Form 10-Q
period 2004-03-31
HOSPIRA INC
filed 2004-05-27
CIK 1274057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-31946

HOSPIRA, INC.

A Delaware corporation	I.R.S. Employer Identification
No. 20-0504497

275 N. Field Drive
Lake Forest, Illinois 60045

Telephone:  (224) 212-2000

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐.   No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐. No  ☒.

As of April 30, 2004, Hospira, Inc. had outstanding 156,042,544 common shares, par value $0.01 per share.

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Combined Statements of Earnings

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2004	2003
Net Sales	$575,198	$571,522
Net Sales to Abbott Laboratories	46,020	61,589
Total Net Sales	621,218	633,111

Cost of products sold	452,879	459,413
Research and development	24,446	19,365
Selling, general and administrative	57,510	56,762
Total Operating Costs and Expenses	534,835	535,540

Operating Earnings	86,383	97,571

Other expense, net	868	2,365
Earnings Before Taxes	85,515	95,206

Taxes on earnings	20,524	28,086
Net Earnings	$64,991	$67,120

The accompanying notes are an integral part of these condensed combined financial statements.

Hospira, Inc.

Condensed Combined Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash Flow From (Used in) Operating Activities:
Net earnings	$64,991	$67,120
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	37,035	37,436
Amortization of intangibles	1,091	1,145
Trade receivables	(24,072)	332
Inventories	(22,906)	(41,492)
Prepaid expenses and other assets	(1,403)	(10,357)
Trade accounts payable and other liabilities	20,830	(21,254)
Other, net	(3,288)	(24,134)
Net Cash From Operating Activities	72,278	8,796

Cash Flow (Used in) Investing Activities:
Acquisitions of property and equipment	(59,088)	(48,768)

Cash Flow From (Used in) Operating and Investing Activities	13,190	(39,972)

Cash Flow (Used in) From Financing Activities:
Net transactions with Abbott Laboratories	(13,177)	39,876

Effect of exchange rate changes on cash and cash equivalents	(13)	96

Net Change in Cash and Cash Equivalents	$—	$—

The accompanying notes are an integral part of these condensed combined financial statements.

Hospira, Inc.

Condensed Combined Balance Sheets

(Unaudited)

(dollars in thousands)

	March 31 2004	December 31 2003
Assets
Current Assets:
Trade receivables, less allowances of $13,907 in 2004 and $16,876 in 2003	$326,275	$315,646
Inventories:
Finished products	328,729	316,109
Work in process	102,427	124,594
Materials	154,355	168,588
Total inventories	585,511	609,291
Prepaid expenses, deferred income taxes and other receivables	153,451	150,496
Total Current Assets	1,065,237	1,075,433
Property and Equipment, at Cost	2,038,312	2,009,202
Less: accumulated depreciation and amortization	1,171,447	1,153,925
Net Property and Equipment	866,865	855,277
Intangible Assets, net of amortization	4,244	5,335
Goodwill	80,973	80,973
Deferred Income Taxes and Other Assets	272,073	233,145
	$2,289,392	$2,250,163
Liabilities and Net Investment in Hospira, Inc.
Current Liabilities:
Trade accounts payable	$95,544	$105,613
Salaries payable and other accruals	278,969	253,988
Total Current Liabilities	374,513	359,601
Post-employment Obligations and Other Long-term Liabilities	440,746	437,098
Commitments and Contingencies
Net investment in Hospira, Inc. by Abbott Laboratories	1,532,757	1,480,943
Accumulated other comprehensive (loss)	(58,624)	(27,479)
	$2,289,392	$2,250,163

The accompanying notes are an integral part of these condensed combined financial statements.

Hospira, Inc.

Notes to Condensed Combined Financial Statements

March 31, 2004

(Unaudited)

Note 1 - Basis of Presentation

These condensed combined financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made. These statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2003, included in Hospira’s information statement included as an exhibit to Hospira’s registration statement on Form 10, which the SEC declared effective on April 13, 2004 (the “Form 10”).  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hospira, Inc. (“Hospira” or the “Company”) was incorporated in Delaware as a wholly owned subsidiary of Abbott Laboratories (“Abbott”) on September 16, 2003, as part of a previously announced plan by Abbott to create a separate company relating to the manufacture and sale of hospital products, including specialty injectable pharmaceuticals, medication delivery systems and injectable pharmaceutical contract manufacturing.  Hospira is comprised of most of Abbott’s Hospital Products segment and a portion of Abbott’s International segment.

On April 30, 2004 (the “distribution date”), Abbott transferred the assets and liabilities comprising Hospira to the Company, except as noted below, and distributed all of the shares of the Company’s common stock to Abbott shareholders in the form of a dividend of one share of the Company’s common stock, and the associated preferred stock purchase right, for every ten Abbott common shares.  Abbott has received a ruling from the Internal Revenue Service (“IRS”) that the transfer of the hospital products business to the Company and the subsequent distribution of all of the common stock of the Company to Abbott shareholders qualifies as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date, these operations and assets will be used in the conduct of Hospira’s international business and Hospira will be subject to the risks and entitled to the benefits generated by the operations and assets commencing immediately after the distribution date. Hospira will be dependent on Abbott’s international infrastructure for up to two years following the distribution date.

The accompanying unaudited interim condensed combined financial statements reflect the combined historical results of operations, financial position and cash flows of Hospira.  Intercompany accounts with Abbott have been combined with invested capital and reported in the combined financial statements as Net Investment in Hospira, Inc. by Abbott Laboratories.  The historical cost basis of assets and liabilities has been reflected in these financial statements.  Management believes the assumptions underlying the combined financial statements are reasonable.  However, the financial information in these financial statements does not include all the expenses that would have been incurred had Hospira been a separate, stand-alone entity and does not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone entity during the periods presented. Because a direct ownership relationship did not exist among all the various units comprising Hospira, Net Investment in Hospira, Inc. by Abbott Laboratories is shown in lieu of shareholders’ equity in the combined financial statements.

Note 2 - Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and are determined on a separate-return basis.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.

Note 3 - Litigation

Abbott is involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business, for which Hospira will be required to indemnify Abbott.

Hospira’s product liability claim exposures are evaluated each reporting period and an estimated loss is recorded. Hospira’s reserves, which are immaterial at March 31, 2004, are the best estimate of loss, as defined by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price.  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including health care insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations.  There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Abbott will indemnify Hospira for liabilities made in the pending or future investigations and lawsuits described above only to the extent they both relate to the existing allegations as of the distribution date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits. Based upon information that is currently available, management believes that the likelihood of a material loss is remote. In accordance with SFAS No. 5, no loss reserves have been recorded for these potential exposures.  These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which, because of our obligation to indemnify Abbott or because we may be named as defendants ourselves, could have a material adverse effect on our business, profitability and financial condition.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 4 - Intangible Assets

The gross amount of intangible assets, primarily product rights, was $25 million at both March 31, 2004 and at December 31, 2003, and accumulated amortization was $21 million and  $20 million, respectively. Estimated annual amortization for intangible assets is $4 million for 2004 and $1 million for 2005. Intangible assets are amortized on a straight-line basis over five to nine years (average 5.7 years).

Note 5  - Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Hospira’s portion of the net cost recognized for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans for all Hospira employees, whether or not the corresponding post-employment benefit liabilities will be retained by Abbott, is as follows:

(dollars in millions)

	Defined Benefit Plans		Medical and Dental Plans
	2004	2003	2004	2003

Service cost — benefits earned during the year	$7.8	$8.0	$4.4	$4.0
Interest cost on projected benefit obligations	11.0	11.3	5.6	6.3
Expected return on plans’ assets	(12.8)	(13.9)	—	—
Net amortization	1.3	0.1	0.8	1.2
Net cost	$7.3	$5.5	$10.8	$11.5

Abbott funds its U.S. pension plans according to IRS funding limitations. In the first quarter of 2004, funding of $45 million was allocated to Hospira relative to the main U.S. pension plan.  Contributions allocated to Hospira for this plan are expected to be between $56 million and $67 million in 2004, including the contribution made in the first quarter 2004.

Hospira’s employees also participate in the Abbott Stock Retirement Plan that is Abbott’s principal defined contribution plan. Hospira’s contributions to this plan in the first quarter of both 2004 and 2003 were approximately $5 million.

As part of the spin-off, Abbott retained the liabilities associated with post-employment medical and dental plans for most retirement-eligible Hospira U.S. employees.  Abbott also retained the defined benefit plan liabilities and assets related to most Hospira U.S. employees who were retired at the time of the distribution.

Note 6 - Comprehensive Income, net of tax

(dollars in millions)

	Three Months Ended March 31
	2004	2003

Foreign currency translation (losses) gains	$(32.3)	$15.6
Unrealized gains on marketable equity securities	1.2	0.3
Other comprehensive (loss) income	(31.1)	15.9
Net Earnings	65.0	67.1
Comprehensive Income	$33.9	$83.0

	March 31 2004	December 31 2003
Supplemental Comprehensive Income Information:

Cumulative foreign currency translation gains	$8.6	$40.9
Cumulative minimum pension liability adjustments	(70.5)	(70.5)
Cumulative unrealized gains on marketable equity securities	3.3	2.1
	$(58.6)	$(27.5)

Note 7 - Segment Information

Hospira’s principal business is the development, manufacture and sale of a broad line of hospital products including specialty injectable pharmaceuticals, medication delivery systems and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and international.

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Certain immaterial reclassifications have been made to the basis of presentation from the Form 10.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The costs of some corporate functions are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated.  The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above, and are not presented in accordance with generally accepted accounting principles applied to the combined financial statements.

(dollars in millions)

	Three Months Ended March 31
	Net Sales		Operating Earnings
	2004	2003	2004	2003
U.S.	$521	$540	$79	$91
International	100	93	18	16
Total Reportable Segments	$621	$633	97	107
Corporate functions			(11)	(9)
Operating Earnings			$86	$98

Note 8 – Incentive Stock Programs

Certain employees of Abbott who became Hospira employees following the distribution held stock option awards granted under Abbott incentive stock programs.  For those employees who were not retirement eligible at the distribution date, these awards were cancelled and replaced by new awards for Hospira common stock at the time of distribution.  The new awards maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  All other terms of the awards remain the same.

Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost attributable to all awards to Hospira employees, whether or not those awards were cancelled and replaced by Hospira awards at the time of distribution, been determined using the fair value-based accounting method, pro forma net income would have been as follows:

(dollars in millions)

	Three Months Ended March 31
	2004	2003

Net income, as reported	$65.0	$67.1
Compensation cost under fair value-based accounting method, net of taxes	(5.7)	(5.2)

Net income, pro forma	$59.3	$61.9

Note 9 - Related Party Transactions

Abbott provided Hospira certain services, which include administration of treasury, insurance, payroll, accounts payable, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, telecommunications, computing services, corporate income tax and selected legal services. Some of these services will be provided to Hospira on a temporary basis after the distribution date. The financial information in these combined financial statements does not include all the expenses that would have been incurred had Hospira been a separate, stand-alone entity. As such, the financial information herein does not reflect the combined financial position, results of operations and cash flows of Hospira in the future or what they would have been had Hospira been a separate, stand-alone entity during the periods presented. Management believes that the methods used to allocate expenses to Hospira are reasonable. The allocation methods include relative sales, headcount, square footage and number of transactions. These services accounted for a total expense of $5 million and $6 million for the three months ended March 31, 2004 and 2003, respectively.

Each of Abbott and Hospira has provided manufacturing services to the other, and certain of these arrangements will continue after the distribution date. Under Abbott’s and Hospira’s internal reporting practices, these services were provided at cost to the purchasing entity. Sales to Abbott amounted to $46 million and $62 million for the three months ended March 31, 2004 and 2003, respectively. Product purchases from Abbott were approximately $20 million for each of the three months ended March 31, 2004 and 2003.

Note 10 - Subsequent Events

On April 28, 2004, Abbott and Hospira entered into a $700 million, short-term senior unsecured credit facility (“Senior Facility”).  The borrowing initially bears interest at a rate of LIBOR plus .875% and is repayable on or before April 27, 2005. The proceeds of the Senior Facility borrowing were retained by Abbott.  On the distribution date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt.  Hospira is subject to additional lending costs of up to $1.1 million if the Senior Facility is not refinanced by October 29, 2004, and up to an additional $2.1 million if the Senior Facility is not refinanced by December 31, 2004.

Hospira has also entered into an unsecured revolving credit facility of $375 million (“Revolver”) that will be available for working capital and other requirements.  The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate.  Borrowings under the Revolver initially bear interest at LIBOR plus .575%, plus a utilization fee of .125% if borrowings under the Revolver exceed $125 million. The commitment is subject to an annual facility fee, initially .175%, and expires in April 2009.

Interest rates under both facilities and the facility fee on the Revolver are subject to increase or decrease if there is a change in Hospira’s credit rating (currently BBB by Standard & Poor’s). The maximum interest rates would be LIBOR plus 1.75% on the Senior Facility and LIBOR plus 1.25% on the Revolver.  The maximum facility fee on the Revolver is .375%. Both credit agreements contain customary restrictions, covenants and events of default for an unsecured financing.

On April 30, 2004, Abbott transferred the assets and liabilities comprising Hospira to the Company, except as noted below, and distributed all of the shares of the Company’s common stock to Abbott shareholders in the form of a dividend of one share of the Company’s common stock, and the associated preferred stock purchase right, for every ten Abbott common shares.  Abbott has received a ruling from the Internal Revenue Service that the transfer of the core hospital products business to the Company and the subsequent distribution of all of the common stock of the Company to Abbott shareholders qualifies as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

In accordance with the contracts covering the spin-off of Hospira, Abbott has retained liabilities for taxes on income prior to the distribution date, post-employment medical benefits for most of Hospira’s retirees and retirement eligible employees, certain liabilities, if any, related to alleged improper pricing practices with respect to Medicaid and Medicare reimbursable products, and the defined benefit retirement plan liabilities and plan assets for most of Hospira’s retirees.  Hospira, Abbott and their benefit consultants are in the process of determining the amount of these liabilities and will recognize the transfer of these liabilities and assets with a corresponding adjustment to Hospira’s equity balance in the second quarter, along with the assumption or incurrence of debt and other adjustments giving effect to the distribution.

Hospira will purchase certain international operations and assets (net of liabilities) from Abbott over a period of time of up to two years after the distribution date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of marketing authorizations for Hospira products.  Hospira is obligated to purchase those international net assets from Abbott for the net book value of such assets at the time of purchase.  As of March 31, 2004, the net book value of such assets was approximately $300 million.

Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott will provide to the other, on an interim, transitional basis, various services, including, for example, internal audit, treasury administration, employee benefits administration and quality assurance services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs and expenses and a predetermined profit. The services generally will commence on the distribution date and will terminate no later than 24 months following the distribution date. The receiving party may terminate the provision of such services upon prior written notice.

Effective as of April 30, 2004, the Company adopted the Hospira 2004 Long-Term Stock Incentive Plan (“Hospira Stock Plan”), the Hospira 401(k) Retirement Savings Plan, the Abbott/Hospira Transitional Annuity Retirement Plan and other employee benefit plans that replicated the previous Abbott plans.  The maximum number of shares available for awards under the Hospira Stock Plan is 31 million shares.  Management has decided not to replicate the Abbott post-employment medical and dental plan.  As noted above, Hospira and its benefit consultants are in the process of determining the related impact, which will be recorded in the second quarter of 2004.

Certain employees of Abbott who became Hospira employees following the distribution held stock option awards granted under Abbott incentive stock programs.  For those employees who were not retirement eligible at the distribution date, these awards were cancelled and replaced by new awards, issued under the Hospira Stock Plan, based on Hospira’s common stock at the time of distribution.  The new awards maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  All other terms of the awards remain the same. A total of 7.5 million options were issued as replacements for the cancelled Abbott options.  Hospira employees who were retirement eligible at the time of the distribution retained their Abbott options.

On May 4, 2004, Hospira’s Board of Directors approved a Founders Grant of 8,409,000 options to be awarded under the Hospira Stock Plan to substantially all employees in the United States and certain employees outside the United States with an exercise price of $26.50. These options will vest on November 4, 2004, and have a term of five years, except for grants to corporate officers, which will vest equally over three years and have a term of ten years.

Each of the outstanding shares of Hospira common stock is accompanied by a preferred stock purchase right.  The rights are exercisable if a person or group acquires fifteen percent or more of the outstanding shares of Hospira common stock or announces a tender or exchange offer which would result in ownership of fifteen percent or more of the outstanding shares of Hospira common stock.  Following the acquisition of fifteen percent or more of the outstanding shares of Hospira common stock, the holders of the rights, other than the acquiring person or group, may purchase Hospira common stock with a value equal to two times the exercise price of the right.  The rights are also exercisable in the event of a merger or other acquisition of Hospira. In this event, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity with a value equal to two times the exercise price of the right. The rights were not exercisable at April 30, 2004.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Hospira, Inc. has operated as a part of Abbott’s Hospital Products and International segments during the period of time covered by the financial statements included herein. References to the historical assets, liabilities, products, businesses or activities of Hospira are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Abbott and its subsidiaries prior to the distribution date.  Resource allocations made within Abbott’s Hospital Products and International segments have impacted the level of resources allocated to Hospira’s business in any given year. These resource allocations affected Hospira’s manufacturing cost structure, research and development project funding, and marketing, promotion and selling activities. After the separation from Abbott, Hospira’s resource allocations may change. In addition, the financial information in the financial statements does not include all the ongoing or transitional costs or capital expenditures that would have been incurred had Hospira been a separate, stand-alone entity and does not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone entity during the periods presented.

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the safety and efficacy of patient care in the acute care setting.  Hospira is a global leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (I.V.) fluids and is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals.  Hospira’s broad portfolio of products is used by hospitals, alternate site clinics, home healthcare providers and long-term care facilities.

Spin-off from Abbott Laboratories

In August 2003, Abbott announced a plan to create a separate publicly traded company consisting of most of its existing core hospital products business.  On April 12, 2004, Abbott announced its board of directors had declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., the global hospital products company to be spun off by Abbott.  The special dividend distribution was paid on April 30, 2004.  For every ten Abbott common shares held, Abbott shareholders received one share of Hospira common stock.  All of the shares of Hospira’s common stock were distributed to Abbott shareholders in a tax-free distribution on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date, these operations and assets will be used in the conduct of Hospira’s international business and Hospira will be subject to the risks and entitled to the benefits generated by the operations and assets commencing immediately after the distribution date. Hospira will be dependent on Abbott’s international infrastructure for up to two years after the distribution date.

As part of the distribution, Hospira incurred $700 million in debt under a senior unsecured credit facility that Abbott and Hospira entered into prior to the distribution date. Upon the distribution, Abbott retained all proceeds and was relieved of all obligations under the credit facility and Hospira became solely obligated to satisfy all payments and other terms of the credit facility. Over a period of time of up to two years after the distribution date, Hospira will also be obligated to purchase the international net assets from Abbott for the net book value of such assets at the time of such purchase. As of March 31, 2004, the net book value of such assets was approximately $300 million.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The unaudited pro forma combined financial statements reported below consist of an unaudited pro forma combined statement of earnings for the three months ended March 31, 2004, and an unaudited pro forma combined balance sheet as of March 31, 2004. The unaudited pro forma combined financial statements reported below should be read in conjunction with the combined financial statements and the corresponding notes included elsewhere herein.

The unaudited pro forma combined balance sheet and statement of earnings included herein have been derived from the combined financial statements included elsewhere herein and do not purport to represent what Hospira’s financial position and results of operations actually would have been had the separation and distribution occurred on the dates indicated, or to project Hospira’s financial performance for any future period. Abbott did not account for the contributed business as, and the contributed business was not operated as, a separate, independent entity for the period presented.

The pro forma Combined Balance Sheet adjustments assume that our separation from Abbott occurred as of March 31, 2004. The pro forma adjustments to the Combined Statements of Earnings for the three months ended March 31, 2004, assume that the separation occurred as of January 1, 2004.

Unaudited Pro Forma Combined Statement of Earnings
for the Three Months Ended March 31, 2004

(Dollars and Shares in Millions, Except Per Share Amounts)

	Historical	Pro Forma Adjustments		Pro Forma
Net sales	$575	$(2	)(C)	$573
Net sales to Abbott Laboratories	46	(10	)(C)	36
Total net sales	621	(12)		609
Cost of products sold	453	(2	)(B)	436
		(15	)(C)

Research and development	24	(1	)(B)	23
Selling, general and administrative	57	(2	)(B)	55
Total operating costs and expenses	534	(20)		514

Interest expense	—	4	(A)	4
Other (income) expense, net	1	—		1

Earnings before taxes	86	4		90
Taxes on earnings	21	1	(D)	22
Net earnings	$65	$3		$68

Unaudited Pro Forma Earnings Per Share
Basic	N/A	N/A		$0.43	(E)
Diluted	N/A	N/A		$0.43	(F)

Average Number of Shares Used in Calculating Earnings Per Share
Basic	N/A	N/A		156.0	(E)
Diluted	N/A	N/A		156.6	(F)

See Accompanying Notes To Unaudited Pro Forma Combined Financial Statements.

Unaudited Pro Forma Combined Balance Sheet as of March 31, 2004

(Dollars in Millions)

	Historical	Pro Forma Adjustments		Pro Forma
Assets
Current Assets:
Trade receivables, net	$326	$—		$326
Inventories	586	—		586
Prepaid expenses, deferred income taxes and other receivables	153	(6	)(J)	132
		(15	)(M)
Total Current Assets	1,065	(21)		1,044
Net Property and Equipment	867	(60	)(K)	872
		65	(L)
Intangible Assets, net	4	—		4
Goodwill	81	—		81
Deferred Income Taxes and Other Assets	272	(118	)(J)	139
		(15	)(M)
Total Assets	$2,289	$(149)		$2,140

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$96	$—		$96
Salaries and other accruals	279	(15	)(J)	243
		(21	)(M)
Short-term debt	—	700	(G)	700
Due to Abbott Laboratories within one year	—	191	(H)	191
Total Current Liabilities	375	855		1,230
Due to Abbott Laboratories beyond one year	—	109	(H)	109
Post-employment Obligations and Other Long-Term Liabilities	441	(328	)(J)	96
		(17	)(M)

Net investment in Hospira, Inc. by Abbott Laboratories	1,532	(1,532	)(I)	—
Common stock, $0.01 par value, authorized 400,000,000 shares; outstanding 156,042,544 shares	—	2	(I)	2
Additional paid in capital	—	560	(I)	561
		1	(M)
Retained earnings	—	138	(I)	138
Accumulated other comprehensive (loss) income	(59)	64	(J)	4
		(1	)(M)
Total Liabilities and Shareholders’ Equity	$2,289	$(149)		$2,140

See Accompanying Notes To Unaudited Pro Forma Combined Financial Statements.

Notes to Unaudited Pro Forma Combined Financial Statements

Due to regulations governing the preparation of pro forma financial statements, the pro forma financial statements do not reflect certain estimated incremental expenses associated with being an independent public company. These additional pretax expenses are estimated to be approximately $40 million for the fiscal year ending December 31, 2004. The estimated incremental expenses associated with being an independent, public company include costs for computer systems and costs associated with corporate administrative services such as tax, treasury, audit, risk management and insurance, legal, investor relations, shareholder services and human resources.

(A)         Reflects interest expense related to $700 million in debt that Hospira has incurred. Also includes interest expense of $1 million on equipment and inventory as described in note H below. Interest expense was calculated assuming constant debt levels throughout the period at LIBOR (1.1%) plus .875%. Interest expense may be higher or lower if Hospira’s actual interest rate or Hospira’s credit ratings change.

(B)           Reflects the removal of the cost of retirement benefits that have been retained by Abbott. Abbott has agreed to retain the post-employment medical benefits obligations for most of Hospira’s employees who were retired or who were eligible to retire as of the distribution date. Abbott has also retained the defined benefit plan obligations and assets for most of Hospira’s retirees as of the distribution date.

(C)           Reflects the estimated differences in revenues and costs that Hospira will record for purchases and sales of product between Hospira and Abbott under contract manufacturing arrangements that will last at least one year, versus the amounts recorded in the historical financial statements. Historically, inventory transfers between Abbott and Hospira were recorded at cost. Subsequent to the distribution, Hospira will record as revenue its costs plus a third-party manufacturing profit for manufacturing services provided to Abbott. For certain products, Hospira will receive the bulk material from Abbott and the mark-up will be on the value-added portion only. Inventory that Hospira purchases from Abbott will be on the same basis as the historical amounts, but will also include a third-party manufacturing profit. Also reflects the impact of changes in terms of certain international sales subject to local currency restrictions.

(D)          Reflects the tax effects of the pro forma adjustments at the applicable income tax rates.

(E)            The number of Hospira shares used to compute basic earnings per share is based on the number of shares of Hospira common stock outstanding on the distribution date.

(F)            The number of shares used to compute diluted earnings per share is based on the number of basic shares of Hospira common stock as described in Note E above, plus incremental shares assuming exercise of dilutive outstanding options awarded as Hospira replacement options on the distribution date.  The number of dilutive shares was determined based on the opening market price on the first day of trading.

(G)           Hospira has incurred $700 million in debt under a senior unsecured credit facility that Hospira and Abbott entered into prior to the distribution date. Abbott has retained all of the proceeds of the borrowing under the credit facility.

(H)          Hospira will purchase certain international operations and assets (net of liabilities) from Abbott after the distribution date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products. The total amount due to Abbott is expected to be approximately $300 million, of which $191 million has been reflected as due within one year and the remaining $109 million has been reflected as due beyond one year. These amounts due to Abbott represent the estimated consideration for these net assets. Hospira will also pay Abbott interest on Abbott’s net investment in equipment placed with customers from the distribution date until local closing, and on the beginning inventory until that inventory is realized by collection of a receivable. Hospira does not expect to pay interest on the accounts receivable related to most, if not all, of these operations, as Hospira expects to pay for these receivables as they are collected.

(I)               On the distribution date, Net Investment in Hospira, Inc. by Abbott Laboratories was redesignated as Hospira Shareholders’ Equity and allocated between common stock and additional paid in capital based on the number of shares of Hospira common stock outstanding at the distribution date. The pro forma amount allocated to retained earnings represents accumulated retained earnings from Hospira’s incorporation on September 16, 2003 through March 31, 2004.

(J)              Reflects the estimated retirement obligations, net of assets, retained by Abbott, as described in Note B above. The adjustment includes an anticipated payment from Abbott of an amount that would cause the Abbott and Hospira plans to be funded on an equivalent basis.

(K)          Reflects an adjustment to eliminate two international manufacturing facilities, Sligo, Ireland and Toronto, Canada, and one manufacturing facility in North Chicago, Illinois that Hospira operated in the past, and which Abbott has retained. The North Chicago facility has been leased to Hospira.

(L)            Reflects an adjustment to add a manufacturing facility in Liscate, Italy, which will be used by Hospira on a short-term basis for manufacture of an Abbott product and on a long-term basis for the manufacture of Hospira products. Also includes capitalized software that will be transferred to Hospira.

(M)       Under the contracts between Abbott and Hospira, certain assets and liabilities will not or may not be transferred or assumed by Hospira. These amounts are not significant individually or in the aggregate.

Results of Operations

Net sales decreased 1.9 percent in the first quarter 2004 versus the first quarter 2003.  This decrease reflects a volume decline of 2.3 percent, primarily from sales to Abbott, coupled with lower prices on certain products of 1.1 percent, partially offset by the effect of the weaker U.S. dollar, which increased sales by 1.5 percent.

 A comparison of product line sales is as follows:

(dollars in millions)

	Three Month Period Ended March 31
	2004	Percent Change vs. Prior Year*	2003	Percent Change vs. Prior Year*
U.S. —
Specialty Injectable Pharmaceuticals	$205	(1.3)	$208	3.1
Medication Delivery Systems	187	5.2	177	2.2
Injectable Pharmaceutical Contract Manufacturing	38	4.1	37	21.5
Sales to Abbott Laboratories	36	(29.6)	52	80.2
Other	55	(17.2)	66	(1.5)
Total U.S.	521	(3.5)	540	7.7
International—
Sales to Third Parties	90	8.7	83	1.5
Sales to Abbott Laboratories	10	(2.2)	10	21.9
Total International Sales	100	7.3	93	3.3
Combined Net Sales	$621	(1.9)	$633	7.0

* Percent change computed based on unrounded numbers

The sales decrease in Specialty Injectable Pharmaceuticals in 2004 was due primarily to approval of a competitor’s generic version of Corlopam® in late 2003 and the related impact of the redeployment of commercial resources in anticipation of the generic launch.  The sales increase in Medication Delivery Systems in 2004 was primarily due to increased placements, including the related sales of disposable sets, of Hospira’s newer technology Plum A+®, Gemstar® and Lifecare PCA® 3 pumps.  Sales to Abbott, which are recorded at cost, are impacted by Abbott’s unit volume requirements.  The decrease in U.S. sales to Abbott in 2004 was driven primarily by lower production levels for one of its proprietary anesthesia products and a thrombolytic agent product.  Other U.S. sales primarily include sales to non-hospital customers and sales of critical care devices.  The decrease in these 2004 sales was primarily due to the divestiture of paclitaxel in 2003, a decline in critical care products and the wind-down of the home infusion product line.  The increase in International sales in 2004 was due to the favorable impact of the weaker U.S. dollar.

The sales increase in Specialty Injectable Pharmaceuticals in 2003 was primarily due to volume gains in generic pharmaceuticals and imaging agents.  The 2003 increase in Injectable Pharmaceutical Contract Manufacturing sales was primarily due to a one-time inventory build by a customer prior to the transition of manufacturing responsibility to them. The decrease in Other sales in 2003 was primarily due to a termination of a supply agreement and a decline in critical care products, partially offset by the launch of an oncology product in the middle of 2002 and the related sales to non-hospital customers.

Gross profit margins were 27.1 percent of net sales in 2004 and 27.4 percent in 2003. The decrease in the gross profit margin was due primarily to increased manufacturing costs and lower U.S. prices, partially offset by a reduction in sales to Abbott.  The effect of recording sales to Abbott at cost, as discussed above, reduced the gross margin by approximately 2 percentage points in 2004 and 3 percentage points in 2003.

Research and development expense was $24 million in 2004 and $19 million in 2003, and represented a 26.2 percent increase year over year. This increase was due to increased spending in medication management systems and generic pharmaceutical development.

Selling, general and administrative expense was $58 million in 2004 and $57 million in 2003, representing a 1.3 percent increase year over year.  The increase was primarily driven by inflation.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and are determined on a separate-return basis. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. The decrease in the effective income tax rate in the first quarter of 2004 versus the same period in 2003 is largely attributable to a greater portion of income derived from operations in jurisdictions subject to more favorable tax rates than the United States.

Transition from Abbott and Cost to Operate as an Independent Company

The combined financial statements reflect the operating results and financial position of Hospira as it was operated by Abbott, rather than as an independent company. Hospira will incur additional ongoing operating expenses to operate as an independent company as discussed below. Also, as a part of the separation from Abbott, Hospira will incur additional transitional costs and increased capital expenditures over the 2004 to 2006 time frame.

Costs of corporate headquarters functions—The combined financial statements do not include many corporate headquarters functions that Hospira will need to establish and maintain. Hospira management estimates that annual ongoing incremental costs of a corporate headquarters will be approximately $29 million. In addition, Hospira will incur additional transitional expenses to establish corporate headquarters functions, as discussed below.

Costs of computer systems that were previously shared with other Abbott operations—The operating costs of computer systems have been allocated to Hospira on bases which management believes are reasonable. Included in these allocations is Hospira’s proportionate share of fixed operating costs. As an independent company, Hospira’s computer operating costs will be higher. Management estimates the costs associated with operating separate Hospira computer systems will increase annual expense by approximately $16 million. In addition, Hospira will incur additional transitional expenses and capital expenditures to establish its independent computer systems, as discussed below.

Costs of the international operating infrastructure—Hospira’s international operations were a small portion of Abbott’s International segment. Hospira does not currently have sufficient infrastructure for independent commercial operations in international markets. Abbott will provide infrastructure support to Hospira for up to two years after the distribution date. During the transition from Abbott, Hospira will incur additional transitional expenses, as discussed below, to establish its international infrastructure. Once the international infrastructure is fully in place, Hospira expects to incur approximately $10 million of annual expenses in excess of the expenses recorded in the historical results of operations.

Capital expenditures and costs to replace space that was shared with other Abbott functions—Hospira has been charged for space that belongs to and will remain with Abbott. Accordingly, Hospira management expects that Hospira will purchase or construct separate facilities shortly after the distribution date, resulting in additional transitional capital expenditures and related expenses, as discussed below.

Transitional costs and capital expenditures—In order to establish corporate headquarters, international infrastructure and independent computer systems, Hospira will incur additional transitional expenses and capital expenditures. These are estimated to total approximately $100 million of pretax expense and $82 million of capital expenditures over the 2004 to 2006 timeframe.

Liquidity and Capital Resources at March 31, 2004 Compared with December 31, 2003

Net Cash From Operating Activities was $72 million for the first quarter 2004. Hospira expects future annual Net Cash From Operating Activities to be between $300 million and $500 million.

At March 31, 2004, Hospira’s working capital of approximately $691 million compared to working capital of approximately $716 million at December 31, 2003. The decrease in working capital in 2004 was primarily due to a decrease in inventories. Capital expenditures of $59 million in 2004 were principally for upgrading and expanding manufacturing and administrative support facilities, and for equipment placed with customers. Annual capital expenditures for 2004 through 2006 are expected to be between $200 million and $300 million, including the transition-related capital expenditures discussed above. This level of expenditure is expected to decrease after 2006.

On April 28, 2004, Abbott and Hospira entered into a $700 million, short-term senior unsecured credit facility (“Senior Facility”).  The borrowing initially bears interest at a rate of LIBOR plus .875% and is repayable on or before April 27, 2005. The proceeds of the Senior Facility borrowing were retained by Abbott. On the distribution date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt. Hospira is subject to additional lending costs of up to $1.1 million if the Senior Facility is not refinanced by October 29, 2004, and up to an additional $2.1 million if the Senior Facility is not refinanced by December 31, 2004. Hospira intends to refinance the Senior Facility in 2004 by incurring long-term indebtedness.

Hospira has also entered into an unsecured revolving credit facility of $375 million (“Revolver”) that will be available for working capital and other requirements.  The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate.  Borrowings under the Revolver initially bear interest at LIBOR plus .575%, plus a utilization fee of .125% if borrowings under the Revolver exceed $125 million. The commitment is subject to an annual facility fee, initially .175%, and expires in April 2009.

Interest rates under both facilities and the facility fee on the Revolver are subject to increase or decrease if there is a change in Hospira’s credit rating (currently BBB by Standard & Poor’s). The maximum interest rates would be LIBOR plus 1.75% on the Senior Facility and LIBOR plus 1.25% on the Revolver.  The maximum facility fee on the Revolver is .375%. Both credit agreements contain customary restrictions, covenants and events of default for an unsecured financing.

Hospira will purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the distribution date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. As of March 31, 2004, the net book value of those assets and liabilities was approximately $300 million. Hospira will pay Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira’s use of these assets during that period. Hospira expects to fund these net asset purchases from operating cash flow.

Legislative Issues

Hospira’s primary markets are highly competitive and subject to substantial government regulation. Hospira expects debate to continue at both the federal and state levels over the availability, method of delivery, reporting requirements and payment for health care products and services. If additional legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Hospira or the health care industry in general might be adversely affected by these factors in the future.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected.  In some cases, these statements can be identified by use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions.  In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding Hospira’s business as an independent public company are forward-looking statements.  Please be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance.  These statements involve risks, uncertainties and assumptions.  Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from Hospira’s expectations.  Economic, competitive, governmental, technological and other factors that may affect Hospira’s operations are discussed in the information statement included as an exhibit in the Company’s registration statement on Form 10 which the Securities and Exchange Commission declared effective on April 13, 2004.  Accordingly, undue reliance should not be placed on the forward-looking statements contained in this document.  These forward-looking statements speak only as of the date on which the statements were made.  Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes to the information provided in the information statement included as an exhibit in the Company’s registration statement on Form 10 which the Securities and Exchange Commission declared effective on April 13, 2004.

Item 4.             Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Terrence C. Kearney, evaluated the effectiveness of Hospira’s disclosure controls and procedures as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective to ensure that information Hospira is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Hospira in the reports that it files under the Exchange Act is accumulated and communicated to Hospira’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.                                                 OTHER INFORMATION

Item 1.  Legal Proceedings

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price.  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including health care insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations.  There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Abbott will indemnify Hospira for liabilities made in the pending or future investigations and lawsuits described above only to the extent they both relate to the existing allegations as of the distribution date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits.  These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which, because of our obligation to indemnify Abbott or because we may be named as defendants ourselves, could have a material adverse effect on our business, profitability and financial condition.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Incorporated by reference to the Exhibit Index included herewith.

(b)                                 Reports on Form 8-K

On April 19, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting materials that Hospira, Inc. intended to present in meetings with certain potential investors.

On April 28, 2004, Hospira, Inc. filed a Current Report on Securities and Exchange Commission Form 8-K reporting a revised page 31 to materials that Hospira, Inc. intended to present in meetings with certain potential investors.

On May 10, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting that Hospira has granted certain stock options under its 2004 Long Term Stock Incentive Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

	By:	/s/ Terrence C. Kearney
Terrence C. Kearney,
Senior Vice President, Finance and Chief Financial Officer

Date: May 27, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc.

[The schedules to the Separation and Distribution Agreement have been omitted and will be furnished supplementally to the Securities and Exchange Commission upon request.]

3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.’s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to Hospira, Inc.’s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).

4.1	Rights Agreement, dated as of April 12, 2004, between Hospira, Inc. and EquiServe Trust Company, N.A., as Rights Agent.

4.1(a)	Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 hereto).

4.1(b)	Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 hereto).

10.1	Form of Transition Services Agreement between Abbott Laboratories and Hospira, Inc.

10.2	Tax Sharing Agreement, dated as of April 16, 2004, between Abbott Laboratories and Hospira, Inc.

10.3	Employee Benefits Agreement, dated as of April 16, 2004, by and among Abbott Laboratories, TAP Pharmaceutical Products Inc. and Hospira, Inc.

10.4	Form of Lease between Abbott Laboratories and Hospira, Inc.

10.5	Information Technology Agreement, dated as of April 29, 2004, between Abbott Laboratories and Hospira, Inc.

10.6	Form of Manufacture and Supply Agreement between Abbott Laboratories and Hospira, Inc.

10.7	Form of Transition Marketing and Distribution Services Agreement between Subsidiaries of Abbott Laboratories and Hospira, Inc.

10.8	Hospira 2004 Long Term Stock Incentive Plan.

10.8(a)	Form of Conversion Incentive Stock Option Terms.

10.8(b)	Form of Conversion Non-Qualified Stock Option Terms.

10.8(c)	Form of Conversion Replacement Non-Qualified Stock Option Terms.

10.8(d)	Form of Non-Qualified Stock Option Terms (10 year term).

10.8(e)	Form of Non-Qualified Stock Option Terms (5 year term).

10.8(f)	Form of Non-Employee Director Restricted Stock Award Agreement.

10.8(g)	Form of Non-Employee Director Non-Qualified Stock Option Terms.

10.9	Hospira, Inc. 2004 Performance Incentive Plan.

10.10	Hospira, Inc. Non-Employee Directors’ Fee Plan.

10.11	Hospira, Inc. 401(k) Supplemental Plan.

10.12	Form of Agreement between Hospira, Inc. and each of Chistopher B. Begley, John Arnott, Terrence C. Kearney, Edward A. Ogunro, Ph. D. and Brian J. Smith regarding Change in Control.

10.13	Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and each of Christopher B. Begley, John Arnott, Terrence C. Kearney and Edward A. Ogunro, Ph.D.

10.13(a)

Abbott Laboratories 401(k) Supplemental Plan, as amended (filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.13(b)

Abbott Laboratories Supplemental Pension Plan, as amended (filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.13(c)

The 1986 Abbott Laboratories Management Incentive Plan, as amended (filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.