Form 10-Q
period 2004-06-30
HOSPIRA INC
filed 2004-08-12
CIK 1274057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-31946

HOSPIRA, INC.

A Delaware corporation	I.R.S. Employer Identification
No. 20-0504497

275 N. Field Drive
Lake Forest, Illinois 60045

Telephone:  (224) 212-2000

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒.   No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐. No  ☒.

As of July 31, 2004, Hospira, Inc. had outstanding 156,052,411 common shares, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales	$617,367	$597,376	$1,192,565	$1,168,898
Net sales to Abbott Laboratories	50,025	51,935	96,045	113,524
Total Net Sales	667,392	649,311	1,288,610	1,282,422

Cost of products sold	456,765	474,409	909,644	933,822
Gross Profit	210,627	174,902	378,966	348,600

Research and development	28,087	23,933	52,533	43,298
Selling, general and administrative	66,931	54,247	124,441	111,009
Curtailment of post-retirement medical and dental benefits	(64,636)	—	(64,636)	—

Income From Operations	180,245	96,722	266,628	194,293

Interest expense	2,684	—	2,684	—
Other expense, net	526	978	1,394	3,343
Income Before Income Taxes	177,035	95,744	262,550	190,950

Income tax expense	51,265	28,244	71,789	56,330
Net Income	$125,770	$67,500	$190,761	$134,620

Earnings Per Common Share
Basic	$0.80	$0.43	$1.22	$0.86
Diluted	$0.80	$0.43	$1.22	$0.86

Weighted Average Common Shares Outstanding
Basic	156,048	156,043	156,048	156,043
Diluted	156,551	156,043	156,551	156,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2004	2003
Cash Flow From (Used in) Operating Activities:
Net income	$190,761	$134,620
Adjustments to reconcile net income to net cash from operating activities —
Depreciation	67,639	63,750
Amortization of intangibles	2,153	2,290
Curtailment of post-retirement medical and dental benefits	(64,636)	—
Trade receivables	(23,808)	9,163
Inventories	(37,275)	(85,062)
Prepaid expenses and other assets	(4,458)	(13,581)
Trade accounts payable and other liabilities	85,020	(14,212)
Other, net	4,161	(6,091)
Net Cash From Operating Activities	219,557	90,877

Cash Flow (Used in) Investing Activities:
Acquisitions of property and equipment	(108,347)	(72,122)

Cash Flow From (Used in) From Financing Activities:
Net transactions with Abbott Laboratories	(20,845)	(18,820)
Pre-distribution dividend to Abbott	(700,000)	—
Issuance of unsecured senior credit facility	700,000	—
Repayment of unsecured senior credit facility	(700,000)	—
Issuance of senior unsecured notes, net of fees paid	693,425	—
Net change in revolving credit facility	25,000	—
Proceeds from stock options exercised	103	—
Net Cash (Used in) Financing Activities	(2,317)	(18,820)

Effect of exchange rate changes on cash and cash equivalents	(13)	65

Net change in cash and cash equivalents	108,880	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$108,880	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	June 30 2004	December 31 2003
Assets
Current Assets:
Cash and cash equivalents	$108,880	$—
Trade receivables, less allowances of $17,128 in 2004 and $16,876 in 2003	319,835	315,646
Inventories:
Finished products	357,954	316,109
Work in process	83,598	124,594
Materials	134,088	168,588
Total inventories	575,640	609,291
Prepaid expenses, deferred income taxes and other receivables	194,339	150,496
Total Current Assets	1,198,694	1,075,433
Property and equipment, at cost	2,064,314	2,009,202
Less: accumulated depreciation and amortization	1,166,848	1,153,925
Net Property and Equipment	897,466	855,277
Intangible assets, net of amortization	3,182	5,335
Goodwill	80,973	80,973
Deferred income taxes and other assets	81,459	233,145
Total Assets	$2,261,774	$2,250,163
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$25,000	$—
Trade accounts payable	110,820	105,613
Salaries payable and other accruals	303,103	253,988
Due to Abbott, net	95,805	—
Total Current Liabilities	534,728	359,601
Due to Abbott, net	63,262	—
Long-term debt	699,698	—
Post-retirement obligations and other long-term liabilities	123,154	437,098
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01-authorized: 400,000,000 shares; issued and outstanding: 156,052,372 shares	1,560	—
Preferred stock, par value $0.01-authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Unearned compensation	(250)	—
Additional paid-in capital	766,018	—
Retained earnings (for the period subsequent to April 30, 2004)	92,531	—
Accumulated other comprehensive (loss)	(18,927)	(27,479)
Net investment in Hospira, Inc. by Abbott Laboratories	—	1,480,943
Total Shareholders’ Equity	840,932	1,453,464
Total Liabilities and Shareholders’ Equity	$2,261,774	$2,250,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

					Net
					Investment
			Accumulated		in Hospira,
			Other	Additional	Inc. by
	Common Stock		Comprehensive	Paid-in	Abbott	Unearned	Retained
	Shares	Amount	Income (Loss)	Capital	Laboratories	Compensation	Earnings*	Total
Balances at January 1, 2004	—	$—	$(27,479)	$—	$1,480,943	$—	$—	$1,453,464

Net income	—	—	—	—	98,230	—	92,531	190,761

Other comprehensive loss	—	—	(39,923)	—	—	—	—	(39,923)

Net transactions with Abbott	—	—	48,475	—	(116,974)	—	—	(68,499)

Pre-distribution dividend to Abbott	—	—	—	—	(700,000)	—	—	(700,000)

Elimination of reporting lag for international operations	—	—	—	—	5,041	—	—	5,041

Issuance of common stock in connection with the distribution	156,043	1,560	—	765,680	(767,240)	—	—	—

Changes in shareholders’ equity related to incentive stock programs	9	—	—	338	—	(250)	—	88

Balances at June 30, 2004	156,052	$1,560	$(18,927)	$766,018	$—	$(250)	$92,531	$840,932

* For the period subsequent to April 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

Note 1 – Background and Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2003, included in Hospira’s information statement included as an exhibit to Hospira’s registration statement on Form 10, which the SEC declared effective on April 13, 2004.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hospira was incorporated in Delaware as a wholly owned subsidiary of Abbott Laboratories (“Abbott”) on September 16, 2003, as part of a previously announced plan by Abbott to create a separate company relating to the manufacture and sale of hospital products, including specialty injectable pharmaceuticals, medication delivery systems and injectable pharmaceutical contract manufacturing.  Hospira is comprised of most of Abbott’s Hospital Products segment and a portion of Abbott’s International segment.

On April 30, 2004 (the “distribution date”), Abbott transferred the assets and liabilities comprising the hospital products business to  Hospira, except as noted below, and distributed all of the shares of Hospira’s common stock to Abbott shareholders in the form of a dividend of one share of Hospira’s common stock, and the associated preferred stock purchase right, for every ten Abbott common shares.  Abbott has received a ruling from the Internal Revenue Service (“IRS”) that the transfer of the hospital products business to Hospira and the subsequent distribution of all of the common stock of Hospira to Abbott shareholders qualifies as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

In connection with the distribution, Hospira and Abbott entered into a series of agreements, such as a separation and distribution agreement, transition services agreement, an employee benefit agreement, a tax sharing agreement and other related agreements, which govern the ongoing relationship between the two companies.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur over a two year period after the distribution date, these operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira will be dependent on Abbott’s international infrastructure for up to two years following the distribution date.

Prior to the distribution, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one month reporting lag was eliminated as of April 30, 2004 as it was no longer required to achieve a timely consolidation. The April 2004 net income from these international operations of approximately $5 million was recorded as an adjustment to Net Investment in Hospira, Inc. by Abbott Laboratories in April 2004.

The accompanying unaudited interim condensed consolidated financial statements reflect Hospira’s operations as a separate, stand-alone entity subsequent to April 30, 2004, combined with the historical operations of Hospira when it operated as part of Abbott prior to becoming a separate, stand-alone entity. For the period prior to April 30, 2004, during which Hospira operated as part of Abbott, Abbott provided Hospira with various services, including finance, legal, internal audit, public affairs, human resources and other services. The historical financial statements include expense allocations related to these services and Hospira considers these allocations to be reasonable reflections of the utilization of services provided. Intercompany accounts with Abbott have been combined with invested capital and reported in the consolidated financial statements as Net Investment in Hospira, Inc. by Abbott Laboratories for periods prior to April 30, 2004.

The financial information in these financial statements does not include all the expenses that would have been incurred had Hospira been a separate, stand-alone entity and does not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone entity prior to April 30, 2004. Because a direct ownership relationship did not exist among all the various units comprising Hospira, Net Investment in Hospira, Inc. by Abbott Laboratories is shown in lieu of shareholders’ equity in the consolidated financial statements prior to April 30, 2004.

Note 2 – Income Tax Expense

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items, primarily curtailment of post-retirement medical and dental benefits, and are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. Abbott has retained responsibility for all tax liabilities prior to the distribution date.

Note 3 - Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average shares of common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  For periods ended April 30, 2004 and prior, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott.  On the distribution date, outstanding Abbott awards for non-retirement eligible Hospira employees were cancelled and replaced by new awards for Hospira common stock.  The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  Abbott awards granted to Hospira employees who were retirement eligible on the distribution date remain options to purchase Abbott stock and have no impact on Hospira share dilution.  The following table shows the effect of stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

(shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Weighted average common shares outstanding	156,048	156,043	156,048	156,043
Assumed exercise of stock options	503	—	503	—
Weighted average dilutive common shares outstanding	156,551	156,043	156,551	156,043

For the three and six months ended June 30, 2004, there were outstanding options to purchase 4.9 million shares of Hospira stock, for which the exercise price of the options exceeded the average stock price.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 4 – Litigation

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are immaterial at June 30, 2004, are the best estimate of loss, as defined by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

Abbott is involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business, for which Hospira is required to indemnify Abbott.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including health care insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas.  The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program.  Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the distribution date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits.  Based upon information that is currently available, management believes that the likelihood of a material loss is remote. In accordance with SFAS No. 5, no loss reserves have been recorded for these exposures.  These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which, because of our obligation to indemnify Abbott or because we may be named as defendants ourselves, could have a material adverse effect on our business, profitability and financial condition.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 5 - Intangible Assets

The gross amount of intangible assets, primarily product rights, was $25 million at both June 30, 2004 and December 31, 2003, and accumulated amortization was $22 million and  $20 million, respectively. Estimated annual amortization for intangible assets is $4 million for 2004 and $1 million for 2005. Intangible assets are amortized on a straight-line basis over five to nine years (average 5.7 years).

Note 6  - Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans.   The pension and post-retirement medical and dental plans cover U.S. union and non-union employees as well as employees at various international locations.  In connection with the distribution, Hospira and Abbott entered into an Employee Benefits Agreement, which provided that Abbott retain liabilities for pension benefits for U.S. non-union and international employees who were retired as of the distribution date and liabilities for post-retirement medical and dental benefits for U.S. non-union employees who were retired or eligible to retire as of the distribution date.

Benefit Plan Changes

As a result of its evaluation of its benefit programs, Hospira announced a series of benefit plan changes in the second quarter of 2004.  These changes include the enhancement of the 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004.  Effective December 31, 2004, the U.S. non-union pension plan will be frozen.  Eligible employees covered by the plan will continue to earn benefits based on pay and years of service through December 31, 2004 and will be entitled to all benefits earned when they retire.  Beginning January 1, 2005, all U.S. non-union employees will be eligible to receive an additional company-matching contribution to the 401(k) plan and employees that are age 40 and above, as of December 31, 2004, will be eligible to receive an additional annual company-matching contribution for five years beginning in 2005.

Net Pension and Medical and Dental Benefit Cost

Net cost recognized for the three and six months ended June 30 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in millions)

	Pension Plans
	Three Months Ended June 30		Six Months Ended June 30
	2004 (1)	2003 (2)	2004 (1)	2003 (2)

Service cost — benefits earned during the year	$7.0	$8.4	$14.8	$16.4
Interest cost on projected benefit obligations	8.2	10.3	19.2	21.6
Expected return on plans’ assets	(8.9)	(14.0)	(21.7)	(27.9)
Net amortization	1.4	—	2.7	0.1
Curtailment of benefits (3)	1.5	—	1.5	—

Net pension cost	$9.2	$4.7	$16.5	$10.2

Notes

(1)          The net pension cost for the three and six months ended June 30, 2004 include costs of $2.5 and $9.7 million, respectively, allocated from Abbott through the distribution date for all Hospira employees, including U.S. non-union employees who were retired as of the distribution.  Subsequent to the distribution, Abbott retained net pension costs for U.S. non-union employees who were retired as of the distribution date.

(2)          The net pension cost for the three and six months ended June 30, 2003 include costs allocated from Abbott for all  Hospira employees, including U.S. employees who were retired as of the distribution date.

(3)          The curtailment charge represents previously unrecognized losses and prior service costs for which recognition is accelerated due to the freezing of the pension plan.

(dollars in millions)

	Medical and Dental Plans
	Three Months Ended June 30		Six Months Ended June 30
	2004 (1)(4)	2003 (2)	2004 (1)(4)	2003 (2)

Service cost — benefits earned during the year	$1.5	$2.1	$5.9	$6.1
Interest cost on projected benefit obligations	2.2	3.3	7.8	9.7
Net amortization	0.4	(0.2)	1.2	0.9
Curtailment of benefits (3)	(64.6)	—	(64.6)	—

Net medical and dental cost	$(60.5)	$5.2	$(49.7)	$16.7

Notes

(1)          The net medical and dental cost for the three and six months ended June 30, 2004 include costs of $3.6 million and $14.4 million, respectively, allocated from Abbott for periods prior to the distribution date for all U.S. Hospira employees, including employees who were retired or retirement eligible as of the distribution date. Subsequent to the distribution, Abbott retained post-retirement medical and dental costs for Hospira U.S. non-union employees who were retired or eligible to retire as of the distribution date.

(2)          The net medical and dental cost for the three and six months ended June 30, 2003 include costs allocated from Abbott for all U.S. Hospira employees, including employees who were retired or eligible to retire as of the distribution date.

(3)          The curtailment gain results from the discontinuation of benefits for U.S. non-union employees that were not retired or eligible to retire as of the distribution date.

(4)          In May 2004, the Financial Accounting Standards Board issued Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance to employers who determine the prescription drug benefits available under their plan are actuarially equivalent to Medicare Part D and therefore qualify for a subsidy.  As a result of the adoption of this new standard by Hospira in the second quarter, the projected benefit obligation related to benefits attributed to past services for the U.S. union plan was reduced by approximately $5.3 million, and the net cost recognized for the second quarter was reduced by $0.1 million.

Hospira’s employees also participated through the distribution date in the Abbott Stock Retirement Plan that is Abbott’s principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan.  Hospira’s contributions to these defined contribution plans for the three months ended June 30, 2004 and 2003 were $4.8 million and $4.4 million, respectively. For the six months ended June 30, 2004 and 2003, contributions were $9.6 million and $9.2 million, respectively.

Changes in Benefit Obligations as of Distribution Date

As required under the Employee Benefits Agreement, the projected and accumulated benefit obligations and corresponding unrecognized actuarial losses, unrecognized prior service cost and unrecognized transition obligation were re-measured as of the distribution date.  The allocation of the benefit obligations was based on the employees retained by Abbott and Hospira on the date of distribution as discussed above.  The weighted average actuarial assumptions used for the April 30, 2004 re-measurements remained consistent with those as of December 31, 2003, except for the discount rate, which was increased from 6.0% to 6.25%

Summarized information about the changes in benefit obligations and plan assets related to the distribution, for Hospira’s U.S. and international plans as of the distribution date is as follows:

(dollars in millions)

	Pension Plans		Medical and Dental Plans

Amounts retained by Abbott:
Projected benefit obligation retained by Abbott	$464.5		$265.0
Assets retained by Abbott Trusts	(445.1)		—
Unrecognized actuarial losses and prior service costs retained by Abbott	(150.3)		(57.6)
Net (prepaid) accrued balance retained by Abbott	$(130.9)		$207.4

Amounts retained by Hospira:
Projected benefit obligation retained by Hospira	$426.2	(1)	$116.5	(2)
Assets retained by Hospira Trusts	(263.3)		—
Unrecognized actuarial losses and prior service costs retained by Hospira	(145.1	)(1)	(30.9	)(2)
Net accrued balance retained by Hospira	$17.8		$85.6

(1)          Due to benefit plan changes, the pension plans projected benefit obligation and unrecognized actuarial losses and prior service costs were subsequently reduced by $95.5 and $97.1 million, respectively.

(2)          Due to benefit plan changes, the medical and dental plans projected benefit obligation and unrecognized actuarial losses and prior service costs were subsequently reduced by $84.3 and $19.7 million, respectively. The net impact is $64.6 million related to the U.S. non-union post-retirement medical and dental plans, which was recognized as a curtailment gain as noted above. The remaining net accrued balance relates to Hospira’s union medical and dental plan.

As a result of Abbott’s retention of the benefit obligations for the retirees as of the distribution date, Hospira’s additional minimum pension liability was reduced by $76.8 million to $41.0 million.  The related accumulated other comprehensive loss was reduced by $47.3 million, with $23.2 million retained by Hospira, net of taxes.

Changes in Plan Assets and Cash Funding

Plan assets for the primary U.S. pension plan of $215.1 million were transferred to the Abbott/Hospira Transitional Annuity Retirement Trust from the Abbott pension trust in the third quarter. The amount of the transfer was determined in accordance with the assumptions dictated in ERISA section 4044 and the Employee Benefits Agreement.

In accordance with the Employee Benefits Agreement, Abbott is required to make a payment to Hospira in an amount that will cause the accumulated benefit obligation funded ratio of the Hospira plan to be equivalent to that of the Abbott plan as of the distribution date.  Hospira received such payment, in the amount of $45 million, in the third quarter.  The amount is recorded in Due to Abbott, Net as of June 30, 2004.  Hospira plans to conduct an asset/liability study in order to determine the appropriate level of funding for the Hospira plan.

Note 7 – Debt

The following debt was incurred either as a result of or since the distribution from Abbott.  Hospira did not have debt prior to April 28, 2004.

$700 Million Short-term Senior Unsecured Credit Facility

On April 28, 2004, Abbott and Hospira entered into a $700 million, short-term senior unsecured credit facility (“Senior Facility”). The borrowing bore interest at a rate of LIBOR plus .875% and was repayable on or before April 27, 2005. The proceeds of the Senior Facility borrowing were retained by Abbott.  On the distribution date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt.  As of June 30, 2004, all amounts under the Senior Facility have been repaid with proceeds from the senior unsecured notes together with cash on hand.

$375 Million Unsecured Revolving Credit Facility

On April 30, 2004, Hospira entered into an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate.  Borrowings under the Revolver initially bear interest at LIBOR plus .575%, plus a utilization fee of .125% if borrowings under the Revolver exceed $125 million.  Interest and the annual facility fee under the Revolver are subject to increase or decrease if there is a change in Hospira’s credit rating (currently BBB by Standard & Poor’s).  The maximum interest rate is LIBOR plus 1.25%. The commitment is subject to an annual facility fee, initially .175% with a maximum fee of .375%, and expires in April 2009.  As of June 30, 2004, Hospira has borrowed $25 million under the Revolver.

$700 Million Senior Unsecured Notes

On June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes at a price of 99.947 percent of par value and $400 million ten-year senior unsecured notes at a price of 99.731 percent of par value.  The $300 million five-year notes bear interest at a rate of 4.95 percent per annum and mature on June 15, 2009 and the $400 million ten-year notes bear interest at a rate of 5.90 percent per annum and mature on June 15, 2014.  The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the Senior Facility.

The Revolver and Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while the underlying agreements are outstanding.  Such covenants include obligations not to allow liens on properties or assets, merge or consolidate with any other corporation, or sell or lease all or substantially all of Hospira’s assets, as well as compliance with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth.

Hospira’s debt as of June 30, 2004 consists of the following (dollars in millions):

June 30, 2004

Short-term borrowings:
$375 million unsecured revolving credit facility	$25

Total short-term borrowings	25

Long –term debt:
Senior unsecured notes due 2009	300
Senior unsecured notes due 2014	400

Total long-term debt	700

Unamortized debt discount	(1)

Long-term debt	699

Total debt	$724

Note 8 - Comprehensive Income, net of tax

(dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Foreign currency translation (losses) gains	$(7.1)	$19.7	$(39.4)	$35.3
Minimum pension liability adjustment	47.3	—	47.3	—
Unrealized (losses) gains on marketable equity securities	(0.5)	2.7	0.7	3.0
Other comprehensive income	39.7	22.4	8.6	38.3
Less effect of distribution from Abbott	(48.5)	—	(48.5)	—
Adjusted other comprehensive (loss) income	(8.8)	22.4	(39.9)	38.3
Net Income	125.8	67.5	190.8	134.6
Comprehensive Income	$117.0	$89.9	$150.9	$172.9

	June 30, 2004	December 31, 2003
Supplemental Comprehensive Income Information:

Cumulative foreign currency translation gains	$1.5	$40.9
Cumulative minimum pension liability adjustments	(23.2)	(70.5)
Cumulative unrealized gains on marketable equity securities	2.8	2.1
	$(18.9)	$(27.5)

Note 9 - Segment Information

Hospira’s principal business is the development, manufacture and sale of a broad line of hospital products including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and international.

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Certain immaterial reclassifications have been made to the basis of presentation to reflect changes in internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of some corporate functions are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated.  The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

(dollars in millions)

	Three Months Ended June 30				Six Months Ended June 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2004	2003	2004	2003	2004	2003	2004	2003

U.S. (1)	$555	$546	$160	$79	$1,077	$1,085	$239	$170
International	112	103	34	27	212	197	52	43
Total reportable segments	$667	$649	194	106	$1,289	$1,282	291	213
Corporate functions			(13)	(10)			(24)	(19)
Income from Operations			181	96			267	194
Other			(4)	—			(4)	(3)
Income before income taxes			$177	$96			$263	$191

(1)  2004 Income from operations includes curtailment benefit of $65 million.

Note 10 – Incentive Stock Programs

Certain employees of Abbott who became Hospira employees following the distribution held stock option awards granted under Abbott incentive stock programs.  For employees who were retirement eligible at distribution date, these awards remain options to purchase Abbott stock and all terms of the options remain the same.  For those employees who were not retirement eligible at the distribution date, the awards were cancelled and replaced by new awards (“converted options”) for Hospira common stock at the time of distribution.  Approximately 7.5 million options were issued as replacements for the cancelled Abbott awards. The converted options maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  All other terms of the converted options remain the same.

In May 2004, Hospira awarded a Founders Grant of 8.4 million options to substantially all employees in the United States and certain international employees, at the fair market value at the time of grant.  These options generally vest in six months and have a five- year term for all employees except for those granted to corporate officers, which vest over three years and have a ten-year term.

Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options. In accordance with this intrinsic value method, no compensation expense is recognized for Hospira’s stock option plans. If the fair value method of accounting was used for the Abbott options, converted Hospira options, and Hospira Founders options, net income and earnings per share (EPS) in the periods during 2004 and 2003 would have been as follows:

(dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Income, as reported	$125.8	$67.5	$190.8	$134.6
Hospira stock-based compensation, net of tax (1)	12.0	—	12.0	—
Pro-forma net income including Hospira stock-based compensation expense	113.8	67.5	178.8	134.6
Abbott stock-based compensation, net of tax (2)	1.7	5.4	7.1	10.9
Pro-forma net income including all stock-based compensation expense	$112.1	$62.1	$171.7	$123.7

Basic EPS, as reported	$0.80	$0.43	$1.22	$0.86
Basic EPS, pro forma	$0.72	$0.40	$1.10	$0.79
Diluted EPS, as reported	$0.80	$0.43	$1.22	$0.86
Diluted EPS, pro forma	$0.72	$0.40	$1.10	$0.79

Notes

(1)          For the three and six months ended June 30, 2004, the Hospira pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $10.0 million for the Founders options, granted in May 2004, as well as $2.0 million for the converted options.

(2)          Hospira is reflecting the Abbott stock-based compensation for its employees, whether or not those awards were cancelled and replaced by Hospira awards at the time of distribution, in the pro forma net income for the periods prior to the distribution. Subsequent to the distribution, only Hospira converted options and the corresponding unvested portion will impact pro forma income.

The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2004 was $6.61. The weighted average fair value for the Abbott options granted in the three and six months ended June 30, 2004 and 2003 was $11.79 and $8.73, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	32.0%	N/A	32.0%	N/A
Expected Life (years)	2.9	N/A	2.9	N/A
Risk-free interest rate	2.9%	N/A	2.9%	N/A
Dividend yield	0.0%	N/A	0.0%	N/A

Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	32.0%	32.0%	32.0%	32.0%
Expected Life (years)	5.4	5.4	5.4	5.4
Risk-free interest rate	2.9%	2.7%	2.9%	2.7%
Dividend yield	2.2%	2.8%	2.2%	2.8

Note 11 – Relationship with Abbott

Hospira operated as part of Abbott prior to April 30, 2004, during which time Abbott provided various services to Hospira, which included, for example, administration of treasury, payroll and benefits, accounts payable, public and investor relations, internal audit, telecommunications, computing services, corporate income tax and selected legal services. The cost of these services was allocated to Hospira utilizing various allocation methods including relative sales, headcount, square footage and number of transactions. Management believes that the methods used to allocate expenses to Hospira were reasonable. In connection with the distribution, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott will provide to the other, on an interim, transitional basis, various services, including, for example, internal audit, treasury administration, employee benefits administration and quality assurance services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up.  The services generally commenced on the distribution date and will terminate no later than 24 months following the distribution date. The receiving party may terminate the provision of such services upon prior written notice. The cost of these various services was approximately $5 million and $10 million for the second quarter and six months ended June 30, 2004 and $6 million and $12 million for the second quarter and six months ended June 30, 2003.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to April 30, 2004, under Abbott’s and Hospira’s internal reporting practices, these services were provided at cost to the purchasing entity and Hospira’s sales to Abbott included the value of the bulk material. Subsequent to the distribution date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only.  Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to approximately $50 million and $96 million for the second quarter and six months ended June 30, 2004 and $52 million and $114 million for the second quarter and six months ended June 30, 2003. Product purchases from Abbott were approximately $20 million and $40 million for the second quarter and six months ended June 30, 2004 and $22 million and $42 million for the second quarter and six months ended June 30, 2003.

Hospira will purchase certain international operations and assets (net of liabilities) from Abbott over a period of time of up to two years after the distribution date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of marketing authorizations for Hospira products.  Hospira is obligated to purchase those international net assets from Abbott for the net book value of such assets at the time of purchase.  As of June 30, 2004, the net book value of the assets to be purchased was approximately $236 million, of which $63 million is recorded as long-term. The net book value is primarily comprised of accounts receivable of $105 million, inventory of $92 million, equipment of $60 million and other, net of $(21) million, primarily accounts payable and other accrued liabilities. Each amount has been included in the corresponding balance sheet line item.

All charges between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the safety and efficacy of patient care in the acute care setting.  Hospira is a global leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (I.V.) fluids. Hospira is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals.  Hospira’s broad portfolio of products is used by hospitals, alternate site clinics, home healthcare providers and long-term care facilities.

Spin-off from Abbott Laboratories

In August 2003, Abbott announced a plan to create a separate publicly traded company consisting of its existing core hospital products business.  On April 12, 2004, Abbott announced its board of directors had declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., the global hospital products company to be spun off by Abbott.  The special dividend distribution was paid on April 30, 2004.  For every ten Abbott common shares held, Abbott shareholders received one share of Hospira common stock.  All of the shares of Hospira’s common stock were distributed to Abbott shareholders in a tax-free distribution on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the distribution qualifies as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

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

2004 Second Quarter Highlights

•                  Began trading as HSP on the New York Stock Exchange on May 3, 2004.

•                  Amended our existing medication management (pump) agreement with Consorta to enable its members to sign multi-year agreements with Hospira that extend beyond the current contract’s August 31, 2007 end date.

•                  Launched a new generic injectable drug, deferoxamine mesylate, adding to our position as a leading provider of generic injectable pharmaceuticals in the United States.

•                  Completed the process started earlier this year with Novation on our pharmacy contract, and secured its renewal. The contract represents over $200 million in potential annual sales for our generic injectable drugs.

•                  Acquired a 100,000 square-foot manufacturing facility in Clayton, N.C., providing Hospira with additional capacity in emulsion technology.

•                  Proceeded on schedule with transition plans, including selection of the site for Hospira’s research and development facility, initiation of the build-out of a new IT infrastructure, and establishment of Hospira’s international leadership structure.

Results of operations for the three months ended June 30, 2004 compared to June 30, 2003

Net Sales

Net sales increased 2.8 percent in the second quarter 2004 compared to the second quarter 2003, of which 0.7 percent relates to the impact of the weaker U.S. dollar.  The remaining increase resulted primarily from volume increases, partially offset by lower prices on certain products.

A comparison of product line sales is as follows:

	Three Month Period Ended June 30
(dollars in millions)	2004	2003	Percent Change vs. Prior Year*
U.S. —
Specialty Injectable Pharmaceuticals	$221	$218	1.4
Medication Delivery Systems	192	184	4.9
Injectable Pharmaceutical Contract Manufacturing	46	44	3.9
Sales to Abbott Laboratories	34	42	(19.5)
Other	62	58	6.3

Total U.S.	555	546	1.7

International—
Sales to Third Parties	96	93	2.7
Sales to Abbott Laboratories	16	10	64.2

Total International Sales	112	103	8.6

Consolidated Net Sales	$667	$649	2.8

* Percent change computed based on unrounded numbers

The sales increase in Medication Delivery Systems was due to increased placements, including the related sales of disposable sets and syringes, of Hospira’s newer technology Plum A+ ®, Gemstar ® and Lifecare PCA ®3 pumps; coupled with increased sales of infusion therapy products.  Sales to Abbott prior to the distribution were recorded at cost, while after the distribution they were recorded at Hospira’s cost plus a markup, and are impacted by Abbott’s unit volume requirements.  The decrease in Sales to Abbott is primarily due to the exclusion of the cost of the bulk drug subsequent to the distribution for two significant products manufactured for Abbott, while 2003 included the cost of these bulk drugs.  This reflects the post-distribution arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value added plus a markup.  The sales reduction due to this change was partially offset by the markup on product sold to Abbott after the distribution.  Other U.S. sales primarily include sales to non-hospital customers and sales of critical care products.  The sales increase in 2004 was due to the launch of the generic drug, deferoxamine mesylate, to the non-hospital customer base.  In addition, 2003 Other U.S. sales was negatively impacted by a product recall.  The sales increase was partially offset by the divestiture of the product rights for paclitaxel in 2003 and a decline in critical care products.  International sales to Abbott in 2004 increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the distribution, coupled with the impact of the markup on products sold to Abbott after the distribution.

Gross Profit

Gross profit increased approximately $35.7 million, or 20.4%, for the quarter ended June 30, 2004, compared with the same period in 2003. Gross profit margin increased to 31.6% for the second quarter of 2004, from 26.9% for the second quarter of 2003. The increased margin is primarily the result of product mix improvement; lower costs, primarily freight and distribution; the impact in 2003 of a product recall; and the markup on sales to Abbott in 2004, compared to 2003 when sales were recorded at cost. Slightly lower prices partially offset the margin improvements.

Research and Development

Research and development expenses increased approximately $4.2 million, or 17.4%, for the quarter ended June 30, 2004, compared with the same period in 2003. The increase was due to spending associated with new product development primarily related to our medication management systems.  Research and development expenses increased to 4.2% of net sales for the quarter ended June 30, 2004, compared with 3.7% of net sales for the same period in 2003.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $12.7 million, or 23.4%, for the quarter ended June 30, 2004, compared with the same period in 2003. The increase was primarily due to additional costs relating to becoming a separate stand-alone company.  These costs include the establishment of corporate functions, legal and other professional services, insurance, information technology and costs relating to establishing business infrastructure outside the United States. Selling, general and administrative expenses increased to 10.0% of net sales for the quarter ended June 30, 2004, compared with 8.4% of net sales for the same period in 2003.

Curtailment of Post-retirement Medical and Dental Benefits

In the second quarter of 2004, Hospira evaluated its retirement benefit programs and announced a series of benefit plan changes which included the discontinuation of the U.S. non-union post-retirement medical and dental plan. The effect of the discontinuation of the post-retirement medical and dental plan was a non-cash pre-tax benefit of $64.6 million resulting from the reversal of the related liability.

Interest and Other Expense (Income), Net

Interest and other expenses, net increased approximately $2.2 million for the quarter ended June 30, 2004, compared with the same period in 2003. The increase was primarily due to interest relating to short-term borrowings and the issuance of the senior unsecured notes to repay the senior unsecured credit facility that Hospira incurred as part of the distribution.

Income Tax Expense

The effective tax rate was 29% for the quarter ended June 30, 2004 compared to 29.5% for the same period in 2003. Hospira estimates its 2004 annual effective tax rate to be 24%, excluding the effect of significant unusual items.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.  The effective tax rate in the second quarter of 2004 includes the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above.  Excluding the effect of the curtailment, the effective rate in the second quarter of 2004 was lower than the rate in the same period in 2003 primarily due to a greater portion of income derived from operations in jurisdictions with tax exemptions.

Results of operations for the six months ended June 30, 2004 compared to June 30, 2003

Net Sales

Net sales increased 0.5 percent in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  This increase reflects the impact of the weaker U.S. dollar of 1.1 percent, as well as increased volumes, partially offset by lower prices on certain products.

A comparison of product line sales is as follows:

	Six Month Period Ended June 30
(dollars in millions)	2004	2003	Percent Change vs. Prior Year*
U.S. —
Specialty Injectable Pharmaceuticals	$426	$426	0.1
Medication Delivery Systems	379	361	5.1
Injectable Pharmaceutical Contract Manufacturing	84	81	4.0
Sales to Abbott Laboratories	71	94	(25.1)
Other	117	123	(6.3)

Total U.S.	1,077	1,085	(0.9)

International—
Sales to Third Parties	187	177	5.4
Sales to Abbott Laboratories	25	20	31.1

Total International Sales	212	197	8.0

Consolidated Net Sales	$1,289	$1,282	0.5

* Percent change computed based on unrounded numbers

The sales increase in Medication Delivery Systems was due to increased placements, including the related sales of disposable sets and syringes, of Hospira’s newer technology Plum A+ ®, Gemstar ® and Lifecare PCA ®3 pumps; coupled with increased sales of infusion therapy products.  Sales to Abbott prior to the distribution were recorded at cost, while after the distribution they were recorded at Hospira’s cost plus a markup, and are impacted by Abbott’s unit volume requirements.  The decrease in Sales to Abbott is primarily due to the exclusion of the cost of the bulk drug subsequent to the distribution for two significant products manufactured for Abbott, while 2003 included the cost of these bulk drugs.  This reflects the post-distribution arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira and Hospira’s sales include only the value added plus a markup.  The sales reduction due to this change was partially offset by the markup on product sold to Abbott after the distribution.  Other U.S. sales primarily include sales to non-hospital customers and sales of critical care products.  The decrease in Other U.S. sales was primarily due to the divestiture of the product rights for paclitaxel in 2003, a decline in critical care products, and the wind-down of the home infusion product line in 2003, partially offset by the launch of the generic drug, deferoxamine mesylate, to the non-hospital customer base.  In addition, 2003 Other U.S. sales was negatively impacted by a product recall.  International sales to Abbott in 2004 increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the distribution, coupled with the impact of the markup on products sold to Abbott after the distribution.

Gross Profit

Gross profit increased approximately $30.4 million, or 8.7%, for the six months ended June 30, 2004, compared with the same period in 2003. Gross profit margin increased to 29.4% for the first six months of 2004, from 27.2% for the first six months of 2003. The increased margin is primarily the result of product mix improvement; the impact in 2003 of a product recall; lower costs, primarily freight and distribution; and the markup on sales to Abbott in 2004.  Slightly lower prices partially offset the margin improvements.

Research and Development

Research and development expenses increased approximately $9.2 million, or 21.3%, for the six months ended June 30, 2004, compared with the same period in 2003. The increase was due to spending associated with new product development primarily related to our medication management systems and generic pharmaceutical development. Research and development expenses increased to 4.1% of net sales for the six months ended June 30, 2004, compared with 3.4% of net sales for the same period in 2003.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $13.4 million, or 12.1%, for the six months ended June 30, 2004, compared with the same period in 2003. The increase was primarily due to additional costs relating to becoming a separate stand-alone company.  These costs include the establishment of corporate functions, legal and other professional services, insurance, information technology and costs relating to establishing business infrastructure outside the United States. Selling, general and administrative expenses increased to 9.7% of net sales for the six months ended June 30, 2004, compared with 8.7% of net sales for the same period in 2003.

Curtailment of Post-retirement Medical and Dental Benefits

In the second quarter of 2004, Hospira evaluated its retirement benefit programs and announced a series of benefit plan changes which included the discontinuation of the U.S. non-union post-retirement medical and dental plan. The effect of the discontinuation of the post-retirement medical and dental plan was a non-cash pre-tax benefit of $64.6 million.

Interest and Other Expense (Income), Net

Interest and other expenses, net increased approximately $0.7 million for the six months ended June 30, 2004, compared with the same period in 2003. The increase was primarily due to interest relating to short-term borrowings and the issuance of the senior unsecured notes to repay the senior unsecured credit facility that Hospira incurred as part of the distribution, offset by losses in 2003 of an equity investment retained by Abbott.

Income Tax Expense

The effective tax rate for the six months ended June 30, 2004 was 27.3%, compared to 29.5% for the same period in 2003. Hospira estimates its 2004 annual effective tax rate to be 24%, excluding the effect of significant unusual items.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.  The effective tax rate for the six months ended June 30, 2004 includes the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above.  Excluding the effect of the curtailment, the effective rate for the first six months of 2004 was lower than the rate in the same period in 2003 primarily due to a greater portion of income derived from operations in jurisdictions with tax exemptions.

Costs to Operate as an Independent Company

As part of becoming an independent company, Hospira will incur additional non-recurring transitional expenses to establish corporate headquarters, international infrastructure and independent computer systems. These costs are estimated to total approximately $100 million of pretax expense over the 24-month period subsequent to the spin-off from Abbott. As of June 30, 2004, Hospira has incurred approximately $5 million of these costs.

Liquidity and Capital Resources at June 30, 2004 compared with December 31, 2003

Prior to the distribution, as part of Abbott, Hospira did not hold cash, and the related transactions with Abbott were reflected in the condensed consolidated statement of cash flows in the financing section as “Net transactions with Abbott Laboratories.”  Subsequent to the distribution, Hospira has cash and cash equivalents, which primarily include demand deposits with banks or other financial institutions.

Net Cash From Operating Activities, which continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures, was $220 million for the six-month period ended June 30, 2004.  The cash inflow is due primarily to operating income and increased accounts payable and other liabilities.

Net Cash Used in Investing Activities of $108 million included payments for upgrading and expanding manufacturing and administrative support facilities, and for equipment placed with customers.

Net Cash Used in Financing Activities of $2 million consisted primarily of net transactions with Abbott previous to and related to the distribution, net transactions with Abbott related to international net asset activity for the entire six month period, and the issuance and payment of short term and long-term debt, net of discount and financing fees.  Operational transactions with Abbott after the distribution are included in operating cash flows.

At June 30, 2004, Hospira’s working capital of approximately $664 million compared to working capital of approximately $716 million at December 31, 2003.  The decrease in working capital in 2004 was mainly due to the current portion of  “Due to Abbott, Net”, which is primarily related to the liability for the international net assets to be purchased from Abbott; increases in accounts payable and accrued liabilities; borrowings under the revolving credit facility; and decreases in inventory, offset by an increase in cash and cash equivalents and current deferred income taxes.   The increase in cash is due primarily to two months of cash flow from operations being retained by Hospira that prior to the distribution would have been remitted to Abbott.

Hospira expects annual Net Cash From Operating Activities to be between $300 and $350 million.  Annual capital expenditures are expected to be between $250 million and $275 million, including transition-related capital expenditures, such as the construction of a new research and development facility.

Hospira believes that current cash and cash equivalents, cash generated from operations, and funds available from our revolving credit facility will be sufficient to finance our operations, including product development, transition costs, international net asset acquisitions, and capital expenditures.

On June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes and $400 million ten-year senior unsecured notes.  The $300 million five-year notes bear interest at a rate of 4.95 percent per annum and mature on June 15, 2009 and the $400 million ten-year notes bear interest at a rate of 5.90 percent per annum and mature on June 15, 2014.  The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the $700 million, short-term senior unsecured credit facility (“Senior Facility”).

On April 28, 2004, Abbott and Hospira entered into the Senior Facility.  The proceeds of the Senior Facility were retained by Abbott.  On the distribution date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt.  As of June 30, 2004, all amounts under the Senior Facility have been repaid with proceeds from the senior unsecured notes together with cash on hand.

Hospira’s credit facility, entered into on April 30, 2004, consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate.  The commitment is subject to an annual facility fee, and expires in April 2009. As of June 30, 2004, Hospira has borrowed $25 million under the Revolver.

The Revolver and Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while the underlying agreements are outstanding.  Such covenants include obligations not to allow liens on properties or assets, merge or consolidate with any other corporation, or sell or lease all or substantially all of Hospira’s assets, as well as compliance with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth.

Hospira will purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the distribution date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors.  As of June 30, 2004, the net book value of those assets and liabilities was approximately $236 million. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira’s use of these assets during that period. Hospira expects to fund these net asset purchases from operating cash flow.

Contractual Obligations

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value. The following table summarizes Hospira’s estimated contractual obligations as of June 30, 2004 (dollars in millions):

	Payment Due By Period
	Total	2004	2005-2006	2007-2008	2009 and Thereafter

Short-term borrowings	$25.0	$25.0	$—	$—	$—
Long-term debt	700.0	—	—	—	700.0
Lease obligations	163.7	8.9	37.9	30.3	86.6
Purchase commitments(1)	274.0	233.1	40.9	—	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	9.7	—	9.7	—	—
Amounts due to Abbott for acquisition of certain international net assets	236.3	140.0	96.3	—	—

Total	$1,408.7	$407.0	$184.8	$30.3	$786.6

(1)           Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements.

(2)           Excludes approximately $113 million of other long-term liabilities related primarily to post-retirement benefit plans.  Hospira plans to conduct an asset/liability study in order to determine the appropriate level of funding for the primary U.S. Hospira pension plan.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. In some cases, these statements can be identified by use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding Hospira’s business as an independent public company are forward-looking statements. Please be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from Hospira’s expectations. Economic, competitive, governmental, technological and other factors that may affect Hospira’s operations are discussed in the information statement included as an exhibit in Hospira’s registration statement on Form 10 which the Securities and Exchange Commission declared effective on April 13, 2004. Accordingly, undue reliance should not be placed on the forward-looking statements contained in this document. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes to the information provided in the information statement included as an exhibit in Hospira’s registration statement on Form 10, which the Securities and Exchange Commission declared effective on April 13, 2004

Item 4.           Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1.                           Legal Proceedings

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including health care insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas.  The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program.  Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the distribution date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits.  These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which, because of our obligation to indemnify Abbott or because we may be named as defendants ourselves, could have a material adverse effect on our business, profitability and financial condition.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

In connection with the spin-off, Abbott’s board of directors, acting on behalf of Abbott as the sole stockholder of Hospira, approved the following matters on April 8, 2004:  (i) the registration statement on Form 10, File No. 1-31946, filed by Hospira with the Securities and Exchange Commission, (ii) the Hospira 2004 Long-Term Stock Incentive Plan, (iii) the entry into change in control agreements by Hospira with certain Hospira executives, (iv) the adoption by Hospira of the Hospira Change in Control Severance Pay Plan, and (v) the adoption by Hospira of the Hospira 2004 Performance Incentive Plan.

On April 12, 2004, Abbott, as the sole stockholder of Hospira, approved by written consent (i) the Restated Certificate of Incorporation as the amended and restated certificate of incorporation for Hospira, effective as of April 30, 2004, and (ii) the issuance of a sufficient number of shares of Hospira common stock to Abbott to effect the distribution of Hospira common stock to Abbott shareholders.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Hospira Supplemental Pension Plan.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

On April 19, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting materials that Hospira, Inc. intended to present in meetings with certain potential investors.

On April 28, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting a revised page 31 to materials that Hospira, Inc. intended to present in meetings with certain potential investors.

On May 10, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting that Hospira has granted certain stock options under its 2004 Long Term Stock Incentive Plan.

On May 27, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting certain comments on the results of the first quarter of 2004 that Hospira, Inc. intended to discuss with certain potential investors.

On June 9, 2004, Hospira, Inc. filed a Current Report on Securities and Exchange Commission Form 8-K reporting the issuance and sale of $300 million of 4.95% Notes due in 2009 and $400 million of 5.90% Notes due in 2014.

On July 29, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K reporting:  (i) unaudited combined statements of earnings for the three month periods ended March 31, June 30, September 30 and December 31, 2003; and (ii) unaudited net sales by product line for each of the three month periods ended March 31, June 30, September 30 and December 31, 2003.

On August 11, 2004, Hospira, Inc. furnished a Current Report on Securities and Exchange Commission Form 8-K attaching a copy of its Press Release dated August 10, 2004 on Second Quarter 2004 Results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

	By:	/s/ Terrence C. Kearney
Terrence C. Kearney,
Senior Vice President, Finance and Chief Financial Officer

Date: August 12, 2004