Form 10-Q
period 2004-09-30
HOSPIRA INC
filed 2004-11-10
CIK 1274057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 31, 2004, Hospira, Inc. had outstanding 156,094,985 common shares, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$618,184	$598,026	$1,810,749	$1,766,924
Net sales to Abbott Laboratories	37,926	51,272	133,971	164,796
Total Net Sales	656,110	649,298	1,944,720	1,931,720

Cost of products sold	462,283	469,283	1,371,927	1,403,105
Gross Profit	193,827	180,015	572,793	528,615

Research and development	28,001	29,729	80,534	73,027
Selling, general and administrative	71,899	56,933	196,340	167,942
Curtailment of post-retirement medical and dental benefits	—	—	(64,636)	—
Income From Operations	93,927	93,353	360,555	287,646

Interest expense	8,268	—	10,952	—
Other (income)expense, net	(2,538)	(1,443)	(1,144)	1,900
Income Before Income Taxes	88,197	94,796	350,747	285,746

Income tax expense	26,882	27,965	98,671	84,295
Net Income	$61,315	$66,831	$252,076	$201,451

Earnings Per Common Share:
Basic	$0.39	$0.43	$1.61	$1.29
Diluted	$0.39	$0.43	$1.61	$1.29

Weighted Average Common Shares Outstanding:
Basic	156,059	156,043	156,054	156,043
Diluted	156,672	156,043	156,623	156,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2004	2003

Cash Flow From (Used in) Operating Activities:

Net income	$252,076	$201,451
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	99,867	98,491
Amortization of intangibles	3,215	3,446
Curtailment of post-retirement medical and dental benefits	(64,636)	—
Trade receivables	(37,079)	26,268
Inventories	694	(57,172)
Prepaid expenses and other assets	(7,300)	(9,012)
Trade accounts payable and other liabilities	85,357	(52,047)
Other, net	(46,315)	32,314
Net Cash From Operating Activities	285,879	243,739

Cash Flow (Used in) From Investing Activities:

Acquisitions of property and equipment	(168,721)	(128,744)
Sale of equity securities	—	3,260
Net Cash (Used in) Investing Activities	(168,721)	(125,484)

Cash Flow From (Used in) Financing Activities:

Net transactions with Abbott Laboratories	24,209	(118,151)
Pre-distribution dividend to Abbott	(700,000)	—
Issuance of unsecured senior credit facility	700,000	—
Repayment of unsecured senior credit facility	(700,000)	—
Issuance of senior unsecured notes, net of fees paid	693,344	—
Proceeds from stock options exercised	486
Net Cash From (Used in) Financing Activities	18,039	(118,151)

Effect of exchange rate changes on cash and cash equivalents	251	(104)

Net change in cash and cash equivalents	135,448	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$135,448	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	September 30	December 31
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$135,448	$—
Trade receivables, less allowances of $16,837 in 2004 and $16,876 in 2003	336,093	315,646
Inventories:
Finished products	323,624	316,109
Work in process	87,295	124,594
Materials	128,926	168,588
Total inventories	539,845	609,291
Prepaid expenses, deferred income taxes and other receivables	158,249	150,496
Total Current Assets	1,169,635	1,075,433
Property and equipment, at cost	2,112,174	2,009,202
Less: accumulated depreciation and amortization	1,188,904	1,153,925
Net Property and Equipment	923,270	855,277
Intangible assets, net of amortization	2,120	5,335
Goodwill	80,973	80,973
Deferred income taxes	11,324	127,296
Other assets	106,911	105,849
Total Assets	$2,294,233	$2,250,163
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$—	$—
Trade accounts payable	102,800	105,613
Salaries payable and other accruals	319,472	253,988
Due to Abbott, net	117,952	—
Total Current Liabilities	540,224	359,601
Due to Abbott, net	64,944	—
Long-term debt	698,806	—
Post-retirement obligations and other long-term liabilities	86,544	437,098
Commitments and Contingencies
Shareholders' Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding: 156,072,261 shares	1,561	—
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Unearned compensation	(202)	—
Additional paid-in capital	766,576	—
Retained earnings (for the period subsequent to April 30, 2004)	153,846	—
Accumulated other comprehensive (loss)	(18,066)	(27,479)
Net investment in Hospira, Inc. by Abbott Laboratories	—	1,480,943
Total Shareholders' Equity	903,715	1,453,464
Total Liabilities and Shareholders' Equity	$2,294,233	$2,250,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

					Net
			Accumulated		Investment in
			Other	Additional	Hospira, Inc.
	Common Stock		Comprehensive	Paid-in	by Abbott	Unearned	Retained
	Shares	Amount	Income (Loss)	Capital	Laboratories	Compensation	Earnings*	Total

Balances at January 1, 2004	—	$—	$(27,479)	$—	$1,480,943	$—	$—	$1,453,464

Net Income	—	—	—	—	98,230	—	153,846	252,076

Other comprehensive loss	—	—	(39,062)	—	—	—	—	(39,062)

Net transactions with Abbott	—	—	48,475	—	(116,974)	—	—	(68,499)

Pre-distribution dividend to Abbott	—	—	—	—	(700,000)	—	—	(700,000)

Elimination of reporting lag for international operations	—	—	—	—	5,041	—	—	5,041

Issuance of common stock in connection with the distribution	156,043	1,560	—	765,680	(767,240)	—	—	—

Changes in shareholders' equity related to incentive stock programs	29	1	—	896	—	(202)	—	695

Balances at September 30, 2004	156,072	$1,561	$(18,066)	$766,576	$—	$(202)	$153,846	$903,715

* For the period subsequent to April 30, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2004

(Unaudited)

Note 1 – Background and Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2003, included in Hospira’s information statement included as an exhibit to Hospira’s registration statement on Form 10, which the SEC declared effective on April 13, 2004.  The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hospira was incorporated in Delaware as a wholly owned subsidiary of Abbott Laboratories (“Abbott”) on September 16, 2003, as part of a previously announced plan by Abbott to create a separate company relating to the manufacture and sale of hospital products, including specialty injectable pharmaceuticals, medication delivery systems and injectable pharmaceutical contract manufacturing.  Most of what was then Abbott’s Hospital Products segment and a portion of Abbott’s International segment were transferred to Hospira as part of its spin-off from Abbott.

On April 30, 2004 (the “spin-off date”), Abbott transferred the assets and liabilities comprising the hospital products business to Hospira, except as noted below, and consummated the spin-off of Hospira by distributing all of the shares of Hospira’s common stock to Abbott shareholders in the form of a dividend of one share of Hospira’s common stock, and the associated preferred stock purchase right, for every ten Abbott common shares.  Abbott received a ruling from the Internal Revenue Service (“IRS”) that the transfer of the hospital products business to Hospira and the subsequent distribution of all of the common stock of Hospira to Abbott shareholders qualified as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

In connection with the spin-off, Hospira and Abbott entered into a series of agreements, such as a separation and distribution agreement, a transition services agreement, an employee benefit agreement, a tax sharing agreement and other related agreements, which govern the ongoing relationship between the two companies.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur over a two year period after the spin-off date, these operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira is dependent on Abbott’s international infrastructure for up to two years following the spin-off date.

Prior to the spin-off, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one month reporting lag was eliminated as of April 30, 2004, as it was no longer required to achieve a timely consolidation. The April 2004 net income from these international operations of approximately $5 million was recorded as an adjustment to Net Investment in Hospira, Inc. by Abbott Laboratories in April 2004.

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

Note 2 – Income Tax Expense

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items, primarily curtailment of post-retirement medical and dental benefits, and are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer. During the third quarter, Hospira increased its annual effective tax rate, excluding the effect of significant unusual items, from 24% to 26% due to an increase in expected earnings in the U.S., which has a higher tax rate than foreign jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. Abbott has retained responsibility for all tax liabilities prior to the spin-off date.

Note 3 - Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott.  On the spin-off date, outstanding Abbott awards for non-retirement eligible Hospira employees were cancelled and replaced by new awards for Hospira common stock.  The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  Abbott awards granted to Hospira employees who were retirement eligible on the spin-off date remain options to purchase Abbott stock and have no impact on Hospira share dilution.  The following table shows the effect of stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

(shares in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Weighted average common shares outstanding	156,059	156,043	156,054	156,043
Assumed exercise of stock options	613	—	569	—
Weighted average dilutive common shares outstanding	156,672	156,043	156,623	156,043

For the three and nine months ended September 30, 2004, there were outstanding options to purchase approximately 5.0 million shares of Hospira stock, for which the exercise price of the options exceeded the average stock price.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 4 – Litigation

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are immaterial at September 30, 2004, are the best estimate of loss, as defined by Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

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

These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including health care insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas.  The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program.  Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits.  These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which, because of its obligation to indemnify Abbott or because Hospira may be named as a defendant, could have a material adverse effect on its business, profitability and financial condition.

On November 8, 2004, Hospira received notification from Berlex, initiating an arbitration proceeding under Hospira’s distribution contract with Berlex. Under the Hospira/Berlex contract, Hospira distributes Berlex’s imaging agents.  Berlex has the option under the contract to initiate a “wind-down” of the contract prior to its expiration at the end of 2005. The dispute to be resolved by arbitration pertains to the effective date of Berlex’s initiation of the wind-down. No date has been set for the arbitration.

Hospira has been named as a defendant in a lawsuit brought by three employees alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The lawsuit seeks class action certification on behalf of “All employees of Abbott who were participants and beneficiaries of the Abbott Benefit Plans whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off announced by Abbott on August 22, 2003.” Hospira denies all material allegations asserted against it in the complaint.

Based upon information that is currently available, management believes that the likelihood of a material loss to Hospira is remote. In accordance with SFAS No. 5, no loss reserves have been recorded for these exposures.  Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 5 - Intangible Assets

The gross amount of intangible assets, primarily product rights, was $25 million at both September 30, 2004 and December 31, 2003, and accumulated amortization was $23 million and $20 million, respectively. Estimated annual amortization for intangible assets is $4 million for 2004 and $1 million for 2005. Intangible assets are amortized on a straight-line basis over five to nine years (average 5.7 years).

Note 6 - Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans.   The pension and post-retirement medical and dental plans cover certain U.S. employees as well as employees at various international locations.  In connection with the spin-off, Hospira and Abbott entered into an Employee Benefits Agreement, which provided that Abbott retain liabilities for pension benefits for U.S. non-union and international employees who were retired as of the spin-off date and liabilities for post-retirement medical and dental benefits for U.S. non-union employees who were retired or eligible to retire as of the spin-off date.

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

Net Pension and Medical and Dental Benefit Cost

Net cost recognized for the three and nine months ended September 30 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in millions)

	Pension Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003 (2)	2004 (1)	2003 (2)

Service cost — benefits earned during the year	$3.9	$8.2	$18.6	$24.6
Interest cost on projected benefit obligations	5.2	10.8	24.4	32.4
Expected return on plans’ assets	(7.0)	(13.9)	(28.6)	(41.8)
Net amortization	0.2	—	2.9	0.1
Curtailment of benefits (3)	—	—	1.5	—

Net pension cost	$2.3	$5.1	$18.8	$15.3

Notes

(1)          The net pension cost for nine months ended September 30, 2004 includes costs of $9.7 million allocated from Abbott through the spin-off date for all Hospira employees, including U.S. non-union employees who were retired as of the spin-off date.  Subsequent to the spin-off, Abbott retained net pension costs for U.S. non-union employees who were retired as of the spin-off date.

(2)          The net pension cost for the three and nine months ended September 30, 2003 includes costs allocated from Abbott for all Hospira employees, including U.S. employees who were retired as of the spin-off date.

(3)          The curtailment charge represents previously unrecognized losses and prior service costs for which recognition is accelerated due to the freezing of the pension plan.

(dollars in millions)

	Medical and Dental Plans
	Three Months Ended September 30		Nine months Ended September 30
	2004 (4)	2003 (2)	2004 (1)(4)	2003 (2)

Service cost — benefits earned during the year	$0.5	$2.4	$6.4	$8.5
Interest cost on projected benefit obligations	1.0	5.6	8.8	15.3
Net amortization	0.8	0.4	2.0	1.3
Curtailment of benefits (3)	—	—	(64.6)	—

Net medical and dental cost	$2.3	$8.4	$(47.4)	$25.1

Notes

(1)          The net medical and dental cost for nine months ended September 30, 2004 includes costs of $14.4 million allocated from Abbott for periods prior to the spin-off date for all U.S. Hospira employees, including employees who were retired or retirement eligible as of the spin-off date. Subsequent to the spin-off, Abbott retained post-retirement medical and dental costs for Hospira U.S. non-union employees who were retired or eligible to retire as of the spin-off date.

(2)          The net medical and dental cost for the three and nine months ended September 30, 2003 includes costs allocated from Abbott for all U.S. Hospira employees, including employees who were retired or eligible to retire as of the spin-off date.

(3)          The curtailment gain results from the discontinuation of benefits for U.S. non-union employees that were not retired or eligible to retire as of the spin-off date.

(4)          In May 2004, the Financial Accounting Standards Board issued Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance to employers who determine the prescription drug benefits available under their plan are actuarially equivalent to Medicare Part D and therefore qualify for a subsidy.  As a result of the adoption of this new standard by Hospira in the second quarter, the projected benefit obligation related to benefits attributed to past services for the U.S. union plan was reduced by approximately $5.3 million, and the net cost recognized for the nine months ended September 30, 2004 was reduced by approximately $.4 million.

Hospira’s employees also participated through the spin-off date in the Abbott Stock Retirement Plan that is Abbott’s principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan.  Hospira’s contributions to these defined contribution plans for the three months ended September 30, 2004 and 2003 were $5.8 million and $4.9 million, respectively. For the nine months ended September 30, 2004 and 2003, contributions were $15.3 million and $14.1 million, respectively.

Changes in Benefit Obligations as of Spin-off Date

As required under the Employee Benefits Agreement between Hospira and Abbott, the projected and accumulated benefit obligations and corresponding unrecognized actuarial losses, unrecognized prior service cost and unrecognized transition obligation were re-measured as of the spin-off date.  The allocation of the benefit obligations was based on the employees retained by Abbott and Hospira on the spin-off date as discussed above.  The weighted average actuarial assumptions used for the April 30, 2004 re-measurements remained consistent with those as of December 31, 2003, except for the discount rate, which was increased from 6.0% to 6.25%

Summarized information about the changes in benefit obligations and plan assets related to the spin-off, for Hospira’s U.S. and international plans as of the spin-off date is as follows:

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

(1)          Due to benefit plan changes, the pension plans’ projected benefit obligation and unrecognized actuarial losses and prior service costs were subsequently reduced by $95.5 and $97.1 million, respectively.

(2)          Due to benefit plan changes, the medical and dental plans’ projected benefit obligation and unrecognized actuarial losses and prior service costs were subsequently reduced by $84.3 and $19.7 million, respectively.  The net impact is $64.6 million related to the U.S. non-union post-retirement medical and dental plans, which was recognized as a curtailment gain as noted above. The remaining net accrued balance relates to Hospira’s union medical and dental plan.

As a result of Abbott’s retention of the benefit obligations for the retirees as of the spin-off date, Hospira’s additional minimum pension liability was reduced by $76.8 million to $41.0 million.  The related accumulated other comprehensive loss was reduced by $47.3 million, with $23.2 million retained by Hospira, net of taxes. As of September 30, 2004, included in post-retirement and other long-term liabilities on the condensed consolidated balance sheet are post-retirement and minimum pension related liabilities of $33.9 million and $41.1 million, respectively.

Changes in Plan Assets and Cash Funding as of Spin-off Date

Plan assets for the primary U.S. pension plan of $215.1 million were transferred to the Abbott/Hospira Transitional Annuity Retirement Trust ( “Trust”) from the Abbott pension trust in the third quarter. The amount of the transfer was determined in accordance with the assumptions dictated in ERISA section 4044 and the Employee Benefits Agreement.

In accordance with the Employee Benefits Agreement, Abbott was required to make a payment to Hospira in an amount that caused the accumulated benefit obligation funded ratio of the Hospira plan to be equivalent to that of the Abbott plan as of the spin-off date.

Hospira received such payment, in the amount of $45 million, and contributed the entire amount to the Trust in the third quarter. Hospira funds its domestic pension plans according to IRS funding limitations. Hospira does not expect to contribute any additional amounts to its main U.S. pension plan in 2004.

Note 7 – Debt

The following debt was incurred either as a result of or since the spin-off from Abbott.  Hospira did not have debt prior to April 28, 2004.

$700 Million Short-term Senior Unsecured Credit Facility

On April 28, 2004, Abbott and Hospira entered into a $700 million, short-term senior unsecured credit facility (“Senior Facility”). The borrowing bore interest at a rate of LIBOR plus .875% and was repayable on or before April 27, 2005. The proceeds of the Senior Facility borrowing were retained by Abbott.  On the spin-off date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt.  On June 15, 2004, all amounts under the Senior Facility were repaid with proceeds from the senior unsecured notes, together with cash on hand.

$375 Million Unsecured Revolving Credit Facility

On April 30, 2004, Hospira entered into an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate.  Borrowings under the Revolver initially bear interest at LIBOR plus .575%, plus a utilization fee of .125% if borrowings under the Revolver exceed $125 million.  Interest and the annual facility fee under the Revolver are subject to increase or decrease if there is a change in Hospira’s credit rating (currently BBB by Standard & Poor’s).  The maximum interest rate is LIBOR plus 1.25%. The commitment is subject to an annual facility fee, initially .175% with a maximum fee of .375%, and expires in April 2009.  As of September 30, 2004, Hospira had no amounts outstanding under the Revolver.

$700 Million Senior Unsecured Notes

On June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes at a price of 99.947 percent of par value and $400 million ten-year senior unsecured notes at a price of 99.731 percent of par value.  The $300 million five-year notes bear interest at a rate of 4.95 percent per annum and mature on June 15, 2009 and the $400 million ten-year notes bear interest at a rate of 5.90 percent per annum and mature on June 15, 2014.  The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the Senior Facility.  Subsequently, Hospira filed a registration statement with the SEC, which was declared effective on July 22, 2004.  The exchange of unregistered for registered notes was completed on August 26, 2004.

The Revolver and Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on properties or assets, merge or consolidate with any other corporation, or sell or lease all or substantially all of Hospira’s assets, as well as compliance with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of September 30, 2004, Hospira was in compliance with all such covenants.

Hospira’s debt as of September 30, 2004 consists of the following (dollars in millions):

September 30,
2004
Short-term borrowings:
$375 million unsecured revolving credit facility	$—

Total short-term borrowings	—

Long-term debt:
Senior unsecured notes due 2009	300
Senior unsecured notes due 2014	400

Total long-term debt	700

Unamortized debt discount	(1)

Long-term debt	699

Total debt	$699

Note 8 - Comprehensive Income, net of tax

(dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Foreign currency translation gains (losses)	$1.5	$(17.3)	$(37.9)	$18.0
Minimum pension liability adjustment	—	—	47.3	—
Unrealized (losses) gains on marketable equity securities	(0.7)	0.7	—	3.6
Other comprehensive income	0.8	(16.6)	9.4	21.6
Less effect of spin-off from Abbott	—	—	(48.5)	—
Adjusted Other comprehensive (loss) income	0.8	(16.6)	(39.1)	21.6
Net Income	61.3	66.8	252.1	201.5
Comprehensive Income	$62.1	$50.2	$213.0	$223.1

	September 30, 2004	December 31, 2003

Cumulative foreign currency translation gains	$3.0	$40.9
Cumulative minimum pension liability adjustments	(23.2)	(70.5)
Cumulative unrealized gains on marketable equity securities	2.1	2.1
Accumulated Other Comprehensive (Loss)	$(18.1)	$(27.5)

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

(dollars in millions)

	Three Months Ended September 30				Nine Months Ended September 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2004	2003	2004	2003	2004	2003	2004 (1)	2003

U.S.	$557	$553	$89	$83	$1,633	$1,639	$327	$253

International	99	96	$22	20	312	293	74	63
Total reportable segments	$656	$649	111	103	$1,945	$1,932	401	316
Corporate functions			(17)	(9)			(41)	(28)
Income from operations			94	94			360	288
Other			(6)	1			(10)	(2)
Income before income taxes			$88	$95			$350	$286

(1) 2004 U.S. Income from operations includes curtailment benefit of $65 million.

Note 10 – Incentive Stock Programs

Certain employees of Abbott who became Hospira employees following the spin-off held stock option awards granted under Abbott incentive stock programs.  For employees who were retirement eligible at the spin-off date, these awards remain options to purchase Abbott stock and all terms of the options remain the same.  For those employees who were not retirement eligible at the spin-off date, the awards were cancelled and replaced by new awards (“converted options”) for Hospira common stock at the time of the spin-off.  Approximately 7.5 million options were issued as replacements for the cancelled Abbott awards. The converted options maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  All other terms of the converted options remain the same.

In May 2004, Hospira awarded a Founders Grant of 8.4 million options to substantially all employees in the United States and certain international employees, at the fair market value at the time of grant.  These options generally vest in six months and have a five-year term for all employees except for those granted to corporate officers, which vest over three years and have a ten-year term.

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

(dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Income, as reported	$61.3	$66.8	$252.1	$201.5
Hospira stock-based compensation, net of tax (1)	17.2	—	29.2	—
Pro-forma net income including Hospira stock-based compensation expense	44.1	66.8	222.9	201.5
Abbott stock-based compensation, net of tax (2)	—	5.4	7.1	16.3
Pro-forma net income including all stock-based compensation expense	$44.1	$61.4	$215.8	$185.2

Basic EPS, as reported	$0.39	$0.43	$1.61	$1.29
Basic EPS, pro forma	$0.28	$0.39	$1.38	$1.18
Diluted EPS, as reported	$0.39	$0.43	$1.61	$1.29
Diluted EPS, pro forma	$0.28	$0.39	$1.38	$1.18

Notes

(1)          For the three and nine months ended September 30, 2004, the Hospira pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $14.5 million and $24.5 million, respectively, for the Founders options, granted in May 2004, as well as $2.7 million and $4.7 million for the converted options.

(2)          For periods prior to the spin-off, these amounts reflect the Abbott stock-based compensation for Hospira employees, whether or not those awards were cancelled and replaced by Hospira awards at the time of the spin-off. For periods subsequent to the spin-off, Abbott awards for Hospira employees who were not retirement eligible were converted to Hospira options, and only the corresponding unvested portion of such awards impacts pro forma income.

The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2004 was $6.91 and $6.61, respectively. The weighted average fair value for the Abbott options granted in the nine months ended September 30, 2004 was $11.79, and in the three and nine months ended September 30, 2003 was $8.73. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	32.0%	N/A	32.0%	N/A
Expected Life (years)	2.5	N/A	2.9	N/A
Risk-free interest rate	2.75%	N/A	2.9%	N/A
Dividend yield	0.0%	N/A	0.0%	N/A

Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	N/A	32%	32%	32%
Expected Life (years)	N/A	5.4	5.4	5.4
Risk-free interest rate	N/A	2.7%	2.9%	2.7%
Dividend yield	N/A	2.8%	2.2%	2.8%

Note 11 – Relationship with Abbott

Hospira operated as part of Abbott prior to the spin-off date, during which time Abbott provided various services to Hospira, which included, for example, administration of treasury, payroll and benefits, accounts payable, public and investor relations, internal audit, telecommunications, computing services, corporate income tax and selected legal services. The cost of these services was allocated to Hospira utilizing various allocation methods including relative sales, headcount, square footage and number of transactions. Management believes that the methods used to allocate expenses to Hospira were reasonable. In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott will provide to the other, on an interim, transitional basis, various services, including, for example, internal audit, treasury administration, employee benefits administration, information technology systems, distribution and quality assurance services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up.  The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira was approximately $4 million and $10 million for the three and nine months ended September 30, 2004, respectively. Prior year amounts of $6 million and $18 million for the three and nine months ended September 30, 2003, respectively, include only those costs that were allocated to Hospira as a part of Abbott, including the costs related to leases noted below.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems.  The cost for the leases and additional services for the three and nine months ended September 30, 2004 was approximately $8 million and $22 million, respectively.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to the spin-off date, under Abbott’s and Hospira’s internal reporting practices, these services were provided at cost to the purchasing entity and Hospira’s sales to Abbott included the value of the bulk material. Subsequent to the spin-off date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only.  Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to approximately $38 million and $134 million for the three and nine months ended September 30, 2004, respectively, and $51 million and $165 million for the three and nine months ended September 30, 2003, respectively. Product purchases from Abbott were approximately $15 million and $55 million for the three and nine months ended September 30, 2004, respectively, and $18 million and $60 million for the three and nine months ended September 30, 2003, respectively.

Hospira is obligated to purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third party distributors. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira’s use of these assets during that period. As of September 30, 2004, the net book value of those assets and liabilities was approximately $262 million, of which $65 million is recorded as long-term. The net book value is primarily comprised of accounts receivable of $105 million, inventory of $92 million, equipment of $62 million and other, net of $3 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $78 million of items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

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

Spin-off from Abbott Laboratories

In August 2003, Abbott announced a plan to create a separate publicly traded company consisting of its existing core hospital products business.  On April 30, 2004, Abbott consummated the spin-off by paying a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every ten Abbott common shares held, Abbott shareholders received one share of Hospira common stock.  All of the shares of Hospira’s common stock were distributed to Abbott shareholders in a tax-free spin-off on a pro-rata basis. Abbott received a ruling from the Internal Revenue Service that the spin-off qualified as a tax-free distribution for U.S. federal income tax purposes, except with respect to the spin-off of cash in lieu of fractional shares.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the spin-off date, these operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira is dependent on Abbott’s international infrastructure for up to two years after the spin-off date.

2004 Third Quarter Events

•                  Launched in the United States the generic drug fluconazole on the day of patent expiration, capturing an estimated initial share of more than 40 percent of the fluconazole injectable market.

•                  Added four new drug compounds to our generic injectables pipeline, scheduled for launch in 2007 and beyond.

•                  Received 510k clearances for two medication management systems products, thereby paving the way for testing and eventual rollout. The products—the wireless, networked version of Hospira MedNet™ for Plum A+® and Hospira MedNet software for our patient-controlled analgesia pumps—are scheduled for launch in the first quarter of 2005.

•                  Successfully relocated Hospira’s customer service organization and a distribution center to southern Wisconsin, thereby reducing operating costs.

•                  Announced plans to introduce 40 new non-DEHP administration sets to our product line, increasing the company’s non-DEHP product portfolio by 50 percent from just two years ago.

•                  Added a new board member.  William L. Weiss, chairman emeritus of Ameritech Corporation, was elected to the company’s board of directors. The addition of Mr. Weiss expands Hospira’s board to eight directors, of whom seven are independent.

During the fourth quarter of 2004, Hospira received notification from Berlex that it was exercising the “wind-down” clause in its agreement with Hospira to distribute Berlex’s imaging agents. This low-margin distribution contract, which expires at the end of 2005, contains a provision that enables Berlex to begin shifting distribution of its products from Hospira to another party prior to the expiration of the contract. The parties disagree as to when the wind-down period commenced. Berlex has initiated the alternative dispute resolution provision of the contract to resolve this disagreement.

Based upon Hospira’s interpretation of the contract, Hospira projects that its sales of these products will decline from approximately $200 million in 2004 to approximately $60 million to $70 million in 2005. In addition, operating profits in 2005 related to these reduced sales are expected to be negatively affected by approximately $8 million to $9 million.

Results of operations for the three months ended September 30, 2004 compared to September 30, 2003

Net Sales

Net sales increased 1.0 percent in the third quarter of 2004 compared to the third quarter of 2003.  Of this increase, sales to third parties represented 3.1%, driven by volume/product mix of 4.5% and exchange of 0.5%, offset by price of (0.7%) and a gain on sale of paclitaxel product rights in 2003 of (1.2%).  Sales to Abbott had an unfavorable impact of (2.1%) on overall sales growth driven by the exclusion of the bulk drug cost for certain products post-spin and decreased demand.

A comparison of product line sales is as follows:

	Three Month Period Ended September 30
(dollars in millions)	2004	2003	Percent Change vs. Prior Year*
U.S. —
Specialty Injectable Pharmaceuticals	$235	$216	8.6
Medication Delivery Systems	187	185	0.8
Injectable Pharmaceutical Contract Manufacturing	46	38	22.9
Sales to Abbott Laboratories	24	43	(42.9)
Other	65	71	(9.0)
Total U.S.	557	553	0.7

International—
Sales to Third Parties	85	88	(2.6)
Sales to Abbott Laboratories	14	8	60.7
Total International Sales	99	96	2.9
Consolidated Net Sales	$656	$649	1.0

* Percent change computed based on unrounded numbers

The sales increase in Specialty Injectable Pharmaceuticals was primarily due to new products (fluconazole and deferoxamine), a significant government order, and increased sales of Berlex imaging agents, partially offset by a decline in Corlopam due to generic competition.  The sales increase in Medication Delivery Systems is driven by increased sales in our medication management products, partially offset by flat sales for our infusion therapy products.  The growth in medication management was driven by increased placements of Hospira’s newer technology PlumA+®, Gemstar® and Lifecare PCA®3 pumps.  The sales increase in Injectable Pharmaceutical Contract Manufacturing is due to the impact of the sales ramp up related to supply agreements signed in 2003, as well as growth in demand for several existing supply agreements.  The decrease in U.S. Sales to Abbott is primarily due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2003 included the cost of these bulk drugs.  This reflects the post spin-off manufacturing arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value-added portion plus a markup for these products. In addition, reduced demand by Abbott for several of its products contributed to the decline in sales. These reductions were partially offset by the markup on product sold to Abbott after the spin-off.  The decline in Other U.S. sales is primarily due to 2003 reflecting the gain on the sale of paclitaxel product rights and a decline in critical care products, partially offset by increased sales to non-hospital healthcare customers. International Sales to Third Parties declined due to reduced emphasis on a low margin product and lower sales in critical care, partially offset by favorable foreign exchange rates. International Sales to Abbott in 2004 increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off.

Gross Profit

Gross profit increased approximately $13.8 million, or 7.7%, for the quarter ended September 30, 2004, compared with the same period in 2003. Gross profit margin increased to 29.5% for the third quarter of 2004, from 27.7% for the third quarter of 2003.

The increased margin is primarily the result of volume/product mix improvement of 1.4%, and the markup on sales to Abbott in 2004, resulting in a margin increase of 1.8%, compared to 2003 when sales were recorded at cost. These increases were partially offset by slightly lower prices of (0.5%) and a gain on sale of paclitaxel product rights in 2003 of (0.9%).

Research and Development

Research and development expenses decreased approximately $1.7 million, or 5.8%, for the quarter ended September 30, 2004, compared with the same period in 2003. The decrease was due to reduced employee benefit costs as a result of the changes in benefit plans in 2004 along with spending in 2003 for external contracted services for specific compliance projects, offset with increased spending for new product development primarily related to our medication management systems.  Research and development expenses decreased to 4.3% of net sales for the quarter ended September 30, 2004, compared with 4.6% of net sales for the same period in 2003.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $15.0 million, or 26.3%, for the quarter ended September 30, 2004, compared with the same period in 2003. The increase was primarily due to additional costs related to becoming a separate stand-alone company.  These costs include the establishment of corporate functions, legal and other professional services, insurance, information technology and costs relating to establishing business infrastructure outside the United States. The increase in costs was partially offset by reduced employee benefit costs as a result of the changes in benefit plans. Selling, general and administrative expenses increased to 11.0% of net sales for the quarter ended September 30, 2004, compared with 8.8% of net sales for the same period in 2003.

Interest and Other Expense (Income), Net

Interest and other expenses, net increased approximately $7.2 million for the quarter ended September 30, 2004, compared with the same period in 2003. The increase was primarily due to interest relating to short-term borrowings and the issuance of the senior unsecured notes, which were issued to repay the senior unsecured credit facility that Hospira incurred in 2004 as part of the spin-off.

Income Tax Expense

The effective tax rate was 30.5% for the quarter ended September 30, 2004 compared to 29.5% for the same period in 2003. Hospira estimates its 2004 annual effective tax rate to be 26%, excluding the effect of significant unusual items.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.  The effective tax rate in the third quarter of 2004 was higher than the rate in the same period in 2003 as a result of a change in the original estimated 2004 annual effective tax rate from 24% to 26%. This change is due to higher than expected earnings in the U. S., which has a higher tax rate than foreign jurisdictions.

Results of operations for the nine months ended September 30, 2004 compared to September 30, 2003

Net Sales

Net sales increased 0.7 percent in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Of this increase, sales to third parties represented 2.3%, driven by volume/product mix of 2.6% and exchange of 0.9%; offset by price of (0.8%) and a gain on sale of paclitaxel product rights in 2003 of (0.4%). Sales to Abbott had an unfavorable impact of (1.6%) on overall sales growth driven by the exclusion of the bulk drug cost for certain products post-spin and decreased demand.

A comparison of product line sales is as follows:

	Nine Month Period Ended September 30
(dollars in millions)	2004	2003	Percent Change vs. Prior Year*
U.S. —
Specialty Injectable Pharmaceuticals	$661	$642	3.0
Medication Delivery Systems	566	546	3.6
Injectable Pharmaceutical Contract
Manufacturing	130	118	10.0
Sales to Abbott Laboratories	95	137	(30.7)
Other	181	196	(7.3)
Total U.S.	1,633	1,639	(0.3)

International—
Sales to Third Parties	273	265	2.8
Sales to Abbott Laboratories	39	28	39.9
Total International Sales	312	293	6.3
Consolidated Net Sales	$1,945	$1,932	0.7

* Percent change computed based on unrounded numbers

The sales increase in Specialty Injectable Pharmaceuticals was primarily due to increased sales of Berlex imaging agents, new products (fluconazole and deferoxamine), a significant government order, and increased sales of Precedex; partially offset by a decline in Corlopam due to generic competition.  The sales increase in Medication Delivery Systems is driven by growth in both medication management and infusion therapy products.  The growth in medication management was due to increased placements of Hospira’s newer technology PlumA+®, Gemstar® and Lifecare PCA®3 pumps.  The increase in infusion therapy product sales was driven by higher volumes, partially offset by price.  The sales increase in Injectable Pharmaceutical Contract Manufacturing is primarily due to the impact of the sales ramp up related to supply agreements signed in 2003, as well as growth in demand for several existing supply agreements. The decrease in U.S. Sales to Abbott is primarily due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2003 included the cost of these bulk drugs.  This reflects the post spin-off manufacturing arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value-added portion plus a markup for these products. In addition, reduced demand by Abbott for several of its products contributed to the decline in sales. These reductions were partially offset by the markup on product sold to Abbott after the spin-off. The decline in Other U.S. sales is primarily due to 2003 reflecting the gain on the sale of paclitaxel product rights as well as the related loss of paclitaxel sales resulting from the divestiture of the related product rights; a decline in critical care products, and the wind-down of the home infusion product line in 2003; partially offset by increased sales to non-hospital healthcare customers and 2003 being negatively impacted by a product recall.  International Sales to Third Parties increased due to favorable foreign exchange rates, partially offset by reduced emphasis on a low margin product and lower sales in critical care. International Sales to Abbott in 2004 increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off.

Gross Profit

Gross profit increased approximately $44.2 million, or 8.4%, for the nine months ended September 30, 2004, compared with the same period in 2003. Gross profit margin increased to 29.5% for the first nine months of 2004, from 27.4% for the first nine months of 2003. The increased margin is primarily the result of volume/product mix improvement of 0.9%, the impact in 2003 of a product recall of 0.6% and the markup on sales to Abbott in 2004 resulting in a margin increase of 1.1%, compared to 2003 when sales were recorded at cost. These increases were offset by slightly lower prices of (0.7%) and a gain on sale of paclitaxel product rights in 2003 of (0.3%).

Research and Development

Research and development expenses increased approximately $7.5 million, or 10.3%, for the nine months ended September 30, 2004, compared with the same period in 2003. The increase was due to spending associated with new product development primarily related to our medication management systems and generic pharmaceutical development in 2004, offset by reduced employee benefit costs as a result of the changes in benefit plans in 2004 and spending in 2003 for external contracted services for specific compliance projects. Research and development expenses increased to 4.1% of net sales for the nine months ended September 30, 2004, compared with 3.8% of net sales for the same period in 2003.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $28.4 million, or 16.9%, for the nine months ended September 30, 2004, compared with the same period in 2003. The increase was primarily due to additional costs related to becoming a separate stand-alone company.  These costs include the establishment of corporate functions, legal and other professional services, insurance, information technology and costs relating to establishing business infrastructure outside the United States. The increase in costs was partially offset by reduced employee benefit costs as a result of the changes in benefit plans. Selling, general and administrative expenses increased to 10.1% of net sales for the nine months ended September 30, 2004, compared with 8.7% of net sales for the same period in 2003.

Curtailment of Post-retirement Medical and Dental Benefits

In the second quarter of 2004, Hospira evaluated its retirement benefit programs and announced a series of benefit plan changes, which included the discontinuation of the U.S. non-union post-retirement medical and dental plan. The effect of the discontinuation of the post-retirement medical and dental plan was a non-cash pre-tax benefit of $64.6 million.

Interest and Other Expense (Income), Net

Interest and other expenses, net increased approximately $7.9 million for the nine months ended September 30, 2004, compared with the same period in 2003. The increase was primarily due to interest relating to short-term borrowings and the senior unsecured notes, which were issued to repay the senior unsecured credit facility that Hospira incurred in 2004 as part of the spin-off, offset by losses in 2003 on an equity investment retained by Abbott.

Income Tax Expense

The effective tax rate for the nine months ended September 30, 2004 was 28.1%, compared to 29.5% for the same period in 2003.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.  Hospira estimates its 2004 annual effective tax rate to be 26%, excluding the effect of significant unusual items. The effective tax rate for the nine months ended September 30, 2004 includes the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above.  Excluding the effect of the curtailment, the effective rate for the first nine months of 2004 was lower than the rate in the same period in 2003 primarily due to a greater portion of income derived from operations in jurisdictions with tax exemptions.

Costs to Operate as an Independent Company

As part of becoming an independent company, Hospira will incur additional non-recurring transitional expenses to establish corporate headquarters, international infrastructure and independent computer systems. These costs are estimated to total approximately $100 million of pretax expense over the 24-month period subsequent to the spin-off from Abbott. As of September 30, 2004, Hospira has incurred approximately $14.9 million of these costs.

Liquidity and Capital Resources at September 30, 2004 compared with December 31, 2003

Prior to the spin-off, Hospira, as part of Abbott, did not hold cash, and the related transactions with Abbott were reflected in the condensed consolidated statement of cash flows in the financing section as “Net transactions with Abbott Laboratories.”  Subsequent to the spin-off, Hospira retains cash and cash equivalents, which primarily include demand deposits with banks or other financial institutions.

Net Cash From Operating Activities, which continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures, was $286 million for the nine-month period ended September 30, 2004. The cash inflow from working capital is due primarily to increases in accrued liabilities related to accrued interest, and to various rebate, benefit and insurance programs, offset by increases in receivables. The change in Other, net in operating cash flow primarily included cash inflow from tax provisions net of cash payments, and cash outflow from contributions to post-retirement plans, net of provisions.

Net Cash Used in Investing Activities of $169 million included payments for upgrading and expanding manufacturing and administrative support facilities, information technology systems and for equipment placed with customers.

Net Cash Provided by Financing Activities of $18 million consisted primarily of net transactions with Abbott previous to and related to the spin-off, receipt of the pension payment from Abbott in the third quarter related to the employee benefit agreement requirements at the spin-off date, and the issuance and payment of short-term and long-term debt, net of discount and financing fees.  Operational transactions with Abbott after the spin-off are included in operating cash flows.

At September 30, 2004, Hospira’s working capital was approximately $629 million, compared to working capital of approximately $716 million at December 31, 2003.  The decrease in working capital in 2004 was mainly due to the current portion of “Due to Abbott, Net,” which is primarily related to the liability for the international net assets to be purchased from Abbott, increases in accrued liabilities, and decreases in inventory, offset by an increase in cash and cash equivalents, trade receivables, and current deferred income taxes.   The increase in cash is due primarily to five months of cash flow from operations being retained by Hospira that prior to the spin-off would have been remitted to Abbott.

Hospira expects annual Net Cash From Operating Activities for 2004 to be between $300 and $350 million.  Annual capital expenditures for 2004 are expected to be approximately $250 million, including transition-related capital expenditures, such as the construction of a new research and development facility and building an information technology infrastructure.

Hospira believes that current cash and cash equivalents, cash generated from operations, and funds available from our revolving credit facility will be sufficient to finance our operations, including product development, transition costs, international net asset acquisitions, and capital expenditures.

On June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes and $400 million ten-year senior unsecured notes.  The $300 million five-year notes bear interest at a rate of 4.95 percent per annum and mature on June 15, 2009 and the $400 million ten-year notes bear interest at a rate of 5.90 percent per annum and mature on June 15, 2014.  The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the $700 million, short-term senior unsecured credit facility (“Senior Facility”).  Subsequently, Hospira filed a registration statement with the SEC, which was declared effective on July 22, 2004.  The exchange of unregistered for registered notes was completed on August 26, 2004.

On April 28, 2004, Abbott and Hospira entered into the Senior Facility.  The proceeds of the Senior Facility were retained by Abbott.  On the spin-off date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt.  On June 15, 2004, all amounts under the Senior Facility were repaid with proceeds from the senior unsecured notes, together with cash on hand.

Hospira’s credit facility, entered into on April 30, 2004, consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate.  Borrowings under the Revolver initially bear interest at LIBOR plus .575%, plus a utilization fee of .125% if borrowings under the Revolver exceed $125 million.  Interest and the annual facility fee under the Revolver are subject to increase or decrease if there is a change in Hospira’s credit rating (currently BBB by Standard & Poor’s).  The maximum interest rate is LIBOR plus 1.25%. The commitment is subject to an annual facility fee, initially .175% with a maximum fee of .375%, and expires in April 2009.   As of September 30, 2004, Hospira had no amounts outstanding under the Revolver.

The Revolver and Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while the underlying notes are outstanding. Such covenants include obligations not to allow liens on properties or assets, merge or consolidate with any other corporation, or sell or lease all or substantially all of Hospira’s assets, as well as compliance with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of September 30, 2004, Hospira was in compliance with all such covenants.

Hospira is obligated to purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third party distributors. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira’s use of these assets during that period. Hospira expects to fund these net asset purchases from operating cash flow. As of September 30, 2004, the net book value of those assets and liabilities was approximately $262 million. The amount owed for the net book value of assets and liabilities is offset by $78 million of items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

Contractual Obligations

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes Hospira’s estimated contractual obligations as of September 30, 2004 (dollars in millions):

	Payment Due by Period
	Total	2004	2005-2006	2007-2008	2009 and Thereafter
Short-term borrowings	$—	$—	$—	$—	$—
Long-term debt	700.0	—	—	—	700.0
Lease obligations	160.4	5.7	37.9	30.3	86.5
Purchase commitments (1)	230.9	166.6	64.1	0.2	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	11.7	—	11.7	—	—
Amounts due to Abbott for acquisition of certain international net assets (3)	262.2	157.8	104.4	—	—
Total	$1,365.2	$330.1	$218.1	$30.5	$786.5

(1)                                  Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements.

(2)                                  Excludes approximately $74.8 million of other long-term liabilities related primarily to post-retirement benefit plans.

(3)                                  The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $78 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

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

Emerging Industry Trends

Certain drug wholesalers have announced their intentions to implement a fee-for-service model for the distribution of pharmaceutical products in 2005. Hospira is evaluating the potential impact of this possible change in the drug wholesale business model.

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

Economic, competitive, governmental, technological and other factors that may affect Hospira’s operations are discussed in the information statement included as an exhibit in Hospira’s registration statement on Form 10, which the Securities and Exchange Commission declared effective on April 13, 2004. Accordingly, undue reliance should not be placed on the forward-looking statements contained in this document. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes to the information provided in the information statement included as an exhibit in Hospira’s registration statement on Form 10, which the Securities and Exchange Commission declared effective on April 13, 2004.

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

(b)   Changes in internal controls.  During Hospira's most recent fiscal quarter, there was no change in Hospira's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                           Legal Proceedings

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including health care insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas.  The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program.  Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits.  These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which, because of its obligation to indemnify Abbott or because Hospira may be named as a defendant, could have a material adverse effect on its business, profitability and financial condition.

On November 8, 2004, Hospira received notification from Berlex, initiating an arbitration proceeding under Hospira’s distribution contract with Berlex. Under the Hospira/Berlex contract, Hospira distributes Berlex’s imaging agents.  Berlex has the option under the contract to initiate a “wind-down” of the contract prior to its expiration at the end of 2005. The dispute to be resolved by arbitration pertains to the effective date of Berlex’s initiation of the wind-down. No date has been set for the arbitration.

Hospira has been named as a defendant in a lawsuit brought by three employees alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The lawsuit seeks class action certification on behalf of “All employees of Abbott who were participants and beneficiaries of the Abbott Benefit Plans whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off announced by Abbott on August 22, 2003.” Hospira denies all material allegations asserted against it in the complaint.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Item 2.    Changes in Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The attached table gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 1-July 31, 2004	199	28.54	—	—
August 1-August 31, 2004	—	—	—	—
September 1-September 30, 2004	9,599	29.64	—	—
Total	9,798	29.62

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)          There was no activity for the period January 2004 through June 2004.

Item 6.    Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Hospira, Inc. Non-Employee Directors’ Fee Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

	By:	/s/ Terrence C. Kearney
Terrence C. Kearney,
Senior Vice President, Finance and Chief Financial Officer

Date: November 10, 2004