Form 10-K
period 2004-12-31
HOSPIRA INC
filed 2005-03-22
CIK 1274057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-31946

HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0504497 (I.R.S. Employer Identification No.)
275 North Field Drive Lake Forest, Illinois 60045 (Address of principal executive offices, including zip code)
(224) 212-2000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which each class is registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock: None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $4,307 million.

        Hospira had 157,121,035 shares of common stock outstanding as of February 28, 2005.

INCORPORATION OF DOCUMENTS BY REFERENCE

        Certain sections of the registrant's Proxy Statement to be filed in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira's plans, strategies, prospects and expectations regarding its business, including as an independent public company, are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect Hospira's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira's control, and may cause actual results and performance to differ materially from its expectations. Important factors that could cause Hospira's actual results to be materially different from its expectations include the risks and uncertainties set forth in this annual report in Item 1 under the caption "Risk Factors." Accordingly, you should not place undue reliance on the forward-looking statements contained in this annual report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1 Business

Overview

        Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the productivity, safety and efficacy of patient care in the acute care setting. Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (I.V.) fluids. Hospira is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities, which are together referred to as the "continuum of care."

        Hospira's business has an approximately 70-year history. Prior to its spin-off from Abbott Laboratories on April 30, 2004, Hospira's business was conducted by Abbott, and for all periods prior to the spin-off, references in this annual report to Hospira's historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Hospira's business as it was conducted as a part of Abbott.

        Hospira was incorporated in Delaware on September 16, 2003, as a wholly owned subsidiary of Abbott. As part of a plan to separate its core hospital products business from Abbott, Abbott transferred the assets and liabilities relating to Hospira's business to Hospira and, on April 30, 2004, distributed Hospira's common stock to Abbott's shareholders. On that date, Hospira began operating as an independent company, and on May 3, 2004, Hospira's common stock began trading on the New York Stock Exchange under the symbol "HSP." The separation from Abbott and distribution of Hospira common stock as described above are sometimes referred to in this document as the "spin-off" and April 30, 2004 is sometimes referred to as the "spin-off date."

        In 2004, Hospira's net sales were $2.65 billion, on which it earned net income of $301.6 million. The United States is the largest market for Hospira's products and accounted for approximately 84% of 2004 sales. Sales outside the United States accounted for the remaining 16% of sales.

        Hospira has two reportable segments, U.S. and International, through which its products are sold. For financial information relating to Hospira's segments and the geographic origin of its sales, see Note 7 to the financial statements included in Item 8 of this document.

        Hospira's portfolio of products is composed of five main product lines:

Product Line	Description
Specialty Injectable Pharmaceuticals	• • •	More than 130 injectable generic drugs in more than 600 dosages and formulations
Major therapeutic areas: cardiovascular, anasthesia, anti-infectives, analgesics, emergency and other
Precedex® (dexmedetomidine HCl), a proprietary drug for sedation
Medication Delivery Systems	• • •
Medication management systems that include electronic pumps and sets for I.V. drug delivery, and patient-controlled analgesia for pain management (PCA)
Pre-mixed drug solutions and nutritionals for I.V. infusion
I.V. solutions and supplies
Injectable Pharmaceutical Contract Manufacturing	•	Formulation development, filling and finishing of injectable pharmaceuticals on a contract basis for pharmaceutical and biotechnology companies
Other	• •
Sales through alternate site providers, including clinics, home healthcare providers and long-term care facilities
Hemodynamic monitoring systems used in intensive care and critical care units to measure cardiac output and blood flow
International	•	Sales of Hospira's products outside the United States

Industry Overview

        The United States is the world's largest market for healthcare products and services. Hospira estimates that in 2004, the U.S. market for its products was more than $9 billion. In the United States, Hospira's products are sold primarily to hospitals and other sites across the continuum of care and are distributed directly or through wholesalers and distributors. Sales to customers outside the United States are generally made through contracts or tender offers, wholesalers and/or distributors.

        Increases in U.S. healthcare expenditures have been attributed to an aging population. In 1970, patients over 65 years of age comprised 20% of hospital discharges and accounted for one-third of the days of care; in 2000, they comprised close to 40% of hospital discharges and accounted for almost half of the days of care. Patients over age 65 are also more likely to require treatment in critical care units. Critical care units represent only 5% to 10% of hospital beds in the United States, but they account for 30% of the total expenditures for healthcare in hospitals. As the baby-boom generation ages, the healthcare system likely will be faced with a major challenge in its efforts to control expenditures.

        In addition to coping with rising costs, hospitals in the United States continue to confront significant challenges in their efforts to improve patient safety, comply with higher regulatory and industry standards for patient and clinician safety, and meet an increased demand for services. These challenges are exacerbated by the decreased availability of trained personnel and reimbursement rates that are decreasing or, at best, are remaining the same. Hospira believes that hospitals, on a global basis, are seeking quality products and services that will enable them to better meet their goals of increasing patient safety and the effectiveness of clinical care while decreasing their overall costs and improving productivity. Hospira also believes there is a significant market outside the United States for its products.

Business Strategy

        Hospira believes that the treatment of patients in hospitals or hospital-like settings is a large and growing opportunity. Hospira's strategy is to develop, manufacture and market products that improve the productivity, safety, efficacy and overall cost of patient care by meeting the increasing needs of customers for advanced medication management systems, innovative device technologies and specialty injectable pharmaceutical products. There are two primary components to Hospira's strategy:

        Investing for growth.    Hospira's growth strategy is focused on growing global sales by increasing investment in product development and expanding sales outside the United States.

  •
  Invest in new product development.    Hospira is expanding its portfolio of products to improve the effectiveness of patient care, including innovations in injectable products, drug delivery and medication management. Hospira has been successful in expanding its portfolio of generic injectable pharmaceuticals and plans to continue that expansion by increasing investment in its product development programs. Hospira intends to increase the number of first-to-market generic injectable drugs in its portfolio and to develop innovative drug delivery and/or packaging systems. Hospira may also expand its product offerings through strategic alliances or acquisitions to gain access to innovative technologies or products that are complementary to its existing products, and can be brought to market through its existing sales channels.

  •
  Expand sales outside the United States.    Hospira intends to increase its participation in select markets outside the United States that have increasing demands for acute care products and that represent an opportunity for growth. As Hospira develops its independent international operations, it intends to establish direct commercial infrastructure in markets that have the greatest potential and focus its efforts in those markets. Hospira believes this approach will allow it to maximize its use of resources.

        Improve margins and cash flows.    As Hospira continues to develop as an independent company, it plans to improve its operating margins and cash flow from current levels. Hospira intends to increase its productivity by continuing to improve its manufacturing processes. Hospira also intends to improve its product mix, in part by exiting lower-margin product lines, and increase its operational flexibility and cost efficiencies, including by establishing a low-cost, efficient infrastructure.

Product Offerings

        Hospira's portfolio of products is composed of five main product lines:

  •
  Specialty Injectable Pharmaceuticals;

  •
  Medication Delivery Systems;

  •
  Injectable Pharmaceutical Contract Manufacturing;

  •
  Other; and

  •
  International.

Specialty Injectable Pharmaceuticals

        The specialty pharmaceutical industry includes manufacturers of generic pharmaceutical products as well as manufacturers whose proprietary products are focused on a specific patient population or therapeutic area. Generic pharmaceutical companies provide lower-cost alternatives to branded pharmaceuticals whose patents have expired. The two largest segments of the generic pharmaceutical market are oral and injectable dose forms.

        Generic injectable pharmaceuticals are sold primarily to hospitals as well as to other customers across the continuum of care. Significantly higher levels of expertise and investment are required for injectable pharmaceutical manufacturing than for oral dose pharmaceutical manufacturing. Hospira believes that, due to the higher level of required investment and expertise, product margins are generally more sustainable, product life cycles tend to be longer compared to oral dose generic pharmaceuticals and there are fewer competitors.

        Hospira has more than 130 generic injectable products in more than 600 dosages and formulations. Hospira's product areas include cardiovascular, anesthesia, anti-infectives, analgesics, emergency and other. All of Hospira's generic injectable pharmaceuticals include unit-of-use bar code labels that can be used to support medication management efforts. Hospira procures the active pharmaceutical ingredients in its products from third-party suppliers.

        Hospira's specialty injectable pharmaceutical product portfolio includes Precedex® (dexmedetomidine HCl), a proprietary sedative that is used most commonly in critical care units. Precedex® is a registered trademark of Orion Corporation and is licensed to Hospira by Orion.

        New generic products developed upon patent expiry of proprietary drugs drive growth in the specialty injectable pharmaceutical market. A number of injectable drugs with a total branded value of over $5 billion (excluding biologics) will be facing patent expiry in the United States by the end of the decade. Hospira intends to invest in its business to increase the number of first-to-market generic injectable drugs in its portfolio and to build its injectable drug portfolio through internal development as well as through strategic relationships with third parties that expand its technology capabilities and its ability to offer innovative products. In July 2004, Hospira launched the generic fluconazole, an anti-fungal, on the date of its patent expiration and initially captured an estimated 40% of the fluconazole injectable market. During 2004, Hospira also launched another generic injectable drug, deferoxamine mesylate, which is used in the treatment of acute iron intoxication.

        Novel drug delivery formulations and formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products enhance safety, increase productivity and reduce waste for its customers. Hospira's drug delivery formats include standard offerings in ampoules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include Carpuject® prefilled syringes, patient-controlled analgesia syringes for use with its LifeCare PCA® II and LifeCare PCA® 3 Infusion Systems, Ansyr® prefilled needleless emergency syringe systems, First Choice® premixes and the ADD-Vantage® System.

        Carpuject®.    The Carpuject® injectable system consists of prefilled cartridges that are loaded into a syringe holder to create a drug delivery system. Carpuject® prefilled cartridges minimize waste and decrease the incidence of dosing errors. The Carpuject® system is compatible with any connection port. The Carpuject® unit-of-use cartridge, tamper-resistant packaging and bar-coded labels enhance tracking and control of opioid analgesics and other controlled medications.

        First Choice®.    First Choice® premixed formulations are ready-to-use medications that are stable in aqueous solution at the concentration required for infusion therapy. These products generally decrease preparation time in the hospital pharmacy and speed delivery of the drug to the patient.

        ADD-Vantage®.    Not all medications are stable in aqueous solution at the concentration required for infusion therapy. The ADD-Vantage® system is a closed, sterile system that is used to rapidly and efficiently prepare drug solutions from pre-packaged drug powders or concentrates. The ADD-Vantage® system features an inner stopper that keeps the drug and diluent separated until the system is activated to permit the rapid mixing of drug and diluent. The ADD-Vantage® system can be prepared in the hospital pharmacy or at the patient's bedside. Drug vials can be stocked in automated dispensing machines and diluent containers can be stored on the nursing floor so that they will be immediately available to clinicians. This system reduces errors and decreases dispensing time and drug waste.

  Wind-down of Berlex Agreement

        Within the United States, Hospira distributes the imaging agents Magnevist® and Ultravist® through a distribution agreement with Berlex, Inc., which will expire during 2005. Magnevist® and Ultravist® are registered trademarks of Berlex, Inc.

        During the fourth quarter of 2004, Hospira received notification from Berlex that it was exercising the "wind-down" clause in its agreement with Hospira to distribute Berlex's imaging agents. The contract contains a provision that enables Berlex to begin shifting distribution of its products from Hospira to another party prior to the expiration of the contract. The parties disagree as to when the wind-down period commenced. Berlex has initiated the alternative dispute resolution provision of the contract to resolve this disagreement. The parties have met and are discussing alternatives to resolve the dispute.

Medication Delivery Systems

        The subgroups of the medication delivery systems market Hospira serves are (1) medication management systems, which include electronic drug delivery pumps and related software, administration sets and accessories, and (2) infusion therapy products that are used to deliver I.V. fluids and medications to patients who are being treated in a hospital or hospital-like setting.

        Hospira believes that the vast majority of patients treated in hospitals receive I.V. fluids or medications during their hospital stay. In addition, patients who are severely ill or have undergone extensive surgical procedures may require treatment with multiple I.V. medications and fluids, either simultaneously or sequentially. For example, coronary artery bypass patients may receive between eight and twelve medications delivered through two or three electronic drug delivery systems to maintain fluid volume and stabilize blood pressure, control pain, prevent infection and regulate heartbeat. Hospira's products are also used in clinics, home healthcare and other sites across the continuum of care where I.V. administration of fluids and medications is required.

        Key product innovations in Hospira's Medication Delivery Systems product line include its next-generation patient-controlled analgesia device, LifeCare PCA® 3 (2003); the Plum A+® Multichannel Infusion Pump (2002); and the Hospira MedNet™ Software for its Plum A+® Infusion System (2003).

  Medication Management Systems

        Medication management systems include electronic drug delivery pumps and administration sets that are used to deliver I.V. fluids and medications. Hospira's systems consist of a reusable electronic drug delivery pump and related software and disposable administration sets that are designed to fit a specific pump model. Worldwide, Hospira estimates that more than 400,000 of its electronic drug delivery pumps are currently in use.

        Electronic drug delivery pumps differ in their method of fluid delivery and their compatibility for use with ambulatory or non-ambulatory patients. Accuracy, precision and reliability are key product requirements. Products are differentiated by ease of use, clarity of user interface, system capabilities, weight, cost and service requirements. Electronic drug delivery pumps with enhanced systems capabilities have become a key control point in efforts to improve medication management programs and decrease the incidence of medication errors.

        Hospira's current generation of electronic drug delivery systems includes the products described below.

        Plum A+®.    The Plum A+® Infusion System is a stationary multi-channel pump with software and display features that have been designed to reduce drug administration errors and promote safe and on-time delivery of medications. Launched in 2000, the Plum A+® is a general purpose infusion platform that manages critical medications and complex dosing regimens by enabling clinicians to time and deliver a sequence of programmed volumes of I.V. medication doses through its control of two medication infusion channels for either sequential or concurrent infusion protocols. The Plum A+® calculates drug-appropriate doses, displays key programming information and provides a pre-infusion review of programmed medication infusion parameters for clinician confirmation.

        LifeCare PCA® 3.    The LifeCare PCA® 3 Infusion System for patient-controlled analgesia was introduced in 2003. It utilizes a stationary single-channel pump and incorporates a built-in bar code reader to automatically identify the drug name and drug concentration from the bar code labels on pre-filled drug vials. The LifeCare PCA® 3 Infusion System automatically enters the drug name and concentration into the pump programming sequence, thus reducing the number of manual entry programming steps and the potential for entry errors.

        GemStar®.    The GemStar® Infusion System is an ambulatory, small, lightweight, single-channel pump with advanced software for customized therapy configuration. Its keypad and programming designs have been developed to improve the speed and accuracy of clinician programming and data entry. The GemStar® can be configured by the customer for use in multiple therapy options. These options include PCA and administration of general I.V. solutions and I.V. nutrition. The GemStar® can be pre-programmed by the nurse or pharmacist for use with a standard therapy protocol or for use with a patient-specific protocol.

        Omni-Flow®.    The Omni-Flow® 4000 Plus Medication Management System is a stationary multi-channel pump with advanced software that manages and synchronizes the infusion of drugs through four channels that can be programmed for sequential or concurrent infusion. Its patented multi-drug management capabilities promote the safe and on-time delivery of medication and reduce drug administration errors. The Omni-Flow® System is widely used to administer complex drug therapy protocols, such as those for bone marrow transplantation, oncology and cardiac anesthesiology.

  Hospira MedNet™ System

        To increase patient safety and decrease the incidence of medication errors, as well as their associated costs, Hospira is utilizing information technology to develop medication management systems that are focused on ensuring that the right drug is given to the right patient, in the right dose, through the right route of administration, at the right time. Increasingly, software is being developed for these needs. Hospira has increased its investment in medication management systems product development.

        The Institute of Medicine reported in a study published in 1999 that an estimated 98,000 deaths occurred annually due to medical errors in U.S. hospitals and that 7,000 of these deaths were attributable to errors in medication administration. The same study estimated that the associated economic burden of medication administration errors was approximately $77 billion.

        Results from national surveys of hospital leaders indicate an increased need for information technology solutions that address patient safety and reduce errors in medication administration.

Hospira believes that electronic documentation of care delivery and information technology solutions that improve clinician productivity are of significant interest to hospitals.

        The Hospira MedNet™ System, or "MedNet," has been designed to provide customers with drug information and decision support capabilities in a framework that can be used to create clinical decision policies and safety rule sets for clinicians at the point of care. MedNet has been designed to be eventually compatible with the majority of Hospira's line of electronic drug delivery pumps. MedNet was launched in December 2003 and Hospira believes it had penetrated approximately 20% of the available market of the Plum A+ installed base by December 2004.

        The drug library in MedNet currently can be customized for up to 12 different clinical care areas, including intensive care units, emergency rooms, anesthesia and pediatrics. Drug listings can be prioritized by each clinical care area according to its standards.

        MedNet allows hospitals to define dose limits for up to 1,200 medications. MedNet offers both "soft" and "hard" dose and rate-setting limits for both primary and secondary infusion. Soft limits allow a clinician to manually override dose limits if the clinician requires delivery of a larger or smaller dose than what is recommended by the clinician's hospital's best practice guidelines. As an added safety feature, MedNet also allows hospitals to set hard limits that clinicians cannot manually override. The limits apply to drugs that are delivered through all programmable infusion channels, including single drug as well as multiple sequenced and concurrent drug infusions.

        Clinician confirmation is required before any medication infusion program can be activated. If a clinician makes a device programming error, the system will provide a warning, signaling that the program is outside the recommended limits of the hospital's best practices and protocols. If the entry is outside of the hard limits, the system will prevent the clinician from activating the device.

        MedNet maintains a history of all alarms and alerts that are generated from clinician programming outside of the best practice limits. It enables hospitals to track trends in their quality assurance programs and assists in their efforts to continuously improve standards of care.

        Hospira is committed to market leadership in infusion therapy patient safety and medication management solutions. Hospira is currently developing "intelligent" bedside medication management systems that expand on MedNet. New designs are expected to utilize bar-coding technology to confirm patient identity as coded on a patient's wristband identification tag and record the identity of the clinician. These technology solutions will link the bar-coded information with electronic drug delivery infusion pumps, the patient record, the physician order and data from various other hospital information systems to create medication administration records that can be integrated into the patient record. By centralizing, integrating and continuously updating information from multiple sources, these technology solutions can "close the loop" on medication management and reduce medication administration errors.

        During 2004, Hospira received regulatory clearances from the U.S. Food and Drug Administration for its wireless network versions of MedNet for Plum A+® and MedNet for the LifeCare PCA® patient-controlled analgesia pump. As a result, Hospira can test, and eventually market and sell, these products in the United States. These products are scheduled to launch in the United States in 2005.

  Infusion Therapy Solutions and Supplies

        Hospira offers a broad product line of infusion therapy solutions and supplies that includes I.V. solutions for general use, I.V. nutrition products, a synthetic plasma volume expander and solutions for irrigation. All of Hospira's injectable I.V. solutions include unit-of-use bar-code labels that can be used to support medication management efforts. Infusion therapy supplies include catheters, connectors, cannulas and administration sets used to deliver intravenous therapy. Hospira's line of infusion therapy supplies includes administration sets used in gravity I.V. administration, I.V. catheters and safety devices that are used to facilitate delivery of I.V. fluids and medications without the use of needles.

        General I.V. Solutions.    Intravenous solutions are used to replace body fluids and electrolytes that have been lost due to illness, injury or surgical procedures as well as to deliver I.V. medications. These fluids are delivered to the patient through administration sets using an electronic drug delivery pump or by gravity flow. Examples of general I.V. solutions are saline and dextrose solutions. Hospira also sells Hextend®, a synthetic plasma volume expander, for use in clinical conditions where fluid replenishment with a general I.V. solution is not sufficient.

        I.V. Nutrition Products.    Hospira's I.V. nutrition products are sold under the brand names Aminosyn®, Liposyn® and First Choice® Micronutrients. These products are used as supplements or to provide complete nutritional support to a patient who is unable to take nourishment from the usual oral route or has a non-functioning gastrointestinal tract due to major surgery, serious burns, chemotherapy treatments, or major gastrointestinal or inflammatory diseases. Intravenous nutritional products can provide the patient's complete requirements for protein and calories on either a temporary or an extended basis.

        Irrigation Products.    Irrigation products are sterile solutions of saline or water used to wash wounds and cleanse surgical sites.

        Needlestick Safety Products.    Protection of healthcare workers from needlestick injury and blood exposure is a key concern of hospitals. According to a 1999 study by the Centers for Disease Control and Prevention, U.S. healthcare workers experienced approximately 600,000 to 800,000 needlestick accidents each year. These exposures can lead to infection with bloodborne bacteria or viruses that cause severe acute or chronic diseases. Annual treatment costs for needlestick injuries have been estimated at approximately $1 billion. The Needlestick Safety and Prevention Act of 2000 requires hospitals to record and evaluate needlestick injuries and to use needleless or protected needle products to help reduce healthcare worker injuries and illnesses caused by needlesticks.

        Hospira offers needlestick safety products and programs to support its customers' needlestick safety initiatives. LifeShield® CLAVE® and MicroCLAVE® connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles. ICU Medical's CLAVE® connectors are a component of administration sets sold by Hospira to its customers in the United States and select markets outside the United States.

Injectable Pharmaceutical Contract Manufacturing

        Hospira provides contract manufacturing services for formulation development, filling and finishing of injectable drugs in North America. Hospira works with its customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customers then sell the finished products under their own labels. One 2 One™ serves numerous customers, including many of the largest global pharmaceutical companies.

        Key criteria that are used by pharmaceutical and biotechnology companies in selecting contract manufacturers include the demonstrated ability to consistently meet regulatory standards, a solid financial profile, technology leadership and an ability to provide access to comprehensive capabilities. One 2 One™ does not manufacture active pharmaceutical ingredients, but can provide a wide range of filling and finishing services, including solutions preparation, sterile filling, lyophilization, terminal sterilization and packaging. Client companies can choose from a variety of delivery systems that includes small- and large-volume parenterals, flexible containers, pre-filled syringes and drug delivery cartridges. One 2 One™ also provides expertise in formulation development, analytical development and regulatory services.

        Demand for injectable pharmaceutical contract manufacturing services is driven by new drug development. Industry sources have projected that approximately 300 new injectable drugs could be approved in this decade and that manufacturing of more than half of these drugs may be outsourced.

Other

        Other is primarily comprised of sales of Hospira's products to alternate site providers, such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices.

  Critical Care Devices

        Critical care devices are used to monitor vital signs as well as specific physiologic functions of key organ systems. Hospira provides hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients.

        Transpac®.    Hospira's Transpac® products are disposable pressure-sensing devices that provide accurate and reliable continuous blood pressure readings and show the immediate effect of fluid management and drug administration. Most commonly, these products are used on patients with suspected pulmonary disease or cardiovascular dysfunction.

        Safeset.™    Hospira's Safeset™ Blood Sampling System provides the clinician with a convenient, needleless method to obtain a patient's blood sample and to administer I.V. fluids or drugs in conjunction with blood pressure monitoring devices. Use of the Safeset™ Blood Sampling System protects the clinician from exposure to bloodborne pathogens and reduces the risk of I.V. line contamination.

        Catheters.    Hospira's advanced sensor pulmonary artery catheters are used to measure cardiac output and blood oxygen levels. The Opticath™ family of fiber-optic catheters is used to provide continuous monitoring of mixed venous oxygen saturation, blood pressure and cardiac output. Hospira's fully integrated Q2+™ System includes the new Q2+™ mixed venous oxygen saturation and continuous cardiac output monitor and OptiQ® Disposable Pulmonary Artery Catheter. Other advanced sensor catheter systems include Hospira's Oximetrix® 3 System that provides continuous monitoring of blood oxygen saturation levels and the Q-Vue™ System that provides continuous monitoring of cardiac output.

        Hospira also sells a line of standard hemodynamic monitoring catheters that includes central venous and pulmonary artery catheters, as well as a line of angiography kits that are used in the cardiac catheterization laboratory and suction products that are used to collect fluids in the operating room.

        In February 2005, Hospira entered into a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. for Hospira's critical care product line. In connection with the transaction, ICU agreed to purchase Hospira's Salt Lake City, Utah manufacturing facility. After the closing, ICU will manufacture the critical care products currently produced at the plant. Hospira will continue to sell the critical care products under its brand, and perform related sales, marketing, customer contracting, customer service and distribution functions. The closing of the transaction is subject to customary conditions and is expected to occur early in the second quarter of 2005. Both parties have implemented a planning process for, and expect to carefully manage, the transition of manufacturing of these products from Hospira to ICU. However, there can be no assurance that the transition of manufacturing will not disrupt the supply of these products on a short-term basis.

International

        Internationally, Hospira's products are similar to those offered in the United States. Hospira is currently working to establish its own business infrastructure to support its international operations. Hospira relies on Abbott to provide various services to support Hospira's international operations for a two-year transition period following the spin-off and has agreed to purchase certain international assets, and assume the related liabilities, from Abbott over the transition period as described below under "—Arrangements With Abbott—International Agreements."

        Hospira is assessing its product portfolio and international markets on a country-by-country basis in an effort to determine those countries that provide the greatest potential for Hospira's business. Hospira intends to establish a direct commercial infrastructure in countries that offer the most potential, while offering products through distributors in other countries. Hospira expects to exit certain other countries altogether. Hospira believes that it will commence operations on a stand-alone basis in certain countries beginning in 2005. To support its international operations, Hospira plans to establish international regional hubs in Amsterdam, The Netherlands; Montreal, Canada; and Mexico City, Mexico, in 2005; and Osaka, Japan, in 2006.

Customers, Sales and Distribution

        The United States accounted for approximately 84% of Hospira's 2004 net sales. Hospira's primary customers in the United States include hospitals, integrated delivery networks, alternate site facilities, and medical product and drug wholesalers. A substantial portion of Hospira's products is sold to group purchasing organization, or GPO, member hospitals and through wholesalers and distributors. Hospira has pricing agreements for specified products with the major GPOs in the United States, including AmeriNet, Inc.; Broadlane Healthcare Corporation; Consorta, Inc.; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO. Hospira has configured its U.S. sales and marketing organizations to meet the needs of customers across the continuum of care. Hospira's sales organization includes sales professionals who sell its complete product line, as well as product specialists who detail and promote its medication delivery systems, and sales personnel who market and sell Precedex® (dexmedetomidine HCl). Hospira's business has extensive experience contracting with, marketing to and servicing members of the major group purchasing organizations.

        In the United States, Hospira's products are primarily distributed through a network of five distribution facilities as well as external distributors. The distribution facilities in the United States Hospira operates are located in Atlanta, Georgia; Dallas, Texas; King of Prussia, Pennsylvania; Los Angeles, California; and Pleasant Prairie, Wisconsin.

        Sales in markets outside the United States comprised approximately 16% of 2004 net sales. Hospira's primary customers in markets outside the United States are hospitals and wholesalers that Hospira serves through a direct sales force and a network of distributors. The majority of Hospira's business outside the United States is contract or tender driven. Hospira expects to exit certain countries as a result of its ongoing assessment of its international operations. See "—Product and Service Offerings—International" above.

        Pursuant to arrangements with Abbott made at the time of the spin-off, a significant portion of Hospira's commercial operations outside the United States is being, and will continue to be, performed for Hospira by Abbott under transitional services arrangements. These transitional services generally will be provided by Abbott for varying periods up to two years following the spin-off. While some of Hospira's personnel outside the United States will be former employees of Abbott, Hospira will need to hire additional people to conduct its business outside the United States, and Hospira will need to establish business infrastructure to support its operations. As Hospira establishes its business infrastructure outside the United States, and marketing authorizations for Hospira's products are transferred to Hospira by the applicable regulatory authorities, Abbott will legally transfer the local net assets to Hospira and Hospira will conduct those operations outside the United States. Hospira expects that the legal transfer to it of operations outside the United States will happen on a country-by-country basis, generally over the course of the two years following the spin-off. Please see "—Arrangements with Abbott" for more information about these transitional services arrangements.

Backlog

        The dollar amount of backlog orders believed to be firm as of December 31, 2004 was $3.1 million, all of which Hospira expects to fill in 2005. The dollar amount of backlog orders believed to be firm as of December 31, 2003 was $9.5 million. Hospira does not believe its backlog represents a material portion of its sales or is a meaningful indication of future sales.

Product Development

        Hospira's development programs are concentrated in the areas of medication delivery systems and generic injectable pharmaceuticals. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira primarily engages in programs to bring new products to market, to enhance the effectiveness, ease of use, productivity, safety and reliability of existing products, and to expand the use of Hospira's products in new markets or new applications.

        Hospira operates three product development facilities that are located in Lake County, Illinois, and Morgan Hill and San Diego, California. Hospira is currently constructing a new research and development facility in Lake Forest, Illinois, which is intended to replace a facility currently being leased from Abbott under a transitional arrangement.

        Hospira is actively working to develop new generic injectable pharmaceuticals. As of December 31, 2004, Hospira had 36 new products in its generic injectable pipeline, representing 28 different drug compounds, which is a significant increase over prior years. Hospira has several programs in process, both on its own and with third parties, to capitalize on the opportunities presented by the over $5 billion in injectable drugs (excluding biologics) whose patents expire by 2010.

        Hospira's key programs in the area of medication delivery systems include the development of advanced infusion platforms and software systems. Hospira's medication delivery systems in development have been designed to use bar coding to help prevent medication errors and inadvertent combination of incompatible drugs, thereby improving safety in the acute care setting. Hospira has entered into alliances with several leading information technology companies to further efforts to develop hardware and software systems that "close the loop" on medication management and improve cost efficiencies in patient management. It expects to continue to enter into strategic alliances as part of the "open architecture" platform development.

        Hospira develops and markets PVC-free and DEHP-free infusion therapy product alternatives. The new products made from these alternative materials include sets designed for use on neonatal patients and additional options for use with blood and lipid-containing drugs and solutions.

        Hospira's research and development expenses in 2004 were $119.6 million, and Hospira has spent $316.6 million on research and development over the last three years.

Manufacturing

        Hospira is a global manufacturer operating 12 plants in the Americas and three plants in Europe. Hospira's plant locations within the Americas are: Ashland, Ohio; Austin, Texas; Buffalo, New York; Clayton, North Carolina; La Aurora, Costa Rica; McPherson, Kansas; Montreal, Quebec; Morgan Hill, California; North Chicago, Illinois; Rocky Mount, North Carolina; Salt Lake City, Utah; and San Cristobal, Dominican Republic. In Europe, Hospira operates manufacturing facilities located in Lurganbuoy, Donegal, and Finisklin, Sligo, Ireland, and Liscate, Italy. Hospira's two largest domestic facilities, Rocky Mount and Austin, account for a significant portion of Hospira's manufacturing output. While Hospira has not experienced a significant interruption of manufacturing at those facilities, such an interruption could materially and adversely affect Hospira's ability to manufacture and sell its products.

        Hospira's manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization. Hospira's manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma Quality, Lean Manufacturing and Total Quality Management.

Raw Materials

        While Hospira produces some raw materials at its manufacturing sites, the majority of raw materials that it uses are sourced externally on a global basis. Hospira procures the active pharmaceutical ingredients in its products from third-party suppliers. Although most of the raw materials Hospira uses are readily available from multiple suppliers, Hospira relies on proprietary components that are available exclusively from ICU Medical. ICU's LifeShield® CLAVE® and MicroCLAVE® connector products are components of administration sets that represented over 10% of Hospira's 2004 sales. In addition, Hospira purchases some of its materials from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

        Hospira uses resins and other petroleum-based materials as raw materials in many of its products. Hospira may experience increased prices for these materials if oil prices continue to rise.

        Hospira works very closely with its suppliers to assure continuity of supply while maintaining excellence in material quality and reliability. Hospira continually evaluates alternate source suppliers, although it does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology, Hospira does not believe that the loss of any existing supply arrangement (other than its supply arrangement with ICU Medical, which continues through 2014) would have a material adverse effect on its business.

Quality Assurance

        Hospira is committed to creating and maintaining the highest standard of regulatory compliance while providing high quality products to its customers. Hospira has developed and implemented quality systems and concepts throughout its organization. Hospira is actively involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program utilizing both internal and external auditors monitors compliance with applicable regulations, standards and internal policies. In addition, Hospira's facilities are subject to periodic inspection by the FDA and other regulatory authorities. In the past, Hospira's business has received notices alleging violations of applicable regulations and standards, and Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues. Hospira's quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life-cycle.

Arrangements with Abbott

        In connection with the spin-off, Hospira entered into the Separation and Distribution Agreement as well as a number of other agreements with Abbott. The Separation and Distribution Agreement governed the separation of Hospira's business from Abbott and the distribution of Hospira shares to Abbott's shareholders at the time of the spin-off. The other agreements govern the relationship between Abbott and Hospira and provide for the allocation of responsibility for employee benefits, tax and other liabilities and obligations attributable to periods prior to the spin-off. These agreements include:

  •
  Employee Benefits Agreement;

  •
  Transition Services Agreement;

  •
  Information Technology Agreement;

  •
  International Agreements;

  •
  Manufacture and Supply Agreements; and

  •
  Tax Sharing Agreement.

        In addition, Hospira entered into leases and subleases with Abbott for locations that Hospira shares with Abbott. Subleases for space in commercially leased locations have varying terms generally matching the terms of the underlying leases.

        The agreements summarized below are filed or incorporated by reference as exhibits to this annual report, and the summaries of each of these agreements set forth those terms Hospira believes to be material. These summaries are qualified in their entirety by reference to the full text of the agreements.

Separation and Distribution Agreement

        The Separation and Distribution Agreement sets forth the agreements between Hospira and Abbott with respect to the principal corporate transactions that effected the separation of Hospira from Abbott and the distribution of Hospira's shares to Abbott shareholders and other agreements governing the relationship between Abbott and Hospira.

  The Separation

        In effecting the separation of Hospira from Abbott, Abbott and its subsidiaries transferred the assets and liabilities of Hospira's business to Hospira. The transfer to Hospira of the United States assets and liabilities and the manufacturing assets and liabilities outside the United States occurred at or prior to the spin-off. Hospira will purchase the non-manufacturing assets and assume the liabilities outside the United States after the spin-off pursuant to the terms of the international agreements described below.

        Except as expressly set forth in the agreement, Hospira assumed, or agreed to assume, and agreed to perform and fulfill all of the liabilities of Hospira's business in accordance with their respective terms. Except as expressly set forth in the agreement, neither Hospira nor Abbott made any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the spin-off, as to any consents or approvals required in connection with the transfers, as to the value or freedom from any security interests of any of the assets transferred, as to the absence of any defenses or right of setoff or freedom from counterclaim with respect to any claim, as to the merchantability or fitness for a particular purpose of any of Hospira's assets, or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset transferred.

        All assets were, or will be, transferred on an "as is," "where is" basis, and Hospira agreed to bear the economic and legal risks that any conveyance is insufficient to vest in the transferee good and marketable title, free and clear of any security interest, and that any necessary consents or approvals are not obtained or that requirements of laws or judgments are not satisfied.

  Releases and Indemnification

        Hospira and its affiliates agreed to release and discharge Abbott and its affiliates from all liabilities assumed by Hospira as part of the spin-off, from all acts and events occurring or failing to occur, and all conditions existing, on or before the date of the spin-off relating to Hospira's business, and from all liabilities existing or arising in connection with the implementation of the spin-off, except as expressly set forth in the agreement. Abbott and its affiliates agreed to release and discharge Hospira and its affiliates from all liabilities retained by Abbott as part of the spin-off and from all liabilities existing or arising in connection with the implementation of the spin-off, except as expressly set forth in the agreement.

        Hospira agreed to indemnify, defend and hold harmless Abbott, each of its affiliates and each of their respective directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

  •
  the failure of Hospira or any of its subsidiaries to pay, perform or otherwise promptly discharge any liabilities assumed by Hospira or its subsidiaries as part of the spin-off, in accordance with their respective terms;

  •
  any breach by Hospira or any of its subsidiaries of the agreement or any of the ancillary agreements; and

  •
  any untrue statement or alleged untrue statement in the registration statement and information statement relating to the spin-off, or any omission or alleged omission to state a material fact required to be stated in the registration statement and the information statement relating to the spin-off that is necessary to make the statements therein not misleading, except for any statement of a material fact made explicitly in Abbott's name or any omission to state a material fact necessary to make any statement made explicitly in Abbott's name not misleading.

        Abbott agreed to indemnify, defend and hold harmless Hospira, each of its affiliates and each of their respective directors, officers and employees, from and against all liabilities relating to, arising out of or resulting from:

  •
  the failure of Abbott or any of its subsidiaries, other than Hospira, to pay, perform or otherwise promptly discharge any of their respective liabilities retained by Abbott or its subsidiaries as part of the spin-off, in accordance with their respective terms;

  •
  any breach by Abbott or any of its subsidiaries, other than Hospira, of the agreement or any of the ancillary agreements; and

  •
  any untrue statement or alleged untrue statement made explicitly in Abbott's name in the registration statement or the information statement relating to the spin-off of a material fact, or any omission or alleged omission to state a material fact necessary to make any such statement made explicitly in Abbott's name not misleading.

        The Separation and Distribution Agreement also establishes procedures with respect to claims subject to indemnification and related matters.

  Proceeding Liabilities

        Except as expressly set forth in the Separation and Distribution Agreement or in any ancillary agreement, Hospira assumed all liabilities of Abbott and its subsidiaries to the extent relating to, arising out of or resulting from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the spin-off to the extent such liabilities relate to, arise out of or result from Hospira's business and assets. The liabilities that Hospira assumed include, among other things, liabilities for any claims or legal proceedings related to products that had been part of Hospira's business but were discontinued prior to the spin-off. However, Hospira did not assume certain liabilities of Abbott or its subsidiaries relating to allegations made in pending or future investigations and lawsuits that Hospira's business engaged in improper marketing and pricing practices as described in "Item 3 Legal Proceedings—Marketing and Pricing Cases."

  Dispute Resolution

        The Separation and Distribution Agreement contains provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between Hospira and Abbott related to the spin-off. These provisions contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to senior management or other mutually agreed representatives of Hospira and Abbott. If such efforts are not successful, either Hospira or Abbott may submit the dispute, controversy or claim to binding alternative dispute resolution, subject to the provisions of the agreement.

  Further Assurances

        In addition to the actions specifically provided for in the Separation and Distribution Agreement, except as otherwise set forth therein or in any ancillary agreement, both Hospira and Abbott have agreed to use commercially reasonable efforts, prior to, on and after the spin-off date, to take, or cause to be taken, all actions, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws, regulations and agreements to consummate and make effective the transactions contemplated by the agreement and the ancillary agreements.

Employee Benefits Agreement

        Hospira and Abbott entered into an Employee Benefits Agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters.

        The Employee Benefits Agreement provides that, as of the spin-off, Hospira generally assumed all employment-related obligations and liabilities for all U.S. employees who transferred employment to Hospira in connection with the spin-off, including salaries and vacation, except as otherwise provided in the agreement. Abbott generally retained responsibility for all employment-related obligations and liabilities for U.S. non-union employees who terminated their employment or retired prior to the spin-off or who otherwise did not transfer employment to Hospira in connection with the spin-off, except as otherwise provided in the agreement. Abbott retained liabilities for post-retirement medical, dental and life insurance benefits for U.S. non-union employees who were retired at the time of the spin-off and for those U.S. non-union employees who were eligible to retire as of the time of the spin-off (commencing on or after their retirement with Hospira), for other medical and dental claims which are incurred by employees of Hospira's business prior to the spin-off, and for certain deferred compensation and supplemental pension obligations, subject in all cases to the terms of the agreement and the applicable Abbott plans. Hospira assumed and is liable for the pension and other benefits of Hospira's current and former union employees at its Ashland, Ohio, site. Hospira's obligations with respect to employees outside the United States will be handled in accordance with the terms of applicable local plans and local law.

        In connection with the spin-off, Hospira adopted benefit programs which enabled it to provide transitional benefits for Hospira's U.S. employees through the end of 2004 that were substantially similar to the benefits provided to these employees under most Abbott benefit plans prior to the spin-off. In general, during the transition period, Hospira provided each of its U.S. employees credit for his or her service with Abbott for purposes of determining eligibility to participate, benefits and benefit levels and vesting under plans maintained by Hospira, to the extent the corresponding Abbott plans gave credit for such service, except to the extent that the service credit would result in duplication of benefits.

        Hospira's employees who were retirement eligible at the time of the spin-off and who held Abbott stock options were treated, for purposes of the options, as if they retired from Abbott. Abbott stock options held by Hospira's employees who were not retirement eligible at the time of the spin-off were cancelled and, except in certain foreign jurisdictions where applicable law made it inadvisable to do so, Hospira granted conversion options, which had the same intrinsic value and the ratio of the exercise price per share to the market value per share as the related cancelled option. All other terms and conditions of a conversion option, including the vesting schedule, remained substantially the same as those of the related cancelled option. At the time of the spin-off, Hospira awarded conversion options with respect to approximately 7.4 million shares of Hospira common stock, with a weighted average exercise price of $28.36.

        As a result of its evaluation of its benefit programs, Hospira announced a series of benefit plan changes in the second quarter of 2004. These changes included the enhancement of the 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004. Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the U.S. non-union pension plan continued to earn benefits based on pay and years of service through December 31, 2004 and will be entitled to all benefits earned through that time when they retire. Beginning January 1, 2005, all U.S. non-union employees are eligible to receive an additional company-matching contribution to the 401(k) plan and employees who were age 40 and above, as of December 31, 2004, are eligible to receive an additional annual company-matching contribution for five years beginning in 2005.

Transition Services Agreements

        Hospira and Abbott entered into Transition Services Agreements prior to the spin-off pursuant to which Hospira and Abbott agreed to provide to the other, on an interim, transitional basis, various services, including treasury administration, employee benefits administration and quality assurance services. The agreed upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs and expenses and a predetermined profit.

        The services generally commenced at the time of the spin-off and will terminate no later than 24 months following the spin-off. The receiving party may terminate the provision of such services upon prior written notice.

        The agreements covered approximately 200 services, of which more than one-third had been terminated as of the end of 2004.

Information Technology Agreement

        Hospira and Abbott entered into an Information Technology Agreement that provides for the separation of various information technology systems and services that Hospira shared with Abbott. The term of the Information Technology Agreement is two years from the spin-off. The Information Technology Agreement includes work schedules to effect the separation of the information technology systems and specifies the parties' responsibilities for associated project costs.

International Agreements

        Hospira and Abbott entered into Transition Marketing and Distribution Service Agreements and an International Commercial Operations Agreement pursuant to which Abbott's subsidiaries act as non-exclusive distributors for Hospira products and perform regulatory, pharmacovigilance, promotional, marketing, distribution and selling activities for Hospira products outside the United States. Under these agreements Hospira agreed to purchase the non-manufacturing assets and assume the related liabilities outside the United States from Abbott on a country-by-country basis generally over the course of the two years following the spin-off for an aggregate purchase price equal to the net book value of those assets and liabilities at the time of such purchase. As of December 31, 2004, the net book value of those assets and liabilities was approximately $281 million. Until these assets and liabilities are transferred, Hospira will be subject to the risks and entitled to the benefits generated by these assets and liabilities.

        Hospira believes that it will commence operations on a stand-alone basis in certain countries beginning in 2005. However, the specific timing of the purchase of these operations in a country outside the United States and the commencement of operations in that country will be determined based on the establishment of the business infrastructure to support Hospira's operations in that country and the transfer of the marketing authorizations for Hospira products by the regulatory authorities in that country, some of which factors are outside of Hospira's control.

Manufacture and Supply Agreements

        Hospira and Abbott entered into Manufacture and Supply Agreements prior to the spin-off pertaining to those products, including bulk and finished pharmaceutical products and I.V. solutions, devices and commodities, that each party manufactured and supplied to the other party prior to the spin-off and will continue to manufacture and supply to the other party following the spin-off. The Manufacture and Supply Agreements are generally in effect for two years after the spin-off (subject to extension for up to two years by the purchasing party, in which case pricing would be adjusted for inflation) and include the prices at which the products will be supplied, the ordering procedures to be followed by Hospira and Abbott and any warranties that will be provided by Hospira or Abbott with respect to these products.

Tax Sharing Agreement

        Hospira and Abbott entered into a Tax Sharing Agreement prior to the spin-off which generally governs Abbott's and Hospira's respective rights, responsibilities and obligations after the spin-off with respect to taxes for any tax period ending on or before the spin-off date, as well as tax periods beginning before and ending after the spin-off date. Generally, Abbott is liable for all pre-spin-off U.S. federal income taxes, foreign taxes and certain state taxes attributable to Hospira's business. Hospira generally will be liable for all other taxes attributable to its business. In addition, the Tax Sharing Agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spin-off. The Tax Sharing Agreement also provides that Hospira is liable for taxes incurred by Abbott that arise as a result of Hospira's taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution under Section 355 of the Internal Revenue Code.

Competition

        Hospira's industry is highly competitive. Hospira competes with many companies, both public and private, that range from small, highly focused companies to large diversified healthcare manufacturers. Hospira believes that the most effective competitors in its industry are focused on product quality and performance, breadth of product offering, manufacturing efficiency and the ability to develop and deliver cost-effective products that help hospitals provide high quality care in an environment that requires increasing levels of efficiency and productivity.

        Hospira's competitors in medication delivery systems include Baxter International Inc., Becton Dickinson and Company, B. Braun Melsungen AG, Cardinal Healthcare Inc., Fresenius Medical Care

AG and Terumo Medical Corporation. Competitors in specialty injectable pharmaceuticals include American Pharmaceutical Partners, Inc., Baxter and Teva Pharmaceuticals, as well as divisions of several multinational pharmaceutical companies. Baxter, Cardinal and Patheon, Inc. are significant competitors of Hospira's contract manufacturing business. Edwards Lifesciences Corporation is a significant competitor in critical care monitoring devices. Local manufacturers of specialty injectable pharmaceuticals also compete with Hospira on a country-by-country basis.

Patents, Trademarks and Other Intellectual Property

        When possible, Hospira seeks patent and trademark protection for its products. Hospira owns and is licensed under a substantial number of patents, patent applications, trademarks and trademark applications. However, Hospira does not consider any one or more of these patents, patent applications, trademarks and trademark applications to be material in relation to its business as a whole.

Employees

        As of December 31, 2004, Hospira had approximately 14,000 employees and contract staff worldwide. Approximately 9,800 employees were in the United States.

        Hospira has two years remaining on a five-year collective bargaining agreement with the United Steelworkers of America covering approximately 400 union employees at the Ashland, Ohio, manufacturing facility, originally entered into with Abbott prior to the spin-off. In addition, a significant portion of Hospira's employees outside of the United States are members of works councils or trade unions. Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent them.

Governmental Regulation and Other Matters

Food and Drug Laws

        Most of Hospira's products are subject to regulation by the U.S. Food and Drug Administration, or "FDA," and national and supranational regulatory authorities outside the United States, including Health Canada, Health Products and Foods Branch, and the European Agency for the Evaluation of Medicinal Products for Human Use. Hospira's marketed drugs and devices are subject to regulation with respect to, among other matters, manufacturing, post-marketing studies in humans, advertising and promotional activities and materials, and product labeling.

        All aspects of the manufacturing of regulated products are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage, and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with the relevant Good Manufacturing Practices, or GMPs. Hospira's manufacturing facilities are subject to periodic and for-cause inspections to verify compliance with GMPs. New manufacturing facilities or the expansion of existing facilities will require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If the FDA or another regulatory agency finds upon inspection that a manufacturer has failed to comply with GMPs, it may take various enforcement actions, including, but not limited to, issuing a warning letter or similar correspondence, mandating a product recall, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. See "Risk Factors—Hospira and its suppliers and customers are subject to various governmental regulations and it could be costly to comply with these regulations and to develop compliant products and processes."

        Hospira's sales and marketing activities for regulated products, particularly prescription drugs and restricted medical devices, are also highly regulated. Regulatory authorities have the power to mandate the discontinuance of promotional materials, practices and programs if they include information that is beyond the scope of the indications included in the approved or cleared labeling or is not in compliance with specific regulatory requirements.

        Some of Hospira's drug products, which are considered controlled substances, are also subject to additional regulation by the U.S. Drug Enforcement Administration, or DEA, and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion. Violation of controlled substance statutes and regulations may result in substantial civil and criminal penalties.

Healthcare Fraud and Abuse Laws

        As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid and other state and federal programs. This statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. Hospira believes that its arrangements with its customers are in material compliance with the anti-kickback statute and relevant safe harbors. While Hospira generally does not file claims for reimbursement from government payors, the federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid and other state and federal programs. Hospira believes that its arrangements with and actions in regard to its claims-filing customers are in material compliance with the Federal False Claims Act. Many states have similar fraud and abuse laws, and Hospira believes that it is in material compliance with those laws. If it were determined that Hospira was not in compliance with those laws, however, Hospira could be subject to criminal and/or civil liability, exclusion from participation in Medicare, Medicaid and other state and federal programs, or other material adverse effects.

Environmental Laws

        Hospira's manufacturing operations worldwide are subject to many requirements under environmental laws. In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws which restrict the emission of pollutants into the air, the discharge of pollutants into bodies of water, and the disposal of hazardous substances. Violations of these laws can result in significant civil and criminal penalties, and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the United States, the environmental laws and their enforcement vary and they can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This does not currently have a significant impact on Hospira's products, but such laws are expanding rapidly in Europe. Hospira has management systems in place which are intended to minimize the potential for violations of these laws.

        Other environmental laws address the contamination of land and groundwater, and require the clean-up of such contamination. These laws may apply not only to the owner or operator of an on-going business, but also to the owner of land contaminated by a prior owner or operator. In addition, if a parcel is contaminated by the release of a hazardous substance, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not they have a legal interest in the land, may be subject to a requirement to clean up the parcel. Hospira has been involved with a number of sites at which clean-up has been required, some as the sole owner and responsible party, and some as a contributor in conjunction with other parties. The resulting costs tend to be in the form of legal expenses, contributions to the cost of the investigation or clean-up of the contaminated sites, or settlement payments to reimburse the government for past remedial work.

Safety and Health Laws

        In the United States, the Occupational Safety and Health Act sets forth requirements for conditions of the workplace. Hospira's operations are subject to many of these requirements, particularly in connection with Hospira's employees' use of equipment and chemicals at manufacturing sites that pose a potential health or safety hazard. Violation of these laws can result in civil and criminal penalties. In December 2004, Hospira received multiple citations from the Occupational Safety and Health Adminstration, or OSHA, for alleged violations of the workplace safety regulations, including a proposed penalty of $184,500. Hospira has filed a Notice to Contest the alleged violations and is working with OSHA to resolve this matter.

Transportation Laws

        Hospira's operations include transporting materials defined as "hazardous" over land, over sea, and through the air. All these activities are regulated under laws administered by the U.S. Department of Transportation and similar agencies outside the United States. They include complex requirements for packing, labeling and recordkeeping, and the failure to comply can result in civil and criminal sanctions.

Customs Laws

        The import and export of many goods across national borders are heavily regulated, especially in the United States. As the importer and exporter of many shipments each year, Hospira must comply with all customs regulations and pay fees and duties on certain shipments. Failure to comply can result in significant financial penalties and criminal sanctions.

California Proposition 65

        Some state laws regulate the safety of Hospira's products in the marketplace to a greater extent than FDA requirements. For example, under California's Safe Drinking Water and Toxic Enforcement Act of 1986, also known as "Proposition 65," the state has established a list of chemicals considered to be hazardous. If, as a result of the sale in California of a product containing a listed chemical, a person is exposed to the chemical, the seller of that product must provide that person with a warning. Monetary penalties for non-compliance can be substantial, although there are no criminal sanctions.

Risk Factors

        Hospira's business, financial condition, results and operations and cash flows are subject to various risks, including those described below:

Hospira's historical financial information may not be indicative of its future results as an independent company.

        Hospira became an independent company as a result of the spin-off from Abbott on April 30, 2004. The historical financial information included in this annual report does not reflect what Hospira's results of operations, financial position and cash flows would have been had Hospira been an independent company during the entire periods presented or, to a greater extent than is generally the case, what Hospira's results of operations, financial position and cash flows will be in the future. This is primarily a result of the three factors described below:

  •
  for all periods prior to the spin-off, Hospira's historical financial information reflects allocations for services historically provided by Abbott, and Hospira expects these allocations to be different from the costs it will incur for these services after that time as an independent company;

  •
  for all periods prior to the spin-off, Hospira's historical financial information does not reflect the debt Hospira incurred in connection with the spin-off (and its subsequent refinancing) and Hospira's obligations to purchase from Abbott certain operations and assets, and assume the corresponding liabilities, of Hospira's business outside the United States after the spin-off; and

  •
  for all periods prior to the spin-off, the historical financial information does not reflect any increased costs associated with being an independent company, including changes that Hospira expects will occur in the cost structure, personnel needs, financing and operations of Hospira's business as a result of the spin-off and from reduced economies of scale.

        For additional information about the past financial performance of Hospira's business and the basis of presentation of the historical combined financial statements, please see "Item 6 Selected Financial Data," "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 Financial Statements" included elsewhere in this annual report.

Hospira has limited history operating as an independent company, and may experience increased costs operating as an independent company that could decrease its overall profitability.

        Prior to the spin-off, Hospira's business was operated by Abbott, and Abbott performed many important corporate functions for Hospira's operations, including information technology support, finance and tax administration, and international administration, distribution and sales functions. Following the spin-off, some of these functions will be provided by Abbott for Hospira on a transitional basis as described above in "—Arrangements with Abbott." At such point in time as Hospira begins to operate these functions independently, if it does not have in place its own adequate systems and business functions, or outsource them from other providers, it may not be able to operate its business effectively or at comparable costs and its profitability may decline.

        Hospira will need to replicate certain facilities, systems, infrastructure and personnel. Hospira will also need to make significant investments to develop its ability to operate without access to Abbott's existing operational and administrative infrastructure. These initiatives will be costly to implement, are expected to lead to increased costs in the near term and may cause Hospira's profitability to decline. Hospira will need to continue to attract and retain talented personnel in order to effectively establish its stand-alone operations. Failure to do so could materially and adversely affect Hospira's business. As an independent company, Hospira must comply with the requirements of the Sarbanes-Oxley Act of 2002, including, beginning with its 2005 annual report, the requirement to assess its internal control over financial reporting. Complying with these requirements may be costly and time-consuming, may reveal weaknesses in Hospira's internal control over financial reporting that may be costly to remedy and that may need to be publicly disclosed, and may divert the time and attention of Hospira's management.

        In addition, prior to the spin-off, Hospira's business took advantage of Abbott's size and purchasing power in procuring goods, services and technology, including raw materials, office supplies and equipment, travel and computer software licenses. As a separate, independent company, Hospira may be unable to obtain goods, services and technology at prices and on terms as favorable as those obtained prior to the spin-off, which could decrease its overall profitability. As a separate, independent company, Hospira may also not be as successful in negotiating favorable tax treatments and credits with governmental entities.

Hospira may not successfully transition its operations outside the United States.

        Hospira entered into various arrangements with Abbott prior to the spin-off, pursuant to which Abbott would assist in the marketing and sale of Hospira's products outside the United States. Hospira expects these arrangements will continue in each market in which Hospira's products are sold outside of the United States until the earlier of two years after the spin-off or such time as Hospira has established sufficient infrastructure to conduct operations or obtained an independent distributor for a particular market and succeeded in transferring the regulatory authorizations for its products.

        Although Hospira will attempt to minimize any disruption to its ability to successfully market and sell its products in markets outside the United States, Hospira's ability to supply those markets, and its relationships with customers in those markets, may be disrupted by the transition of Hospira's business in those markets. Further, if Hospira fails to establish sufficient infrastructure to conduct operations, obtain an independent distributor or obtain registrations for its products in markets in which Hospira plans to sell its products outside of the United States prior to the expiration or termination of these transition arrangements, Hospira may be unable to sell its products in those markets. Some of these factors are beyond Hospira's control. These risks could have a material adverse effect on Hospira's ability to distribute and sell its products in markets outside the United States and on Hospira's profitability.

Hospira faces significant competition and may not be able to compete effectively.

        The healthcare industry is highly competitive. Hospira competes with many companies ranging from small start-up enterprises to multinational companies that are larger than Hospira is and have access to greater financial, marketing, technical and other resources than Hospira does. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. Also, most of Hospira's products are not protected by patents or other proprietary rights and are therefore subject to generic competition. In the absence of patent protection, the introduction of competing products is limited primarily by market considerations and the need to obtain necessary regulatory approvals. For example, Hospira's Corlopam® (fenoldopam mesylate) product is no longer protected by any patent and a generic version of this drug was approved by the FDA on December 1, 2003. Accordingly, Hospira's sales of Corlopam® decreased significantly in 2004.

        Hospira's failure to compete effectively could cause it to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

Hospira is subject to the cost-containment efforts of hospital buying groups, wholesalers, distributors, third-party payors and government organizations.

        Many existing and potential customers for Hospira's products have combined to form group purchasing organizations, or GPOs, and integrated delivery networks, or IDNs, in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or IDN's affiliated hospitals and other members. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

        Wholesalers of Hospira's products have also recently begun seeking to negotiate additional fees in an effort to offset their costs. Some drug wholesalers have announced their intentions to implement a fee-for-service model for the distribution of pharmaceutical products. Hospira is evaluating the potential impact of this possible change on the drug wholesale business model. If these fees are successfully implemented, Hospira could experience increased costs, which may be material.

        Hospira's products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities, all of which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as government programs, private insurance plans and managed care programs. These third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future legislation, regulation or reimbursement policies of third-party payors may otherwise adversely affect the demand for and price levels of Hospira's products, which could have a material adverse effect on its sales and profitability.

        In markets outside the United States, Hospira's business has experienced downward pressure on product pricing as a result of the concentrated buying power of governments as principal customers and the use of bid and tender sales methods whereby Hospira is required to submit a bid for the sale of its products. Hospira's failure to offer acceptable prices to these customers could have a material adverse effect on its sales and profitability in these markets.

If Hospira is unable to maintain its GPO pricing agreements, sales of its products could decline.

        Currently, a small number of GPOs influence a majority of sales to Hospira's hospital customers. GPOs negotiate pricing agreements with providers of medical products and these negotiated prices are made available to members of GPOs. If Hospira does not have a pricing agreement with a GPO, it may become more difficult to sell its products to the GPO's members.

        Hospira has pricing agreements with the major GPOs in the United States, including AmeriNet, Inc.; Broadlane Healthcare Corporation; Consorta, Inc.; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. It will be important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high quality FDA-compliant products. Hospira also needs to maintain a broad product line and be price competitive. Hospira expects that four GPO pharmacy contracts will be renewed or renegotiated during 2005.

        The GPOs also have a variety of business relationships with Hospira's competitors and may decide to enter into pricing agreements for or otherwise prefer products other than Hospira's. While GPOs negotiate incentives for members to purchase specified products from a given manufacturer or distributor, GPO pricing agreements allow customers to choose between the products covered by the arrangement and another manufacturer's products, whether or not purchased under a negotiated pricing agreement. As a result, Hospira may face competition for its products even within the context of its GPO pricing agreements.

        Although some of Hospira's GPO pricing agreements may not be terminated without breach until the end of their contracted term, others may be terminated on 60 or 90 days' notice. If Hospira is unable to establish or maintain arrangements with key GPOs and customers, or if GPO members alter their preference for Hospira's products in favor of those of Hospira's competitors, Hospira's sales and profitability will decline.

Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes.

        Hospira's products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and certain governmental authorities outside the United States, can be costly and time consuming, and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues and in substantial additional costs.

        In addition, Hospira may not be able to remain in compliance with applicable FDA and other material regulatory requirements once its has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts, some of which are related to manufacturing quality concerns. Many of Hospira's facilities and procedures and those of its suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. Hospira must incur expense and spend time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these complex regulations. In the past, Hospira's business has received notices alleging violations of these regulations, and Hospira has modified its practices in response to these notices.

        Hospira's manufacturing facilities and those of its suppliers could be subject to significant adverse regulatory actions in the future. These possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of its products and criminal prosecution. These actions could result in, among other things, substantial modifications to Hospira's business practices and operations; refunds, recalls or seizures of its products; a total or partial shutdown of production in one or more of its facilities while Hospira remedies the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. For example, in April 2004, Hospira received an FDA warning letter related to the manufacture of intravenous administration sets. In October 2004, the FDA completed its review of Hospira's response, notified Hospira that no further response or information was needed and confirmed it would verify Hospira's corrective actions during a subsequent FDA inspection.

        Any adverse regulatory action could disrupt Hospira's business and have a material adverse effect on its sales, profitability and financial condition.

Hospira is subject to healthcare fraud and abuse regulations that could result in significant liability and require Hospira to change its business practices and restrict its operations in the future.

        Hospira's industry is subject to various national, supranational, federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in national, federal and state healthcare programs, including Medicare, Medicaid, and Veterans' Administration health programs and health programs outside the United States. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Hospira to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Hospira's business and result in a material adverse effect on Hospira's sales, profitability and financial condition.

If Hospira does not introduce new products in a timely manner, its products may become obsolete over time, customers may not buy its products and its sales and profitability may decline.

        Demand for Hospira's products may change in ways Hospira may not anticipate because of evolving customer needs, the introduction by others of new products and technologies, and evolving industry standards.

        Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, in which case its sales and operating results would suffer. For example, if Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop generic injectable pharmaceutical product portfolios that are more competitive than Hospira's and Hospira could find it more difficult to renew or expand GPO pricing agreements or to obtain new agreements. Hospira faces similar risks if it does not introduce new versions or upgrades to its medication management systems. Innovations generally will require a substantial investment in product development before Hospira can determine their commercial viability, and Hospira may not have the financial resources necessary to fund these innovations. Even if Hospira succeeds in creating new product candidates from these innovations, such innovations may still fail to result in commercially successful products.

        The success of Hospira's new product offerings will depend on several factors, including Hospira's ability to:

  •
  properly anticipate and satisfy customer needs, including increasing demand for lower-cost products that help improve safety and productivity;

  •
  innovate, develop and manufacture new products in an economical and timely manner;

  •
  differentiate its offerings from competitors' offerings;

  •
  achieve positive clinical outcomes for new products;

  •
  meet safety and efficacy requirements and other regulatory requirements of government agencies; and

  •
  avoid infringing the proprietary rights of third parties.

        Even if Hospira is able to successfully develop new products or enhancements or new generations of its existing products, these new products or enhancements or new generations of its existing products may not produce sales in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over third-party reimbursement.

Hospira's obligation to indemnify Abbott from liabilities relating to its business could be burdensome.

        As part of the agreements Hospira entered into with Abbott to effect the spin-off, Hospira assumed, and agreed to indemnify Abbott and each of its affiliates from and against, substantially all liabilities relating to, arising out of or resulting from Hospira's business, including when Hospira's business was a part of Abbott, other than certain liabilities relating to allegations that Hospira engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for Hospira's products as more fully described in the next risk factor. Losses arising out of Hospira's obligation to indemnify Abbott from such liabilities could be significant and in that event could have a material adverse effect on Hospira's profitability and financial condition.

State and federal investigations and existing and future lawsuits relating to the alleged reporting of false or misleading pricing information in connection with Medicare and Medicaid programs could have a material adverse effect on Hospira's business, profitability and financial condition.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Since the spin-off, Hospira has been named as a defendant in one of these suits, as more further described in "Item 3 Legal Proceedings—Marketing and Pricing Cases." Hospira's products are involved in these investigations and lawsuits. There may be additional investigations or lawsuits, or additional claims in existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira may be named as a subject or defendant in more of these investigations or lawsuits. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products. Hospira has not established any reserves related to these matters, and Hospira does not currently believe insurance coverage will be available for any resulting losses.

        These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira's products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on Hospira's business, profitability and financial condition.

The manufacture of Hospira's products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing products, Hospira's business could suffer.

        The manufacture of Hospira's products is highly exacting and complex, due in part to strict regulatory requirements which govern their manufacture. Problems may arise during manufacturing for a variety of reasons including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. For example, one of Hospira's suppliers substituted an unapproved alternate material in the production of intravenous administration sets in 2001 and 2002, resulting in a recall of affected products, product shortages and an FDA warning letter which Hospira received in April 2004. To the extent Hospira experiences significant manufacturing problems, this could have a material adverse effect on its sales and profitability.

Hospira will conduct sales activity outside of the United States, which will subject it to additional business risks that may cause its sales and profitability to decline.

        Because Hospira's products are sold outside the United States, its business is subject to risks associated with doing business internationally. In 2004, Hospira's business derived $425 million, or 16% of its net sales, from sales of products outside of the United States. Hospira intends to continue to pursue growth opportunities in sales of products outside the United States, which could expose Hospira to greater risks. The risks associated with Hospira's operations outside the United States include:

  •
  changes in medical reimbursement policies and programs;

  •
  multiple regulatory requirements that are subject to change;

  •
  differing local product preferences and product requirements;

  •
  fluctuations in foreign currency exchange rates;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in establishing, staffing and managing international operations;

  •
  differing labor regulations;

  •
  complying with U.S. regulations that apply to international operations, including trade laws, the Foreign Corrupt Practices Act and anti-boycott laws;

  •
  potentially negative consequences from changes in tax laws;

  •
  political and economic instability; and

  •
  diminished protection of intellectual property in some countries outside of the United States.

        The effects of these risks may, individually or in the aggregate, have a material adverse effect on Hospira's sales and profitability.

Hospira depends on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture products on a timely basis and could harm its profitability.

        The manufacture of Hospira's products requires raw materials and other components that must meet stringent FDA and other regulatory requirements. Some of these raw materials and other components are currently available only from a limited number of suppliers. For example, the LifeShield® CLAVE® and MicroCLAVE® connector products, which are components of administration sets that represented over 10% of Hospira's 2004 sales, rely on proprietary components that are available exclusively from ICU Medical, Inc. CLAVE® and MicroCLAVE® are registered trademarks of ICU Medical. In addition, Hospira purchases from single sources certain compounding material, polyvinyl-chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its intravenous and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a raw material or component, can be time consuming and expensive, as testing, validation and regulatory approval are necessary.

        Hospira uses resins and other petroleum-based materials as raw materials in many of its products. As oil prices increase, the prices for these raw materials will increase. If prices for these materials continuously rise, Hospira's costs to produce its products may materially increase. Hospira may be unable to fully recover these costs through price increases.

        In the past, Hospira's business has experienced shortages in some of the raw materials and components of its products. If suppliers are unable to deliver sufficient quantities of these materials on a timely basis or if supply is otherwise disrupted, including by suppliers exiting the market, the manufacture and sale of Hospira's products may be disrupted and its sales and profitability could be materially adversely affected.

Hospira's manufacturing capacity could limit its ability to expand its business without significant capital investment.

        Although Hospira believes that it has adequate manufacturing capacity, it may need to invest substantial capital resources to expand its manufacturing capacity if demand for its products increases significantly or if it is successful in obtaining significant additional customers for its injectable pharmaceuticals contract manufacturing services business. Hospira may not be able to complete any such expansion projects in a timely manner or on a cost-effective basis, and may not realize the desired benefits of any such expansion.

Hospira may acquire other businesses, license rights to technologies or products from third parties or form alliances that could cause it to incur significant expenses and could negatively affect its profitability.

        As part of Hospira's business strategy, it may pursue acquisitions of complementary businesses and technology licensing arrangements. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies, including those with substantially greater financial and sales and marketing resources, may compete with Hospira for these strategic opportunities. Further, if Hospira is successful in securing such opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. In addition, Hospira may enter markets in which it has no or limited prior experience. Hospira may not be able to integrate acquisitions successfully into its existing business and it could incur or assume significant debt and unknown or contingent liabilities. Hospira could also experience negative effects on its reported results of operations from acquisition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. Integration of an acquired business also may require management resources that otherwise would be available for ongoing development of its existing business.

Hospira may incur product liability losses, and insurance coverage could be inadequate or unavailable to cover these losses.

        Hospira's business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of drugs and medical devices and products. In the ordinary course of business, Hospira is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on Hospira's business and reputation and on its ability to attract and retain customers.

        Hospira is responsible for all liabilities, including liabilities for claims and lawsuits, related to its business, whether they arose before or after the spin-off, other than certain liabilities relating to allegations that it engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for its products. As part of Hospira's risk management policy, Hospira carries third-party product liability insurance coverage, which includes a substantial retention or deductible that provides that Hospira will not receive insurance proceeds until the losses incurred exceed the amount of that retention or deductible. To the extent that any losses are within these retentions or deductibles, Hospira will be responsible for the administration and payment of these losses. Product liability claims in excess of applicable insurance could have a material adverse effect on Hospira's profitability and financial condition.

If Hospira is unable to protect its intellectual property rights or if Hospira infringes the intellectual property rights of third parties, its business and prospects could be harmed.

        Hospira relies on trade secrets, confidentiality agreements, continuing technological innovation and, in some cases, patent, trademark and service mark protection to preserve its competitive position. A failure to protect Hospira's intellectual property could harm its business and prospects, and its efforts to protect its proprietary rights may not be adequate.

        Most of Hospira's products are not protected by patents or other proprietary rights, and patent filings by third parties could render Hospira's intellectual property less valuable. In addition, intellectual property rights may be unavailable or limited in certain countries outside the United States, which could make it easier for competitors to capture market position. Competitors may also harm sales of Hospira's products by designing products that mirror the capabilities of those products or technology without infringing Hospira's intellectual property rights. If Hospira does not obtain sufficient international protection for its intellectual property, Hospira's competitiveness in international markets could be impaired, which would limit its growth and future sales.

        A successful claim of patent or other intellectual property infringement against Hospira could adversely affect its growth and profitability, in some cases materially. Third parties may claim that Hospira's proprietary or licensed products are infringing their intellectual property rights. Claims of intellectual property infringement could be costly and time consuming and might require Hospira to enter into costly royalty or license agreements, if Hospira is able to obtain royalty or license agreements on acceptable terms or at all. Hospira also may be subject to significant damages or an injunction preventing it from manufacturing, selling or using some of its products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on Hospira's profitability and financial condition.

As Hospira builds its information technology infrastructure and transitions data to its own systems, Hospira could experience temporary business interruptions and incur substantial additional costs.

        Hospira must install and implement information technology infrastructure to support its critical business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. Hospira may incur temporary interruptions in business operations if it cannot transition effectively from Abbott's existing operating systems, databases and programming languages that support these functions as Hospira replaces these systems.

        Hospira is currently implementing new information management software into its business, including SAP. Hospira may not be successful in implementing its new systems and transitioning data, and Hospira may incur complications or incur substantially higher costs for implementation and operation of the systems than currently anticipated. Hospira's failure to avoid operational interruptions as it implements the new systems and transitions its data, or its failure to implement the new systems and transition its data successfully or efficiently operate the new systems, could disrupt its business and have a material adverse effect on its profitability. Hospira's contingency plans for system disruptions and interruptions may not fully mitigate the effect of those disruptions and interruptions.

Hospira has outstanding stock options, which may dilute the ownership of its existing shareholders and, beginning in 2005, lead to significant expenses.

        As of December 31, 2004, Hospira had more than 15 million outstanding stock options and the ability to award approximately 15 million additional share-based awards under its equity compensation plan. As of December 31, 2004, Hospira's outstanding option awards had a weighted average exercise price of $27.55, which was below the market price of Hospira's stock at that time. Exercises of stock options at a price below the market price of Hospira's stock will dilute the ownership interest of existing shareholders.

        Hospira's historical financial results do not reflect expensing of employee stock options. As a result of the adoption by the Financial Accounting Standards Board of Statement of Financial Accounting Standards No. 123R, companies are required to expense employee stock options beginning in July 2005. Employee stock option expenses could have a material adverse effect on Hospira's reported results of operations. Had options been expensed in 2004 using the fair value-based accounting method, Hospira's net income would have been reduced by approximately $48.7 million, or approximately 16%, which expenses would have resulted primarily from Hospira's founders grant of approximately 8.4 million options over its common shares in connection with the spin-off. See Note 10 to the consolidated financial statements included in this annual report for further information.

Hospira's indebtedness subjects it to various restrictions and may decrease its profitability.

        In connection with the spin-off, Hospira assumed, without recourse to Abbott, approximately $700 million in debt under a senior unsecured credit facility. Abbott retained all of the proceeds of the credit facility and had no obligations under the credit facility following the spin-off. Hospira refinanced the credit facility on June 15, 2004 by issuing $300 million of 4.95% notes due in 2009 and $400 million of 5.90% notes due in 2014. On April 30, 2004, Hospira entered into a $375 million senior unsecured revolving credit facility. The terms of Hospira's indebtedness impose various restrictions and covenants on Hospira that could limit its ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities.

Hospira may not have sufficient funding for its operating and capital requirements.

        Hospira may need to incur additional debt or issue equity in order to fund working capital, capital expenditures and product development requirements or to make acquisitions and other investments. Debt or equity financing may not be available to Hospira on acceptable terms or at all. If Hospira is not able to obtain sufficient financing, Hospira may be unable to maintain or grow its business. It may be more expensive for Hospira to raise funds through the issuance of additional debt than the cost of raising funds or issuing debt for Hospira's business while it was part of Abbott.

        If Hospira raises funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of Hospira's common stock in the event of a liquidation, and the terms of the debt securities may impose restrictions on Hospira's operations. If Hospira raises funds through the issuance of equity, the issuance would dilute the ownership interest of holders of Hospira common stock.

        As described in the next risk factor, U.S. federal income tax considerations may limit Hospira's ability to issue stock after the spin-off.

There could be significant liability if the distribution of Hospira stock in the spin-off is determined to be a taxable transaction.

        Abbott has received a ruling from the Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution substantially to the effect that, for U.S. federal income tax purposes, the distribution will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code. While generally binding on the Internal Revenue Service, the letter ruling is subject to certain factual representations and assumptions. If these factual representations and assumptions are incorrect in any material respect at the time of the distribution, this letter ruling could be retroactively revoked or modified by the Internal Revenue Service. If, notwithstanding the letter ruling, the distribution is determined to be a taxable transaction, Hospira's shareholders and Abbott could be subject to significant U.S. federal income tax liability. Hospira is required to indemnify Abbott for any tax Abbott incurs as a result of Hospira's taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution.

        Section 355(e) of the Internal Revenue Code would cause the distribution to be taxable to Abbott if Hospira engages in, or enters into an agreement to engage in, a transaction that would result in a 50 percent or greater change by vote or value in Hospira's stock ownership during the four-year period beginning on the date that begins two years before the date Hospira's stock was distributed, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution. If an acquisition or issuance of Hospira's stock causes the distribution to be taxable to Abbott under Section 355(e), Hospira would be required to indemnify Abbott against that tax.

        If Hospira was to be required to indemnify Abbott for taxes incurred as a result of the distribution being taxable, it would have a material adverse effect on Hospira's profitability and financial condition.

Internet Information

        Copies of Hospira's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations section of Hospira's Web site (www.hospira.com) as soon as reasonably practicable after Hospira electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

        Hospira's corporate governance guidelines, code of business conduct and the charters of its audit and public policy committee and nominations and compensation committee are all available in the Investor Relations section of Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

Item 2 Properties

        The locations and uses of Hospira's manufacturing and administrative properties are as follows:

Location	Use	Owned/Leased	Approximate Square Feet
Ashland, OH	Manufacturing	Owned	515,000
Austin, TX	Manufacturing	Owned	750,000
Buffalo, NY	Manufacturing	Owned	40,000
Clayton, NC	Manufacturing	Owned	100,000
Finisklin, Sligo, Ireland	Manufacturing	Leased	25,000
La Aurora, Costa Rica	Manufacturing	Owned	290,000
Lake Forest, IL	Corporate Headquarters	Owned	245,000
Lake Forest, IL	Administration	Leased	140,000
Liscate, Italy	Manufacturing	Owned	365,000
Lurganbuoy, Donegal, Ireland	Manufacturing	Owned	70,000
McPherson, KS	Manufacturing	Owned	450,000
Montreal, Quebec Canada	Manufacturing	Owned	180,000
Morgan Hill, CA	Manufacturing	Owned	250,000
North Chicago, IL	Manufacturing	Leased	250,000
Rocky Mount, NC	Manufacturing	Owned	1,300,000
Salt Lake City, UT	Manufacturing	Owned	450,000
San Cristobal, Dominican Republic	Manufacturing	Leased	165,000

        The North Chicago, Illinois lease between Abbott and Hospira expires in 2014; the Lake Forest, Illinois lease expires in 2016; the Dominican Republic lease expires in 2005 with an option to extend until 2011; and the Finisklin, Sligo, Ireland lease expires in 2013.

        In February 2005, Hospira agreed to sell the Salt Lake City, Utah manufacturing facility. For more information regarding this transaction, see "Item 1 Business—Product and Service Offerings—Other—Critical Care Devices."

        Hospira believes that its facilities and equipment are in good operating condition and are well maintained. Hospira believes that it has adequate capacity to meet its business needs.

Item 3 Legal Proceedings

Marketing and Pricing Cases

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP").

        These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas. The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products. These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

ERISA

        Hospira has been named as a defendant in a lawsuit brought by the three plaintiffs named below alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004, in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The lawsuit seeks class action certification on behalf of "All employees of Abbott who were participants and beneficiaries of the Abbott Benefit Plans whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off announced by Abbott on August 22, 2003." Hospira denies all material allegations asserted against it in the complaint.

        Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

        Hospira's common stock is listed and traded on the New York Stock Exchange under the symbol "HSP," and began trading on the New York Stock Exchange on May 3, 2004. The following table sets forth the high and low closing prices for Hospira's common stock on the New York Stock Exchange for each quarter in the 2004 fiscal year.

For the quarter ended:	High	Low
March 31(1)	N/A	N/A
June 30(1)	$28.60	$25.38
September 30	31.07	24.35
December 31	33.91	29.34

(1)
Hospira became an independent public company on April 30, 2004, and its common stock began trading regular way on the New York Stock Exchange on May 3, 2004.

        As of December 31, 2004, Hospira had approximately 53,500 shareholders of record. Hospira has not paid dividends on its common stock.

Issuer Purchases of Equity Securities

        The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2004	13,292	30.18	—	—
November 1 - November 30, 2004	15,712	32.10	—	—
December 1 - December 31, 2004	33,002	33.00	—	—
Total	62,006	32.17	—	—

(1)
These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

Item 6 Selected Financial Data

        The following table sets forth Hospira's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2004, 2003, 2002, 2001 and 2000.

        For all periods prior to the spin-off, Hospira operated as a part of Abbott. Hospira's consolidated financial statements for the year ended December 31, 2004 reflect Hospira's operations as a separate, stand-alone entity subsequent to April 30, 2004, the date of Hospira's spin-off from Abbott, combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The historical financial information presented is not indicative of the results of operations or financial position that would have been obtained if Hospira had been an independent company during the periods shown or of future performance as an independent company.

        The selected financial information should be read in conjunction with "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in Item 8.

	For the Years Ended December 31,
	2004	2003	2002	2001	2000
(in millions, except per share amounts)
Statements of Income data:
Net sales	$2,645	$2,624	$2,603	$2,514	$2,348
Gross profit	787	701	719	725	748
Income from operations(1)	428	360	378	396	418
Income before taxes(1)	412	359	352	390	421

Net income	$302	$260	$247	$273	$297

Earnings per common share:
Basic	$1.93	$1.67	$1.58	$1.75	$1.90

Diluted	$1.92	$1.67	$1.58	$1.75	$1.90

Weighted average common shares outstanding (in thousands):
Basic(2)	156,187	156,043	156,043	156,043	156,043

Diluted(2)	157,160	156,043	156,043	156,043	156,043

(1)
Includes post-retirement medical and dental curtailment benefit of $65 million in 2004.

(2)
For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott.

	December 31,
	2004	2003	2002	2001	2000
(in millions)
Balance Sheet data:
Total assets	$2,343	$2,250	$2,154	$2,133	$2,057
Long-term debt	$699	$—	$—	$—	$—

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the productivity, safety and efficacy of patient care in the acute care setting. Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (I.V.) fluids. Hospira is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Transition from Abbott

        For all periods prior to the spin-off, Hospira operated as a part of Abbott's Hospital Products and International segments. References to the historical assets, liabilities, products, businesses or activities of Hospira prior to the spin-off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Abbott and its subsidiaries prior to the spin-off. Hospira's consolidated financial statements for the year ended December 31, 2004 reflect Hospira's operations as a separate, stand-alone entity subsequent to the spin-off, combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The financial information in the financial statements included in this annual report does not include all the expenses that would have been incurred, nor does it reflect Hospira's results of operations, financial position and cash flows, had Hospira been a stand-alone company for all of the periods presented.

        On April 30, 2004, Hospira became an independent, stand-alone company when Abbott consummated its spin-off of Hospira by paying to its shareholders a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every ten Abbott common shares held, Abbott shareholders received one share of Hospira common stock. All of the shares of Hospira's common stock were distributed to Abbott shareholders in a tax-free spin-off on a pro-rata basis. Abbott received a ruling from the Internal Revenue Service that the spin-off qualified as a tax-free distribution for U.S. federal income tax purposes, except with respect to the payment of cash in lieu of fractional shares.

        While Hospira was a part of Abbott, Hospira relied on Abbott's corporate infrastructure and administrative functions. Also as part of Abbott, Hospira was required to compete with Abbott's other major businesses for product development funds and other resources. The level of resources allocated to Hospira affected its research and development project funding, manufacturing cost structure, and marketing, promotion and selling activities.

        The spin-off enabled Hospira to focus exclusively on its business and use its own resources to invest in opportunities targeted to its own markets. Hospira views the 24-month period after the spin-off as a transition period, during which it will build its own corporate and international infrastructure and increase its research and development expenditures. Hospira expects to fund these costs through its operating cash flows. Hospira did not incur expenses relating to these activities as rapidly as expected in 2004, and, as a result, had more favorable results of operations in 2004 than anticipated.

        Hospira expects to increase its level of operating expenses from 2004 levels as are required for it to operate as an independent public company. Hospira expects to incur increased expenses on an ongoing basis, including expenses relating to establishing corporate functions, operating and maintaining information technology systems, and operating internationally on a stand-alone basis, as well as on a non-recurring, transitional basis, including expenses relating to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. These transitional costs are estimated to total approximately $100 million (pre-tax) over the 24-month period subsequent to the spin-off. As of December 31, 2004, Hospira had incurred $32.4 million of these costs.

        Hospira views investment in research and development as an important driver of longer-term sales growth. Hospira expects to continue to increase its level of spending, especially in the areas of specialty injectable pharmaceuticals and medication management systems.

        Hospira will also incur costs to acquire assets outside the United States. Under transition arrangements with Abbott, described under "Item 1 Business—Arrangements with Abbott," the legal transfer of certain operations and assets (net of liabilities) outside the United States that are legally owned by Abbott but used by Hospira in its business, will occur over the two-year transition period. During this period, Hospira is obligated to purchase the international net assets from Abbott for the net book value of such net assets at the time of such purchase. As of December 31, 2004, the net book value of such net assets was approximately $281 million. Pending the legal transfer to Hospira, these operations and assets are being used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira views the ability to operate independently outside the United States as a longer-term opportunity for it to increase its sales and profitability.

        Hospira believes the key initiatives it will focus on in the next few years are as follows:

  •
  continue the administrative separation from Abbott in the United States;

  •
  establish its international infrastructure and purchase the international net assets from Abbott;

  •
  identify and execute new product opportunities either through internal development or strategic alliances; and

  •
  identify and execute structural changes to maximize efficiencies and lower costs.

        Hospira believes that these initiatives will better position it to execute its strategy of investing for growth and improving its margins and cash flows.

Factors that Influence Results of Operations

        Manufacturing.    Hospira believes it successfully managed its manufacturing operations in 2004, through its regulatory compliance efforts, improved process controls, and strong supplier relationships and performance, all of which contributed to Hospira's 2004 profitability. Hospira must comply with detailed regulations governing good manufacturing practices, including requirements relating to quality control and quality assurance, and must incur expense and spend time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these complex regulations. Failure by Hospira or a supplier to comply with these regulations could disrupt manufacturing operations, lower efficiency and harm profitability. Continuity of supply of high-quality raw materials is also important to Hospira's manufacturing operations. Hospira intends to continue to work to improve its manufacturing processes and lower production costs wherever possible. Hospira's ability to efficiently and consistently manufacture its required volumes of high-quality products, while maintaining compliance with regulatory requirements and controlling related expenditures, is an important factor in its ability to maximize efficiency and establish and maintain a low-cost operating structure.

        Product Development.    Hospira views investment in research and development as an important driver of sales growth over the longer term. To be effective in these efforts, Hospira must develop products and enhancements that satisfy customer needs and be able to successfully market those products. In order to bring a drug or medical device to market, Hospira must obtain regulatory approval in most cases, which can be costly and time consuming. Failure to obtain timely approvals for new products will negatively impact Hospira's ability to earn revenues from these new products. In some cases, Hospira may enter into strategic alliances to enhance its ability to develop and market new products. To accomplish its sales and profitability objectives, Hospira must successfully execute its research and development programs and related regulatory efforts.

        GPO Contracts.    Approximately 50 percent of Hospira's net sales are made under contracts with group purchasing organizations. Typically, these contracts cover a portion of Hospira's product lines, specify the prices for Hospira's products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira expects four GPO pharmacy contracts to be renewed or renegotiated during 2005. The ability of Hospira to renew existing contracts or to enter into new contracts with the group purchasing organizations and their member hospitals is a key factor affecting Hospira's sales.

        Wind-down of Berlex Distribution Agreement.    Hospira has historically distributed Berlex's imaging agents. During the fourth quarter of 2004, Hospira received notification from Berlex that it was exercising the "wind-down" clause in the distribution agreement. Based upon Hospira's negotiations with Berlex relating to the wind-down of the agreement, Hospira expects that its sales of these products will decline from approximately $200 million in 2004 to approximately $60 million to $70 million in the first half of 2005. In addition, operating profits in 2005 related to these reduced sales are expected to be negatively affected by approximately $8 million to $9 million.

Critical Accounting Policies

        Critical accounting policies are those policies that require management to make the most challenging, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. Hospira believes its most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 1 to the consolidated financial statements.

        Revenue Recognition—Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered and title passes to customers.

        Placements of drug delivery pumps with customers typically fall under one of three types of arrangements: outright sales of the pump to the customer; placements under lease arrangements; and placements under contracts which require minimum disposable set purchases. For placements under lease agreements, certain arrangements for which Hospira's warranty obligation extends through the entire lease term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. The related warranty expense is recorded over the lease term. For leases under which Hospira's warranty obligation is limited to less than two years, Hospira accounts for these as sales-type leases, under which the discounted sales value of the pump is recorded as revenue upon placement with the customer. For those contracts which require minimum set purchases, no revenue is recognized upon placement of the instrument with the customer. An incremental charge is applied to the sets to recover the cost of the capital and revenue is recognized upon delivery of the disposables. In contracts with multiple deliverables, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. However, in instances when fair value exists only for undelivered elements, the residual method is used to allocate total consideration.

        Injectable pharmaceutical contract manufacturing involves filling customers' active pharmaceutical ingredient (API) into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

        In addition, Hospira records sales of product rights as revenue upon disposition of the rights. Sales of product rights are not significant.

        A large part of Hospira's sales are to wholesalers and group purchasing organizations. These sales typically include provisions for chargebacks, rebates and other adjustments and are provided for as a reduction in gross sales at the time the related sales are recorded. The most significant estimated provisions that are complex in nature are chargebacks and rebates. These provisions are described in the following paragraphs.

        Chargebacks and Rebates—The provision for chargebacks is a significant and complex estimate used in the recognition of revenue. Hospira sells products to end customers directly or through wholesalers who then resell the products to end customers. For products sold through wholesalers, Hospira charges the wholesaler a predetermined price, known as wholesale acquisition cost, which is typically higher than the amount contracted with the end customer. Wholesalers then sell to an end customer at a lower price based on contractual terms previously established between Hospira and the end customer. Hospira records the initial sale to the wholesaler at wholesale acquisition cost and at the same time, records a chargeback provision equal to the estimated amount the wholesaler will charge Hospira for the difference between the wholesale acquisition cost and the estimated average customer contract price. This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Hospira estimates chargebacks based upon historical chargeback trends and adjusts for known changes that will affect the estimate. Chargebacks are recorded as reductions to trade receivables and gross sales. Hospira continually monitors the provision for chargebacks and makes adjustments when Hospira believes that the actual chargebacks may differ from estimates. At December 31, 2004 and 2003, chargebacks of $76.1 million and $72.2 million, respectively, are recorded as a reduction in trade receivables. Settlement of chargebacks generally occurs within 30 days after the sale to wholesalers.

        Hospira primarily offers contract rebates to customers who either purchase directly from Hospira or from certain wholesalers who sell to their customers at prices determined under a contract between Hospira and the customer, or to government agencies, which administer various programs such as Medicaid. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. Factors that complicate the rebate calculations are identification of which products have been sold subject to a rebate, which customer or government price terms apply, and the estimated lag time between sale and payment of a rebate. Using actual contract terms and eligible purchases, Hospira estimates the amount of the rebate due at the time of sale, and records the liability as a reduction of gross sales when Hospira records its sale of the product. Settlement of the rebate generally occurs from three to 18 months after sale. Hospira continually analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2004 and 2003, accrued rebates of $74.1 million and $72.7 million, respectively, are included in other accrued liabilities.

        The following table is an analysis of chargebacks and rebates for 2004.

(dollars in thousands)	Wholesaler Chargebacks	Rebates
Balance at January 1, 2004	$72,224	$72,677
Provisions	726,870	126,656
Payments	(722,998)	(125,218)

Balance at December 31, 2004	$76,096	$74,115

        A one-percentage point discount in end-customer contract prices as a percentage of sales would decrease net sales and income from operations by approximately $35 million.

        Pension and Post-Retirement Benefits—Hospira provides pension and post-retirement medical and dental benefits to certain of its employees based both in and outside of the United States. Prior to the spin-off date, Hospira employees participated in Abbott benefit plans that provided pension and post-retirement benefits. For financial reporting purposes, Hospira develops long-term assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, in order to make informed decisions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

        The discount rate is estimated using Moody's Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira's benefit liabilities.

        The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The healthcare cost trend rate for 2004 was 10%, declining to 5% by 2009. A one-percentage point increase/decrease in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest component of net post-retirement medical and dental cost for 2004 by approximately $0.8/($0.7) million, and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $8.4/($7.3) million.

        In 2004, Hospira changed the actuarial valuation measurement date for certain of the pension and post-retirement plans from December 31 to November 30 to facilitate the planning and reporting process. The effect of this change did not have a material impact on the consolidated financial statements.

        Litigation—Hospira accounts for litigation losses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, Hospira is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

        Income Taxes—Hospira's provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Because Hospira operates globally, significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. The provision for income taxes includes the impact of reserves and changes to reserves. Each quarter, Hospira reviews its reserves in accordance with SFAS No. 5. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely as working capital and plant and equipment. See further discussion under Legislative Issues regarding the possible impact on undistributed earnings of foreign subsidiaries as a result of the American Jobs Creation Act of 2004 and in Note 5 of the consolidated financial statements.

        Prior to the spin-off date, the provision for income taxes was calculated on a separate return basis. Under the tax sharing agreement executed in conjunction with the spin-off, Abbott will indemnify Hospira for tax liabilities arising for periods prior to the spin-off date. Therefore, no such liabilities are reflected in the consolidated financial statements for the first four months of 2004 or any prior taxable periods.

        Due to Hospira's incorporation by Abbott in September 2003 and separation from Abbott in April 2004, Hospira has no income tax filing history as an independent company. The provision for income tax subsequent to the spin-off has been based on Hospira's limited history as an independent company, and as such, these estimates may change in future periods as tax return filings are submitted and subsequently audited.

Results of Operations

Net Sales

        Net sales increased 0.8% in 2004 compared to 2003. Sales to third parties represented 2.5% growth in overall sales, driven by volume/product mix of 2.6% and exchange of 0.8%, offset by price of (0.6)% and a gain on the sale of paclitaxel product rights in 2003 of (0.3)%. Sales to Abbott had an unfavorable impact of (1.7)% on overall sales growth driven by the exclusion of the bulk drug cost for certain products subsequent to the spin-off and decreased demand.

        Net sales increased by 0.8% in 2003 compared to 2002. Sales to third parties represented a decline of (0.2)% of overall sales, driven by lower volume/product mix of (1.0)%, and price (0.4)%, offset by exchange of 0.9%, and the gain on the sale of paclitaxel product rights in 2003 of 0.3%. Sales to Abbott had a favorable impact of 1.0% on overall sales growth, driven by increased demand.

        A comparison of product line sales is as follows:

				Percent Change
Years ended December 31 (dollars in millions)	2004	2003	2002	2004	2003

U.S.—
Specialty Injectable Pharmaceuticals	$894	$858	$871	4.3%	(1.5)%
Medication Delivery Systems	783	744	724	5.2%	2.8%
Injectable Pharmaceutical Contract Manufacturing	179	158	154	13.3%	2.2%
Sales to Abbott Laboratories	120	182	160	(34.3)%	14.4%
Other	244	267	296	(8.3)%	(9.5)%

Total U.S.	2,220	2,209	2,205	0.5%	0.2%

International—
Sales to Third Parties	365	374	360	(2.5)%	4.0%
Sales to Abbott Laboratories	60	41	38	46.6%	7.9%

Total International Sales	425	415	398	2.4%	4.3%

Consolidated Net Sales	$2,645	$2,624	$2,603	0.8%	0.8%

*
Percent change computed based on unrounded numbers

2004 compared to 2003:

        The sales increase in Specialty Injectable Pharmaceuticals was primarily due to increased sales of generic anti-infective products, new products (fluconazole and deferoxamine), Berlex imaging agents, and increased sales of Precedex®, partially offset by a decline in Corlopam® due to generic competition.

        The sales increase in Medication Delivery Systems was driven by growth in both medication management and infusion therapy products. The growth in medication management was due to increased placements of Hospira's newer technology Plum A+®, Gemstar® and Lifecare PCA®3 pumps. In addition, medication management sales in 2004 were favorably impacted by a change in the business model which resulted in some leases being accounted for as sales-type leases compared to the previous business model under which most leases were accounted for as operating leases. Included in 2004 is an adjustment of $7 million related to 2003 resulting from the reclassification of some leases from operating to sales-type leases. The increase in infusion therapy product sales was driven by higher volumes, partially offset by price.

        The sales increase in Injectable Pharmaceutical Contract Manufacturing was primarily due to the impact of the sales ramp up related to supply agreements signed in 2003, as well as growth in demand for several existing supply agreements.

        The decrease in U.S. Sales to Abbott was primarily due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2003 included the cost of these bulk drugs for the full year. This reflects the post-spin-off manufacturing arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira's sales include only the value-added portion, plus a markup for these products. In addition, reduced demand by Abbott for several of its products contributed to the decline in sales. These reductions were partially offset by the markup on product sold to Abbott after the spin-off.

        Other U.S. sales primarily include sales to alternate site providers, such as clinics, home healthcare providers and long-term care facilities, and sales of critical care products. The decline in Other U.S. sales is primarily due to 2003 reflecting the gain on the sale of paclitaxel product rights as well as the related loss of paclitaxel sales resulting from the divestiture of the related product rights; a volume decline in critical care products, and the wind-down of the home infusion product line in 2003, partially offset by increased sales to alternate site customers and 2003 sales being negatively impacted by a product recall.

        International Sales to Third Parties declined due to reduced emphasis on a low-margin product and lower sales in critical care, partially offset by favorable foreign exchange rates. International Sales to Abbott increased in 2004 primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off.

2003 compared to 2002:

        The decrease in Specialty Injectable Pharmaceuticals in 2003 was due primarily to the termination of certain distribution agreements and pricing pressures on anesthesia products, partially offset by volume growth for acute care products. The sales increase in Medication Delivery Systems was due primarily to new product introductions. Injectable Pharmaceutical Contract Manufacturing sales were favorably impacted in 2003 by new contract activity. The sales increase in U.S. Sales to Abbott in 2003 was due to volume increases in one of Abbott's proprietary anesthesia products. The sales decrease in Other U.S sales in 2003 was due to volume declines in critical care products, termination of a supply agreement, and wind-down of the home infusion business. The increase in International sales in 2003 was due in part to the favorable impact of the relatively weaker U.S. dollar.

Gross Profit

				Percent change
Years ended December 31 (dollars in millions)	2004	2003	2002	2004	2003

Gross profit	$786.6	$701.1	$719.4	12.2%	(2.5)%
As a percent of sales	29.7%	26.7%	27.6%

2004 compared to 2003:

        The increase in gross profit margin in 2004 was primarily the result of volume/product mix improvement of 1.4%, lower freight and distribution costs of 0.7%, reduced benefit costs of 0.5% as a result of the changes in certain post-retirement benefit plans in 2004, lower project expense of 0.7%, the impact of foreign exchange of 0.1%, the impact in 2003 of a product recall of 0.5% and the markup on sales to Abbott in 2004 resulting in a margin increase of 1.3%, compared to 2003 when sales were recorded at cost. These increases were offset by slightly lower prices of (0.4)%, additional depreciation of (0.3)% resulting from a revision in the estimated useful life for certain electronic drug delivery pumps placed with customers, manufacturing cost increases in 2004 of (1.0)% driven by inflation and increased facility maintenance costs, offset by productivity improvements, a gain on sale of paclitaxel product rights in 2003 of (0.3)% and other changes of (0.2)%. Hospira's gross margin for 2005 is expected to be favorably impacted by the full-year benefit of both the benefit plan changes and the margin on sales to Abbott, as well as the wind-down of the Berlex contract (which has provided relatively low margins), offset by incremental depreciation resulting from the change in estimated useful life discussed above.

2003 compared to 2002:

        The decrease in gross profit in 2003 compared to 2002 resulted from increased manufacturing costs and unfavorable international margins, in addition to lower domestic prices, which decreased gross margin by 0.3% in both periods. These decreases were partially offset by certain productivity improvements.

Research and Development

				Percent change
Years ended December 31 (dollars in millions)	2004	2003	2002	2004	2003

Research and development expense	$119.6	$109.7	$87.3	9.0%	25.7%
As a percent of sales	4.5%	4.2%	3.3%

2004 compared to 2003:

        The increase in research and development expenses in 2004 was due to spending associated with new product development primarily related to the development of a next generation drug delivery device, software systems and new compounds being added to Hospira's generic injectable drug pipeline. Spending in 2004 also includes a Phase IV safety study on Hospira's branded sedative, Precedex®, as a condition of marketing the product. These increases were partially offset by reduced employee benefit costs as a result of the changes in certain post-retirement benefit plans and higher spending in 2003 related to external contracted services for specific compliance projects. Hospira plans to continue to increase research and development spending in 2005.

2003 compared to 2002:

        The increase in research and development expenses in 2003 was primarily due to spending associated with medication management systems and costs for external contracted services for specific compliance projects.

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in millions)	2004	2003	2002	2004	2003

Selling, general and administrative expense	$304.0	$231.0	$253.9	31.6%	(9.0)%
As a percent of sales	11.5%	8.8%	9.7%

2004 compared to 2003:

        Selling, general and administrative expenses increased in 2004 primarily due to additional costs related to becoming a separate stand-alone public company. These costs include the establishment of corporate functions, legal and other professional services, insurance, information technology and costs relating to establishing Hospira's business infrastructure outside the United States. The increase in costs was partially offset by reduced employee benefit costs as a result of changes in certain post-retirement benefit plans. Hospira's selling, general and administrative expenses for 2005 will reflect a full year of ongoing, incremental expenses associated with being a separate stand-alone company and are expected to increase.

2003 compared to 2002:

        The decrease in selling, general and administrative expenses in 2003 primarily related to the reallocation of support activities to products retained by Abbott.

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

Interest Expense

        Prior to the spin-off, Hospira did not have any debt. In connection with the spin-off, Hospira incurred $700 million principal amount of debt, and, as a result, Hospira incurred interest expense of $18.8 million in 2004. Interest was primarily paid on the senior unsecured notes, which were issued to repay money borrowed under the senior unsecured credit facility that Hospira entered into in connection with the spin-off. Refer to the Liquidity and Capital Resources section below, as well as Note 7 to our consolidated financial statements included in this annual report on Form 10-K, for further information regarding Hospira's debt.

Other (Income) Expense, Net

        Other income and expense for 2004, 2003 and 2002 primarily includes amounts relating to fluctuations in foreign currency exchange rates, interest income, losses related to equity method investments, asset impairments and other items. Foreign exchange (gains) and losses for 2004, 2003 and 2002 were $(0.3) million, $(1.8) million and $3.4 million, respectively. Interest income for 2004 was $2.4 million. Prior to the spin-off, Hospira did not hold cash. Losses related to equity investments include amounts allocated from Abbott prior to the spin-off for 2004 and 2003 of $1.3 million and $5.1 million, respectively. Hospira does not have equity method investments subsequent to the spin-off. Included in 2002 is an asset impairment charge of $16.9 million as a result of other than temporary declines in market values of certain equity securities.

Income Tax Expense

        The effective tax rates were 26.7% in 2004, 27.5% in 2003 and 30.0% in 2002. Excluding the effect of the curtailment benefit, the 2004 effective tax rate was 24.7%. The decreases in the effective tax rates in 2004 and 2003 were due primarily to increased income generated in foreign jurisdictions, which have lower tax rates than the United States. Taxes on income are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. Abbott has retained responsibility for all tax liabilities prior to the spin-off date.

Liquidity and Capital Resources

Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in millions)	2004	2003	2002

Operating activities	$387.0	$368.1	$529.4
Investing activities	(301.3)	(193.4)	(191.0)
Financing activities	40.6	(174.8)	(338.6)

Operating Activities

        Net Cash From Operating Activities continues to be Hospira's primary source of funds to finance operating needs and capital expenditures.

        In 2004, operating activities provided net cash of $387.0 million, primarily driven by net income of $301.6 million and non-cash depreciation and amortization charges of $145.5 million, offset by the non-cash curtailment benefit of $40.4 million, net of tax, and changes in operating assets and liabilities of $19.7 million. The changes in operating assets and liabilities consists principally of an increase in accounts receivables generated primarily by increases in third-party sales, increased contributions to pension plans, net of additional provisions, offset by a decrease in inventory and an increase in current liabilities. Cash inflows from increases in current liabilities were generated by increases in accruals related to the build-up of infrastructure to operate as a stand-alone company, as well as increases in benefit- and payroll-related accruals, and accrued interest. Inventory decreased from 2003 levels, which were higher than the prior years, as discussed below.

        In 2003, operating activities provided net cash of $368.1 million, primarily driven by net income of $260.4 million and non-cash depreciation and amortization charges of $146.0, offset by $38.2 million of changes in operating assets and liabilities. The changes in operating assets and liabilities consisted principally of increases in inventories in 2003, primarily to meet sales initiatives in future periods, to better match inventory levels with customer demand, and to a short-term increase in the manufacturing process, and decreases in trade accounts payable and other liabilities due to the timing of payments of customer rebates and the domestic year-end payroll.

        Before the effect of operating assets and liabilities changes, cash provided by operations was $406.7 million, $406.3 million, and $380.4 million in 2004, 2003, and 2002, respectively.

Investing Activities

        Hospira's investing activities consist principally of capital expenditures necessary to expand and upgrade our manufacturing capabilities and infrastructure, and purchases of marketable securities. Net Cash Used in Investing Activities included payments of $228.9 million in 2004 primarily related to upgrading and expanding manufacturing, research and development and administrative support facilities, and information technology systems. Prior to the spin-off, Hospira remitted cash generated primarily from operations to Abbott. Subsequent to the spin-off, Hospira invests cash, depending on working capital requirements, in marketable securities.

Financing Activities

        Net Cash Provided by Financing Activities in 2004 consisted primarily of net transactions with Abbott previous to and related to the spin-off, receipt of the payment from Abbott related to the pension funding level requirements under the Employee Benefits Agreement, and the issuance and payment of short-term and long-term debt, net of discount and financing fees. Operational transactions with Abbott after the spin-off are included in operating cash flows.

        Prior to the spin-off, Hospira, as part of Abbott, did not hold cash, and the related transactions with Abbott were reflected in the consolidated statements of cash flows in the financing section as "Net transactions with Abbott Laboratories." Subsequent to the spin-off, Hospira retains cash and cash equivalents, which primarily include demand deposits with banks or other financial institutions.

Summary of Financial Position

Years ended December 31 (dollars in millions)	2004	2003	2002

Cash and cash equivalents	$127.7	$—	$—
Marketable securities	72.4	—	—
Working capital	662.1	681.7	571.8
Long-term debt	698.8	—	—
Due to Abbott (Includes current and long-term)	189.1	—	—

Working Capital

        The decrease in working capital in 2004 was primarily due to the current portion of "Due to Abbott, Net," which is principally related to the liability for the international net assets to be purchased from Abbott, and decreases in inventory, offset by an increase in cash and cash equivalents, marketable securities, trade receivables, and current deferred income taxes. The increase in cash is due primarily to eight months of cash flow from operations being retained by Hospira that prior to the spin-off would have been remitted to Abbott. The increase in working capital at December 31, 2003 was primarily due to higher inventory levels and lower other accrued liabilities at December 31, 2003, as discussed above.

        Hospira believes that current cash and cash equivalents, cash generated from operations and funds available from its revolving credit facility will be sufficient to finance its operations for the foreseeable future, including product development, transition costs, international net asset acquisitions and capital expenditures.

Debt and Capital

        On April 28, 2004, Abbott and Hospira entered into a short-term $700 million principal amount senior unsecured credit facility ("Senior Facility"). The proceeds of the Senior Facility were retained by Abbott. On the spin-off date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt. On June 15, 2004, all amounts under the Senior Facility were repaid with proceeds from the senior unsecured notes, together with cash on hand.

        Hospira entered into a credit facility on April 30, 2004, which consists of an unsecured revolving credit facility of $375 million ("Revolver") and is available for working capital and other requirements. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver initially bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed $125 million. Interest and the annual facility fee under the Revolver are subject to increase or decrease if there is a change in Hospira's current credit rating of BBB by Standard & Poor's. The commitment is subject to an annual facility fee, and expires in April 2009. As of December 31, 2004, Hospira had no amounts outstanding under the Revolver.

        On June 15, 2004, Hospira completed an offering of a $700 million aggregate principal amount of notes, consisting of $300 million principal amount of five-year senior unsecured notes and $400 million principal amount of ten-year senior unsecured notes. The $300 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the $700 million Senior Facility that Hospira entered into in connection with the spin-off. Subsequently, Hospira filed a registration statement, which was declared effective by the SEC on July 22, 2004 and provided for the exchange of the initial notes for registered notes with identical terms. The exchange of unregistered for registered notes was completed on August 26, 2004. In January 2005, Hospira entered into an interest rate swap on the five-year notes as described under "Item 7A Qualitative and Quantitative Disclosures About Market Risk—Interest Rate Sensitive Instruments."

        The Revolver and Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. Under such covenants, Hospira is restricted or prohibited from allowing liens on properties or assets, merging or consolidating with any other corporation. The Revolver further prohibits or restricts Hospira from selling certain assets, making certain investments and making restricted payments. Under the Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of December 31, 2004, Hospira was in compliance with all such covenants.

        Hospira is obligated to purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date, as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira's use of these assets during that period. Hospira expects to fund these net asset purchases from operating cash flow. As of December 31, 2004, the net book value of those assets and liabilities was approximately $281 million. The amount owed for the net book value of assets and liabilities is offset by $87 million of items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

Contractual Obligations

        Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

        The following table summarizes Hospira's estimated contractual obligations as of December 31, 2004 (dollars in millions):

	Payment Due by Period
	Total	2005	2006 - 2007	2008 - 2009	2010 and Thereafter
Long-term debt and interest payments	$1,010.3	$38.5	$76.9	$376.9	$518.0
Lease obligations	159.3	20.9	33.5	30.0	74.9
Purchase commitments(1)	394.3	378.6	15.7	—	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	12.3	—	12.3	—	—
Amounts due to Abbott for acquisition of certain international net assets(3)	280.8	171.6	109.2	—	—

Total	$1,857.0	$609.6	$247.6	$406.9	$592.9

(1)
Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of the expected capital spending in 2005 and beyond.

(2)
Excludes approximately $83.8 million of other long-term liabilities related primarily to post-retirement benefit obligations. See Note 4 to our consolidated financial statements included in this annual report on Form 10-K regarding benefit payments for post-retirement obligations. Hospira does not expect to contribute to its main U.S. pension plan in 2005.

(3)
The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $87 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

        Hospira's commercial commitments as of December 31, 2004, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of

December 31, 2004, Hospira had $5.7 million of outstanding letters of credit, all with expirations in 2005. No amounts have been drawn on these letters of credit.

Recently Issued Accounting Standards

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the financial statements of Hospira.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" which previously allowed pro forma disclosure of certain compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which previously allowed the intrinsic value method of accounting for stock options rather than fair value method when determining option value used to measure compensation cost. SFAS No. 123R is effective for Hospira beginning in the third quarter of 2005, at which time Hospira will commence recording compensation expense for any unvested share-based payments previously issued over the remaining vesting period. In addition, compensation expense will be recorded when granted for future share-based payments over the specified vesting period. Hospira discloses in Note 10 the pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied through December 31, 2004. Hospira is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations.

        In December 2004, the FASB issued two FASB Staff Positions ("FSP") that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("Jobs Act") that was signed into law on October 22, 2004. FSP No. 109-1, "Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004," indicates the tax deduction would be accounted for as a special deduction instead of a tax rate reduction. Beginning in 2005, Hospira will recognize the allowable deduction as qualifying activity occurs. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides additional time beyond the current financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. See Note 5 in the consolidated financial statements and Legislative Issues below for further discussion.

Legislative Issues

        The Jobs Act, signed in October 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Tax authorities are expected to provide clarifying language on key elements of the repatriation provisions that remain unclear. Hospira has not yet completed its evaluation of the effect of the Jobs Act on undistributed earnings, in part due to the pending clarifying language and its effect on the economic value of implementing any individual opportunity and its ability to meet qualifying criteria. Accordingly, at this time it is not possible to reasonably estimate the amount of undistributed earnings that may be repatriated and the income tax effects of such repatriation.

        Hospira's primary markets are highly competitive and subject to substantial government regulation. Hospira expects debate to continue at both the federal and state levels over the availability, method of delivery and payment for healthcare products and services. If additional legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Hospira or the healthcare industry in general might be adversely affected by these factors in the future.

Item 7A Qualitative and Quantitative Disclosures About Market Risk

Financial Instrument and Risk Management

        Hospira operates globally, and earnings and cash flows are exposed to market risk from changes in currency exchange rates, and interest rates. Upon consideration of management objectives, costs and opportunities, Hospira may use derivative instruments, including foreign currency forward exchange contracts, and interest rate swaps to manage these risks. Hospira enters into derivative instrument contracts with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. Hospira does not utilize derivative instruments for trading or speculative purposes.

Foreign Currency Sensitive Financial Instruments

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective in managing exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with these changes. Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the hedged asset or liability. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses for these exposures are included in other income during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Net forward contract expense and the notional value of forward contracts were not significant in 2004 and 2003. Prior to the spin-off date, Hospira participated in Abbott's management of these same foreign currency exposures.

        In addition, Hospira is obligated to purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Exchange rate gains and losses on the net asset exposures are substantially offset by the remeasurement of a portion of the due to Abbott liability, both of which are denominated in the foreign currency of the applicable country. Upon purchase, the net assets will be maintained in the functional currency of the operating country whereby exchange rate changes affecting the net assets will be included as cumulative translation adjustments in equity. Hospira does not currently intend to hedge the net investment exposure.

Interest Rate Sensitive Financial Instruments

        Hospira's primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. The objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes.

        Hospira's investment portfolio of $208.2 million consists of cash and cash equivalents, market auction debt securities, and equity securities, which are classified as "available for sale." For market auction debt securities and equity securities any gains or losses will not be recognized in our statements of income until the investment is sold or if there is a reduction in fair value that is determined to be an other-than-temporary impairment. The carrying value of the investment portfolio approximates fair market value at December 31, 2004 and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because our investments consist principally of cash and cash equivalents and market auction debt securities, a hypothetical one percent change in interest rates is not likely to have a material effect on our consolidated financial statements.

        In conjunction with the spin-off from Abbott, on June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes and $400 million ten-year senior unsecured notes both of which bear a fixed rate of interest. In addition, Hospira's credit facility, entered into on April 30, 2004, consists of an unsecured revolving credit facility of $375 million ("Revolver") that is available for working capital and other requirements. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of December 31, 2004, Hospira had no amounts outstanding under the Revolver.

        In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. The objective of the transactions entered into was to (i) maintain a capital structure containing appropriate amounts of fixed and floating rate debt, and (ii) lower the interest expense on these notes in the near term. Hospira does not expect cash flows from debt related interest rate sensitive instruments to be affected to a significant degree by reasonable changes in market interest rates.

        Refer to the Liquidity and Capital Resources section above, as well as Notes 3 and 6 to the consolidated financial statements included in this annual report on Form 10-K, for further information.

Item 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hospira, Inc.

        We have audited the accompanying consolidated balance sheet of Hospira, Inc. (the "Company") as of December 31, 2004, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders' equity for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Abbott Laboratories

        We have audited the accompanying combined balance sheet of Hospira, Inc., an operating division of Abbott Laboratories as of December 31, 2003, and the related combined statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the years 2002 and 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Hospira, Inc. at December 31, 2003, and the combined results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
March 2, 2004,
    except for Note 9 as to which the date is
    March 21, 2005

Hospira, Inc.

Consolidated Statements of Income and Comprehensive Income

(dollars and shares in thousands, except for per share amounts)

	Years Ended December 31
	2004	2003	2002
Net sales	$2,465,052	$2,400,228	$2,405,126
Net sales to Abbott Laboratories	179,984	223,509	197,424

Total Net Sales	2,645,036	2,623,737	2,602,550
Cost of products sold	1,858,435	1,922,686	1,883,177

Gross Profit	786,601	701,051	719,373
Research and development	119,583	109,720	87,255
Selling, general and administrative	304,004	230,956	253,921
Curtailment of post-retirement medical and dental benefits	(64,636)	—	—

Income From Operations	427,650	360,375	378,197
Interest expense	18,758	—	—
Other (income) expense, net	(2,628)	1,254	25,771

Income Before Income Taxes	411,520	359,121	352,426
Income tax expense	109,968	98,758	105,728

Net Income	$301,552	$260,363	$246,698

Earnings Per Common Share:
Basic	$1.93	$1.67	$1.58

Diluted	$1.92	$1.67	$1.58

Weighted Average Common Shares Outstanding:
Basic	156,187	156,043	156,043

Diluted	157,160	156,043	156,043

Comprehensive Income:
Foreign currency translation adjustments, net of taxes of $0	$(29,398)	$43,136	$27,714
Minimum pension liability adjustments, net of taxes of ($26,045), $8,205, and $33,864, respectively	45,146	(11,204)	(59,302)
Unrealized gains (losses) on marketable equity securitites, net of taxes of $233 and ($1,415), respectively	(380)	2,123	—
Reclassification adjustments for realized (losses)	—	—	(3,336)

Other comprehensive income (loss)	15,368	34,055	(34,924)
Less effect of spin-off from Abbott	(48,475)	—	—

Adjusted other comprehensive (loss) income	(33,107)	34,055	(34,924)
Net Income	301,552	260,363	246,698

Comprehensive Income	$268,445	$294,418	$211,774

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31
	2004	2003	2002
Cash Flow From Operating Activities:
Net income	$301,552	$260,363	$246,698
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	141,245	141,382	129,138
Amortization of intangibles	4,278	4,585	4,584
Curtailment of post-retirement medical and dental benefits	(64,636)	—	—
Trade receivables	(28,051)	16,780	31,248
Inventories	22,715	(94,353)	(34,395)
Prepaid expenses and other assets	(3,914)	24,354	50,910
Trade accounts payable and other liabilities	51,515	(59,306)	38,245
Other, net	(37,681)	74,307	63,000

Net Cash From Operating Activities	387,023	368,112	529,428

Cash Flow (Used in) Investing Activities:
Acquisitions of property and equipment	(228,854)	(196,683)	(190,952)
Purchase of marketable securities, net	(72,438)	—	—
Sale of equity securities	—	3,260	—

Net Cash (Used in) Investing Activities	(301,292)	(193,423)	(190,952)

Cash Flow From (Used in) Financing Activities:
Net transactions with Abbott Laboratories	24,209	(174,761)	(338,571)
Pre-distribution dividend to Abbott	(700,000)	—	—
Issuance of unsecured senior credit facility	700,000	—	—
Repayment of unsecured senior credit facility	(700,000)	—	—
Issuance of senior unsecured notes, net of fees paid	693,344	—	—
Proceeds from stock options exercised	23,046	—	—

Net Cash From (Used in) Financing Activities	40,599	(174,761)	(338,571)

Effect of exchange rate changes on cash and cash equivalents	1,365	72	95

Net change in cash and cash equivalents	127,695	—	—
Cash and cash equivalents at beginning of period	—	—	—

Cash and cash equivalents at end of period	$127,695	$—	$—

Supplemental Cash Flow Information
Cash paid during the year(1):
Interest	$22,077	$—	$—
Income taxes	$30,699	$—	$—

(1)
Cash payments were made on a combined basis by Abbott prior to April 30, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31 2004	December 31 2003
Assets
Current Assets:
Cash and cash equivalents	$127,695	$—
Marketable securities	72,438	—
Trade receivables, less allowances of $16,083 in 2004 and $16,876 in 2003	326,356	315,646
Inventories:
Finished products	330,111	316,109
Work in process	70,329	124,594
Materials	117,884	168,588

Total inventories	518,324	609,291
Deferred income taxes	116,295	75,834
Prepaid expenses and other receivables	37,217	40,579

Total Current Assets	1,198,325	1,041,350

Property and equipment, at cost	2,173,933	2,009,202
Less: accumulated depreciation and amortization	1,227,629	1,153,925

Net Property and Equipment	946,304	855,277
Intangible assets, net of amortization	1,057	5,335
Goodwill	80,973	80,973
Deferred income taxes	—	127,296
Other assets	116,131	139,932

Total Assets	$2,342,790	$2,250,163

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$101,537	$105,613
Salaries, wages, and commisions	77,875	62,112
Other accrued liabilities	190,740	191,876
Due to Abbott, net	166,042	—

Total Current Liabilities	536,194	359,601

Due to Abbott, net	23,100	—
Long-term debt	698,841	—
Deferred income taxes	4,575	—
Post-retirement obligations and other long-term liabilities	96,161	437,098
Commitments and Contingencies	—	—
Shareholders' Equity:
Common stock	1,570	—
Preferred stock	—	—
Unearned compensation	(114)	—
Additional paid-in capital	791,252	—
Retained earnings (for the period subsequent to April 30, 2004)	203,322	—
Accumulated other comprehensive (loss)	(12,111)	(27,479)
Net investment in Hospira, Inc. by Abbott Laboratories	—	1,480,943

Total Shareholders' Equity	983,919	1,453,464

Total Liabilities and Shareholders' Equity	$2,342,790	$2,250,163

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in thousands)

					Net Investment in Hospira, Inc. by Abbott Laboratories
	Common Stock		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital		Unearned Compensation	Retained Earnings*
	Shares	Amount						Total
Balances at January 1, 2002	—	$—	$(26,610)	$—	$1,487,214	$—	$—	$1,460,604
Other comprehensive loss	—	—	(34,924)	—	—	—	—	(34,924)
Net transactions with Abbott	—	—	—	—	(338,571)	—	—	(338,571)
Net Income	—	—	—	—	246,698	—	—	246,698

Balances at December 31, 2002	—	$—	$(61,534)	$—	$1,395,341	$—	$—	$1,333,807

Other comprehensive income	—	—	34,055	—	—	—	—	34,055
Net transactions with Abbott	—	—	—	—	(174,761)	—	—	(174,761)
Net Income	—	—	—	—	260,363	—	—	260,363

Balances at December 31, 2003	—	$—	$(27,479)	$—	$1,480,943	$—	$—	$1,453,464

Net Income	—	—	—	—	98,230	—	203,322	301,552
Other comprehensive loss	—	—	(33,107)	—	—	—	—	(33,107)
Net transactions with Abbott	—	—	48,475	—	(116,974)	—	—	(68,499)
Pre-distribution dividend to Abbott	—	—	—	—	(700,000)	—	—	(700,000)
Elimination of reporting lag for international operations	—	—	—	—	5,041	—	—	5,041
Issuance of common stock in connection with the distribution	156,043	1,560	—	765,680	(767,240)	—	—	—
Changes in shareholders' equity related to incentive stock programs	927	10	—	25,572	—	(114)	—	25,468

Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$—	$(114)	$203,322	$983,919

*
For the period subsequent to April 30, 2004

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Description of Business

        Hospira develops, manufactures and markets specialty injectable pharmaceuticals and medication delivery systems, which are focused on improving the productivity, safety and efficacy of patient care primarily in the acute care setting. Hospira also provides contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Basis of Presentation

        Hospira was incorporated in Delaware as a wholly owned subsidiary of Abbott Laboratories ("Abbott") on September 16, 2003, as part of a previously announced plan by Abbott to create a separate company relating to the manufacture and sale of hospital products, including specialty injectable pharmaceuticals, medication delivery systems and injectable pharmaceutical contract manufacturing. Most of what was then Abbott's Hospital Products segment and a portion of Abbott's International segment were transferred to Hospira as part of its spin-off from Abbott.

        On April 30, 2004 (the "spin-off date"), Abbott transferred the assets and liabilities comprising the hospital products business to Hospira, except as noted below, and consummated the spin-off of Hospira by distributing all of the shares of Hospira's common stock to Abbott shareholders in the form of a dividend of one share of Hospira's common stock, and the associated preferred stock purchase right, for every ten Abbott common shares. Abbott received a ruling from the Internal Revenue Service ("IRS") that the transfer of the hospital products business to Hospira and the subsequent distribution of all of the common stock of Hospira to Abbott shareholders qualified as a tax-free distribution for U.S. federal income tax purposes, except with respect to the distribution of cash in lieu of fractional shares.

        In connection with the spin-off, Hospira and Abbott entered into a series of agreements, such as a separation and distribution agreement, transition services agreements, an employee benefit agreement, a tax sharing agreement and other related agreements, which govern the ongoing relationship between the two companies.

        While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur over a two-year period after the spin-off date, these operations and net assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and net assets during the transition period. Hospira is dependent on Abbott's international infrastructure for up to two years following the spin-off date.

        Prior to the spin-off, certain operations outside the United States had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one month reporting lag was eliminated as of April 30, 2004, as it was no longer required to achieve a timely consolidation. The April 2004 net income from these international operations of $5.0 million was recorded as an adjustment to Net Investment in Hospira, Inc. by Abbott Laboratories in April 2004.

        The accompanying consolidated financial statements reflect Hospira's operations as a separate, stand-alone entity subsequent to April 30, 2004, combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. For the periods prior to April 30, 2004, during which Hospira operated as part of Abbott, Abbott provided Hospira with various services, including finance, legal, internal audit, public affairs, human resources and other services. The historical financial statements include expense allocations related to these services and Hospira considers these allocations to be reasonable reflections of the utilization of services provided. Intercompany accounts with Abbott have been combined with invested capital and reported in the consolidated financial statements as Net Investment in Hospira, Inc. by Abbott Laboratories for periods prior to April 30, 2004.

        The financial information in these financial statements does not include all the expenses that would have been incurred and does not reflect Hospira's results of operations, financial position and cash flows had Hospira been a stand-alone entity prior to April 30, 2004. Because a direct ownership relationship did not exist among all the various units comprising Hospira, Net Investment in Hospira, Inc. by Abbott Laboratories is shown in lieu of shareholders' equity in the consolidated financial statements prior to April 30, 2004.

Reclassifications

        Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect net income or shareholders' equity.

Use of Estimates

        The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, amounts for chargebacks and rebates, inventory and accounts receivable exposures, income tax liabilities, pension and other post-retirement benefits, and loss contingencies.

Revenue Recognition

        Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered and title passes to customers.

        Placements of drug delivery pumps with customers typically fall under one of three types of arrangements: outright sales of the pump to the customer; placements under lease arrangements; and placements under contracts which require minimum disposable set purchases. For placements under lease agreements, certain arrangements for which Hospira's warranty obligation extends through the entire lease term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. The related warranty expense is recorded over the lease term. For leases under which Hospira's warranty obligation is limited to less than two years, Hospira accounts for these as sales-type leases, under which the discounted sales value of the pump is recorded as revenue upon placement with the customer. For those contracts which require minimum set purchases, no revenue is recognized upon placement of the instrument with the customer. An incremental charge is applied to the sets to recover the cost of the capital and revenue is recognized upon delivery of the disposables. In contracts with multiple deliverables, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. However, in instances when fair value exists only for undelivered elements, the residual method is used to allocate total consideration.

        Injectable pharmaceutical contract manufacturing involves filling customers' active pharmaceutical ingredient (API) into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

        In addition, Hospira records sales of product rights as revenue upon disposition of the rights. Sales of product rights are not significant.

        A large part of Hospira's sales are to wholesalers and group purchasing organizations. These sales typically include provisions for chargebacks, rebates and other adjustments and are provided for as a reduction in gross sales at the time the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

Chargebacks and Rebates

        Hospira sells products to end customers directly or through wholesalers who then resell the products to end customers. For products sold through wholesalers, Hospira charges the wholesaler a predetermined price, known as wholesale acquisition cost, which is typically higher than the amount contracted with the end customer. Wholesalers then sell to an end customer at a lower price based on contractual terms previously established between Hospira and the end customer. Hospira records the initial sale to the wholesaler at wholesale acquisition cost and at the same time, records a chargeback provision equal to the estimated amount the wholesaler will charge Hospira for the difference between the wholesale acquisition cost and the estimated average customer contract price. Hospira estimates chargebacks based upon historical chargeback trends and adjusts for known changes that will affect the estimate. Chargebacks are recorded as reductions to trade receivables and gross sales. At December 31, 2004 and 2003, chargebacks of $76.1 million and $72.2 million, respectively, are recorded as a reduction in trade receivables.

        Hospira primarily offers contract rebates to customers who either purchase directly from Hospira or from certain wholesalers who sell to their customers at prices determined under a contract between Hospira and the customer, or to government agencies, which administer various programs such as Medicaid. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. Using actual contract terms and eligible purchases, Hospira estimates the amount of the rebate due at the time of sale, and records the liability as a reduction of gross sales when Hospira records its sale of the product. Accrued rebates are recorded in other accrued liabilities. At December 31, 2004 and 2003, accrued rebates of $74.1 million and $72.7 million, respectively, are included in other accrued liabilities.

Concentration of Risk

        Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade receivables. Hospira holds cash and invests in cash equivalents and marketable securities financial instruments with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. For 2004 and 2003, four wholesalers accounted for approximately 44% and 48%, respectively, of U.S. net trade receivables. No customer accounted for more than 10% of net sales (gross sales less reductions for wholesaler chargebacks, rebates and other allowances). Sales related to group purchasing organization contracts amounted to $1.3 billion in 2004 and $1.2 billion in both 2003 and 2002, respectively.

Contingencies and Guarantees

        In connection with the distribution, Hospira will indemnify Abbott for all liabilities resulting from the operations of Hospira's business, other than income tax liabilities with respect to periods prior to the spin-off, and other liabilities as agreed to by Hospira and Abbott. Hospira has no material exposures to off-balance sheet arrangements; no special-purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

Income Taxes

        Prior to the spin-off date, the provision for income taxes was calculated on a separate return basis. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. Loss contingency income tax provisions are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely as working capital and plant and equipment.

Litigation

        Hospira accounts for litigation losses in accordance with SFAS No. 5. Under SFAS No. 5, loss contingencies provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Provisions are made for the portions of probable losses that are not covered by product liability insurance.

Cash and Cash Equivalents

        Hospira considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

        Hospira has marketable debt and equity securities, which are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. Hospira's available-for-sale securities consist of market auction debt securities and equity securities. The fair value of these securities is determined by currently available market prices. Hospira reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Hospira determines that an other than temporary decline has occurred, the investment is written down with a charge to other (income) expense, net. As of December 31, 2004 and 2003, Hospira had $80.5 million and $16.7 million, respectively, in available-for-sale securities, which are recorded in marketable securities and other long-term assets in the balance sheet.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventory for exposures related to obsolescence, excess and date expiration, non-conformance, and loss and damage, and records a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Such reserves were $41.2 million and $43.7 million at December 31, 2004 and 2003, respectively. Inventory cost includes material and conversion costs.

Goodwill

        Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the same as its reportable operating segments: U.S. and International.

        The evaluation is based upon the estimated fair value of Hospira's reporting units compared to the sum of the carrying value of assets and liabilities. The annual assessment occurs in the third quarter of each year. As of the latest assessment, no impairment was indicated.

Intangible Assets

        Intangible assets, primarily product rights, with definite lives are amortized on a straight-line basis over their estimated useful lives (5 to 9 years, average 5.7 years). The gross amount of intangible assets was $25 million at both December 31, 2004 and 2003, and accumulated amortization was $24 million and $20 million, respectively. Estimated annual amortization for intangible assets is $1 million for 2005.

Property and Equipment

        Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Property and equipment at cost (in thousands), and their estimated useful lives consist of the following:

Classification	2004	2003	Estimated Useful Life
Land	$30,947	$27,150	N/A
Buildings	372,446	446,265	10 to 50 years (average 34 years)
Equipment	1,173,749	1,039,333	3 to 20 years (average 10 years)
Construction in progress	174,772	104,953	N/A
Instruments placed with customers	422,019	391,501	3 to 7 years (average 5 years)

Property and equipment at cost	2,173,933	2,009,202
Less: accumulated depreciation and amortization	(1,227,629)	(1,153,925)

Net property and equipment	$946,304	$855,277

        Instruments placed with customers are medication management systems leased to customers under operating leases.

        In 2004, Hospira revised the estimated useful life for certain instruments placed with customers from a range of 5 to 7 years to a range of 3 to 5 years. The revision was made to coincide with the current average contract life for instruments placed with customers. The effect of the revision in 2004 was additional depreciation of $7.1 million.

Long-Lived Assets

        The carrying value of long-lived assets, including intangible assets and property and equipment, are reviewed for impairment if indicators of impairment arise. Adjustments are recorded if the estimated undiscounted net cash flows are less than the carrying value. In addition, the subsequent amortization period for the remaining carrying value of the impaired asset is revised, if necessary.

Capitalized Software Costs

        Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2004 and 2003, unamortized capitalized software costs totaled $37.0 million and $11.2 million, respectively. Such capitalized amounts will be amortized ratably over the expected lives of the projects when they become operational, not to exceed ten years. Amortization was $8.5 million, $6.9 million and $3.1 million for 2004, 2003 and 2002, respectively, and is included in depreciation in the consolidated statements of cash flows. Amortization of capitalized software prior to the spin-off includes amounts allocated from Abbott.

Capitalized Interest

        Hospira follows SFAS No. 34, "Capitalization of Interest Cost," to determine the interest to be capitalized during the construction period for projects under construction. Hospira recorded capitalized interest of $5.5 million, $2.2 million and $2.3 million in 2004, 2003 and 2002, respectively. Capitalized interest prior to the spin-off represents amounts allocated from Abbott.

Research and Development Costs

        Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved. Revenue from third-party research and development is recorded upon completion of all obligations under the contract and is not significant.

Translation Adjustments

        For foreign operations in highly inflationary economies, translation gains and losses are included in net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included as a component of accumulated other comprehensive loss.

Stock-Based Compensation

        Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options. Restricted stock awards to non-employee directors are amortized over their vesting period with a charge to compensation expense.

Pension and Post-Retirement Benefits

        Hospira develops long-term assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, in order to make informed assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the financial statements of Hospira.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" which previously allowed pro forma disclosure of certain compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which previously allowed the intrinsic value method of accounting for stock options rather than fair value method when determining option value used to measure compensation cost. SFAS No. 123R is effective for Hospira beginning in the third quarter of 2005, at which time Hospira will commence recording compensation expense for any unvested share-based payments previously issued over the remaining vesting period. In addition, compensation expense will be recorded when granted for future share-based payments over the specified vesting period. Hospira discloses in Note 10 the pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied through December 31, 2004. Hospira is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations.

        In December 2004, the FASB issued two FASB Staff Positions ("FSP") that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 ("Jobs Act") that was signed into law on October 22, 2004. FSP No. 109-1, "Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004," indicates the tax deduction would be accounted for as a special deduction instead of a tax rate reduction. Beginning in 2005, Hospira will recognize the allowable deduction as qualifying activity occurs. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," provides additional time beyond the current financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. See Note 5 for further disclosure.

Note 2—Supplemental Financial Information (dollars in thousands)

	2004	2003
Other Accrued Liabilities:
Accrued rebates	$74,115	$72,677
All other	116,625	119,199

Total	$190,740	$191,876

	2004	2003
Post-Retirement Obligations and Other Long-Term Liabilities:
Accrued post-retirement medical and dental costs(a)	$23,405	$263,279
Minimum pension liabilities(a)	41,383	118,625
All other	31,373	55,194

Total	$96,161	$437,098

    (a)
    See Note 4 regarding changes in accrued pension and post-retirement obligations

	2004	2003	2002
Other (Income) Expense, net:
Other than temporary declines in market value of equity securities	$—	$—	$16,949
Interest income	(2,357)	—	—
Foreign exchange	(251)	(1,750)	3,442
All other	(20)	3,004	5,380

Total	$(2,628)	$1,254	$25,771

Note 3—Financial Instruments and Derivatives

        Hospira accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the hedged asset or liability. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses are included in other income during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133. Net forward contract expense included in other (income) expense, net in the consolidated statements of income, and the notional value of forward contracts were not significant. Prior to the spin-off date, Hospira participated in Abbott's management of these same foreign currency exposures.

        The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable and payable, approximate their estimated fair values due to their short-term nature. Fair value of marketable securities and forward contracts is the quoted market price of the instrument held.

Note 4—Pension and Post-Retirement Benefits (dollars in thousands)

        Retirement plans consist of defined benefit ("pension"), defined contribution, and post-retirement medical and dental plans. The pension and post-retirement medical and dental plans cover certain employees both in and outside of the United States.

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

Benefit Plan Changes

        As a result of its evaluation of its benefit programs, Hospira announced a series of benefit plan changes in the second quarter of 2004. These changes include the enhancement of the 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004. Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the plan will continue to earn interest credits and will be entitled to all benefits earned when they retire. Beginning January 1, 2005, all U.S. non-union employees will be eligible to receive an additional company-matching contribution to the 401(k) plan and employees that are age 40 and above, as of December 31, 2004, will be eligible to receive an additional annual company-matching contribution for five years beginning in 2005.

Net Pension and Medical and Dental Benefit Cost

        Net cost recognized for the three years ended December 31, for Hospira's major pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
	2004(1)	2003(1)	2002(1)	2004(1)	2003(1)	2002(1)
Service cost	$22,555	$34,364	$31,584	$6,842	$10,860	$9,846
Interest cost	29,594	50,143	48,070	9,777	20,969	23,646
Expected return on plans' assets	(35,568)	(64,435)	(65,698)	—	—	—
Net amortization	3,088	332	587	2,702	1,801	3,204
Curtailment(2)	1,571	—	—	(64,636)	—	—

Net Cost	$21,240	$20,404	$14,543	$(45,315)	$33,630	$36,696

(1)
Includes costs allocated from Abbott through the spin-off date for all Hospira employees. Subsequent to the spin-off, Abbott retained net pension costs for U.S. non-union and international employees who were retired as of the spin-off date and net medical and dental costs for U.S. non-union employees who were retired or eligible to retire as of the spin-off date.

(2)
The curtailment charge for pension plans relates to accelerated recognition of previously unrecognized losses and prior service due to the freezing of the U.S. non-union pension plan. The curtailment benefit for medical and dental plans relates to the discontinuation of medical and dental benefits for U.S. non-union employees.

Changes in Benefit Obligations and Plan Assets

        In 2004, Hospira changed the actuarial valuation measurement date for certain of the pension and post-retirement plans from December 31 to November 30 to facilitate the planning and reporting process. The effect did not have a material impact on the consolidated financial statements.

        Information about the changes in benefit obligations and plan assets for the periods ended December 31, and the funded status as of December 31, for Hospira's major U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
	2004	2003	2004	2003
Projected benefit obligations at beginning of year	$897,646	$790,098	$372,539	$406,761
Service cost	22,555	34,364	6,842	10,860
Interest cost	29,594	50,143	9,777	20,969
Losses(gains), primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs(1)	(7,655)	41,186	20,282	(48,029)
Benefits paid	(13,775)	(32,897)	(6,510)	(18,022)
Curtailment	(95,435)	—	(84,309)	—
Other, primarily foreign currency translation	1,744	14,752	—	—
Projected benefit obligation retained by Abbott(2)	(464,458)	—	(265,052)	—

Projected benefit obligations at end of year	$370,216	$897,646	$53,569	$372,539

Plan assets at fair value at beginning of year	$648,538	$544,339	$—	$—
Actual return on plans' assets	20,562	63,200	—	791
Company contributions	113,527	57,969	6,510	17,231
Benefits paid	(13,775)	(32,897)	(6,510)	(18,022)
Other, primarily foreign currency translation	864	15,927	—	—
Plan Assets retained by Abbott(3)	(445,091)	—	—	—

Plan assets at fair value at end of year	$324,625	$648,538	$—	$—

Projected benefit obligations greater than plan assets	$(45,591)	$(249,109)	$(53,570)	$(372,539)
Unrecognized actuarial losses, net	60,216	298,721	29,841	192,444
Unrecognized prior service cost	2,003	7,095	(1,177)	(103,917)
Unrecognized transition obligation	—	(399)	—	—

Net (accrued) prepaid benefit cost	$16,628	$56,308	$(24,906)	$(284,012)

Recognized as:
Accrued benefit cost	$(46,579)	$(92,565)	$(24,906)	$(284,012)
Prepaid benefit cost	21,824	30,248	—	—
Intangible assets	—	6,050	—	—
Accumulated other comprehensive loss	41,383	112,575	—	—

Net (accrued) prepaid benefit cost	$16,628	$56,308	$(24,906)	$(284,012)

(1)
In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance to employers who determine the prescription drug benefits available under their plan are actuarially equivalent to Medicare Part D and therefore qualify for a subsidy. As a result of the adoption of this new standard by Hospira in the second quarter, the projected benefit obligation related to post-retirement benefits attributed to past services for the U.S. union plan was reduced by $5,251, and the medical and dental net cost recognized for the year ended December 31, 2004 was reduced by $497.

(2)
As required under the Employee Benefits Agreement between Hospira and Abbott, the projected and accumulated benefit obligations were re-measured as of the spin-off date. The allocation of the benefit obligations was based on the employees retained as participants in the applicable plans by Hospira and Abbott on the spin-off date as discussed above. The weighted average actuarial assumptions used for the April 30, 2004 re-measurements remained consistent with those as of December 31, 2003, except for the discount rate, which was increased from 6.0% to 6.25%.

(3)
The allocation of the assets between Hospira and Abbott was based on employees retained as participants in the plans as discussed above and in accordance with the requirements dictated in the Employee Retirement Income Security Act of 1974 section 4044 and the Employee Benefits Agreement. In conjunction with the spin-off, assets of $262,109 were transferred to the applicable Hospira trusts.

        The accumulated benefit obligation for all pension plans was approximately $364,666, and $709,600 at December 31, 2004 and 2003, respectively. For pension plans where the accumulated benefit obligations exceeded plan assets at December 31, 2004 and 2003, the aggregate accumulated benefit obligations were $322,168 and $643,600 respectively, the projected benefit obligations were $322,168 and $812,000, respectively, and the aggregate plan assets were $276,850 and $551,500, respectively. As a result, minimum pension liabilities were recognized, and charges to accumulated other comprehensive loss were $2,178 in 2004 and $11,204 in 2003, net of taxes. In addition, as a result of Abbott's retention of the pension benefit obligations for the retirees as of the spin-off date, Hospira's accumulated other comprehensive loss was reduced by $47,324, net of taxes.

Actuarial Assumptions

        Actuarial weighted average assumptions for Hospira's primary plans used in determining pension and medical and dental plan information are as follows:

	2004	2003	2002
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	6.0%	6.0%	6.7%
Expected aggregate average long-term change in compensation	3.5%	4.4%	4.5%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	6.2%	6.7%	7.2%
Expected long-term rate of return on plan assets	8.6%	8.7%	9.3%
Expected aggregate average long-term change in compensation	4.5%	4.5%	5.0%

        The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The assumed healthcare cost trend rates for medical and dental plans are as follows:

	2004	2003	2002
Healthcare cost trend rate assumed for the next year	10%	8%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2009	2007	2007

        A one-percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest cost components of net post-retirement medical and dental cost for the year ended December 31, 2004 by approximately $837/($696), and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $8,455/($7,295).

Pension Plan Assets

        The weighted average asset allocation for Hospira's U.S. pension plans at December 31, and target allocation by asset category are as follows:

		Percentage of plan assets at
Asset Category	Target Allocation
		December 31, 2004	December 31, 2003
U.S. & international equity securities	61%	61%	69%
Debt securities	39%	39%	31%

Total	100%	100%	100%

        The investment mix between equity securities and debt securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile debt securities. In addition, the mix between equity securities and debt securities is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plans hold no direct investments in securities of Hospira or Abbott.

Cash Funding and Benefit Payments

        Hospira funds its domestic pension plans according to IRS funding limitations. Prior to the spin-off, contributions were made by Abbott on a combined plan basis. In accordance with the Employee Benefits Agreement, Abbott was required to make a payment to Hospira in an amount that caused the accumulated benefit obligation funded ratio of the Hospira plan to be equivalent to that of the Abbott plan as of the spin-off date. Hospira received such payment, in the amount of $45,054, and contributed the entire amount to the plan's trust in the third quarter of 2004. Hospira does not expect to contribute any amounts to its main U.S. pension plan in 2005.

        Total benefit payments expected to be paid to participants, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts for pensions, are as follows:

	Pension Plans	Medical and Dental Plans
2005	$3,673	$2,259
2006	5,021	2,370
2007	6,531	2,548
2008	8,397	2,699
2009	10,760	2,912
Years 2010 through 2014	103,794	17,088

Defined Contribution Plans

        Hospira's employees also participated through the spin-off date in the Abbott Stock Retirement Plan that is Abbott's principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2004, 2003 and 2002, Hospira's contributions were $19,579, $17,445 and $17,485, respectively. In addition, in December 2004, Hospira announced that an additional special company contribution, totaling $13,822, would be made for all active employees at December 31, 2004, who had participated in the cash profit sharing plan for the plan year that ended September 30, 2004. This contribution was made to the plan in January 2005.

Note 5—Taxes on Earnings (dollars in thousands)

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

	2004	2003	2002
Earnings Before Taxes
Domestic	$271,425	$237,388	$268,059
Foreign	140,095	121,733	84,367

Total	$411,520	$359,121	$352,426

Taxes on Earnings
Current:
U.S. Federal	$51,218	$42,102	$106,081
State	6,018	8,789	9,942
Foreign	5,658	5,878	1,831

Total current	62,894	56,769	117,854

Deferred:
Domestic	46,606	42,691	(12,356)
Foreign	468	(702)	230

Total deferred	47,074	41,989	(12,126)

Total	$109,968	$98,758	$105,728

        Prior to the spin-off date, the provision for income taxes was calculated on a separate return basis, while actual tax payments were made on a combined return filing basis by Abbott. Subsequent to the spin-off, Hospira has made $30,699 in tax payments on earnings for the eight-month period after the spin-off date. Hospira has recorded reserves for income tax loss contingencies in accordance with SFAS No. 5.

        Subsequent to the spin-off, U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings of $151,503 for certain foreign subsidiaries. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Tax authorities are expected to provide clarifying language on key elements of the repatriation provisions that remain unclear. Hospira has not yet completed its evaluation of the effect of the Jobs Act on undistributed earnings, in part due to the pending clarifying language and its effect on the economic value of implementing any individual opportunity and its ability to meet qualifying criteria. Accordingly, at this time it is not possible to reasonably estimate the amount of undistributed earnings that may be repatriated and the income tax effects of such repatriation.

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(9.0)	(8.5)	(7.4)
State taxes, net of federal benefit	2.3	1.6	1.8
All other, net	(1.6)	(0.6)	0.6

Effective tax rate	26.7%	27.5%	30.0%

        The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2004	2003
Compensation and employee benefits	$32,744	$152,193
Trade receivable reserves and chargeback accruals	43,558	44,344
Inventory	39,771	12,763
State income taxes	5,127	13,181
Property and equipment	(46,814)	(35,985)
Intangibles	16,243	15,859
Investments	5,448	5,392
Other, primarily other accruals and reserves not currently deductible	15,643	(4,617)

Total	$111,720	$203,130

        As of December 31, 2004 and 2003, total deferred tax assets were $174,985 and $289,541, respectively, and total deferred tax liabilities were $63,265 and $86,411, respectively. The spin-off from Abbott resulted in a net deferred tax asset reduction of $48,194 related to assets and liabilities that were retained by Abbott. The tax-sharing agreement allows for adjustments to distributed deferred taxes based on actual tax return filings by Abbott which include Hospira's results through the spin-off date. These anticipated adjustments may result in an increase or decrease to the distribution in the consolidated statements of stockholders' equity. Valuation allowances for deferred tax assets were not significant.

Note 6—Debt (dollars in millions)

        The following debt was incurred either as a result of or since the spin-off from Abbott. Hospira did not have debt prior to April 28, 2004.

$700 Million Short-Term Senior Unsecured Credit Facility

        On April 28, 2004, Abbott and Hospira entered into a $700 million, short-term senior unsecured credit facility ("Senior Facility"). The borrowing bore interest at a rate of LIBOR plus .875% and was repayable on or before April 27, 2005. The proceeds of the Senior Facility borrowing were retained by Abbott. On the spin-off date, Abbott was relieved of all obligations under the Senior Facility and Hospira became solely responsible for repayment of the principal and for payment of interest and fees on this debt. On June 15, 2004, all amounts under the Senior Facility were repaid with proceeds from the senior unsecured notes, together with cash on hand.

$375 Million Unsecured Revolving Credit Facility

        On April 30, 2004, Hospira entered into an unsecured revolving credit facility of $375 million ("Revolver") that is available for working capital and other requirements. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver initially bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed $125 million. Interest and the annual facility fee under the Revolver are subject to increase or decrease if there is a change in Hospira's current credit rating of BBB by Standard & Poor's. The commitment is subject to an annual facility fee, and expires in April 2009. As of December 31, 2004, Hospira had no amounts outstanding under the Revolver.

$700 Million Senior Unsecured Notes

        On June 15, 2004, Hospira completed an offering of a $700 million aggregate principal amount of notes consisting of $300 million principal amount of five-year senior unsecured notes at a price of 99.947% of par value and $400 million principal amount of ten-year senior unsecured notes at a price of 99.731% of par value. The $300 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the Senior Facility. Subsequently, Hospira filed a registration statement, which was declared effective by the SEC on July 22, 2004, and provided for the exchange of the initial notes for registered notes with identical terms. The exchange of unregistered for registered notes was completed on August 26, 2004.

        The estimated aggregate fair value of the senior unsecured notes equaled $729.2 million at December 31, 2004. The fair market value is based on quoted market prices. In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt.

        Hospira's debt as of December 31, 2004 consists of the following:

December 31, 2004
Long-term debt:
Senior unsecured notes due 2009	$300
Senior unsecured notes due 2014	400

Total long-term debt	700

Unamortized debt discount	(1)

Long-term debt	699

Total debt	$699

        The Revolver and Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. Under such covenants, Hospira is restricted or prohibited from allowing liens on properties or assets, merging or consolidating with any other corporation. The Revolver further prohibits or restricts Hospira from selling certain assets, making certain investments and making restricted payments. Under the Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of December 31, 2004, Hospira was in compliance with all such covenants.

        The aggregate maturities of long-term debt for each of the next five years are as follows: 2005 through 2008, $0 million; 2009, $300 million; and thereafter, $400 million.

Note 7—Segment and Geographic Information (dollars in millions)

        Hospira's principal business is the development, manufacture and marketing of a line of hospital products including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and International.

        Hospira's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Certain immaterial reclassifications have been made to the basis of presentation to reflect changes in internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of some corporate functions are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated. Goodwill and intangible assets are not allocated to segments. The following segment and geographic information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

	Net Sales to External Customers			Income from Operations
	2004	2003	2002	2004	2003	2002
U.S.(1)	$2,220	$2,209	$2,205	$405	$320	$329
International	425	415	398	89	84	84

Total reportable segments	$2,645	$2,624	$2,603	494	404	413

Corporate functions				(66)	(44)	(35)

Income from operations				428	360	378
Other, net(2)				(16)	(1)	(26)

Income before income taxes				$412	$359	$352

(1)
2004 U.S. Income from operations includes curtailment benefit of $65 million.

(2)
2002 includes charges of $17 million for other than temporary declines in the market value of equity securities.

	Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2004	2003	2002	2004	2003	2002	2004	2003
U.S.	$110	$122	$113	$188	$163	$162	$1,610	$1,682
International	31	19	16	41	34	29	651	482

Total reportable segments	$141	$141	$129	$229	$197	$191	$2,261	$2,164

Goodwill and net intangible assets	4	5	5				82	86

Total	$145	$146	$134				$2,343	$2,250

Note 8—Shareholders' Equity

Common Stock

        Hospira is authorized to issue 400 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock, par value $0.01 per share, of which 4 million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2004, approximately 15 million shares of common stock were reserved for issuance under various employee incentive programs. In connection with the spin-off, 156.1 million shares of common stock were issued and as of December 31, 2004, 157.0 million shares are outstanding.

Preferred Share Purchase Rights

        Each outstanding share of common stock provides the holder with one Preferred Share Purchase Right ("Right"). Upon exercise, each Right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock of Hospira at a price initially set at $100, subject to amendment or adjustment. The Rights will become exercisable only if a person or group (an "acquirer") acquires, or obtains the rights to acquire, without prior approval of the Board of Directors, more than 15% of Hospira's common stock, or an acquirer announces a tender offer that may result in the acquisition of such percentage (a "Triggering Event"). After a Triggering Event, Rights held by an acquirer are not exercisable or exchangeable as described below.

        If a Triggering Event occurs, each Right will generally be exercisable for common stock of Hospira having a value equal to twice the exercise price of the Right. If the Triggering Event involves an acquisition of Hospira or over 50% of its assets or earning power, each Right will be exercisable for common stock of the acquirer having a value equal to twice the exercise price of the Right. If a Triggering Event occurs in which the acquirer acquires or obtains the right to acquire less than 50% of Hospira's common stock, Hospira's Board of Directors, in its discretion, may require that each Right be exchanged for one share of Hospira's common stock or for preferred stock having a value equal to one share of common stock.

        The Rights will expire on April 11, 2014, unless earlier exchanged or redeemed at $0.01 per Right or unless that date is extended by the Board of Directors. The Board of Directors may amend the rights agreement, and may approve acquisitions of Hospira or its securities such that the Rights would not apply to such approved acquisitions. The Rights are intended to have anti-takeover effects and may have the effect of substantially increasing the cost of acquiring Hospira in a transaction not approved by the Board of Directors.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss, net of taxes consisted of the following:

(dollars in thousands)	2004	2003
Cumulative foreign currency translation gains	$11,506	$40,904
Cumulative minimum pension liability adjustments, net of tax	(25,360)	(70,506)
Cumulative unrealized gains on marketable equity securities, net of tax	1,743	2,123

Accumulated Other Comprehensive (Loss)	$(12,111)	$(27,479)

Note 9—Earnings Per Share

        Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott. On the spin-off date, outstanding Abbott awards for non-retirement eligible Hospira employees were cancelled and replaced by new awards of options to purchase Hospira common stock. The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. Abbott awards granted to Hospira employees who were retirement eligible on the spin-off date remain options to purchase Abbott stock and have no impact on Hospira share dilution. The following table shows basic and diluted earnings per share and the effect of stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share as of December 31:

(shares in thousands, except per share amounts)

	2004	2003	2002
Weighted average basic common shares outstanding	156,187	156,043	156,043
Assumed exercise of stock options	973	—	—

Weighted average dilutive common shares outstanding	157,160	156,043	156,043

Earnings Per Common Share:
Basic	$1.93	$1.67	$1.58

Diluted	$1.92	$1.67	$1.58

        For 2004, there were outstanding options to purchase approximately 3.0 million shares of Hospira stock, for which the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 10—Incentive Stock Program

Plan Overview

        Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), which became effective April 30, 2004, provides for the grant of up to 31 million shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. The option exercise price generally may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2004, approximately 15 million shares remain available for grant.

        Certain employees of Abbott who became Hospira employees following the spin-off held stock option awards granted under Abbott incentive stock programs. For employees who were retirement eligible at the spin-off date, these awards remain options to purchase Abbott stock ("unconverted options"). The options retain all the original terms.

        For those employees who were not retirement eligible at the spin-off date, the Abbott stock option awards were cancelled and replaced by new awards ("converted options") of options to purchase Hospira common stock under the 2004 Plan at the time of the spin-off. The converted options maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share. All other terms of the converted options remain the same.

        The unconverted and converted options granted in 2004, 2003, and 2002 vest equally over three years except for replacement options, which generally vest in six months. Like the original Abbott awards, the converted and unconverted options retain the replacement feature which allows the employee to tender mature shares of Hospira or Abbott stock as payment for the exercise of a stock option. Replacement stock options equal to the number of shares tendered are then granted at the then-current market price for a term that expires on the expiration date of the original underlying option.

        In May 2004, Hospira awarded a Founders Grant of approximately 8.4 million options under the 2004 Plan to substantially all employees in the United States and certain international employees, at the fair market value at the time of grant. These options generally vest in six months and have a five-year term for all employees except for corporate officers, whose options vest over three years and have a ten-year term.

Option Activity and Outstanding Options

        Hospira was a subsidiary of Abbott through April 30, 2004, and stock option activity from January 1, 2002, through April 30, 2004 reflects Abbott options that were held by employees of Hospira. Abbott options for Hospira employees who were not retirement eligible were converted to Hospira options, and the activity for these options and new grants is reflected subsequent to April 30, 2004.

        Summarized information related to stock options is as follows:

	Options Outstanding		Exercisable Options
Abbott Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 2002	6,827,463	$37.74
Granted	2,407,263	54.89
Exercised	(799,271)	27.27
Lapsed	(95,845)	48.22

December 31, 2002	8,339,610	43.57	4,649,471	$37.91

Granted	2,762,155	37.56
Exercised	(704,270)	28.43
Lapsed	(243,038)	47.58

December 31, 2003	10,154,457	42.89	5,841,389	$42.05

Granted	1,982,051	43.69
Exercised	(347,994)	31.09
Lapsed	(129,408)	45.58
Options converted to Hospira(1)	(4,826,161)	43.81

April 30, 2004(2)	6,832,945	43.20

Hospira Stock Options
Hospira Options Outstanding May 1, 2004(1)	7,454,240	28.36
Granted	8,835,270	26.64
Exercised	(996,710)	25.33
Lapsed	(239,598)	27.71

December 31, 2004	15,053,202	27.55	10,545,654	$27.56

(1)
Abbott options converted on April 30, 2004 into Hospira options, based on conversion factor of approximately 1.5446.

(2)
These unconverted options remain options outstanding to purchase Abbott stock.

        Summarized information about Hospira stock options outstanding and exercisable at December 31, 2004, is as follows:

	Options Outstanding at December 31, 2004			Exercisable Options at December 31, 2004
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.01 - $25.00	2,284,848	6.5	$22.44	1,225,539	$22.03
$25.01 - $31.00	10,285,061	5.8	27.01	7,357,531	26.77
$31.01 - $38.00	2,483,293	6.7	34.48	1,962,584	34.00

$12.01 - $38.00	15,053,202	6.1	$27.55	10,545,654	$27.56

Stock-Based Compensation

        Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options. In accordance with this intrinsic value method, no compensation expense is recognized for Hospira's stock option plans. If the fair value method of accounting was used for the Abbott options, converted Hospira options, and Hospira Founders options, net income and earnings per share (EPS) in the periods during 2004, 2003 and 2002 would have been as follows:

(dollars in millions, except per share amounts)	2004	2003	2002
Net Income, as reported	$301.6	$260.4	$246.7
Hospira stock-based compensation, net of tax(1)	41.6	—	—

Pro forma net income including Hospira stock-based compensation expense	260.0	260.4	246.7
Abbott stock-based compensation, net of tax(2)	7.1	22.0	20.0

Pro forma net income including all stock-based compensation expense	$252.9	$238.4	$226.7

Basic EPS, as reported	$1.93	$1.67	$1.58

Basic EPS, pro forma	$1.62	$1.53	$1.45

Diluted EPS, as reported	$1.92	$1.67	$1.58

Diluted EPS, pro forma	$1.61	$1.53	$1.45

(1)
For 2004, the Hospira pro forma stock-based compensation expense, determined using the fair value method for stock-based awards, net of tax, includes $33.8 million for Founders options granted in May 2004, and $7.8 million for converted options.

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

        The weighted average fair value for the Hospira options granted in 2004 was $6.63. The weighted average fair value for the Abbott options granted 2004, 2003 and 2002 was $11.79, $8.73 and $16.47, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott's valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	2004	2003	2002
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	32.0%	N/A	N/A
Expected life (years)	2.9	N/A	N/A
Risk-free interest rate	2.9%	N/A	N/A
Dividend yield	0.0%	N/A	N/A
Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	32.0%	32.0%	28.0%
Expected life (years)	5.4	5.4	5.4
Risk-free interest rate	2.9%	2.7%	4.5%
Dividend yield	2.2%	2.8%	1.6%

Note 11—Commitments and Contingencies

Commercial Commitments

        Hospira's commercial commitments as of December 31, 2004, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2004, Hospira had $5.7 million of outstanding letters of credit, all with expirations in 2005. No amounts have been drawn under these letters of credit.

Leases (dollars in thousands)

        Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2004, were:

2005	$20,916
2006	18,028
2007	15,442
2008	15,059
2009	14,903
Remaining Years	74,941

Total minimum future lease payments	$159,289

        Lease expense under operating leases totaled $23.2 million, $16.6 million and $16.3 million in 2004, 2003 and 2002, respectively. Lease expense prior to the spin-off includes amounts allocated from Abbott.

Litigation

        Hospira's product liability claim exposures are evaluated each reporting period. Hospira's reserves, which are immaterial at December 31, 2004, are the best estimate of loss, as defined by SFAS No. 5.

        Abbott is involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira's business, for which Hospira is required to indemnify Abbott.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and

Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas. The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products. These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

        Hospira has been named as a defendant in a lawsuit brought by three employees alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004, in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The lawsuit seeks class action certification on behalf of "All employees of Abbott who were participants and beneficiaries of the Abbott Benefit Plans whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off announced by Abbott on August 22, 2003." Hospira denies all material allegations asserted against it in the complaint.

        Based upon information that is currently available, management believes that the likelihood of a material loss to Hospira is remote. In accordance with SFAS No. 5, no loss reserves have been recorded for these exposures. Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 12—Relationship with Abbott

        Hospira operated as part of Abbott prior to the spin-off date, during which time Abbott provided various services to Hospira, which included, for example, administration of treasury, payroll and benefits, accounts payable, public and investor relations, internal audit, telecommunications, computing services, corporate income tax and selected legal services. The cost of these services was allocated to Hospira utilizing various allocation methods including relative sales, headcount, square footage and number of transactions. Management believes that the methods used to allocate expenses to Hospira were reasonable. In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott will provide to the other, on an interim, transitional basis, various services, including, for example, internal audit, treasury administration, employee benefits administration, information technology systems, distribution and quality assurance services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up. The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira was approximately $13 million for 2004. Prior-year amounts of $24 million and $15 million for 2003 and 2002, respectively, include only those costs that were allocated to Hospira as a part of Abbott, including the costs related to leases noted below.

        In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems. The cost for the leases and additional services for 2004 was approximately $30 million.

        Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to the spin-off date, under Abbott's and Hospira's internal reporting practices, these services were provided at cost to the purchasing entity and Hospira's sales to Abbott included the value of the bulk drug material. Subsequent to the spin-off date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk drug material from Abbott and the mark up is on the value-added portion only. Inventory that Hospira purchases from Abbott is at Abbott's cost plus a third-party manufacturing profit. Sales to Abbott amounted to $180 million, $224 million and $197 million for 2004, 2003 and 2002, respectively. Product purchases from Abbott were $84 million in 2004 and approximately $80 million for both 2003 and 2002, respectively.

        Hospira is obligated to purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira's use of these assets during that period. As of December 31, 2004, the net book value of those assets and liabilities was $281 million, of which $23 million is recorded as long term. The net book value is primarily comprised of accounts receivable of $111 million, inventory of $101 million, equipment of $66 million and other, net of $3 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $87 million of items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

        All charges between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet.

Note 13—Restructuring Plan (dollars in millions)

        In 2001, Hospira announced that it was closing one of its manufacturing operations and relocating production to other facilities. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
Balance at January 1, 2002	$24	$—	$24
Change in estimate	(4)	—	(4)
2002 Payments and impairments	(14)	—	(14)

Accrued balance at December 31, 2002	6	—	6
2003 Payments	(4)	—	(4)

Accrued balance at December 31, 2003	2	—	2
Accrual retained by Abbott as part of spin-off	(2)	—	(2)

Accrued Balance at December 31, 2004	$—	$—	$—

        Employee-related costs are primarily severance pay, relocation of employees and outplacement services. The restructuring resulted in the elimination of approximately 1,000 manufacturing positions.

Note 14—Subsequent Event

        On February 28, 2005, Hospira announced a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. Under the terms of the agreement, ICU Medical will purchase Hospira's Salt Lake City, Utah manufacturing facility and related equipment and inventory for approximately $35 million in cash. ICU Medical will assume responsibility for manufacturing the critical care products produced at the plant and will make offers of employment to approximately 750 employees. Hospira will continue to sell the critical care products, retain product ownership and commercial responsibility, including sales, marketing, customer contracting, customer service and distribution. The completion of the transaction is subject to customary closing conditions and is expected to close early in the second quarter of 2005. The transaction will result in a pre-tax charge of approximately $20 million related to the loss on sale of assets and assumption of obligations.

Note 15—Quarterly Data (Unaudited) (dollars in thousands, except for per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(4)
2004
Net Sales	$621,218	$667,392	$656,110	$700,316
Gross Profit	168,339	210,627	193,827	213,808
Income From Operations(1)	86,383	180,245	93,927	67,095
Net Income	64,991	125,770	61,315	49,476
Earnings per common share, basic(2)	$0.42	$0.80	$0.39	$0.32

Earnings per common share, diluted(2)	$0.42	$0.80	$0.39	$0.31

Weighted average common shares outstanding, basic(3)	156,043	156,048	156,059	156,401

Weighted average common shares outstanding, diluted(3)	156,043	156,551	156,672	158,047

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003
Net Sales	$633,111	$649,311	$649,298	$692,017
Gross Profit	173,698	174,902	180,015	172,436
Income From Operations	97,571	96,722	93,353	72,729
Net Income	67,120	67,500	66,831	58,912
Earnings per common share, basic(2)	$0.43	$0.43	$0.43	$0.38

Earnings per common share, diluted(2)	$0.43	$0.43	$0.43	$0.38

Weighted average common shares outstanding, basic(3)	156,043	156,043	156,043	156,043

Weighted average common shares outstanding, diluted(3)	156,043	156,043	156,043	156,043

(1)
Includes post-retirement medical and dental curtailment benefit of $64,636 in the second quarter ended June 30, 2004.

(2)
Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share will not necessarily equal the total for the year due to rounding.

(3)
For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott.

(4)
Three months ended December 31, 2004 includes an adjustment to net sales of approximately $14 million (gross profit impact of $7 million) related to prior periods resulting from the reclassification of certain drug delivery pump leases from operating to sales-type leases. Approximately one-half of the adjustment relates to 2003 and the remaining half relates to prior quarters of 2004. The adjustment is not material to any prior period.

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A Controls and Procedures

        The Chief Executive Officer, Christopher B. Begley, and the Chief Financial Officer, Terrence C. Kearney, evaluated the effectiveness of Hospira's disclosure controls and procedures as of the end of the period covered by this report, and concluded that Hospira's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective. During Hospira's most recent fiscal quarter, there was no change in Hospira's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira's internal control over financial reporting.

        The certifications by Hospira's chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 have been filed with the SEC as exhibits to this report. Hospira expects to make its first annual certification to the New York Stock Exchange after its first annual meeting of shareholders, which is expected to be held in May 2005.

Item 9B Other Information

        None

PART III

Item 10 Directors and Executive Officers of the Registrant

Executive Officers

        Christopher B. Begley, age 52, is Hospira's Chief Executive Officer and a director. Mr. Begley provided 18 years of service to Abbott, and served as Senior Vice President, Hospital Products, from 2000 to April 2004. Prior to his appointment as Senior Vice President, Hospital Products, Mr. Begley served as Senior Vice President, Chemical and Agricultural Products from 1999 to 2000, Vice President, Abbott Health Systems, from 1998 to 1999, and Vice President, MediSense Operations, in 1998. Mr. Begley also serves as a director of Children's Memorial Hospital, the Healthcare Leadership Council, the Executive Club of Chicago and AdvaMed.

        John Arnott, age 44, is Hospira's Senior Vice President, Global Commercial Operations. Mr. Arnott served as Vice President of Abbott's Hospital Business Sector from July 2002 to April 2004. Mr. Arnott held various management positions during his 14 years with Abbott, including Divisional Vice President and Regional Director, Europe, Abbott International Division from March 2002 to July 2002, Divisional Vice President, Marketing and Business Development, Abbott International Division from 2000 to 2002 and General Manager, The Netherlands, Abbott International Division from 1997 to 2000.

        Terrence C. Kearney, age 50, is Hospira's Senior Vice President, Finance and Chief Financial Officer. Mr. Kearney served as Vice President and Treasurer of Abbott from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott's International Division. Mr. Kearney provided 24 years of service to Abbott.

        Edward A. Ogunro, Ph.D., age 52, is Hospira's Senior Vice President, Research and Development, Medical and Regulatory Affairs and Chief Scientific Officer. Dr. Ogunro served as Vice President Hospital Products Research and Development, Medical and Regulatory Affairs of Abbott from 1999 to April 2004. Dr. Ogunro was Divisional Vice President for Abbott's Immunodiagnostics and Chemistry R&D Organization from 1995 to 1999 and served with Abbott for 21 years.

        Brian J. Smith, age 53, is Hospira's Senior Vice President, General Counsel and Secretary. Mr. Smith served as Divisional Vice President, Domestic Legal Operations of Abbott from 1995 to April 2004 and served with Abbott for 25 years.

        Valentine Yien, age 52, is Hospira's Corporate Vice President and Controller. Ms. Yien served as Controller of Abbott's Hospital Products Division from 2001 to 2004 and Assistant Controller of Abbott's Corporate Financial Planning and Analysis department from 1999 to 2001. Ms. Yien provided 20 years of service to Abbott.

        Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K under the Securities Act of 1933) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira's Code of Business Conduct which is available free of charge on the Investor Relations section of Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its Web site any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira's principal executive officer, principal financial officer and principal accounting officer and controller.

Directors

        Incorporated herein by reference is the text to be included under the caption "Our Board of Directors" under the subcaptions "Class I—Nominees for Term Expiring in 2008," "Class II Directors Whose Terms Expire in 2006," "Class III Directors Whose Terms Expire in 2007" and "Committees of

the Board of Directors" and under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2005 Hospira Proxy Statement. The 2005 Proxy Statement will be filed on or about April 1, 2005.

Item 11 Executive Compensation

        Incorporated herein by reference is the text to be included under the captions "Director Compensation" and "Executive Compensation" in the 2005 Proxy Statement, other than the Report of the Compensation Committee and the Performance Graph but including the text and other information included under "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," and "Change in Control Agreements."

Item 12 Security Ownership of Certain Beneficial Owners and Management

        Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2005 Proxy Statement.

Item 13 Certain Relationships and Related Transactions

        Incorporated herein by reference is the text, if any, to be included under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement.

Item 14 Principal Accounting Fees and Services

        Incorporated herein by reference is the text to be included under the caption "Accounting Matters" in the 2005 Proxy Statement, other than the Report of the Audit and Public Policy Committee.

Part IV

Item 15 Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Form 10-K.

  1.
  Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," for a list of financial statements.

  2.
  Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	90
Schedules I, III, IV and V are not included because they are not required
  3.
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 91 through 93.

  (b)
  Exhibits filed:    See Exhibit Index from pages 91 through 93.

  (c)
  Financial Statement Schedules filed.    See page 90.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.
By	/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chief Executive Officer
Date: March 22, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on March 22, 2005 in the capacities indicated below.

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chief Executive Officer and Director (Principal Executive Officer)
/s/ TERRENCE C. KEARNEY Terrence C. Kearney Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)
/s/ VALENTINE YIEN Valentine Yien Corporate Vice President and Controller (Principal Accounting Officer)
/s/ DAVID A. JONES David A. Jones Chairman of the Board of Directors
/s/ JOEL T. ALLISON Joel T. Allison Director
/s/ IRVING W. BAILEY, II Irving W. Bailey, II Director
/s/ CONNIE R. CURRAN Connie R. Curran Director
/s/ JACQUE J. SOKOLOV Jacque J. Sokolov Director
/s/ JOHN C. STALEY John C. Staley Director
/s/ WILLIAM L. WEISS William L. Weiss Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts

                Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 2004	16,876	4,146	(4,939)	16,083
Year ended December 31, 2003	12,268	9,331	(4,723)	16,876
Year ended December 31, 2002	10,226	5,538	(3,496)	12,268

    (1)
    Represents accounts written off as uncollectible, net of collections on accounts previously written off.

                Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2004	43,738	44,174	(46,752)	41,160
Year ended December 31, 2003	39,178	39,727	(35,167)	43,738
Year ended December 31, 2002	35,979	38,049	(34,850)	39,178

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to Hospira, Inc.'s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).
4.1
Rights Agreement, dated as of April 12, 2004, between Hospira, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.1(a)
Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.1(b)
Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
4.2
Indenture, dated as of June 14, 2004, between Hospira, Inc. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.2 to Hospira, Inc.'s Registration Statement on Form S-4 (File No. 333-117339) filed with the SEC on July 15, 2004 and incorporated herein by reference).
4.3
Supplemental Indenture No. 1, dated as of June 14, 2004, between Hospira, Inc. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.3 to Hospira, Inc.'s Registration Statement on Form S-4 (File No. 333-117339) filed with the SEC on July 15, 2004 and incorporated herein by reference).
10.1
Form of Transition Services Agreement between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.2
Tax Sharing Agreement, dated as of April 16, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.3
Employee Benefits Agreement, dated as of April 16, 2004, by and among Abbott Laboratories, TAP Pharmaceutical Products Inc. and Hospira, Inc. (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.4
Form of Lease between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.5
Information Technology Agreement, dated as of April 29, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.6
Form of Manufacture and Supply Agreement between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.6 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.7
Form of Transition Marketing and Distribution Services Agreement between Subsidiaries of Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.7 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.8	Hospira 2004 Long-Term Stock Incentive Plan (filed as Exhibit 10.8 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(a)	Form of Conversion Incentive Option Terms (filed as Exhibit 10.8(a) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(b)
Form of Conversion Non-Qualified Stock Option Terms (filed as Exhibit 10.8(b) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(c)
Form of Conversion Replacement Non-Qualified Stock Option Terms (filed as Exhibit 10.8(c) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(d)
Form of Non-Qualified Stock Option Terms (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(e)
Form of Non-Qualified Stock Option Terms (5-year term) (filed as Exhibit 10.8(e) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(f)
Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8(f) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(g)
Form of Non-Employee Director Non-Qualified Stock Option Terms (filed as Exhibit 10.8(g) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.9	Hospira, Inc. 2004 Performance Incentive Plan.*
10.10
Hospira, Inc. Non-Employee Directors' Fee Plan, as amended (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).*
10.11	Hospira, Inc. 401(k) Supplemental Plan (filed as Exhibit 10.11 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*

10.12
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, John Arnott, Terrence C. Kearney, Edward A. Ogunro and Brian J. Smith regarding Change in Control (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.13
Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and each of Christopher B. Begley, John Arnott, Terrence C. Kearney and Edward A. Ogunro (filed as Exhibit 10.13 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.13(a)
Abbott Laboratories 401(k) Supplemental Plan, as amended (filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*
10.13(b)
Abbott Laboratories Supplemental Pension Plan, as amended (filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*
10.13(c)
The 1986 Abbott Laboratories Management Incentive Plan, as amended (filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).*
10.14	The Hospira Supplemental Pension Plan (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).*
10.15	Summary of terms of employment for Hospira's named executive officers.*
12.1	Statement regarding Computation of Ratios.
18.1	Preferability letter, dated March 21, 2005, from Deloitte & Touche LLP to Hospira.
21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Christopher B. Begley under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Terrence C. Kearney under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Christopher B. Begley under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Terrence C. Kearney under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*
Management compensatory plan or arrangement.

QuickLinks

HOSPIRA, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1 Business
  Item 2 Properties
  Item 3 Legal Proceedings
  Item 4 Submission of Matters to a Vote of Security Holders
PART II
  Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6 Selected Financial Data
  Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A Qualitative and Quantitative Disclosures About Market Risk
  Item 8 Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Hospira, Inc. Consolidated Statements of Income and Comprehensive Income (dollars and shares in thousands, except for per share amounts)
Hospira, Inc. Consolidated Statements of Cash Flows (dollars in thousands)
Hospira, Inc. Consolidated Balance Sheets (dollars in thousands)
Hospira, Inc. Consolidated Statements of Changes in Shareholders' Equity (dollars and shares in thousands)
Hospira, Inc. Notes to Consolidated Financial Statements
  Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A Controls and Procedures
  Item 9B Other Information
PART III
  Item 10 Directors and Executive Officers of the Registrant
  Item 11 Executive Compensation
  Item 12 Security Ownership of Certain Beneficial Owners and Management
  Item 13 Certain Relationships and Related Transactions
  Item 14 Principal Accounting Fees and Services
Part IV
  Item 15 Exhibits and Financial Statement Schedules
SIGNATURES
Hospira, Inc. Schedule II—Valuation and Qualifying Accounts
EXHIBIT INDEX