Form 10-Q
period 2005-03-31
HOSPIRA INC
filed 2005-05-12
CIK 1274057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, Hospira, Inc. had outstanding 158,082,661 common shares, par value $0.01 per share.

Table of Contents

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended March 31
	2005	2004
Net sales	$616,695	$575,198
Net sales to Abbott Laboratories	45,366	46,020
Total Net Sales	662,061	621,218

Cost of products sold	444,285	452,879
Gross Profit	217,776	168,339

Research and development	28,391	24,446
Selling, general and administrative	81,875	57,510
Income From Operations	107,510	86,383

Interest expense	7,169	—
Other (income) expense, net	(1,205)	868
Income Before Income Taxes	101,546	85,515

Income tax expense	24,371	20,524
Net Income	$77,175	$64,991

Earnings Per Common Share:
Basic	$0.49	$0.42
Diluted	$0.49	$0.42

Weighted Average Common Shares Outstanding:
Basic	157,191	156,043
Diluted	158,519	156,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2005	2004

Cash Flow From (Used in) Operating Activities:

Net income	$77,175	$64,991
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	39,770	37,035
Amortization of intangibles	815	1,091
Trade receivables	(28,753)	(24,072)
Inventories	(8,370)	(22,906)
Prepaid expenses and other assets	1,079	(1,403)
Trade accounts payable and other liabilities	5,675	20,830
Other, net	3,013	(3,288)
Net Cash From Operating Activities	90,404	72,278

Cash Flow From (Used in) Investing Activities:

Acquisitions of property and equipment	(50,065)	(59,088)
Sale of marketable securities	72,438	—
Net Cash From (Used in) Investing Activities	22,373	(59,088)

Cash Flow From (Used in) Financing Activities:

Net transactions with Abbott Laboratories	—	(13,177)
Issuance of long-term debt	1,750	—
Proceeds from stock options exercised	15,338	—
Net Cash From (Used in) Financing Activities	17,088	(13,177)

Effect of exchange rate changes on cash and cash equivalents	(774)	(13)

Net change in cash and cash equivalents	129,091	—
Cash and cash equivalents at beginning of period	127,695	—
Cash and cash equivalents at end of period	$256,786	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	March 31 2005	December 31 2004
Assets
Current Assets:
Cash and cash equivalents	$256,786	$127,695
Marketable securities	—	72,438
Trade receivables, less allowances of $14,423 in 2005 and $16,083 in 2004	350,548	326,356
Inventories:
Finished products	319,563	330,111
Work in process	84,203	70,329
Materials	119,672	117,884
Total inventories	523,438	518,324
Assets held for sale	20,694	—
Prepaid expenses, deferred income taxes and other receivables	151,196	153,512
Total Current Assets	1,302,662	1,198,325
Property and equipment, at cost	2,124,671	2,173,933
Less: accumulated depreciation and amortization	1,194,848	1,227,629
Net Property and Equipment	929,823	946,304
Intangible assets, net of amortization	242	1,057
Goodwill	80,973	80,973
Other assets	107,350	116,131
Total Assets	$2,421,050	$2,342,790
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$104,943	$101,537
Salaries payable and other accruals	288,967	268,615
Due to Abbott, net	139,799	166,042
Total Current Liabilities	533,709	536,194
Due to Abbott, net	14,678	23,100
Long-term debt	693,562	698,841
Post-retirement obligations, deferred income taxes and other long-term liabilities	105,894	100,736
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding: 157,567,789 shares	1,576	1,570
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Unearned compensation	(28)	(114)
Additional paid-in capital	807,784	791,252
Retained earnings	280,497	203,322
Accumulated other comprehensive (loss)	(16,622)	(12,111)
Total Shareholders’ Equity	1,073,207	983,919
Total Liabilities and Shareholders’ Equity	$2,421,050	$2,342,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Unearned	Retained
	Shares	Amount	(Loss)	Capital	Compensation	Earnings	Total

Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$(114)	$203,322	$983,919

Net Income	—	—	—	—	—	77,175	77,175

Other comprehensive loss	—	—	(4,511)	—	—	—	(4,511)
Changes in shareholders’ equity related to incentive stock programs	598	6	—	16,532	86	—	16,624

Balances at March 31, 2005	157,568	$1,576	$(16,622)	$807,784	$(28)	$280,497	$1,073,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

(Unaudited)

Note 1 –Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories (“Abbott”) on April 30, 2004 (the “spin-off date”). The accompanying unaudited interim condensed consolidated financial statements reflect Hospira’s operations as a separate, stand-alone entity for all periods subsequent to April 30, 2004. For periods through April 30, 2004, the financial statements reflect the historical operations of Hospira when it operated as a part of Abbott and include expense allocations related to services provided to Hospira by Abbott. Hospira considers those allocations to be reasonable reflections of the utilization of services provided.  For periods through the spin-off date, intercompany accounts with Abbott have been combined with invested capital and reported in the consolidated financial statements as Net Investment in Hospira, Inc. by Abbott Laboratories.

The financial information in these financial statements, for periods through April 30, 2004, does not include all the expenses that would have been incurred had Hospira been a separate, stand-alone entity and does not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone entity prior to the spin-off. Because a direct ownership relationship did not exist among all the various units comprising Hospira, Net Investment in Hospira, Inc. by Abbott Laboratories is shown in lieu of shareholders’ equity in the consolidated financial statements through April 30, 2004.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur over a two-year period after the spin-off date, these operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country. Such transfers must be completed within two years after the spin-off date.

Note 2 –Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151,’’Inventory Costs.’’ This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the financial statements of Hospira.

In December 2004, the FASB issued SFAS No. 123R, ‘‘Share-Based Payment,’’ which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ which previously allowed pro forma disclosure of certain compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ which previously allowed the intrinsic value method of accounting for stock options rather than the fair value method when determining option value used to measure compensation cost. On April 14, 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year beginning after June 15, 2005 (the first quarter of 2006 for Hospira). Upon implementation, Hospira will commence recording compensation expense for any outstanding unvested share-based payments over the remaining vesting period. In addition, compensation expense will be recorded for future grants of share-based payments over the specified vesting period. Hospira is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations. Hospira discloses in Note 11 the pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied through March 31, 2005.

The American Jobs Creation Act of 2004 (‘‘Jobs Act’’), which was signed into law on October 22, 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In accordance with FASB Staff Position 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,’’ Hospira continues to evaluate whether it will repatriate qualified undistributed foreign earnings as a result of the Jobs Act. Tax authorities are expected to provide clarifying guidance on key elements of the repatriation legislation that remain unclear. Hospira has not yet completed its evaluation in part due to the pending clarifying language regarding spin-off transactions and its effect on the economic value of implementing any individual opportunity and its ability to meet qualifying criteria. Accordingly, at this time it is not possible to reasonably estimate the amount of undistributed earnings, if any, that may be repatriated and the income tax effects of such repatriation. Hospira expects to complete its evaluation by the end of 2005.

Note 3 – Assets Held for Sale

On February 28, 2005, Hospira announced a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. and the sale of related assets. Under the terms of the agreements, on May 1, 2005, ICU Medical purchased Hospira’s Salt Lake City, Utah manufacturing facility and related equipment and inventory for approximately $32 million in cash. As a result of these agreements, during the first quarter of 2005, Hospira classified the property and equipment to be sold under the agreements, totaling $20.7 million, as held for sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Hospira recorded an impairment charge of approximately $2.4 million, representing the amount by which the carrying value of the assets exceeds the fair value less cost to sell.  In addition, raw materials and work in process inventory of approximately $11.2 million will be sold as part of the transaction. As a condition of the purchase agreement, Hospira will be obligated to reimburse ICU Medical for certain obligations for up to 24 months after closing.  The cost related to these obligations is not expected to exceed $18.0 million.

Note 4 – Income Taxes

Taxes on income reflect the estimated annual effective rates and are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. Abbott has retained responsibility for all tax liabilities through the spin-off date.

Note 5 - Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period.  For periods through April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott.  On the spin-off date, outstanding Abbott awards for non-retirement eligible Hospira employees were cancelled and replaced by new awards for Hospira common stock.  The new awards maintained both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  Abbott awards granted to Hospira employees who were retirement eligible on the spin-off date remained options to purchase Abbott stock and have no impact on Hospira share dilution.  The following table shows the effect of stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share:

(shares in thousands)

	Three Months Ended March 31
	2005	2004
Weighted average common shares outstanding	157,191	156,043
Assumed exercise of stock options	1,328	—
Weighted average dilutive common shares outstanding	158,519	156,043

For the three months ended March 31, 2005, there were outstanding options to purchase approximately 2.5 million shares of Hospira stock for which the exercise price of the options exceeded the average stock price.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 6 – Litigation

Hospira, or in some instances Abbott, is involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are immaterial at March 31, 2005, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.”

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas.  The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program.  Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

Hospira has been named as a defendant in a lawsuit brought by three employees alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Income Security Act of 1974.  The lawsuit was filed on November 8, 2004, in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The lawsuit seeks class action certification on behalf of “All employees of Abbott who were participants and beneficiaries of the Abbott Benefit Plans whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off announced by Abbott on August 22, 2003.” On April 27, 2005, the court issued an opinion denying the motions of Abbott and Hospira to dismiss the complaint. The ruling is not a determination of the merits of the plaintiffs’ claims. Hospira denies all material allegations asserted against it in the complaint.

Based upon information that is currently available, management believes that the likelihood of a material loss to Hospira is remote. In accordance with SFAS No. 5, no loss reserves have been recorded for the non-product liability exposures discussed above.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 7 – Post-Retirement Benefits

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

Net Pension and Medical and Dental Benefit Cost

In the second quarter of 2004, Hospira announced a series of benefit plan changes including the enhancement of its 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004.  Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the plan will continue to age into their benefits and will be entitled to all benefits earned when they retire. Beginning January 1, 2005, all U.S. non-union employees are eligible to receive an additional company-matching contribution to the 401(k) plan and employees that are age 40 and above, as of December 31, 2004, are eligible to receive an additional annual company-matching contribution for five years beginning in 2005.

Net cost (benefit) recognized for the three months ended March 31 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans
	Three Months Ended
	March 31
	2005	2004(1)
Service cost for benefits earned during the year	$529	$7,774
Interest cost on projected benefit obligations	5,508	10,954
Expected return on plans’ assets	(7,345)	(12,751)
Net amortization	306	1,308
Net pension cost	$(1,002)	$7,285

Notes

(1)          The net pension cost for the three months ended March 31, 2004 includes costs allocated from Abbott for all Hospira employees, including employees who were retired as of the spin-off date.

(dollars in thousands)

	Medical and Dental Plans
	Three Months Ended
	March 31
	2005	2004(1)
Service cost for benefits earned during the year	$359	$4,328
Interest cost on projected benefit obligations	789	5,626
Net amortization	483	808
Net medical and dental cost	$1,631	$10,762

Notes

(1)          The net medical and dental cost for the three months ended March 31, 2004 includes costs allocated from Abbott for all U.S. Hospira employees, including employees who were retired or eligible to retire as of the spin-off date.

Hospira’s employees participated through the spin-off date in the Abbott Stock Retirement Plan that is Abbott’s principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan.  Hospira’s contributions to these defined contribution plans for the three months ended March 31, 2005 and 2004 were approximately $22.1 million and $5.0 million, respectively.  Included in the three months ended March 31, 2005 is a $13.8 million one-time special company contribution that was announced and recorded in 2004.

Cash Funding

Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2005.

Note 8 - Debt

Hospira has outstanding $700 million aggregate principal amount of notes, consisting of $300 million principal amount of five-year senior unsecured notes and $400 million principal amount of ten-year senior unsecured notes. The $300 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400 million ten-year notes bear interest at a rate of 5.9% per annum and mature on June 15, 2014.

In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt.

In March 2005, Hospira entered into economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

Hospira’s revolving credit facility consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements. On April 29, 2005, the Revolver was amended to reduce or eliminate certain restrictions, in order to increase Hospira's operating flexibility. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of March 31, 2005, Hospira had no amounts outstanding under the Revolver.

The amended Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. Under such covenants, Hospira is restricted from allowing liens on properties or assets, or merging or consolidating with any other corporation.  The amended Revolver further restricts Hospira from selling certain assets.  Under the amended Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of March 31, 2005, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes.

Note 9 - Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended March 31
	2005	2004
Foreign currency translation (losses)	$(4,218)	$(32,304)
Unrealized (losses) gains on marketable equity securities	(293)	1,159
Total other comprehensive (loss)	(4,511)	(31,145)
Net Income	77,175	64,991
Total Comprehensive Income	$72,664	$33,846

	March 31,	December 31,
	2005	2004
Cumulative foreign currency translation gains	$7,288	$11,506
Cumulative minimum pension liability adjustments, net of tax	(25,360)	(25,360)
Cumulative unrealized gains on marketable equity securities, net of tax	1,450	1,743
Accumulated Other Comprehensive (Loss)	$(16,622)	$(12,111)

Note 10 - Segment Information

Hospira’s principal business is the development, manufacture and sale of a broad line of hospital products, including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and International.

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Certain immaterial reclassifications have been made to the basis of presentation to facilitate comparable reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of some corporate functions are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated.  The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

(dollars in thousands)

	Three Months Ended March 31, 2005
	Net Sales		Income from Operations
	2005	2004	2005	2004

U.S.	$550,390	$520,931	$98,152	$80,124

International	111,671	100,287	$21,653	17,352
Total reportable segments	$662,061	$621,218	119,805	97,476
Corporate functions			(12,295)	(11,093)
Income from operations			107,510	86,383
Other, net			(5,964)	(868)
Income before income taxes			$101,546	$85,515

Note 11 – Incentive Stock Programs

Certain employees of Hospira who were Abbott employees prior to the spin-off held stock option awards granted under Abbott incentive stock programs.  For employees who were retirement eligible at the spin-off date, these awards remained options to purchase Abbott stock (“unconverted options”).

For those employees who were not retirement eligible at the spin-off date, the Abbott stock option awards were cancelled and replaced by new awards of options (“converted options”) to purchase Hospira common stock under the 2004 Plan at the time of the spin-off.  The converted options maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  All other terms of the converted options remain the same.

Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options. In accordance with this intrinsic value method, no compensation expense is recognized for Hospira’s stock option plans. If the fair value method of accounting was used for the Abbott and Hospira options, net income and earnings per share (EPS) in the periods during 2005 and 2004 would have been as follows:

(dollars in thousands)

	Three Months Ended March 31
	2005	2004
Net Income, as reported	$77,175	$64,991
Hospira stock-based compensation, net of tax	(2,384)	—
Pro forma net income including Hospira stock-based
compensation expense	74,791	64,991
Abbott stock-based compensation, net of tax (1)	—	(5,716)
Pro forma net income including all stock-based
compensation expense	$74,791	$59,275

Basic EPS, as reported	$0.49	$0.42
Basic EPS, pro forma	$0.48	$0.38
Diluted EPS, as reported	$0.49	$0.42
Diluted EPS, pro forma	$0.47	$0.38

Notes

(1)          For periods prior to the spin-off, these amounts reflect the Abbott stock-based compensation for Hospira employees, whether or not those awards were cancelled and replaced by Hospira awards at the time of the spin-off. For periods subsequent to the spin-off, Abbott awards for Hospira employees who were not retirement eligible were converted to Hospira options, and only the corresponding unvested portion of such awards impacts pro forma income.

The weighted average fair value for the Hospira options granted in the three months ended March 31, 2005 was $9.30. The weighted average fair value for the Abbott options granted in the three months ended March 31, 2004 was $11.79. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	2005	2004
Hospira Stock Options Black-Scholes assumptions
(weighted average):
Volatility	32.0%	N/A
Expected life (years)	3.4	N/A
Risk-free interest rate	4.0%	N/A
Dividend yield	0.0%	N/A

Abbott Stock Options Black-Scholes assumptions
(weighted average):
Volatility	N/A	32.0%
Expected life (years)	N/A	5.4
Risk-free interest rate	N/A	2.9%
Dividend yield	N/A	2.2%

In May 2005, approximately 2.6 million options were granted to certain employees for the 2005 annual stock option grant.

Note 12 – Relationship with Abbott

Hospira operated as part of Abbott through the spin-off date, during which time Abbott provided various services to Hospira. The cost of these services was allocated to Hospira utilizing various allocation methods.  Management believes that the methods used to allocate expenses to Hospira were reasonable. In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott will provide to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up. The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira were approximately $2 million for the three months ended March 31, 2005. Prior year amounts of $5 million for the three months ended March 31, 2004 include only those costs that were allocated to Hospira as a part of Abbott, including the costs related to leases noted below.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems.  The cost for the leases and additional services for the three months ended March 31, 2005 was approximately $6 million.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to the spin-off date, under Abbott’s and Hospira’s internal reporting practices, these services were provided at cost to the purchasing entity and Hospira’s sales to Abbott included the value of the bulk material. Subsequent to the spin-off date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only.  Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to approximately $45 million and $46 million for the three months ended March 31, 2005 and 2004, respectively. Product purchases from Abbott were approximately $19 million and $20 million for the three months ended March 31, 2005 and 2004, respectively.

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

Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira’s use of these assets during that period. As of March 31, 2005, the net book value of those assets and liabilities was approximately $273.2 million, of which $14.7 million is recorded as long-term. The net book value is primarily comprised of accounts receivable of $109.2 million, inventory of $92.9 million, equipment of $67.3 million and other, net of $3.8 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $115.4 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.  All charges between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In May 2005, Hospira purchased the net assets of Canada and the Netherlands from Abbott. Hospira expects to purchase the net assets of additional countries each quarter throughout the remaining transition period.

Item 2.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the productivity, safety and efficacy of patient care in the acute care setting.  Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (I.V.) fluids. Hospira is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals.  Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Transition from Abbott

For all periods prior to the spin-off, Hospira operated as a part of Abbott’s Hospital Products and International segments.  References to the historical assets, liabilities, products, businesses or activities of Hospira prior to the spin-off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Abbott and its subsidiaries prior to the spin-off. Hospira’s condensed consolidated financial statements for the three months ended March 31, 2005 reflect Hospira’s operations as a separate, stand-alone entity subsequent to the spin-off. The financial information in the financial statements included in the three months ended March 31, 2004, does not include all the expenses that would have been incurred, nor does it reflect Hospira’s results of operations, financial position and cash flows, had Hospira been a stand-alone company.

While the legal transfer of certain operations and assets (net of liabilities) outside the United States will occur over a two-year period after the spin-off date, these operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country.  Such transfers must be completed within two years after the spin-off date.

Hospira expects to incur increased expenses on an ongoing basis, including expenses relating to establishing corporate functions, operating and maintaining information technology systems, and operating internationally on a stand-alone basis, as well as on a non-recurring, transitional basis, including expenses relating to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. These non-recurring transitional costs are estimated to total approximately $100 million (pre-tax) over the 24-month period subsequent to the spin-off. As of March 31, 2005, Hospira had incurred $43.1 million of these costs, of which $10.7 million were incurred during the three months ended March 31, 2005.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies are included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis section of Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the application of the critical accounting policies since December 31, 2004.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151,’’Inventory Costs.’’ This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement is not expected to have a material effect on the financial statements of Hospira.

In December 2004, the FASB issued SFAS No. 123R, ‘‘Share-Based Payment,’’ which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ which previously allowed pro forma disclosure of certain compensation expense.  Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ which previously allowed the intrinsic value method of accounting for stock options rather than the fair value method when determining option value used to measure compensation cost. On April 14, 2005, the Securities and Exchange Commission adopted a rule that amended the compliance dates of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year beginning after June 15, 2005 (the first quarter of 2006 for Hospira). Upon implementation, Hospira will commence recording compensation expense for any outstanding unvested share-based payments over the remaining vesting period. In addition, compensation expense will be recorded for future grants of share-based payments over the specified vesting period. Hospira is currently evaluating the impact of SFAS No. 123R on its financial position and results of operations. Hospira discloses in Note 11 the pro forma net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied through March 31, 2005.

The American Jobs Creation Act of 2004 (‘‘Jobs Act’’), which was signed into law on October 22, 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In accordance with FASB Staff Position 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,’’ Hospira continues to evaluate whether it will repatriate qualified undistributed foreign earnings as a result of the Jobs Act. Tax authorities are expected to provide clarifying guidance on key elements of the repatriation legislation that remain unclear. Hospira has not yet completed its evaluation in part due to the pending clarifying language regarding spin-off transactions and its effect on the economic value of implementing any individual opportunity and its ability to meet qualifying criteria. Accordingly, at this time it is not possible to reasonably estimate the amount of undistributed earnings, if any, that may be repatriated and the income tax effects of such repatriation. Hospira expects to complete its evaluation by the end of 2005.

2005 First Quarter Events

•                  Signed a manufacturing, commercialization and development agreement for the Hospira critical care product line with ICU Medical and the related asset purchase agreement for the sale of the Salt Lake City, Utah manufacturing facility. Hospira will retain worldwide commercial responsibility for its critical care product line. The transaction subsequently closed on May 1, 2005.

•                  Announced a development agreement with Bridge Medical to create a new, wireless point-of-care medication management solution linking the Hospira MedNet™ software with the Bridge MedPoint™ barcode-enabled point-of-care system.

Factors that Influence Results of Operation

Hospira disclosed certain factors that influence its results of operations in the Management's Discussion and Analysis section of Hospira's Annual Report on Form 10-K for the year ended December 31, 2004.  Other than the factors discussed below, Hospira is not aware of any significant changes in such factors since December 31, 2004.

Hospira has historically distributed Berlex’s imaging agents. During the fourth quarter of 2004, Hospira received notification from Berlex that it was exercising the “wind-down” clause in the distribution agreement. Hospira has reached agreement with Berlex with respect to the terms of the “wind-down.”  Hospira anticipates that the relationship with Berlex will end in the second quarter of 2005. Hospira’s sales relating to this agreement are anticipated to be approximately $60 to $65 million, all of which will be recorded in the first half of the year. In addition, operating profits in 2005 related to this “wind-down” are expected to be negatively affected by approximately $8 million to $9 million compared to 2004.

Some wholesalers of Hospira’s pharmaceutical products are attempting to implement a fee-for-service model for the distribution of pharmaceutical products. Hospira is evaluating the potential impact of this possible change on its drug wholesale business model. Certain drug wholesalers have taken unilateral steps to implement service fees and are invoicing Hospira for these fees. Hospira denies that it owes additional service fees under its existing contracts with these drug wholesalers and has not recorded any provisions for these fees. Hospira is continuing to address this matter with the drug wholesalers, group purchasing organizations and its customers to resolve this matter. If these fees are successfully implemented, Hospira could experience increased costs to distribute its products, which could be material.

Approximately 50 percent of Hospira’s net sales are made under numerous contracts with group purchasing organizations (“GPO”). Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira has five GPO pharmacy contracts to be renewed or renegotiated during 2005. Of these five GPO pharmacy contracts, two have been extended into 2006, and the other three contracts are nearing completion of their renewals or extensions. Hospira expects to secure its base business with respect to all the contracts up for renewal.

Results of operations for the three months ended March 31, 2005 compared to March 31, 2004

The results of Hospira’s operations for the three months ended March 31, 2004 reflect Hospira’s operations as a part of Abbott prior to the spin-off.

Net Sales

Net sales increased 6.6% in the first quarter of 2005 compared to the first quarter of 2004. Sales to third parties represented 6.7% growth in overall sales, driven by volume/product mix of 5.6%, exchange of 0.7% and price of 0.4%. Sales to Abbott had an unfavorable impact of (0.1%) on overall sales growth driven by the exclusion of the bulk drug cost for certain products post-spin, partially offset by increased demand.

A comparison of product line sales is as follows:

	Three Months Ended March 31
			Percent
			Change vs.
	2005	2004	Prior Year*
U.S. —
Specialty Injectable Pharmaceuticals	$224	$205	9.6
Medication Delivery Systems	188	187	0.7
Injectable Pharmaceutical Contract Manufacturing	50	38	32.1
Sales to Abbott Laboratories	28	36	(22.6)
Other	60	55	8.3

Total U.S.	550	521	5.7

International —

Sales to Third Parties	95	90	4.2
Sales to Abbott Laboratories	17	10	79.5

Total International Sales	112	100	11.4

Consolidated Net Sales	$662	$621	6.6

* Percent change computed based on unrounded numbers.

The sales increase in Specialty Injectable Pharmaceuticals was primarily due to increased sales of Berlex imaging agents, higher sales of generic anti-infective products, new products (fluconazole and deferoxamine), increased sales of Precedex®, and favorable price, partially offset by a decline in Corlopam® due to generic competition.  The sales increase in Medication Delivery Systems was driven by growth in medication management, partially offset by a decline in infusion therapy products.  The growth in medication management was due to increased placements of Hospira’s newer technology PlumA+® pumps and the impact of the change in business model in late 2004 which resulted in sales-type lease accounting. The decline in infusion therapy product sales was driven by lower pricing on sets, as well as the expiration of a contract under which Hospira sold product to a competitor, partially offset by favorable volume/mix.  The sales increase in Injectable Pharmaceutical Contract Manufacturing was primarily due to the timing of customer shipments, favorable price, and growth in demand for several existing supply agreements. The decrease in U.S. Sales to Abbott was due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2004 included the cost of these bulk drugs.  This reflects the post spin-off manufacturing arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value-added portion plus a markup for these products. This reduction was partially offset by increased demand by Abbott for several of its products and by the markup on product sold to Abbott after the spin-off. The increase in Other U.S. sales was primarily due to increased sales of new products to non-hospital healthcare customers, partially offset by a decline in critical care products.  International Sales to Third

Parties increased primarily due to favorable foreign exchange rates. International Sales to Abbott increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off.

Gross Profit

Gross profit increased approximately $49.4 million, or 29.4%, for the quarter ended March 31, 2005, compared with the same period in 2004. Gross profit margin increased to 32.9% for the first quarter of 2005, from 27.1% for the first quarter of 2004. The increased margin is primarily the result of volume/product mix improvement of 1.9%, the markup on sales to Abbott of 1.4%, reduced benefit costs of 1.8% as a result of the changes in benefit plans in 2004, manufacturing productivity of 1.5%, the impact of foreign exchange of 0.5% and a slight increase in price of 0.3%. These increases were partially offset by additional depreciation of (0.8)% resulting from the 2004 revision in the estimated useful life for certain drug delivery pumps placed with customers, an impairment charge of (0.4)% related to the assets held for sale at March 31, 2005 and other changes of (0.4)%.

Research and Development

Research and development expenses increased approximately $3.9 million, or 16.1%, for the quarter ended March 31, 2005, compared with the same period in 2004. The increase in research and development expenses was primarily due to spending on new product development related to the development of integrated software for drug delivery devices that reduce medication errors, a next generation drug delivery device and new compounds added to Hospira’s generic injectable drug pipeline. Research and development expenses increased to 4.3% of net sales for the quarter ended March 31, 2005, compared with 3.9% of net sales for the same period in 2004.

Selling, General and Administrative

Selling, general and administrative expenses increased approximately $24.4 million, or 42.4%, for the quarter ended March 31, 2005, compared with the same period in 2004. The increase was primarily due to additional costs related to becoming a separate stand-alone public company.  These costs include the establishment of corporate functions, legal and other professional services, insurance, information technology and costs relating to establishing business infrastructure outside the United States. Selling, general and administrative expenses increased to 12.4% of net sales for the quarter ended March 31, 2005, compared with 9.3% of net sales for the same period in 2004.

Interest and Other (Income) Expense , Net

Interest expense was approximately $7.2 million for the quarter ended March 31, 2005, compared with no expense in the same period in 2004. The increase was primarily due to interest relating to the senior unsecured notes, which were issued in June 2004 to repay the senior unsecured credit facility that Hospira incurred as part of the spin-off. Other (income) expense, net was $(1.2) million for the three months ended March 31, 2005 compared to $0.9 million for the three months ended March 31, 2004. The change was primarily related to interest income in 2005. Prior to the spin-off, Hospira did not hold cash.

Income Tax Expense

The effective tax rate was 24.0% for each of the quarters ended March 31, 2005 and 2004. Hospira estimates its 2005 annual effective tax rate to be 24%. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.

Liquidity and Capital Resources at March 31, 2005 compared with December 31, 2004

Net Cash From Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures.  Capital resources include cash on hand and borrowing availability under Hospira’s $375 million credit facility.

Operating activities provided net cash of $90.4 million, primarily driven by net income of $77.2 million and non-cash depreciation and amortization charges of $40.6 million, offset by changes in operating assets and liabilities of $27.4 million.  The changes in operating assets and liabilities consist principally of an increase in accounts receivables generated primarily by increases in third-party sales, and an increase in inventory.  The change in Other, net is due primarily to an increase in income taxes payable, net of cash payments.

Net Cash From Investing Activities of $22.4 million includes $72.4 million in sales of marketable debt securities offset by capital expenditures of $50.1 million for upgrading and expanding manufacturing and administrative support facilities and information technology systems. Annual capital expenditures for 2005 are expected to be approximately $250 million to $275 million.

Net Cash Provided by Financing Activities of $17.1 million consists primarily of proceeds from employee stock option exercises.

At March 31, 2005, Hospira’s working capital was approximately $769.0 million, compared to working capital of approximately $662.1 million at December 31, 2004.  The increase in working capital in 2005 was mainly due to the increase in cash and cash equivalents, trade receivables, and a decrease in the current portion of “Due to Abbott, Net,” which is primarily related to the liability for the international net assets to be purchased from Abbott, offset by an increase in other accrued liabilities. The increase in cash is due primarily to operating cash flow from operations as discussed above.

Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, and funds available from its revolving credit facility will be sufficient to finance its operations, including product development, transition costs, international net asset acquisitions, and capital expenditures, for the foreseeable future.

In March 2005, Hospira entered into economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

Hospira’s revolving credit facility consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements. On April 29, 2005, the Revolver was amended to reduce or eliminate certain restrictions, in order to increase Hospira's operating flexibility. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of March 31, 2005, Hospira had no amounts outstanding under the Revolver.

The amended Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. Under such covenants, Hospira is restricted from allowing liens on properties or assets, or merging or consolidating with any other corporation.  The amended Revolver further restricts Hospira from selling certain assets.  Under the amended Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of March 31, 2005, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes.

Hospira is obligated to purchase certain international operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third party distributors. The purchase price will be equal to the net book value of those assets and liabilities at the time of such purchase. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest on a portion of this purchase price at local prevailing short-term rates in connection with Hospira’s use of these assets during that period. Hospira expects to fund these net asset purchases from operating cash flow. As of March 31, 2005, the net book value of those assets and liabilities was approximately $273.2 million. The amount owed for the net book value of assets and liabilities is offset by $115.4 million of items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. In May 2005, Hospira purchased the net assets of Canada and the Netherlands from Abbott. Hospira expects to purchase the net assets of additional countries each quarter throughout the remaining transition period.

Contractual Obligations

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes Hospira’s estimated contractual obligations as of March 31, 2005 (dollars in millions):

	Payment Due by Period
					2010 and
	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt and interest payments	$1,010.3	$38.5	$76.9	$376.9	$518.0
Lease obligations	149.0	16.2	32.5	28.9	71.4
Purchase commitments (1)	310.7	258.9	51.1	0.7	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	18.7	—	18.7	—	—
Amounts due to Abbott for acquisition of certain international net assets (3)	273.2	222.0	51.2	—	—
Total	$1,761.9	$535.6	$230.4	$406.5	$589.4

(1)	Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements.
(2)	Excludes approximately $83.6 million of other long-term liabilities related primarily to post-retirement benefit plans.
(3)

The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $115.4 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

Legislative Issues

The Jobs Act, signed into law in October 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Tax authorities are expected to provide clarifying guidance on key elements of the repatriation legislation that remain unclear. Hospira has not yet completed its evaluation of the effect of the Jobs Act on undistributed earnings, in part due to the pending clarifying language regarding spin-off transactions and its effect on the economic value of implementing any individual opportunity and its ability to meet qualifying criteria. Accordingly, at this time it is not possible to reasonably estimate the amount of undistributed earnings, if any, that may be repatriated and the income tax effects of such repatriation. Hospira expects to complete its evaluation by the end of 2005.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding Hospira’s business as an independent public company are forward-looking statements. Please be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from Hospira’s expectations.

Economic, competitive, governmental, technological and other factors that may affect Hospira’s operations are discussed in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004.  Accordingly, undue reliance should not be placed on the forward-looking statements contained in this document. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt.  The objectives of the transactions entered into were to (i) maintain a capital structure containing appropriate amounts of fixed and floating rate debt, and (ii) lower the interest expense on these notes in the near term.  Hospira does not expect cash flows from debt related interest rate-sensitive instruments to be affected to a significant degree by reasonable changes in market interest rates.

There have been no other material changes to the information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.           Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Terrence C. Kearney, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

(b)         Changes in internal controls. During Hospira’s most recent fiscal quarter, there was no change in Hospira’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits.  Hospira has been added as a defendant in one AWP proceeding, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas.  The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program.  Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

Hospira has been named as a defendant in a lawsuit brought by three employees alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Income Security Act of 1974 The lawsuit was filed on November 8, 2004, in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The lawsuit seeks class action certification on behalf of “All employees of Abbott who were participants and beneficiaries of the Abbott Benefit Plans whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off announced by Abbott on August 22, 2003.” On April 27, 2005, the court issued an opinion denying the motions of Abbott and Hospira to dismiss the complaint. The ruling is not a determination of the merits of the plaintiffs’ claims. Hospira denies all material allegations asserted against it in the complaint.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Item 2.           Changes in Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value)
	Total Number of		Part of Publicly	of Shares that May Yet be
	Shares Purchased	Average Price	Announced Plans or	Purchased Under the Plans
Period	(1)	Paid per Share	Programs	or Programs
January 1-January 31, 2005	7,415	32.75	—	—
February 1-February 28, 2005	4,122	29.30	—	—
March 1-March 31, 2005	9,657	31.63	—	—
Total	21,194	31.57

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

Item 6.           Exhibits

(a)          Exhibits

EXHIBIT NO.	DESCRIPTION
10.1

Credit Agreement and Guaranty, dated as of April 30, 2004, as amended as of April 29, 2005, among Hospira, Inc., as the Borrower and the Guarantor, certain Subsidiary Borrowers, the lenders named therein, Citigroup Global Markets Inc., ABN AMRO Incorporated, and Morgan Stanley Senior Funding, Inc., as Joint Lead Bookunners and Joint Lead Arrangers, ABN AMRO Bank N.V., and Morgan Stanley Senior Funding, Inc., as Joint Syndication Agents, Bank One, NA and Bank of America, N.A., as Co-Documentation Agents and Citicorp North America, Inc., as Administrative Agent

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

Date: May 12, 2005