Form 10-Q
period 2005-06-30
HOSPIRA INC
filed 2005-08-11
CIK 1274057

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, Hospira, Inc. had outstanding 159,885,858 common shares, par value $0.01 per share.

Table of Contents

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$618,510	$617,367	$1,235,205	$1,192,565
Net sales to Abbott Laboratories	43,405	50,025	88,771	96,045
Total Net Sales	661,915	667,392	1,323,976	1,288,610

Cost of products sold	443,497	456,765	887,782	909,644
Gross Profit	218,418	210,627	436,194	378,966

Research and development	32,851	28,087	61,242	52,533
Selling, general and administrative	87,409	66,931	169,284	124,441
Curtailment of post-retirement medical and dental benefits	—	(64,636)	—	(64,636)
Income From Operations	98,158	180,245	205,668	266,628

Interest expense	6,857	2,684	14,026	2,684
Other (income) expense, net	(3,476)	526	(4,681)	1,394
Income Before Income Taxes	94,777	177,035	196,323	262,550

Income tax expense	22,746	51,265	47,117	71,789
Net Income	$72,031	$125,770	$149,206	$190,761

Earnings Per Common Share:
Basic	$0.45	$0.80	$0.94	$1.22
Diluted	$0.44	$0.80	$0.93	$1.22

Weighted Average Common Shares Outstanding:
Basic	158,568	156,048	157,896	156,048
Diluted	160,908	156,551	159,757	156,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2005	2004

Cash Flow From (Used in) Operating Activities:

Net income	$149,206	$190,761
Adjustments to reconcile net income to net cash from operating activities
Depreciation	79,606	67,639
Amortization of intangibles	936	2,153
Curtailment of post-retirement medical and dental benefits	—	(64,636)
Trade receivables	(812)	(23,808)
Inventories	5,339	(37,275)
Prepaid expenses and other assets	(5,721)	(4,458)
Trade accounts payable and other liabilities	20,729	85,020
Other, net	50,875	4,161
Net Cash From Operating Activities	300,158	219,557

Cash Flow (Used in) From Investing Activities:

Acquisitions of property and equipment	(131,089)	(108,347)
Proceeds from asset dispositions	31,818	—
Sales of marketable securities	72,438	—
Net Cash (Used in) Investing Activities	(26,833)	(108,347)

Cash Flow From (Used in) Financing Activities:

Net transactions with Abbott Laboratories prior to spin-off	—	(20,845)
Pre-distribution dividend to Abbott	—	(700,000)
Payment to Abbott for international net assets	(45,768)	—
Issuance of long-term debt, net of fees paid	1,750	1,393,425
Repayment of long-term debt	(44)	(700,000)
Net change in revolving credit facility	—	25,000
Proceeds from stock options exercised	70,255	103
Net Cash From (Used in) Financing Activities	26,193	(2,317)

Effect of exchange rate changes on cash and cash equivalents	(2,532)	(13)

Net change in cash and cash equivalents	296,986	108,880
Cash and cash equivalents at beginning of period	127,695	—
Cash and cash equivalents at end of period	$424,681	$108,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	June 30	December 31
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$424,681	$127,695
Marketable securities	—	72,438
Trade receivables, less allowances of $15,174 in 2005 and $16,083 in 2004	317,928	326,356
Inventories:
Finished products	292,777	330,111
Work in process	82,041	70,329
Materials	119,971	117,884
Total inventories	494,789	518,324
Prepaid expenses, deferred income taxes and other receivables	161,590	153,512
Total Current Assets	1,398,988	1,198,325
Property and equipment, at cost	2,147,493	2,173,933
Less: accumulated depreciation and amortization	1,186,767	1,227,629
Net Property and Equipment	960,726	946,304
Intangible assets, net of amortization	621	1,057
Goodwill	80,973	80,973
Other assets	108,597	116,131
Total Assets	$2,549,905	$2,342,790
Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$96,779	$101,537
Salaries payable and other accruals	330,985	268,615
Due to Abbott, net	122,469	166,042
Total Current Liabilities	550,233	536,194
Due to Abbott, net	—	23,100
Long-term debt	698,618	698,841
Post-retirement obligations, deferred income taxes and other long-term liabilities	99,059	100,736
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding: 159,699,485 shares	1,597	1,570
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Unearned compensation	(263)	(114)
Additional paid-in capital	871,550	791,252
Retained earnings	352,528	203,322
Accumulated other comprehensive (loss)	(23,417)	(12,111)
Total Shareholders’ Equity	1,201,995	983,919
Total Liabilities and Shareholders’ Equity	$2,549,905	$2,342,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Unearned	Retained
	Shares	Amount	(Loss)	Capital	Compensation	Earnings	Total

Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$(114)	$203,322	$983,919

Net Income	—	—	—	—	—	149,206	149,206

Other comprehensive loss	—	—	(11,306)	—	—	—	(11,306)

Changes in shareholders’ equity related to incentive stock programs	2,729	27	—	80,298	(149)	—	80,176

Balances at June 30, 2005	159,699	$1,597	$(23,417)	$871,550	$(263)	$352,528	$1,201,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2005

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

Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories (“Abbott”) on April 30, 2004 (the “spin-off date”). The accompanying unaudited interim condensed consolidated financial statements reflect Hospira’s operations as a separate, stand-alone entity for all periods subsequent to April 30, 2004. For periods through April 30, 2004, the financial statements reflect the historical operations of Hospira when it operated as a part of Abbott and include expense allocations related to services provided to Hospira by Abbott. Hospira considers those allocations to be reasonable reflections of the utilization of services provided. As the financial statements for the three and six months ended June 30, 2004, combine Hospira’s operations as part of Abbott prior to the spin-off and as a separate, stand-alone entity after the spin-off, they do not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone company throughout these periods.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country. The first transfers, Canada and the Netherlands, occurred in the second quarter of 2005.

Note 2 –Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (“SFAS”) No. 151,’’Inventory Costs.’’ This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expenses. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. For Hospira, this statement is effective for inventory costs incurred after December 31, 2005. Hospira is currently evaluating the potential impact of SFAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment,’’ which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ which previously allowed the intrinsic value method of accounting for stock options rather than the fair value method when determining option value used to measure compensation cost. Since Hospira currently accounts for share-based payments using the intrinsic value method, Hospira’s results of operations have not included the recognition of compensation expense. Had Hospira applied the fair-value criteria established in SFAS No. 123R to previous stock option grants, the impact to the results of operations would have approximated the pro forma expense under SFAS No. 123, which is disclosed in Note 11.

On April 14, 2005, the SEC adopted a rule that amended the compliance date of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year which begins after June 15, 2005 (January 1, 2006 for Hospira). The effect of adopting SFAS No. 123R on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

The American Jobs Creation Act of 2004 (‘‘Jobs Act’’), which was signed into law on October 22, 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.

In accordance with FASB Staff Position 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,’’ Hospira continues to evaluate the legislation and whether it will elect to repatriate qualified undistributed foreign earnings as a result of the Jobs Act.  Based on the analysis to date, the range of possible amounts that Hospira is considering for repatriation is between $0 and $220 million, with the corresponding income tax effects ranging from $0 to $12.6 million. Hospira expects to complete its evaluation by the end of 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior periods financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material affect on Hospira’s financial position or results of operations.

Note 3 – Acquisition and Dispositions

On July 29, 2005, Hospira acquired Physiometrix, Inc., a developer of non-invasive medical devices.  The acquisition will broaden Hospira’s portfolio of products for the hospital operating room and intensive care unit, providing anesthesia-monitoring devices used during surgical and diagnostic procedures.  Hospira paid $23 million in cash for all outstanding shares of Physiometrix plus the assumption of Physiometrix’s debt of $1 million. The impact of the acquisition is not expected to be material to Hospira’s results of operations in 2005.

On February 28, 2005, Hospira announced a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. and the sale of related assets. Under the terms of the agreements, on May 1, 2005, ICU Medical purchased Hospira’s Salt Lake City, Utah, manufacturing facility and related equipment and inventory for $31.8 million in cash. As a result of these agreements, during the first quarter of 2005, Hospira classified the property and equipment to be sold under the agreements, totaling $20.7 million, as held for sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Hospira recorded an impairment charge of $2.4 million, representing the amount by which the carrying value of the assets exceeds the fair value less cost to sell.  In addition, raw materials and work in process inventory of $10.1 million were sold as part of the transaction. In connection with the closing of the sale in the second quarter of 2005, Hospira recorded a loss of $13.4 million, which is Hospira’s best estimate of the cost of certain obligations that Hospira is required to reimburse ICU Medical for up to 24 months after closing. The total impact of the impairment in the first quarter and the loss recorded in the second quarter is a loss of $15.8 million and is recorded in cost of goods sold.

Note 4 – Income Taxes

Taxes on income reflect the estimated annual effective rates and are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. Abbott has retained responsibility for all tax liabilities through April 30, 2004.

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

(shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Weighted average common shares outstanding	158,568	156,048	157,896	156,048
Assumed exercise of stock options	2,340	503	1,861	503
Weighted average dilutive common shares outstanding	160,908	156,551	159,757	156,551

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 1.4 million and 1.5 million for the three and six months ended June 30, 2005, respectively, and 4.9 million for the three and six months ended June 30, 2004.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are immaterial at June 30, 2005, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.”

Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 7  - Post-Retirement Benefits

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

Net Pension and Medical and Dental Benefit Cost

In the second quarter of 2004, Hospira announced a series of benefit plan changes including the enhancement of its 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004.  Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the plan will continue to age into their benefits and will be entitled to all benefits earned when they retire. Beginning January 1, 2005, all U.S. non-union employees are eligible to receive an additional company-matching contribution to the 401(k) plan and employees that are age 40 and above, as of December 31, 2004, are eligible to receive an additional company-matching contribution for five years beginning in 2005.

Net cost (benefit) recognized for the three and six months ended June 30, 2005 and 2004 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans
	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004(1)	2005	2004(1)
Service cost for benefits earned during the year	$529	$6,993	$1,058	$14,767
Interest cost on projected benefit obligations	5,508	8,230	11,016	19,184
Expected return on plans’ assets	(7,345)	(8,860)	(14,690)	(21,611)
Net amortization	306	1,380	612	2,688
Curtailment of benefits	—	1,500	—	1,500
Net pension (benefit) cost	$(1,002)	$9,243	$(2,004)	$16,528

Notes

(1)	The net pension cost for the three and six months ended June 30, 2004 includes costs allocated from Abbott for all Hospira employees, including employees who were retired as of the spin-off date.

(dollars in thousands)

	Medical and Dental Plans
	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004(1)	2005	2004(1)
Service cost for benefits earned during the year	$359	$1,563	$718	$5,891
Interest cost on projected benefit obligations	789	2,185	1,578	7,811
Net amortization	483	373	966	1,181
Curtailment	—	(64,636)	—	(64,636)
Net medical and dental cost (benefit)	$1,631	$(60,515)	$3,262	$(49,753)

Notes

(1)

The net medical and dental cost for the three and six months ended June 30, 2004 includes costs allocated from Abbott for all U.S. Hospira employees, including employees who were retired or eligible to retire as of the spin-off date.

Hospira’s employees participated through the spin-off date in the Abbott Laboratories Stock Retirement Plan that is Abbott’s principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to these defined contribution plans for the three months ended June 30, 2005 and 2004 were $8.2 million and $4.8 million, respectively.  For the six months ended June 30, 2005 and 2004 contributions were $30.3 million and $9.6 million, respectively. Included in the six months ended June 30, 2005 is a $13.8 million one-time company contribution that was announced and accrued in 2004.

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

In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

Hospira’s revolving credit facility consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements. On April 29, 2005, the Revolver was amended to reduce or eliminate certain restrictions, in order to increase Hospira’s operating flexibility. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of June 30, 2005, Hospira had no amounts outstanding under the Revolver.

The amended Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with any other corporation.  The amended Revolver further limits Hospira’s ability to sell its assets.  Under the amended Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of June 30, 2005, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

Note 9 - Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Foreign currency translation (losses)	$(6,668)	$(7,154)	$(10,886)	$(39,458)
Unrealized (losses) gains on marketable equity securities	(127)	(473)	(420)	686
Minimum pension liability adjustment	—	47,324	—	47,324
Total other comprehensive (loss) income	(6,795)	39,697	(11,306)	8,552
Less effect of distribution from Abbott	—	(48,475)	—	(48,475)
Adjusted other comprehensive (loss)	(6,795)	(8,778)	(11,306)	(39,923)
Net Income	72,031	125,770	149,206	190,761
Total Comprehensive Income	$65,236	$116,992	$137,900	$150,838

	June 30,	December 31,
	2005	2004
Cumulative foreign currency translation gains	$620	$11,506
Cumulative minimum pension liability adjustments, net of tax	(25,360)	(25,360)
Cumulative unrealized gains on marketable equity securities, net of tax	1,323	1,743
Accumulated Other Comprehensive (Loss)	$(23,417)	$(12,111)

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

(dollars in thousands)

	Three Months Ended June 30				SixMonths Ended June 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2005	2004	2005	2004 (1)	2005	2004	2005	2004 (1)
U.S.
	$549,380	$555,501	$92,674	$159,515	$1,099,770	$1,076,432	$190,826	$239,639
International
Total reportable segments	112,535	111,891	$20,539	34,480	224,206	212,178	42,192	51,832
Corporate functions	$661,915	$667,392	113,213	193,995	$1,323,976	$1,288,610	233,018	291,471
Income from operations			(15,055)	(13,750)			(27,350)	(24,843)
Other			98,158	180,245			205,668	266,628
Income before income taxes			(3,381)	(3,210)			(9,345)	(4,078)
			$94,777	$177,035			$196,323	$262,550

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

In May 2004, Hospira awarded a Founders Grant of 8.4 million options under the 2004 Plan to substantially all employees in the United States and certain international employees, at the fair market value at the time of grant. These options generally vested in six months and have a five-year term for all employees except for corporate officers, whose options vest over three years and have a ten-year term.

In May 2005, 2.6 million options were granted to certain employees for the 2005 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years and have a ten-year term.

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

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net Income, as reported	$72,031	$125,770	$149,206	$190,761
Hospira stock-based compensation, net of tax	(5,129)	(12,000)	(7,513)	(12,000)

Pro forma net income including Hospira stock-based compensation expense	66,902	113,770	141,693	178,761
Abbott stock-based compensation, net of tax (1)	—	(1,674)	—	(7,048)
Pro forma net income including all stock-based compensation expense	$66,902	$112,096	$141,693	$171,713

Basic EPS, as reported	$0.45	$0.80	$0.94	$1.22
Basic EPS, pro forma	$0.42	$0.72	$0.90	$1.10
Diluted EPS, as reported	$0.44	$0.80	$0.93	$1.22
Diluted EPS, pro forma	$0.42	$0.72	$0.89	$1.10

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

The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2005 was $11.29 and $11.26, respectively. The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2004 was $6.61. The weighted average fair value for the Abbott options granted in the three and six months ended June 30, 2004 was $11.79. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	30.0%	32.0%	30.0%	32.0%
Expected life (years)	5.2	2.9	5.1	2.9
Risk-free interest rate	3.9%	2.9%	3.9%	2.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	N/A	32.0%	N/A	32.0%
Expected life (years)	N/A	5.4	N/A	5.4
Risk-free interest rate	N/A	2.9%	N/A	2.9%
Dividend yield	N/A	2.2%	N/A	2.2%

Note 12 – Relationship with Abbott

Hospira operated as part of Abbott through the spin-off date, during which time Abbott provided various services to Hospira. The cost of these services was allocated to Hospira utilizing various allocation methods which management believes were reasonable. In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provide to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up.  The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira was $1 million and $3 million for the three and six months ended June 30, 2005. Prior year amounts of $5 million and $10 million for the three and six months ended June 30, 2004 include those costs that were allocated to Hospira as a part of Abbott, as well as costs charged by Abbott under transition service agreements subsequent to the spin-off date, including the costs related to leases noted below.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems.  The cost for the leases and additional services for the three and six months ended June 30, 2005 was $7 million and $13 million, respectively.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to the spin-off date, under Abbott’s and Hospira’s internal reporting practices, these services were provided at cost to the purchasing entity and Hospira’s sales to Abbott included the value of the bulk material. Subsequent to the spin-off date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only.  Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to $43 million and $89 million for the three and six months ended June 30, 2005 and $50 million and $96 million for the three and six months ended June 30, 2004, respectively. Product purchases from Abbott were $20 million and $39 million for the three and six months ended June 30, 2005 and $20 million and $40 million for the three and six months ended June 30, 2004, respectively.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest,  at local prevailing short-term rates, in connection with Hospira’s use of certain of these assets during that period. As of June 30, 2005, the net book value of the assets and liabilities that had not yet transferred was $223.0 million. The net book value is primarily comprised of accounts receivable of $88.3 million, inventory of $72.7 million, equipment of $59.7 million and other, net of $2.3 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $104.9 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.  All charges between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In the second quarter of 2005, the net assets of Canada and the Netherlands were legally transferred from Abbott. The total amount paid was $45.8 million. Subsequent to June 30, 2005, the net assets of several additional countries were transferred to Hospira from Abbott.  Hospira expects to transfer the net assets of additional countries each quarter throughout the remaining transition period.

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

Transition from Abbott

Hospira became a separate public company on April 30, 2004, pursuant to a spin-off from Abbott Laboratories. For all periods prior to the spin-off, Hospira operated as a part of Abbott’s Hospital Products and International segments.  References to the historical assets, liabilities, products, businesses or activities of Hospira prior to the spin-off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Abbott and its subsidiaries prior to the spin-off. Hospira’s condensed consolidated financial statements for the three and six months ended June 30, 2005 reflect Hospira’s operations as a separate, stand-alone entity subsequent to the spin-off. The financial statements for the three and six months ended June 30, 2004 combine Hospira’s operations as part of Abbott prior to the spin-off and as a separate, stand-alone entity after the spin-off, and do not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone company throughout these periods.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country. The first transfers, Canada and the Netherlands, occurred in the second quarter of 2005. Subsequent to June 30, 2005,  the net assets of several additional countries were transferred  from Abbott. Hospira expects to transfer the net assets of additional countries each quarter throughout the remaining transition period.

Hospira expects to continue to incur increased expenses on an ongoing basis, including expenses relating to establishing corporate functions, operating and maintaining information technology systems, and operating internationally on a stand-alone basis. Additionally, Hospira expects to incur expenses on a non-recurring, transitional basis, including those related to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. These non-recurring transitional costs are estimated to total approximately $100 million (pre-tax) over the 24-month period subsequent to the spin-off, of which $53.3 million has been incurred through June 30, 2005. During the three and six months ended June 30, 2005, $10.2 million and $20.9 million, respectively, of non-recurring transition costs were incurred.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in the application of the critical accounting policies since December 31, 2004.

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151,’’Inventory Costs.’’ This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expenses. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities.  For Hospira, this statement is effective for inventory costs incurred after December 31, 2005. Hospira is currently evaluating the potential impact of SFAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options rather than the fair value method when determining option value used to measure compensation cost. Since Hospira currently accounts for share-based payments using the intrinsic value method, Hospira’s results of operations have not included the recognition of compensation expense. Had Hospira applied the fair-value criteria established in SFAS No. 123R to previous stock option grants, the impact to the results of operations would have approximated the pro forma expense under SFAS No. 123, which is disclosed in Note 11.

On April 14, 2005, the SEC adopted a rule that amended the compliance dates of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year which begins after June 15, 2005 (January 1, 2006 for Hospira). The effect of adopting SFAS No. 123R on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

The American Jobs Creation Act of 2004 (“Jobs Act”), which was signed into law on October 22, 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” Hospira continues to evaluate the legislation and whether it will elect to repatriate qualified undistributed foreign earnings as a result of the Jobs Act.  Based on the analysis to date, the range of possible amounts that Hospira is considering for repatriation is between $0 and $220 million, with the corresponding income tax effects ranging from $0 to $12.6 million.  Hospira expects to complete its evaluation by the end of 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior periods financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material affect on Hospira’s financial position or results of operations.

2005 Second Quarter Highlights

•                  Launched the international regional headquarters for Europe, the Middle East and Africa (EMEA) in Amsterdam, and for Canada in Montreal. These are the first of four regional hubs that will support Hospira’s operations outside the United States.

•                  Announced an agreement to acquire Physiometrix, Inc., a NASDAQ-listed medical device manufacturer, which subsequently closed on July 29. The acquisition will broaden Hospira’s portfolio of products for the hospital operating room and intensive care unit, providing anesthesia-monitoring devices used during surgical and diagnostic procedures.

•                  Launched the wireless version of the Hospira MedNet™ system for the Plum A+ infusion pump platform. The new wireless version also establishes real-time send-and-receive capability and links to the hospital information system network. The Hospira MedNet medication management software system provides scalable and upgradeable options for hospitals of varying size and technological needs

•                  Completed the sale of the Salt Lake City manufacturing facility to ICU Medical. This transaction enables Hospira to combine its sales and marketing capabilities with ICU Medical’s expertise in cost-efficient custom manufacturing, allowing Hospira to better address customer needs for a more specialized critical care product line. The transaction also reinforces Hospira’s continued commitment to optimize manufacturing productivity and improve efficiencies across its operations, a critical element of the company’s stated strategy to improve margins and cash flow.

Risk Factors

Please refer to “Item 1. Business - Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject.

Factors that Influence Results of Operations

In “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2004, Hospira highlighted certain factors that influence its results of operations.  Other than as discussed below, Hospira is not aware of any significant changes in such factors since December 31, 2004.

Until the second quarter of 2005, Hospira had historically distributed certain imaging agent products of Berlex, Inc. During the fourth quarter of 2004, Hospira received notification from Berlex that it was exercising the “wind-down” clause in the distribution agreement. The wind-down was completed in the second quarter of 2005, and Hospira no longer distributes Berlex imaging agents. Hospira recognized sales under the completed Berlex agreement of $67 million in the first half of 2005. Operating profits for the full year 2005 related to the termination of the Berlex distribution agreement will be negatively affected by $9 million compared to 2004.

Some wholesalers of Hospira’s generic pharmaceutical products are attempting to implement a fee-for-service model for the distribution of such products. Hospira is evaluating the potential impact of this possible change on its drug wholesale business model. Certain drug wholesalers have taken unilateral steps to implement service fees and are invoicing Hospira for these fees. One wholesaler has begun to deduct these fees from amounts payable to Hospira.  Hospira denies that it owes additional service fees under its existing contracts with these drug wholesalers and has not recorded any provisions for these fees. Hospira is continuing to address this matter with the drug wholesalers, group purchasing organizations and its customers to resolve this matter. If Hospira does not reach a satisfactory resolution of this matter with the wholesalers, Hospira will consider directly distributing these products.  If these fees are successfully implemented or if Hospira uses alternative methods of distribution, including direct distribution, Hospira could experience increased costs to distribute its products, which could be material.

Approximately 50 percent of Hospira’s net sales are made under numerous contracts with group purchasing organizations (“GPO”). Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira had five GPO pharmacy contracts to be renewed or renegotiated during 2005. Of these five GPO pharmacy contracts, two have been extended into 2006, two contracts were completed with multi-year contracts signed and one contract is nearing completion of an extension. Hospira expects to secure its base business with respect to all contracts up for renewal.

Results of operations for the three months ended June 30, 2005 compared to June 30, 2004

The results of Hospira’s operations for the three months ended June 30, 2004 combine Hospira’s operations as a part of Abbott for periods prior to the spin-off on April 30, 2004 and Hospira’s operations as a separate, stand-alone entity after the spin-off.

Net Sales

Net sales decreased (0.8%) in the second quarter of 2005 compared to the second quarter of 2004. Sales to third parties represented 0.2% growth in overall sales, driven by exchange of 0.6% and price of 1.5%, partially offset by volume/mix of (1.9)%, which includes the unfavorable impact of the Berlex contract termination of (5.0)% as well as 1.5% related to sales-type lease accounting for pumps. In late 2004, Hospira changed its business model, which resulted in sales-type lease accounting for new pump leases. Sales to Abbott had an unfavorable impact of (1.0%) on overall sales, driven by the exclusion of the bulk drug cost for certain products post-spin and decreased demand.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended June 30
			Percent
			Change
			vs. Prior
	2005	2004	Year*
U.S. —
Specialty Injectable Pharmaceuticals	$201	$221	(9.2)
Medication Delivery Systems	204	192	6.2
Injectable Pharmaceutical Contract Manufacturing	52	46	13.6
Sales to Abbott Laboratories	27	34	(21.0)
Other	65	62	5.1

Total U.S.	549	555	(1.1)

International —

Sales to Third Parties	96	96	0.1
Sales to Abbott Laboratories	17	16	3.2

Total International Sales	113	112	0.6

Consolidated Net Sales	$662	$667	(0.8)

*                 Percent change computed based on unrounded numbers.

The sales decrease in Specialty Injectable Pharmaceuticals was primarily due to the termination of the Berlex imaging agents distribution agreement and the impact of increased generic competition on Hospira’s Corlopam® product. Sales of the remainder of the Specialty Injectable Pharmaceuticals product line were strong, driven by the impact of sales of new products (fluconazole and deferoxamine), increased sales of syringe products, and favorable price. The sales increase in Medication Delivery Systems was driven by growth in medication management, partially offset by a decline in infusion therapy products. The growth in medication management was due to increased placements of Hospira’s newer technology PlumA+® pumps with Hospira MedNet™ and the impact of the change in business model in late 2004, which resulted in sales-type lease accounting. The decline in infusion therapy product sales was driven by the expiration of a contract under which Hospira sold product to a competitor, as well as lower pricing on sets, partially offset by other favorable volume/mix. The sales increase in Injectable Pharmaceutical Contract Manufacturing was primarily due to favorable price coupled with growth in demand for several existing supply agreements.

The decrease in U.S. Sales to Abbott was primarily due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while April 2004 results included the cost of these bulk drugs.  This reflects the post spin-off manufacturing arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value-added portion plus a markup for these products. The reduction in U.S. Sales to Abbott also reflects decreased demand by Abbott for several of its products, partially offset by the markup on product sold to Abbott after the spin-off. The increase in Other U.S. sales was primarily due to increased sales of new products to alternate site healthcare customers.

International Sales to Third Parties were up slightly, reflecting favorable exchange, partially offset by lower volumes.  International Sales to Abbott increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off, partially offset by reduced demand.

Gross Profit

Gross profit increased $7.8 million, or 3.7%, for the quarter ended June 30, 2005, compared with the same period in 2004. Gross profit margin increased to 33.0% for the second quarter of 2005, from 31.6% for the second quarter of 2004. The increased margin is primarily the result of volume/product mix improvement of 2.3%, which includes the impact of Berlex of 1.2%, the markup on sales to Abbott of 0.7% and an increase in price of 0.9%. These increases were partially offset by additional depreciation of (0.5)% resulting from the 2004 revision in the estimated useful life for certain drug delivery pumps placed with customers, a charge of (1.9)% related to the sale of the Salt Lake City, Utah manufacturing facility to ICU Medical and other changes of (0.1)%.

Research and Development

Research and development expenses increased $4.8 million, or 17.0%, for the quarter ended June 30, 2005, compared with the same period in 2004. The increase in research and development expenses was primarily due to spending on new product development related to integrated software for drug delivery devices that help prevent medication errors, a next generation drug delivery device and new compounds added to Hospira’s generic injectable drug pipeline, partially offset by reduced benefit costs as a result of the changes in benefit plans in 2004. Research and development expenses increased to 5.0% of net sales for the quarter ended June 30, 2005, compared with 4.2% of net sales for the same period in 2004.

Selling, General and Administrative

Selling, general and administrative expenses increased $20.5 million, or 30.6%, for the quarter ended June 30, 2005, compared with the same period in 2004. The increase was primarily due to additional costs related to becoming a separate stand-alone public company.  These costs include the establishment of corporate functions, information technology and other costs relating to establishing business infrastructure outside the United States. Selling, general and administrative expenses increased to 13.2% of net sales for the quarter ended June 30, 2005, compared with 10.0% of net sales for the same period in 2004.

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

Interest and Other (Income) Expense , Net

Interest expense was $6.9 million for the quarter ended June 30, 2005, compared to $2.7 million in the same period in 2004. The increase was primarily due to interest relating to the senior unsecured notes, which were issued in June 2004 to repay the senior unsecured credit facility that Hospira incurred as part of the spin-off. Other (income) expense, net was $(3.5) million for the three months ended June 30, 2005 compared to $0.5 million for the three months ended June 30, 2004. The change was primarily related to interest income in 2005. Prior to the spin-off, Hospira, as part of Abbott, did not hold cash.

Income Tax Expense

The effective tax rate was 24% for the quarter ended June 30, 2005, compared to 29% for the same period in 2004. Hospira estimates its 2005 annual effective tax rate to be 24%. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.  The effective tax rate in the second quarter of 2004 included the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above. Excluding the effect of the curtailment, the effective rate in the second quarter of 2004 was 24%.

Results of operations for the six months ended June 30, 2005 compared to June 30, 2004

The results of Hospira’s operations for the six months ended June 30, 2004 combine Hospira’s operations as a part of Abbott for periods prior to the spin-off on April 30, 2004, and Hospira’s operations as a separate, stand-alone entity after the spin-off.

Net Sales

Net sales increased 2.7% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Sales to third parties represented 3.3% growth in overall sales, driven by exchange of 0.6%, price of 1.0% and volume/product mix of 1.7%, which includes the unfavorable impact of the Berlex contract termination of (2.0)% as well as 1.0% related to sales-type lease accounting for pumps. In late 2004, Hospira changed its business model, which resulted in sales-type lease accounting for new pump leases. Sales to Abbott had an unfavorable impact of (0.6%) on overall sales growth, driven by the exclusion of the bulk drug cost for certain products post-spin, partially offset by increased demand.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
			Percent
			Change
			vs. Prior
	2005	2004	Year*
U.S. —
Specialty Injectable Pharmaceuticals	$426	$426	(0.1)
Medication Delivery Systems	393	379	3.5
Injectable Pharmaceutical Contract Manufacturing	102	84	22.0
Sales to Abbott Laboratories	55	71	(21.9)
Other	124	117	6.6

Total U.S.	1,100	1,077	2.2

International —

Sales to Third Parties	190	187	2.1
Sales to Abbott Laboratories	34	25	31.6

Total International Sales	224	212	5.7

Consolidated Net Sales	$1,324	$1,289	2.7

* Percent change computed based on unrounded numbers.

Sales in Specialty Injectable Pharmaceuticals were down slightly, reflecting the termination of the Berlex imaging agents distribution agreement and the impact of increased generic competition on Hospira’s Corlopam® product. Sales of the remainder of the Specialty Injectable Pharmaceuticals product line were strong, driven by the impact of sales of new products (fluconazole and deferoxamine), increased volumes of syringe products, anti-infectives and generic anesthesia products, and favorable price. The sales increase in Medication Delivery Systems was driven by growth in medication management, partially offset by a decline in infusion therapy products.  The growth in medication management was due to increased placements of Hospira’s newer technology PlumA+® pumps with Hospira MedNet™ and the impact of the change in business model in late 2004, which resulted in sales-type lease accounting. The decline in infusion therapy product sales was driven by the expiration of a contract under which Hospira sold product to a competitor, as well as lower pricing on sets, partially offset by other favorable volume/mix. The sales increase in Injectable Pharmaceutical Contract Manufacturing was primarily due to growth in demand for several existing supply agreements and favorable price.

The decrease in U.S. Sales to Abbott was due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2004 (through April) included the cost of these bulk drugs. This reflects the post spin-off manufacturing arrangement between Hospira and Abbott, under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value-added portion plus a markup for these products. This reduction was partially offset by increased demand by Abbott for several of its products and by the markup on product sold to Abbott after the spin-off. The increase in Other U.S. sales was primarily due to increased sales of new products to alternate site healthcare customers, partially offset by a decline in critical care products.

International Sales to Third Parties increased primarily due to favorable foreign exchange rates. International Sales to Abbott increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off, partially offset by reduced demand.

Gross Profit

Gross profit increased $57.2 million, or 15.1%, for the six months ended June 30, 2005, compared with the same period in 2004. Gross profit margin increased to 32.9% for the six months ended 2005, from 29.4% for the six months ended 2004. The increased margin is primarily the result of volume/product mix improvement of 2.0%, which includes the impact of Berlex of 0.5%; the markup on sales to Abbott of 1.0%; reduced benefit costs of 1.1% as a result of the changes in benefit plans in 2004; manufacturing productivity of 0.9%; an increase in price of 0.7% and the impact of foreign exchange of 0.1%. These increases were partially offset by additional depreciation of (0.7)% resulting from the 2004 revision in the estimated useful life for certain drug delivery pumps placed with customers; charges of (1.2)% from an asset impairment and obligations assumed related to the sale of the Salt Lake City, Utah manufacturing facility to ICU Medical; and other changes of (0.4)%.

Research and Development

Research and development expenses increased $8.7 million, or 16.6%, for the six months ended June 30, 2005, compared with the same period in 2004. The increase in research and development expenses was primarily due to spending on new product development related to integrated software for drug delivery devices that help prevent medication errors, a next generation drug delivery device and new compounds added to Hospira’s generic injectable drug pipeline, partially offset by reduced benefit costs as a result of the changes in benefit plans in 2004. Research and development expenses increased to 4.6% of net sales for the six months ended June 30, 2005, compared with 4.1% of net sales for the same period in 2004.

Selling, General and Administrative

Selling, general and administrative expenses increased $44.8 million, or 36.0%, for the six months ended June 30, 2005, compared with the same period in 2004. The increase was primarily due to additional costs related to becoming a separate stand-alone public company.  These costs include the establishment of corporate functions, information technology and other costs relating to establishing business infrastructure outside the United States. Selling, general and administrative expenses increased to 12.8% of net sales for the six months ended June 30, 2005, compared with 9.7% of net sales for the same period in 2004.

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

Interest and Other (Income) Expense, Net

 Interest expense was $14.0 million for the six months ended June 30, 2005, compared to $2.7 million in the same period in 2004. The increase was primarily due to interest relating to the senior unsecured notes, which were issued in June 2004 to repay the senior unsecured credit facility that Hospira incurred as part of the spin-off. Other (income) expense, net was $(4.7) million for the six months ended June 30, 2005, compared to $1.4 million for the six months ended June 30, 2004. The change was primarily related to interest income in 2005. Prior to the spin-off, Hospira, as part of Abbott, did not hold cash.

Income Tax Expense

The effective tax rate was 24% for the six months ended June 30, 2005, compared to 27.3% for the same period in 2004. Hospira estimates its 2005 annual effective tax rate to be 24%. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions.  The effective tax rate for the six months ended June 30, 2004 included the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above. Excluding the effect of the curtailment, the effective rate for the six months ended June 30, 2004 was 24%.

Liquidity and Capital Resources at June 30, 2005 compared with December 31, 2004

Net Cash From Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures.  Capital resources include cash on hand and borrowing availability under Hospira’s $375 million credit facility.

Operating activities provided net cash of $300.2 million, primarily driven by net income of $149.2 million, non-cash depreciation and amortization charges of $80.5 million, and changes in operating assets and liabilities of $70.5 million.  The changes in operating assets and liabilities consist primarily of an increase in accrued liabilities generated by obligations assumed related to the sale of the Salt Lake City, Utah manufacturing facility to ICU Medical, and an increase in taxes payable, net of cash payments, which is included in Other, net.

Net Cash Used in Investing Activities of $26.8 million includes capital expenditures of $131.0 million for upgrading and expanding manufacturing and administrative support facilities and information technology systems, offset by $72.4 million in proceeds from the sales of marketable debt securities and $31.8 million in proceeds from the sale of the Salt Lake City, Utah manufacturing facility and related assets to ICU Medical.

Net Cash Provided by Financing Activities of $26.2 million consists primarily of proceeds from employee stock option exercises of $70.3 million offset by the payment to Abbott for  international net assets of $45.8 million, which is further described below.

At June 30, 2005, Hospira’s working capital was $848.8 million, compared to working capital of $662.1 million at December 31, 2004.  The increase in working capital in 2005 was mainly due to the increase in cash and cash equivalents, and a decrease in the current portion of  “Due to Abbott, Net,” which is primarily related to the reduction in the liability for the international net assets  transferred from Abbott, offset by an increase in other accrued liabilities, and a decrease in trade receivables and inventory. The decrease in inventory was primarily related to the sale of the Salt Lake City facility and related inventory, and exiting the Berlex agreement. The increase in cash is due primarily to operating cash flow from operations as discussed above.

Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, and funds available from its revolving credit facility will be sufficient to finance its operations, including product development, transition costs, international net asset transfers, and capital expenditures, for the foreseeable future.

In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

Hospira’s revolving credit facility consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements. On April 29, 2005, the Revolver was amended to reduce or eliminate certain restrictions, in order to increase Hospira’s operating flexibility. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of June 30, 2005, Hospira had no amounts outstanding under the Revolver.

The amended Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with any other corporation.  The amended Revolver further limits Hospira’s ability to sell its assets.  Under the amended Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of June 30, 2005, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for  these operations and assets, and assume the corresponding liabilities,  over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira’s use of certain of these assets during that period. As of June 30, 2005, the net book value of the assets and liabilities that had not yet transferred was $223.0 million. The net book value is primarily comprised of accounts receivable of $88.3 million, inventory of $72.7 million, equipment of $59.7 million and other, net of $2.3 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $104.9 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.  All charges between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In the second quarter of 2005, the net assets of Canada and the Netherlands were legally transferred from Abbott. The total amount paid was $45.8 million. Subsequent to June 30, 2005, the net assets of several additional countries were transferred to Hospira from Abbott.  Hospira expects to transfer the net assets of additional countries each quarter throughout the remaining transition period.

Contractual Obligations

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes Hospira’s estimated contractual obligations as of June 30, 2005 (dollars in millions):

	Payment Due by Period
					2010 and
	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt and interest payments	$992.9	$19.2	$77.0	$376.9	$519.8
Lease obligations	$155.5	12.3	37.0	34.6	71.6
Purchase commitments (1)	365.0	304.5	59.5	1.0	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	14.1	—	14.1	—	—
Amounts due to Abbott for transfer of certain international net assets (3)	223.0	116.2	106.8	—	—
Total	$1,750.5	$451.1	$294.0	$413.0	$592.4

(1)	Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements.
(2)	Excludes $85.0 million of other long-term liabilities related primarily to post-retirement benefit plans.
(3)

The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $104.9 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

Legislative Issues

The Jobs Act, signed into law in October 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Hospira continues to evaluate the legislation and whether it will elect to repatriate qualified undistributed foreign earnings as a result of the Jobs Act.  Based on the analysis to date, the range of possible amounts that Hospira is considering for repatriation is between $0 and $220 million, with the corresponding income tax effects ranging from $0 to $12.6 million. Hospira expects to complete its evaluation by the end of 2005.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding Hospira’s business are forward-looking statements. Please be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from Hospira’s expectations.

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

Item 2.    Changes in Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

			Total Number of
			Shares	Maximum Number (or
	Total		Purchased as	Approximate Dollar
	Number of		Part of Publicly	Value) of Shares that
	Shares	Average	Announced	May Yet be Purchased
	Purchased	Price Paid	Plans or	Under the Plans or
Period	(1)	per Share	Programs	Programs
April 1-April 30, 2005	6,530	32.77	—	—
May 1-May 31, 2005	28,281	35.95	—	—
June 1-June 30, 2005	110,031	38.85	—	—
Total	144,842	38.01

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

Item 4.    Submission of Matters to a Vote of Security Holders

Hospira held its Annual Meeting of Shareholders on May 9, 2005. The following is a summary of the matters voted on at that meeting.

(a)   The shareholders elected three Class I directors to Hospira’s board of directors. The persons elected to Hospira’s board of directors, and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Director	Votes For	Votes Withheld
Irving W. Bailey, II	127,907,363	9,002,140
Judith C. Pelham	135,476,475	1,433,028
Jacque J. Sokolov	127,908,276	9,001,227

(b)  The shareholders approved the Hospira 2004 Long-Term Stock Incentive Plan. The number of shares cast for and against the proposal, and abstentions and broker non-votes  were as follows :

For	Against	Abstain	Broker non-vote
119,083,633	16,302,584	1,523,285	1

(c)   The shareholders approved the Hospira, Inc. 2004 Performance Incentive Plan. The number of shares cast for and against the proposal, and abstentions and broker non-votes  were as follows :

For	Against	Abstain	Broker non-vote
124,413,461	10,948,594	1,547,341	1

(d)  The shareholders ratified the appointment of Deloitte & Touche LLP as Hospira’s independent registered public accountants. The number of shares cast for and against the proposal, and abstentions and broker non-votes were as follows :

For	Against	Abstain	Broker non-vote
135,664,893	306,632	937,207	771

Item 6.           Exhibits

(a)                                  Exhibits

EXHIBIT NO.	DESCRIPTION
10.1

Form of Non-Qualified Stock Option Award Terms under Hospira 2004 Long-Term Stock Incentive Plan to apply to awards made on or after May 9, 2005 (incorporated by reference to Exhibit 10.1 to Hospira’s Current Report on Form 8-K filed on May 12, 2005, describing the change in such terms).

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

Date: August 11, 2005