Form 10-Q
period 2005-09-30
HOSPIRA INC
filed 2005-11-10
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐. No  ☒.

As of October 31, 2005, Hospira, Inc. had outstanding 160,852,753 common shares, par value $0.01 per share.

Table of Contents

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$613,898	$618,184	$1,849,103	$1,810,749
Net sales to Abbott Laboratories	42,672	37,926	131,443	133,971
Total Net Sales	656,570	656,110	1,980,546	1,944,720

Cost of products sold	429,008	462,283	1,316,790	1,371,927
Gross Profit	227,562	193,827	663,756	572,793

Research and development	35,525	28,001	96,767	80,534
Selling, general and administrative	91,483	71,899	260,767	196,340
Curtailment of post-retirement medical and dental benefits	—	—	—	(64,636)
Income From Operations	100,554	93,927	306,222	360,555

Interest expense	6,916	8,268	20,942	10,952
Other (income), net	(3,409)	(2,538)	(8,090)	(1,144)
Income Before Income Taxes	97,047	88,197	293,370	350,747

Income tax expense	37,192	26,882	84,309	98,671
Net Income	$59,855	$61,315	$209,061	$252,076

Earnings Per Common Share:
Basic	$0.38	$0.39	$1.32	$1.61
Diluted	$0.37	$0.39	$1.30	$1.61

Weighted Average Common Shares Outstanding:
Basic	160,103	156,059	158,643	156,054
Diluted	162,842	156,672	160,797	156,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2005	2004

Cash Flow From (Used in) Operating Activities:

Net income	$209,061	$252,076
Adjustments to reconcile net income to net cash from operating activities
Depreciation	116,647	99,867
Amortization of intangibles	1,349	3,215
Curtailment of post-retirement medical and dental benefits	—	(64,636)
Trade receivables	398	(37,079)
Inventories	(7,788)	694
Prepaid expenses and other assets	(13,527)	(7,300)
Trade accounts payable and other liabilities	77,375	85,357
Other, net	87,790	(46,315)
Net Cash From Operating Activities	471,305	285,879

Cash Flow (Used in) From Investing Activities:

Acquisitions of property and equipment	(189,525)	(168,721)
Proceeds from asset dispositions	31,818	—
Acquisitions	(23,590)	—
Purchase of intangibles and other investments	(7,200)	—
Sales of marketable securities	72,438	—
Net Cash (Used in) Investing Activities	(116,059)	(168,721)

Cash Flow From (Used in) Financing Activities:

Net transactions with Abbott Laboratories prior to spin-off	—	24,209
Pre-distribution dividend to Abbott	—	(700,000)
Payment to Abbott for international net assets	(106,521)	—
Issuance of long-term debt, net of fees paid	1,750	1,393,344
Repayment of long-term debt	(84)	(700,000)
Other borrowings, net	3,843	—
Proceeds from stock options exercised	97,612	486
Net Cash (Used in) From Financing Activities	(3,400)	18,039

Effect of exchange rate changes on cash and cash equivalents	(2,032)	251

Net change in cash and cash equivalents	349,814	135,448
Cash and cash equivalents at beginning of period	127,695	—
Cash and cash equivalents at end of period	$477,509	$135,448

Supplemental Cash Flow Information

Cash paid (received) during the period for:
Interest	$20,055	$2,399
Income taxes (refunds)	$(4,019)	$19,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	September 30	December 31
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$477,509	$127,695
Marketable securities	—	72,438
Trade receivables, less allowances of $15,473 in 2005 and $16,083 in 2004	316,915	326,356
Inventories:
Finished products	288,386	330,111
Work in process	91,881	70,329
Materials	128,941	117,884
Total inventories	509,208	518,324
Prepaid expenses, deferred income taxes and other receivables	172,570	153,512
Total Current Assets	1,476,202	1,198,325
Property and equipment, at cost	2,186,960	2,173,933
Less: accumulated depreciation and amortization	1,204,754	1,227,629
Net Property and Equipment	982,206	946,304
Intangible assets, net of amortization	15,408	1,057
Goodwill	89,197	80,973
Other assets	125,493	116,131
Total Assets	$2,688,506	$2,342,790
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$5,038	$—
Trade accounts payable	128,673	101,537
Salaries payable and other accruals	392,827	268,615
Due to Abbott, net	66,230	166,042
Total Current Liabilities	592,768	536,194
Due to Abbott, net	—	23,100
Long-term debt	693,658	698,841
Post-retirement obligations, deferred income taxes and other long-term liabilities	104,795	100,736
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding shares: 2005: 160,756,007; 2004: 156,969,662	1,608	1,570
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Unearned compensation	(175)	(114)
Additional paid-in capital	904,692	791,252
Retained earnings	412,383	203,322
Accumulated other comprehensive (loss)	(21,223)	(12,111)
Total Shareholders’ Equity	1,297,285	983,919
Total Liabilities and Shareholders’ Equity	$2,688,506	$2,342,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Unearned	Retained
	Shares	Amount	(Loss)	Capital	Compensation	Earnings	Total

Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$(114)	$203,322	$983,919

Net Income	—	—	—	—	—	209,061	209,061

Other comprehensive loss	—	—	(9,112)	—	—	—	(9,112)

Changes in shareholders’ equity related to incentive stock programs	3,786	38	—	113,440	(61)	—	113,417

Balances at September 30, 2005	160,756	$1,608	$(21,223)	$904,692	$(175)	$412,383	$1,297,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories (“Abbott”) on April 30, 2004 (the “spin-off date”). The accompanying unaudited interim condensed consolidated financial statements reflect Hospira’s operations as a separate, stand-alone entity for all periods subsequent to April 30, 2004. For periods through April 30, 2004, the financial statements reflect the historical operations of Hospira when it operated as a part of Abbott and include expense allocations related to services provided to Hospira by Abbott. Hospira considers those allocations to be reasonable reflections of the utilization of services provided. As the financial statements for the nine months ended September 30, 2004 combine Hospira’s operations as part of Abbott prior to the spin-off and as a separate, stand-alone entity after the spin-off, they do not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone company throughout this period.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country. These transfers began in the second quarter of 2005.

Note 2 –Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151,“Inventory Costs.” This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expenses. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. For Hospira, this statement is effective for inventory costs incurred after December 31, 2005. Hospira is currently evaluating the potential impact of SFAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options rather than the fair value method when determining option value used to measure compensation cost. Since Hospira currently accounts for share-based payments using the intrinsic value method, Hospira’s results of operations have not included the recognition of compensation expense. Had Hospira applied the fair-value criteria established in SFAS No. 123R to previous stock option grants, the impact to the results of operations would have approximated the pro forma expense under SFAS No. 123, which is disclosed in Note 12. On April 14, 2005, the SEC adopted a rule that amended the compliance date of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year which begins after June 15, 2005 (January 1, 2006 for Hospira). The effect of adopting SFAS No. 123R on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

The American Jobs Creation Act of 2004 (“Jobs Act”), which was signed into law on October 22, 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Hospira has determined that it will repatriate $175 million of qualified undistributed foreign earnings. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” the income tax related to this repatriation is $9.5 million and has been recognized in the third quarter of

2005. The repatriation of funds will occur during the fourth quarter of 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior periods’ financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material effect on Hospira’s financial position or results of operations.

Note 3 – Acquisitions and Dispositions

In July 2005, Hospira acquired Physiometrix, Inc., a developer of non-invasive medical devices.  The acquisition broadens Hospira’s portfolio of products for the hospital operating room and intensive care unit, providing brain-function monitoring devices used during surgical and diagnostic procedures. Hospira paid $23.6 million in cash for all outstanding shares of Physiometrix plus transaction costs and assumed Physiometrix’s debt of $1 million. Based on the preliminary allocation of purchase price, the acquisition resulted in intangible assets of $9.9 million that will be amortized over 10 years, non-tax deductible goodwill of $8.2 million, net deferred tax assets of $8.0 million and other assets and liabilities, net of $(1.5) million. The impact of the acquisition is not expected to be material to Hospira’s results of operations in 2005.

In the third quarter of 2005, Hospira acquired the rights to certain technologies and generic pharmaceutical products for $5.2 million, including the rights to an Abbreviated New Drug Application filed with the Food and Drug Administration. These intangible assets will be amortized over an average life of 8 years.

In May 2005, Hospira entered into a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. (“ICU”) and sold its Salt Lake City, Utah, manufacturing facility and related equipment and inventory to ICU for $31.8 million in cash. As a result of these agreements, during the first quarter of 2005, Hospira classified the property and equipment to be sold under the agreements, totaling $20.7 million, as held for sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Hospira recorded an impairment charge of $2.4 million, representing the amount by which the carrying value of the assets exceeds the fair value less cost to sell. In addition, raw materials and work in process inventory of $10.1 million were sold as part of the transaction. In connection with the closing of the sale in the second quarter of 2005, Hospira recorded a loss of $13.4 million, which is Hospira’s best estimate of the cost of certain obligations that Hospira is required to reimburse ICU for up to 24 months after closing. Both the impairment and the loss related to obligations assumed are recorded in cost of products sold. Through September 30, 2005, cash paid related to these obligations is $3.6 million.

Note 4 – Restructuring Costs

In August 2005, Hospira announced plans to close its medical device manufacturing plant in Donegal, Ireland. Products produced at the Donegal plant are expected to move to Hospira facilities in Costa Rica and the Dominican Republic, which have available manufacturing capacity to absorb the transfers. Approximately 550 Donegal employees will be affected by the closing. The aggregate charges that Hospira will incur related to the plant closing are expected to be in the range of $30 million to $40 million on a pre-tax basis and will be reported in the International segment. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the building and certain equipment, and other exit costs. Hospira expects to incur severance and certain other employee benefit costs over the expected service period of the related employees and all other exit costs as they are incurred through mid 2007. As of September 30, 2005, Hospira incurred pre-tax costs of $2.3 million, which are recorded in cost of products sold and primarily relate to severance and other employee benefit costs. To date, no cash payments have been made for these costs.

Note 5 – Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items, and are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer. During the third quarter of 2005, Hospira increased its annual effective tax rate from 24% to 25.5% due to an increase in expected earnings in the U.S., which has a higher tax rate than foreign jurisdictions. This rate excludes the effect of the tax related to the repatriation of funds of $9.5 million, as noted above in Note 2. During the third quarter of 2004, Hospira increased its annual effective tax rate, excluding the impact of the curtailment of post-retirement medical and dental benefits, from 24% to 26%. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions. Abbott retained responsibility for all tax liabilities through April 30, 2004.

Note 6 - Earnings per Share

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

(shares in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Weighted average common shares outstanding	160,103	156,059	158,643	156,054
Assumed exercise of stock options	2,739	613	2,154	569
Weighted average dilutive common shares outstanding	162,842	156,672	160,797	156,623

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 0.2 million and 1.6 million for the three and nine months ended September 30, 2005, respectively, and 5.0 million for the three and nine months ended September 30, 2004.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 7 – Litigation

Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

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

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott Laboratories, Inc. alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Additionally, Abbott maintains that the dispute must be resolved by arbitration, in accordance with the terms of the Agreement. Abbott intends to pursue claims against RTI for breach of the Agreement in arbitration or in federal court. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement.

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are immaterial at September 30, 2005, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.”

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

Note 8  - Post-Retirement Benefits

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

Net Pension and Medical and Dental Benefit Cost

In the second quarter of 2004, Hospira announced a series of benefit plan changes including the enhancement of its 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004.  Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the plan will continue to age into their benefits and will be entitled to all benefits earned when they retire. Beginning January 1, 2005, all U.S. non-union employees became eligible to receive an additional company-matching contribution to the 401(k) plan and employees that are age 40 and above, as of December 31, 2004, became eligible to receive an additional company-matching contribution for five years beginning in 2005.

Net cost (benefit) recognized for the three and nine months ended September 30, 2005 and 2004 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004(1)
Service cost for benefits earned during the year	$529	$3,881	$1,587	$18,648
Interest cost on projected benefit obligations	5,508	5,212	16,524	24,396
Expected return on plans’ assets	(7,345)	(6,980)	(22,035)	(28,590)
Net amortization	306	203	918	2,891
Curtailment of benefits	—	—	—	1,500
Net pension (benefit) cost	$(1,002)	$2,316	$(3,006)	$18,845

Notes

(1)   Includes costs allocated from Abbott through the spin-off date for all Hospira employees, including employees who were retired as of the spin-off date.

(dollars in thousands)

	Medical and Dental Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004(1)
Service cost for benefits earned during the year	$359	$521	$1,077	6,412
Interest cost on projected benefit obligations	789	1,012	2,367	8,823
Net amortization	483	797	1,449	1,978
Curtailment	—	—	—	(64,636)
Net medical and dental cost (benefit)	$1,631	$2,330	$4,893	$(47,423)

Notes

(1)   Includes costs allocated from Abbott through the spin-off date for all U.S. Hospira employees, including employees who were retired or eligible to retire as of the spin-off date.

Hospira’s employees participated through the spin-off date in the Abbott Laboratories Stock Retirement Plan that is Abbott’s principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to these defined contribution plans for the three months ended September 30, 2005 and 2004 were $9.0 million and $5.8 million, respectively.  For the nine months ended September 30, 2005 and 2004 contributions were $39.3 million and $15.3 million, respectively. Included in the nine months ended September 30, 2005 is a $13.8 million one-time company contribution that was announced and accrued in 2004.

Cash Funding

Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2005.

Note 9 – Short-term Borrowings and Long-term Debt

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

In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. At September 30, 2005, the fair value of the interest rate swap is not material.

In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

During the third quarter of 2005, Hospira entered into various loan agreements related to the legal transfer of certain international operations from Abbott. Hospira borrowed 270 million Chilean Pesos ($0.5 million U.S. Dollars) and, in two separate loans, 10 billion Colombian Pesos (a total of $4.3 million U.S. Dollars). The Chilean loan bears interest of 5.4% and is due November 2005. The loans of 8 billion and 2 billion Colombian Pesos bear interest of 9% and 8.8% and are due March 2006 and October 2005, respectively. Principal and interest on these loans are due upon expiration.

Hospira’s revolving credit facility consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements. On April 29, 2005, the Revolver was amended to reduce or eliminate certain restrictions, in order to increase Hospira’s operating flexibility. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of September 30, 2005, Hospira had no amounts outstanding under the Revolver.

The amended Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with any other corporation. The amended Revolver also limits Hospira’s ability to sell its assets.  Under the amended Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of September 30, 2005, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

Note 10 - Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Foreign currency translation gains (losses)	$243	$1,531	$(10,643)	$(37,927)
Unrealized gains (losses) on marketable equity securities	1,951	(670)	1,531	16
Minimum pension liability adjustment	—	—	—	47,324
Total other comprehensive (loss) income	2,194	861	(9,112)	9,413
Less effect of distribution from Abbott	—	—	—	(48,475)
Adjusted other comprehensive (loss)	2,194	861	(9,112)	(39,062)
Net Income	59,855	61,315	209,061	252,076
Total Comprehensive Income	$62,049	$62,176	$199,949	$213,014

	September 30,	December 31,
	2005	2004
Cumulative foreign currency translation gains	$863	$11,506
Cumulative minimum pension liability adjustments, net of tax	(25,360)	(25,360)
Cumulative unrealized gains on marketable equity securities, net of tax	3,274	1,743
Accumulated Other Comprehensive (Loss)	$(21,223)	$(12,111)

Note 11 - Segment Information

Hospira’s principal business is the development, manufacture and sale of a broad line of hospital products, including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and International.

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting.  Certain immaterial reclassifications have been made to the basis of presentation to facilitate comparable reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

(dollars in thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2005	2004	2005	2004	2005	2004	2005	2004 (1)

U.S.	$551,329	$556,830	$98,905	$87,452	$1,651,099	$1,633,262	$289,731	$327,091

International	105,241	99,280	$15,805	22,333	329,447	311,458	57,997	74,165
Total reportable segments	$656,570	$656,110	114,710	109,785	$1,980,546	$1,944,720	347,728	401,256
Corporate functions			(14,156)	(15,858)			(41,506)	(40,701)
Income from operations			100,554	93,927			306,222	360,555
Other			(3,507)	(5,730)			(12,852)	(9,808)
Income before income taxes			$97,047	$88,197			$293,370	$350,747

(1) 2004 U.S. Income from operations includes curtailment benefit of $64,636.

Note 12 – Incentive Stock Programs

Certain employees of Hospira who were Abbott employees prior to the spin-off held stock option awards granted under Abbott incentive stock programs.  For employees who were retirement eligible at the spin-off date, these awards remained options to purchase Abbott stock (“unconverted options”).

For those employees who were not retirement eligible at the spin-off date, the Abbott stock option awards were cancelled and replaced by new awards of options (“converted options”) to purchase Hospira common stock at the time of the spin-off.  The converted options maintain both the pre-conversion aggregate intrinsic value of each award and the ratio of the exercise price per share to the market value per share.  All other terms of the converted options remain the same.

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

Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options. In accordance with the intrinsic value method, no compensation expense is recognized for Hospira’s stock option plans. If the fair value method of accounting was used for the Abbott and Hospira options, net income and earnings per share (EPS) in the periods during 2005 and 2004 would have been as follows:

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Income, as reported	$59,855	$61,315	$209,061	252,076
Hospira stock-based compensation, net of tax	(3,583)	(17,193)	(11,096)	(29,193)

Pro forma net income including Hospira stock-based compensation expense	56,272	44,122	197,965	222,883
Abbott stock-based compensation, net of tax (1)	—	—	—	(7,048)
Pro forma net income including all stock-based compensation expense	$56,272	$44,122	$197,965	$215,835

Basic EPS, as reported	$0.38	$0.39	$1.32	$1.61
Basic EPS, pro forma	$0.35	$0.28	$1.25	$1.38
Diluted EPS, as reported	$0.37	$0.39	$1.30	$1.61
Diluted EPS, pro forma	$0.34	$0.28	$1.23	$1.38

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

The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2005 was $11.20 and $11.25, respectively. The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2004 was $6.91 and $6.61, respectively. The weighted average fair value for the Abbott options granted in the nine months ended September 30, 2004 was $11.79. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott’s valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	30.0%	32.0%	30.0%	32.0%
Expected life (years)	3.3	2.5	4.9	2.9
Risk-free interest rate	4.2%	2.75%	3.9%	2.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	N/A	N/A	N/A	32.0%
Expected life (years)	N/A	N/A	N/A	5.4
Risk-free interest rate	N/A	N/A	N/A	2.9%
Dividend yield	N/A	N/A	N/A	2.2%

Note 13 – Relationship with Abbott

Hospira operated as part of Abbott through the spin-off date, during which time Abbott provided various services to Hospira. The cost of these services was allocated to Hospira utilizing various allocation methods which management believes were reasonable. In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provide to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up.  The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira was $1 million and $4 million for the three and nine months ended September 30, 2005. Prior year amounts of $4 million and $10 million for the three and nine months ended September 30, 2004 include those costs that were allocated to Hospira as a part of Abbott, as well as costs charged by Abbott under transition service agreements subsequent to the spin-off date, including the costs related to leases noted below.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems.  The cost for the leases and additional services was $6 million and $20 million for the three and nine months ended September 30, 2005 and $8 million and $22 million for the three and nine months ended September 30, 2004.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to the spin-off date, under Abbott’s and Hospira’s internal reporting practices, these services were provided at cost to the purchasing entity and Hospira’s sales to Abbott included the value of the bulk material. Subsequent to the spin-off date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only.  Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to $43 million and $131 million for the three and nine months ended September 30, 2005, and $38 million and $134 million for the three and nine months ended September 30, 2004, respectively. Product purchases from Abbott were $22 million and $61 million for the three and nine months ended September 30, 2005, and $15 million and $55 million for the three and nine months ended September 30, 2004, respectively.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira’s use of certain of these assets during that period. As of September 30, 2005, the net book value of the assets and liabilities that had not yet transferred was $146.2 million. The net book value is primarily comprised of accounts receivable of $52.2 million, inventory of $57.1 million, equipment of $35.4 million and other, net of $1.5 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $84.4 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In the second and third quarter of 2005, the net assets of several countries were legally transferred from Abbott. The total amounts paid were $60.7 million and $106.5 million for the three and nine months ended September 30, 2005, respectively. Subsequent to September 30, 2005, the net assets of several additional countries were transferred. Hospira expects to transfer the net assets of additional countries each quarter throughout the remaining transition period.

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

Transition from Abbott

Hospira became a separate public company on April 30, 2004, pursuant to a spin-off from Abbott Laboratories. For all periods prior to the spin-off, Hospira operated as a part of Abbott’s Hospital Products and International segments. References to the historical assets, liabilities, products, businesses or activities of Hospira prior to the spin-off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Abbott and its subsidiaries prior to the spin-off. Hospira’s condensed consolidated financial statements for the three and nine months ended September 30, 2005 and the three months ended September 30, 2004 reflect Hospira’s operations as a separate, stand-alone entity subsequent to the spin-off. The financial statements for the nine months ended September 30, 2004 combine Hospira’s operations as part of Abbott prior to the spin-off and as a separate, stand-alone entity after the spin-off, and do not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone company throughout this period.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country. In the second and third quarter of 2005, the net assets of several countries were legally transferred from Abbott. Subsequent to September 30, 2005, the net assets of several additional countries were transferred. Hospira expects to transfer the net assets of additional countries each quarter throughout the remaining transition period.

Subsequent to the spin-off, Hospira expects to continue to incur increased expenses on an ongoing basis, including expenses relating to establishing corporate functions, operating and maintaining information technology systems, and operating internationally on a stand-alone basis. Additionally, Hospira expects to incur expenses on a non-recurring, transitional basis, including those related to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. These non-recurring transitional costs are estimated to total approximately $100 million (pre-tax) over the 24-month period subsequent to the spin-off, of which $63.4 million has been incurred through September 30, 2005. During the three and nine months ended September 30, 2005, $10.1 million and $31.0 million, respectively, of non-recurring transition costs were incurred.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151,“Inventory Costs.” This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expenses. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities.  For Hospira, this statement is effective for inventory costs incurred after December 31, 2005. Hospira is currently evaluating the potential impact of SFAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options rather than the fair value method when determining option value used to measure compensation cost. Since Hospira currently accounts for share-based payments using the intrinsic value method, Hospira’s results of operations have not included the recognition of compensation expense. Had Hospira applied the fair-value criteria established in SFAS No. 123R to previous stock option grants, the impact to the results of operations would have approximated the pro forma expense under SFAS No. 123, which is disclosed in Note 12. On April 14, 2005, the SEC adopted a rule that amended the compliance dates of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year which begins after June 15, 2005 (January 1, 2006 for Hospira). The effect of adopting SFAS No. 123R on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

The American Jobs Creation Act of 2004 (“Jobs Act”), which was signed into law on October 22, 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Hospira has determined that it will repatriate $175 million of qualified undistributed foreign earnings. In accordance with FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” the income tax related to this repatriation is $9.5 million and has been recognized in the third quarter of 2005. The repatriation of funds will occur during the fourth quarter of 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior periods’ financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material effect on Hospira’s financial position or results of operations.

2005 Third Quarter Highlights

•      Launched the generic injectable drug ceftriaxone in the United States on the day of patent expiration, capturing an estimated initial hospital market share of 35 percent.

•      Added five new compounds to the generic injectable drug pipeline, scheduled for launch in 2008 and beyond.

•      Launched the international regional headquarters for Latin America in Mexico City. Transferred the operations and net assets in 18 countries from Abbott Laboratories to Hospira. Through September 30, 2005, Hospira has launched three of its four regional headquarters, and transferred operations in 20 countries.

•      Announced the planned closure of a medical device manufacturing plant in Donegal, Ireland. Products manufactured at the Donegal plant are expected to move to Hospira’s facilities in Costa Rica and the Dominican Republic.

•      Completed the acquisition of Physiometrix, Inc., a medical device manufacturer. The acquisition will broaden Hospira’s portfolio of products for the hospital operating room and intensive care unit, providing brain-function monitoring devices used during surgical and diagnostic procedures.

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

As disclosed in Note 4, in August 2005, Hospira announced plans to close its medical device manufacturing plant in Donegal, Ireland. Products produced at the Donegal plant are expected to move to Hospira facilities in Costa Rica and the Dominican Republic, which have available manufacturing capacity to absorb the transfers. Approximately 550 Donegal employees will be affected by the closing. The aggregate charges that Hospira will incur related to the plant closing are expected to be in the range of $30 million to $40 million on a pre-tax basis and will be reported in the International segment. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of certain equipment and building, and other exit costs. Hospira expects to incur severance and certain other employee benefit costs over the expected service period of the related employees and all other exit costs as they are incurred through mid 2007. As of September 30, 2005, Hospira incurred pre-tax costs of $2.3 million, which are recorded in cost of products sold and primarily relate to severance and other employee benefit costs. To date, no cash payments have been made for these costs.

Hospira uses resins and other materials dependent on oil and natural gas as raw materials in many of its products. The cost of resins and other raw materials, as well as utilities and freight involved in the manufacturing and shipping of Hospira’s products, are increasing significantly. As a result, Hospira is experiencing increased costs to produce its products. Hospira may be able to mitigate a portion of these cost increases through price increases, and is investigating other means to minimize their impact. However, Hospira may not be able to offset these cost increases, which could result in lower margins.

Until the second quarter of 2005, Hospira had historically distributed certain imaging agent products of Berlex, Inc. During the fourth quarter of 2004, Hospira received notification from Berlex that it was exercising the “wind-down” clause in the distribution agreement. The wind-down was completed in the second quarter of 2005, and Hospira no longer distributes Berlex imaging agents. Hospira recognized sales under the completed Berlex agreement of $67 million in the first half of 2005. Operating profits for the full year 2005 related to the termination of the Berlex distribution agreement have been negatively affected by $9 million compared to 2004.

Some wholesalers of Hospira’s generic injectable pharmaceutical products are attempting to implement a fee-for-service model for the distribution of such products. Hospira is evaluating the potential impact of this possible change on its drug wholesale business model. Certain drug wholesalers have taken unilateral steps to implement service fees and are invoicing Hospira for these fees. One wholesaler has deducted these fees from amounts payable to Hospira.  Hospira denies that it owes additional service fees under its existing contracts with these drug wholesalers and has not recorded any provisions for these fees. Hospira is continuing to address this matter with the drug wholesalers, group purchasing organizations (“GPO”) and its customers to resolve this matter. If Hospira does not reach a satisfactory resolution of this matter with the wholesalers, Hospira will consider directly distributing these products.  If these fees are successfully implemented or if Hospira uses alternative methods of distribution, including direct distribution, Hospira could experience increased costs to distribute its products, which could be material.

Approximately 50 percent of Hospira’s net sales are made under numerous contracts with GPO’s. Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira had five GPO pharmacy contracts to be renewed or renegotiated during 2005. Of these five GPO pharmacy contracts, three have been extended into 2006 and two new multi-year contracts were signed.

Results of operations for the three months ended September 30, 2005 compared to September 30, 2004

Net Sales

Net sales increased 0.1% in the third quarter of 2005 compared to the third quarter of 2004. Sales to third parties represented a (0.6)% decline in overall sales, driven by volume/mix of (3.0)%, which includes the unfavorable impact of the Berlex contract termination of (7.9)% as well as 1.1% related to sales-type lease accounting for pumps, partially offset by the impact of exchange of 0.5% and price of 1.9%. In late 2004, Hospira changed its business model, which resulted in sales-type lease accounting for certain new pump leases. Sales to Abbott had a favorable impact of 0.7% on overall sales, driven by increased demand.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended September 30
			Percent
			Change
			vs. Prior
	2005	2004	Year*
U.S. —
Specialty Injectable Pharmaceuticals	$205	$235	(12.6)
Medication Delivery Systems	206	187	10.3
Injectable Pharmaceutical Contract Manufacturing	44	46	(4.5)
Sales to Abbott Laboratories	26	24	4.1
Other	71	65	8.9

Total U.S.	552	557	(1.0)

International —

Sales to Third Parties	88	85	2.6
Sales to Abbott Laboratories	17	14	27.9

Total International Sales	105	99	6.0

Consolidated Net Sales	$657	$656	0.1

* Percent change computed based on unrounded numbers.

The sales decrease in Specialty Injectable Pharmaceuticals was primarily due to the termination of the Berlex imaging agents distribution agreement. Sales of the remainder of the Specialty Injectable Pharmaceuticals product line were strong, driven by the impact of the launch of ceftriaxone, increased sales of syringe products, increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product), and favorable price. The sales increase in Medication Delivery Systems was driven by growth in both medication management systems and infusion therapy products. The growth in medication management was due to placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet™ and the impact of the change in business model in late 2004, which resulted in sales-type lease accounting for certain new pump leases. The growth in infusion therapy product sales was driven by favorable volume/mix, partially offset by the expiration of a contract under which Hospira sold product to a competitor. The sales decrease in Injectable Pharmaceutical Contract Manufacturing was primarily due to the termination of certain contracts, partially offset by favorable price.

The increase in U.S. Sales to Abbott was primarily due to increased demand by Abbott for several of its products. The increase in Other U.S. sales was primarily due to increased sales of new products (ceftriaxone and deferoxamine) to alternate site healthcare customers. Hospira expects increased competition to negatively impact its deferoxamine sales in the future.

International Sales to Third Parties were up, reflecting favorable exchange, partially offset by the termination of a third party manufacturing contract.  International Sales to Abbott increased primarily due to increased demand.

Gross Profit

Gross profit increased $33.7 million, or 17.4%, for the quarter ended September 30, 2005, compared with the same period in 2004. Gross profit margin increased to 34.7 % for the third quarter of 2005, from 29.5 % for the third quarter of 2004. The increased margin is primarily the result of volume/product mix improvement of 3.8%, which includes the impact of Berlex of 2.0%, price of 1.2%, and other changes of 0.2%.

Research and Development

Research and development expenses increased $7.5 million, or 26.9%, for the quarter ended September 30, 2005, compared with the same period in 2004. The increase was primarily due to spending on new product development related to integrated software for drug delivery devices that help prevent medication errors, a next generation drug delivery device and new compounds added to Hospira’s generic injectable drug pipeline. Research and development expenses increased to 5.4 % of net sales for the quarter ended September 30, 2005, compared with 4.3 % of net sales for the same period in 2004.

Selling, General and Administrative

Selling, general and administrative expenses increased $19.6 million, or 27.2%, for the quarter ended September 30, 2005, compared with the same period in 2004. The increase was primarily due to additional costs related to becoming a separate stand-alone public company.  These costs include the establishment of corporate functions, information technology and other costs relating to establishing business infrastructure outside the United States. Selling, general and administrative expenses increased to 13.9 % of net sales for the quarter ended September 30, 2005, compared with 11.0 % of net sales for the same period in 2004.

Interest and Other (Income), Net

Interest expense was $6.9 million for the quarter ended September 30, 2005, compared to $8.3 million in the same period in 2004. The decrease was primarily due to the interest rate swap entered into in 2005 and higher capitalized interest in 2005. Other (income), net was $(3.4) million for the three months ended September 30, 2005 compared to $(2.5) million for the three months ended September 30, 2004. The change was primarily related to higher interest income in 2005.

Income Tax Expense

The effective tax rate was 38.3% for the quarter ended September 30, 2005, compared to 30.5% for the same period in 2004. In the third quarter of 2005, Hospira increased its annual effective tax rate from 24% to 25.5%, excluding the impact of the repatriation noted below, due to an increase in expected earnings in the U.S., which has a higher tax rate than foreign jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. In addition, included in the third quarter of 2005 is tax of $9.5 million related to the decision to repatriate undistributed foreign earnings of $175 million under the Jobs Act. The repatriation of funds will occur in the fourth quarter of 2005. The third quarter of 2004 included the impact of a change in the estimated 2004 annual effective tax rate from 24% to 26%.

Results of operations for the nine months ended September 30, 2005 compared to September 30, 2004

The results of Hospira’s operations for the nine months ended September 30, 2004 combine Hospira’s operations as a part of Abbott for periods prior to the spin-off date and Hospira’s operations as a separate, stand-alone entity after the spin-off date.

Net Sales

Net sales increased 1.8% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Sales to third parties represented 1.9% growth in overall sales, driven by exchange of 0.5%, price of 1.3% and volume/product mix of 0.1%, which includes the unfavorable impact of the Berlex contract termination of (4.0)% as well as 1.0% related to sales-type lease accounting for pumps. In late 2004, Hospira changed its business model, which resulted in sales-type lease accounting for certain new pump leases. Sales to Abbott had an unfavorable impact of (0.1)% on overall sales growth, driven by the exclusion of the bulk drug cost from the pricing for certain products post-spin, partially offset by increased demand.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
			Percent
			Change
			vs. Prior
	2005	2004	Year*
U.S. —
Specialty Injectable Pharmaceuticals	$631	$661	(4.6)
Medication Delivery Systems	599	566	5.8
Injectable Pharmaceutical Contract Manufacturing	146	130	12.6
Sales to Abbott Laboratories	80	95	(15.1)
Other	195	181	7.4

Total U.S.	1,651	1,633	1.1

International —

Sales to Third Parties	279	273	2.3
Sales to Abbott Laboratories	51	39	30.3

Total International Sales	330	312	5.8

Consolidated Net Sales	$1,981	$1,945	1.8

* Percent change computed based on unrounded numbers.

Sales in Specialty Injectable Pharmaceuticals declined, reflecting the termination of the Berlex imaging agents distribution agreement and the impact of increased generic competition on Hospira’s Corlopam® product. Sales of the remainder of the Specialty Injectable Pharmaceuticals product line were strong, driven by the impact of sales of new products (ceftriaxone and fluconazole), increased volumes of syringe products, certain anti-infectives (which Hospira believes was partially driven by a competitor’s inability to supply product in the third quarter of 2005) and generic anesthesia products; and favorable price. The sales increase in Medication Delivery Systems was driven by growth in medication management systems, partially offset by a decline in infusion therapy products.  The growth in medication management was due to placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet™ and the impact of the change in business model in late 2004, which resulted in sales-type lease accounting for certain new pump leases. The decline in infusion therapy product sales was driven by the expiration of a contract under which Hospira sold product to a competitor, as well as lower pricing on sets, partially offset by other favorable volume/mix. The sales increase in Injectable Pharmaceutical Contract Manufacturing was primarily due to favorable price and growth in demand for several existing supply agreements, partially offset by the impact of the termination of certain contracts.

The decrease in U.S. Sales to Abbott was due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2004 (through April) included the cost of these bulk drugs. This reflects the post spin-off manufacturing arrangement between Hospira and Abbott, under which Abbott transfers the bulk drug to Hospira for processing and Hospira’s sales include only the value-added portion plus a markup for these products. This reduction was partially offset by increased demand by Abbott for several of its products and by the markup on product sold to Abbott after the spin-off. The increase in Other U.S. sales was primarily due to increased sales of new products (ceftriaxone and deferoxamine) to alternate site healthcare customers, partially offset by a decline in critical care products. Hospira expects increased competition to negatively impact its deferoxamine sales in the future.

International Sales to Third Parties increased primarily due to favorable foreign exchange rates, partially offset by lower volumes and the termination of a third party manufacturing contract. International Sales to Abbott increased primarily due to the impact of the markup on products sold to Abbott after the spin-off, coupled with volume related to an additional product manufactured for Abbott subsequent to the spin-off, partially offset by reduced demand on other products.

Gross Profit

Gross profit increased $91.0 million, or 15.9%, for the nine months ended September 30, 2005, compared with the same period in 2004. Gross profit margin increased to 33.5% for the nine months ended 2005, from 29.5 % for the nine months ended 2004. The increased margin is primarily the result of volume/product mix improvement of 2.5%, which includes the impact of Berlex of 0.9%; reduced benefit costs of 1.1% as a result of the changes in benefit plans in 2004; price of 0.9%, and other changes of 0.2%. These increases were partially offset by charges of (0.7)% resulting from asset impairment and obligations assumed related to the sale of the Salt Lake City, Utah manufacturing facility to ICU Medical.

Research and Development

Research and development expenses increased $16.2 million, or 20.2%, for the nine months ended September 30, 2005, compared with the same period in 2004. The increase was primarily due to spending on new product development related to integrated software for drug delivery devices that help prevent medication errors, a next generation drug delivery device and new compounds added to Hospira’s generic injectable drug pipeline, partially offset by reduced benefit costs as a result of the changes in benefit plans in 2004. Research and development expenses increased to 4.9% of net sales for the nine months ended September 30, 2005, compared with 4.1% of net sales for the same period in 2004.

Selling, General and Administrative

Selling, general and administrative expenses increased $64.4 million, or 32.8%, for the nine months ended September 30, 2005, compared with the same period in 2004. The increase was primarily due to additional costs related to becoming a separate stand-alone public company. These costs include the establishment of corporate functions, information technology and other costs relating to establishing business infrastructure outside the United States. The increase in costs was partially offset by reduced employee benefit costs as a result of the changes in benefit plans in 2004. Selling, general and administrative expenses increased to 13.2% of net sales for the nine months ended September 30, 2005, compared with 10.1% of net sales for the same period in 2004.

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

Interest and Other (Income), Net

Interest expense was $20.9 million for the nine months ended September 30, 2005, compared to $11.0 million in the same period in 2004. The increase was primarily due to interest relating to the senior unsecured notes, which were issued in June 2004 to repay the senior unsecured credit facility that Hospira incurred as part of the spin-off. Other (income), net was $(8.1) million for the nine months ended September 30, 2005, compared to $(1.1) million for the nine months ended September 30, 2004. The change was primarily related to interest income in 2005. Prior to the spin-off, Hospira, as part of Abbott, did not hold cash.

Income Tax Expense

The effective tax rate was 28.7% for nine months ended September 30, 2005, compared to 28.1% for the same period in 2004. In the third quarter of 2005, Hospira increased its annual effective tax rate from 24% to 25.5%, excluding the impact of the repatriation noted below, due to an increase in expected earnings in the U.S., which has a higher tax rate than foreign jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several taxing jurisdictions. Included in the nine months ended September 30, 2005 is tax of $9.5 million related to the decision to repatriate undistributed foreign earnings of $175 million under the Jobs Act. The repatriation of funds will occur in the fourth quarter of 2005. The effective tax rate for the nine months ended September 30, 2004 included the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above and a change in the 2004 estimated annual effective tax rate, excluding the effect of the curtailment, from 24% to 26%.

Liquidity and Capital Resources at September 30, 2005 compared with December 31, 2004

Net Cash From Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Capital resources include cash on hand and borrowing availability under Hospira’s $375 million credit facility.

Operating activities provided net cash of $471.3 million, primarily driven by net income of $209.1 million, non-cash depreciation and amortization charges of $118.0 million, and changes in operating assets and liabilities of $144.2 million. The changes in operating assets and liabilities consist primarily of an increase in salaries payable and other accruals including those resulting from obligations assumed related to the sale of the Salt Lake City, Utah manufacturing facility to ICU and rebates, an increase in accounts payable, and an increase in taxes payable, net of cash payments, which is included in Other, net.

Net Cash Used in Investing Activities of $116.1 million includes capital expenditures of $189.5 million for upgrading and expanding manufacturing and administrative support facilities and information technology systems. In addition, investing activities includes the use of cash of $23.6 million for the acquisition of Physiometrix and purchases of certain intangibles and other investments of $7.2 million. These are offset by $72.4 million in proceeds from the sales of marketable debt securities and $31.8 million in proceeds from the sale of the Salt Lake City, Utah manufacturing facility and related assets to ICU.

Net Cash Used in Financing Activities of $3.4 million consists primarily of payments to Abbott for international net assets of  $106.5 million, and other borrowing activities, which are further described below, offset by proceeds from employee stock option exercises of $97.6 million.

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

During the third quarter of 2005, Hospira entered into various loan agreements related to the legal transfer of certain operations from Abbott. Hospira borrowed 270 million Chilean Pesos ($0.5 million U.S. Dollars) and, in two separate loans, 10 billion Colombian Pesos (a total of $4.3 million U.S. Dollars). The Chilean loan bears interest of 5.4% and is due November 2005. The loans of 8 billion and 2 billion Colombian Pesos bear interest of 9% and 8.8% and are due March 2006 and October 2005, respectively. Principal and interest on these loans are due upon expiration. It is anticipated that, over time, local borrowings such as these will be used to optimize the capital structure in certain foreign affiliates.

Hospira’s revolving credit facility consists of an unsecured revolving credit facility of $375 million (“Revolver”) that is available for working capital and other requirements. On April 29, 2005, the Revolver was amended to reduce or eliminate certain restrictions, in order to increase Hospira’s operating flexibility. The Revolver allows Hospira to borrow funds on an unsecured basis at variable interest rates as short-term cash needs dictate. As of September 30, 2005, Hospira had no amounts outstanding under the Revolver.

The amended Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with any other corporation.  The amended Revolver also limits Hospira’s ability to sell its assets.  Under the amended Revolver, Hospira must also comply with certain financial covenants, including interest coverage ratio, leverage ratio and minimum consolidated net worth. As of September 30, 2005, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira’s use of certain of these assets during that period. As of September 30, 2005, the net book value of the assets and liabilities that had not yet transferred was $146.2 million. The net book value is primarily comprised of accounts receivable of $52.2 million, inventory of $57.1 million, equipment of $35.4 million and other, net of $1.5 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $84.4 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In the second and third quarter of 2005, the net assets of several countries were legally transferred from Abbott. The total amounts paid were $60.7 million and $106.5 million for the three and nine months ended September 30, 2005, respectively. Subsequent to September 30, 2005, the net assets of several additional countries were transferred. Hospira expects to transfer the net assets of additional countries each quarter throughout the remaining transition period.

Contractual Obligations

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

The following table summarizes Hospira’s estimated contractual obligations as of September 30, 2005 (dollars in millions):

	Payment Due by Period
					2010 and
	Total	2005	2006-2007	2008-2009	Thereafter
Long-term debt and interest payments	$997.9	$20.7	$80.9	$377.2	$519.1
Lease obligations	164.8	6.8	41.8	37.9	78.3
Purchase commitments (1)	404.0	276.5	122.5	5.0	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	18.4	—	18.4	—	—
Amounts due to Abbott for transfer of certain international net assets (3)	146.2	36.9	109.3	—	—
Total	$1,731.3	$340.9	$372.9	$420.1	$597.4

(1)   Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements.

(2)   Excludes $86.4 million of other long-term liabilities related primarily to post-retirement benefit plans.

(3)   The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $84.4 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

Legislative Issues

The Jobs Act, signed into law in October 2004, provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Hospira has determined that it will repatriate $175 million of qualified undistributed foreign earnings. The income tax related to this repatriation is $9.5 million and has been recognized in the third quarter of 2005. The repatriation of funds will occur during the fourth quarter of 2005.

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

(b)   Changes in internal controls. Hospira is in the process of implementing its independent information technology system (SAP) both in and outside the United States. Current plans are to implement all modules of SAP globally, except at the manufacturing plants, over the next year. Ongoing processes and controls will be modified during the implementation period as is expected with a major system implementation. Also during the period, business operations in several countries have transitioned from Abbott to Hospira. Inherent in such transitions are changes in Hospira’s internal controls, as processes that were previously performed by Abbott personnel, utilizing Abbott systems, are now being performed by Hospira personnel, utilizing Hospira systems (including SAP).  In connection with the implementation of SAP and the transition of the international operations, Hospira has updated, and will continue to update, its internal control over financial reporting as necessary to accommodate modifications to its business processes and accounting procedures. There have been no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

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

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott Laboratories, Inc. alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Additionally, Abbott maintains that the dispute must be resolved by arbitration, in accordance with the terms of the Agreement. Abbott intends to pursue claims against RTI for breach of the Agreement in arbitration or in federal court. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement.

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

Item 2.       Changes in Securities and Use of Proceeds

(c)       Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

			Total Number of
			Shares	Maximum Number (or
			Purchased as	Approximate Dollar
	Total		Part of Publicly	Value) of Shares that
	Number of	Average	Announced	May Yet be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	per Share	Programs	Programs
July 1- July 31, 2005	20,834	$39.04	—	—
August 1- August 31, 2005	14,789	38.03	—	—
September 1- September 30, 2005	75,487	40.85	—	—
Total	111,110	$40.14

(1)	These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

Item 6.    Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION

10.1	Hosipra, Inc. Non-Employee Directors’ Fee Plan, as amended October 26, 2005 (incorporated by reference to Exhibit 10.1 to Hospira’s Current Report on Form 8-K filed on October 28, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

	By:	/s/ Terrence C. Kearney
Terrence C. Kearney,
Senior Vice President, Finance and Chief Financial Officer

Date: November 10, 2005