Form 10-K
period 2005-12-31
HOSPIRA INC
filed 2006-03-15
CIK 1274057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-31946

HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0504497 (I.R.S. Employer Identification No.)
275 North Field Drive Lake Forest, Illinois 60045 (Address of principal executive offices, including zip code)
(224) 212-2000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which each class is registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,228 million.

        Hospira had 162,267,637 shares of common stock outstanding as of February 28, 2006.

INCORPORATION OF DOCUMENTS BY REFERENCE

        Certain sections of the registrant's Proxy Statement to be filed in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira's plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect Hospira's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira's control, and may cause actual results and performance to differ materially from its expectations. Important factors that could cause Hospira's actual results to be materially different from its expectations include (i) the risks and uncertainties described in "Item 1A. Risk Factors" and (ii) the factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, you should not place undue reliance on the forward-looking statements contained in this annual report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

        Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the productivity, safety and efficacy of patient care in the acute care setting. Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous ("I.V.") fluids. Hospira is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities, which are together referred to as the "continuum of care."

        In 2005, Hospira's net sales were $2.63 billion, on which it earned net income of $235.6 million. The United States is the largest market for Hospira's products and accounted for approximately 83% of 2005 sales. Sales outside the United States accounted for the remaining 17% of sales.

        Hospira has two reportable segments, U.S. and International, through which its products are sold. For financial information relating to Hospira's segments and the geographic areas, see Note 10 to the financial statements included in Item 8 of this document. As each reportable segment produces and sells similar products and services, unless the context requires otherwise, the disclosure in Items 1 and 1A relates to both reportable segments.

General Development of Business

        Hospira's business has an approximately 70-year history. Prior to its spin-off from Abbott Laboratories on April 30, 2004, Hospira's business was conducted by Abbott, and for all periods prior to the spin-off, references in this annual report to Hospira's historical assets, liabilities, products, businesses or activities are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Hospira's business as it was conducted as a part of Abbott. Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira's business outside the United States will be transferred from Abbott over the two-year period after the spin-off. Prior to their transfer, these operations and net assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and net assets. The terms of the spin-off are described in more detail in this Item 1 under "Arrangements with Abbott."

        Hospira was incorporated in Delaware on September 16, 2003, as a wholly owned subsidiary of Abbott. As part of a plan to spin-off its core hospital products business, Abbott transferred the assets and liabilities relating to Hospira's business to Hospira and, on April 30, 2004, distributed Hospira's common stock to Abbott's shareholders. On that date, Hospira began operating as an independent company, and on May 3, 2004, Hospira's common stock began trading on the New York Stock Exchange under the symbol "HSP." The transfer of assets and liabilities to Hospira, and distribution of Hospira common stock as described above are sometimes referred to in this document as the "spin-off" and April 30, 2004 is sometimes referred to as the "spin-off date."

        During 2005, Hospira continued its separation from Abbott. By year end, Abbott had transferred legal title to the net assets and operations in 36 countries to Hospira. Hospira also launched three of four planned international regional headquarters. Hospira progressed on other transition activities, having completed over 50% of its transition services agreements with Abbott by the end of 2005, and significant work on the establishment of independent information technology systems.

Products

        Hospira's portfolio of products is composed of five main product lines:

Product Line	Description
Specialty Injectable Pharmaceuticals	• •	More than 130 injectable generic drugs in more than 600 dosages and formulations Precedex® (dexmedetomidine HCl), a proprietary drug for sedation
Medication Delivery Systems	• • •
Medication management systems that include electronic pumps and sets for I.V. drug delivery, and patient-controlled analgesia for pain management
Pre-mixed drug solutions and nutritionals for I.V. infusion
I.V. solutions and supplies
Injectable Pharmaceutical Contract Manufacturing	•	Formulation development, filling and finishing of injectable pharmaceuticals on a contract basis for pharmaceutical and biotechnology companies
Other	• •
Sales through alternate site providers, including clinics, home healthcare providers and long-term care facilities
Hemodynamic monitoring systems used in the intensive care setting, critical care units to measure cardiac output and blood flow, and brain-function monitoring devices
International	•	Sales of Hospira's products outside the United States

        Hospira believes that, in addition to rising costs, healthcare providers in the United States continue to confront significant challenges in their efforts to improve patient safety, comply with higher regulatory and industry standards for patient and clinician safety, and meet an increased demand for services. Hospira believes that healthcare providers, on a global basis, are seeking quality products and services that will enable them to better meet their goals of increasing patient safety and the effectiveness of clinical care while decreasing their overall costs and improving productivity. Hospira offers products to help healthcare providers achieve these goals.

Specialty Injectable Pharmaceuticals

        Hospira's specialty injectable pharmaceutical product line primarily consists of generic injectable pharmaceuticals, which provide customers with a lower-cost alternative to branded products whose patents have expired. Hospira has more than 130 generic injectable products in more than 600 dosages and formulations. These drugs' therapeutic areas include cardiovascular, anesthesia, anti-infectives, analgesics, emergency and other. All of Hospira's generic injectable pharmaceuticals include unit-of-use bar-code labels that can be used to support medication management efforts. Hospira procures the active pharmaceutical ingredients in these products from third-party suppliers. During 2005, Hospira launched three new products in its generic injectable pharmaceutical product line, including the anti-infective ceftriaxone in the United States on the day of its patent expiration.

        Hospira believes that novel drug delivery formulations and formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers' efforts to enhance safety, increase productivity and reduce waste. Hospira's drug delivery formats include standard offerings in ampoules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include Carpuject® prefilled syringes, patient-controlled analgesia syringes for use with its LifeCare PCA® drug delivery pumps, Ansyr® prefilled needleless emergency syringe systems, First Choice® ready-to-use premixed formulations and the ADD-Vantage® System for preparing drug solutions from prepackaged drug powders or concentrates.

        Hospira's specialty injectable pharmaceutical product portfolio also includes Precedex® (dexmedetomidine HCl), a proprietary sedative that is used in the intensive care setting. Precedex® is a registered trademark of Orion Corporation and is licensed to Hospira by Orion.

Medication Delivery Systems

        The subgroups of the medication delivery systems market that Hospira serves are (1) medication management systems, which include electronic drug delivery pumps, and related administration sets and accessories, and (2) infusion therapy solutions and products that are used to deliver I.V. fluids and medications to patients.

        Medication Management Systems.    Medication management systems include electronic drug delivery pumps and administration sets that are used to deliver I.V. fluids and medications. Hospira's systems consist of a reusable electronic drug delivery pump and disposable administration sets that are designed to fit a specific drug delivery pump model. Worldwide, Hospira estimates that more than 400,000 of its electronic drug delivery pumps are currently in use. Hospira's electronic delivery pumps include its next-generation patient-controlled analgesia device, the LifeCare PCA®; the Plum A+® infusion pump; the Plum A+®3 (triple-channel) infusion system; the GemStar® ambulatory infusion pump; and the OmniFlow® 4000 Plus multi-channel pump.

        Hospira believes that electronic drug delivery pumps with enhanced systems capabilities have become a key contributor in efforts to improve medication management programs and decrease the incidence of medication errors. The Hospira MedNet® system is used in the Plum A+® infusion pump, the Plum A+®3 (triple-channel) infusion system and, as of February 2006, the LifeCare PCA® patient-controlled analgesia device. It has been designed to provide customers with drug information and decision-support capabilities in a framework that can be used to create clinical decision policies and safety rule sets for clinicians at the point of care, and to facilitate the development, distribution and documentation of hospital-defined best practices at the patient bedside. The Hospira MedNet® system has been designed to be compatible eventually with the majority of Hospira's line of electronic drug delivery pumps. The Hospira MedNet® system was launched in December 2003, and Hospira believes it had penetrated approximately 35% of the available market of the Plum A+® installed base by December 2005.

        Late in 2005, Hospira launched the wireless network versions of the Hospira MedNet® system for its Plum A+® and Plum A+®3 electronic delivery pumps. The wireless version of the Hospira MedNet® system establishes real-time send-and-receive capability and can interface with hospital and pharmacy information systems. Hospira continues to work with information technology companies to integrate the Hospira MedNet® system with other systems.

        Infusion Therapy Solutions and Supplies.    Hospira offers a broad product line of infusion therapy solutions and supplies that includes I.V. solutions for general use, I.V. nutrition products, and solutions for the washing and cleansing of wounds or surgical sites. All of Hospira's injectable I.V. solutions include unit-of-use bar-code labels that can be used to support medication management efforts. Hospira's line of infusion therapy supplies includes administration sets used in gravity I.V. administration, I.V. catheters and safety devices that are used to facilitate delivery of I.V. fluids and medications without the use of needles.

        Hospira offers needlestick safety products and programs to support its customers' needlestick safety initiatives. LifeShield® CLAVE® and MicroCLAVE® connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles. ICU Medical, Inc.'s ("ICU") CLAVE® connectors are a component of administration sets sold by Hospira to its customers in the United States and select markets outside the United States.

Injectable Pharmaceutical Contract Manufacturing

        Through its One 2 One® manufacturing services group, Hospira provides contract manufacturing services for formulation development, filling and finishing of injectable drugs worldwide. Hospira works with its customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira's One 2 One® manufacturing services group does not manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services, including solutions preparation, sterile filling, lyophilization, terminal sterilization and packaging, and has expertise in formulation development, analytical development and regulatory services. Client companies can choose from a variety of delivery systems that include vials, flexible containers, pre-filled syringes and proprietary drug delivery systems such as ADD-Vantage®. One 2 One® serves numerous customers, including many of the largest global pharmaceutical companies.

Other

        Other includes sales of Hospira's products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices.

        Critical care devices are used to monitor vital signs as well as specific physiologic functions of key organ systems. Hospira provides hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients. Hospira's critical care devices include its Transpac® disposable blood pressure-sensing devices, Safeset™ Blood Sampling System, and various catheter systems. In October 2005, Hospira launched the SEDLine™ brain-function monitoring system, which is used to evaluate the effects of anesthesia and sedation of patients during medical procedures.

International

        Internationally, Hospira's products are similar to those offered in the United States. Hospira continues to establish its own business infrastructure to support its international operations. Abbott agreed to provide various services to support Hospira's international operations for up to two years following the spin-off. Abbott and Hospira agreed that legal title to certain international assets and operations will be transferred from Abbott over the transition period as described below under "—Arrangements With Abbott—International Agreements." Prior to transfer of legal title, these operations and net assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and net assets The transfers began in 2005, with legal title to the net assets and operations in 36 countries being transferred to Hospira during the year. These transfers are expected to continue through mid-2006. Hospira also established international regional hubs in Amsterdam, The Netherlands; Montreal, Canada; and Mexico City, Mexico. Hospira plans to establish a fourth international regional hub in Osaka, Japan in 2006.

        Hospira continues to assess its product portfolio and international markets on a country-by-country basis in an effort to determine those countries that provide the greatest potential for Hospira's business. Hospira is establishing a direct commercial infrastructure in countries that offer the most initial potential, while offering products through distributors in other countries. Hospira expects to exit certain other countries altogether.

Customers, Sales and Distribution

        The United States accounted for approximately 83% of Hospira's 2005 net sales. Hospira's primary customers in the United States include hospitals, integrated delivery networks, alternate site facilities, and medical product and drug wholesalers. A substantial portion of Hospira's products is sold to group purchasing organization ("GPO") member hospitals and through wholesalers and distributors. Sales through the four largest wholesalers that supply products to many end-users accounted for approximately 42% of total net sales during 2005. As end-users of Hospira's products have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has pricing agreements for specified products with the major GPOs in the United States, including AmeriNet, Inc.; Broadlane Healthcare Corporation; Consorta, Inc.; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

        Hospira has configured its U.S. sales and marketing organizations to address the needs of customers across the continuum of care. Hospira's sales organization includes sales professionals who sell across its major product lines, as well as product specialists who detail and promote its medication delivery systems, and sales personnel who market and sell Precedex® and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major GPOs.

        In the United States, Hospira's products are primarily distributed through a network of five distribution facilities as well as through external distributors. The U.S. distribution facilities Hospira operates are located in Atlanta, Georgia; Dallas, Texas; King of Prussia, Pennsylvania; Los Angeles, California; and Pleasant Prairie, Wisconsin.

        Sales in markets outside the United States comprised approximately 17% of 2005 net sales. Hospira's primary customers in markets outside the United States are hospitals and wholesalers that Hospira serves through a direct sales force and a network of distributors. The majority of Hospira's business outside the United States is contract- or tender-driven.

        Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales.

Product Development

        Hospira's development programs are concentrated in the areas of medication delivery systems and generic injectable pharmaceuticals. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira primarily engages in programs to bring new products to market that enhance the effectiveness, ease of use, productivity, safety and reliability of existing products, and that expand the use of Hospira's products in new markets or new applications.

        Hospira operates three product development facilities located in Lake County, Illinois, and Morgan Hill and San Diego, California. In 2005, Hospira began to occupy a new 190,000 square foot research and development facility in Lake Forest, Illinois, which will replace facilities leased from Abbott under a transitional arrangement.

        To capitalize on customer demand for lower-cost pharmaceutical products, Hospira is actively working to develop new generic injectable pharmaceuticals. As of December 31, 2005, Hospira had 46 products in its generic injectable pipeline, representing 31 different drug compounds. This is an increase of 10 products and three drug compounds since December 31, 2004.

        Hospira's key programs in the area of medication delivery systems include the development of advanced infusion platforms and systems. Hospira's medication delivery systems in development have been designed to use bar coding to help prevent medication errors, thereby improving safety in the acute care setting. Hospira has entered into alliances with several leading information technology companies to further efforts to develop systems that "close the loop" on medication management and improve cost efficiencies in patient management. It expects to continue to enter into strategic alliances as part of an "open system architecture."

        Hospira develops and markets PVC-free and DEHP-free infusion therapy product alternatives. The latest products made from these alternative materials were introduced in 2005, including sets designed for use on neonatal patients and additional options for use with blood and lipid-containing drugs and solutions.

        Hospira's research and development expenses in 2005 were $138.8 million. Hospira has spent $368.1 million on research and development over the last three years.

Manufacturing

        Hospira is a global manufacturer operating 11 plants in the Americas and three plants in Europe. Hospira's plant locations within the Americas are: Ashland, Ohio; Austin, Texas; Buffalo, New York; Clayton, North Carolina; La Aurora, Costa Rica; McPherson, Kansas; Montreal, Canada; Morgan Hill, California; North Chicago, Illinois; Rocky Mount, North Carolina; and San Cristobal, Dominican Republic. In Europe, Hospira operates manufacturing facilities located in Lurganbuoy, Donegal, and Finisklin, Sligo, Ireland, and Liscate, Italy.

        As previously announced, Hospira expects to close the Donegal facility by early 2007, the Ashland facility by mid-to-late 2007 and the Montreal facility by mid-2008. Hospira expects to phase out production at the North Chicago facility, which is leased from Abbott under a 10-year lease expiring in 2014, on an accelerated time frame with most of the phase-out occurring by the end of 2009. Production of the primary products at these facilities is expected to move to other Hospira facilities and/or be outsourced to third-party suppliers. Hospira began a $60 million expansion of manufacturing capacity at the McPherson facility, in part to accommodate some of the production from the North Chicago facility.

        Hospira's two largest domestic facilities, Rocky Mount and Austin, account for a significant portion of Hospira's manufacturing output. While Hospira has not experienced a significant interruption of manufacturing at those facilities, such an interruption could materially and adversely affect Hospira's ability to manufacture and sell its products.

        Hospira's manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization. The operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma Quality, Lean Manufacturing and Total Quality Management.

Raw Materials and Components

        While Hospira produces some raw materials and components at its manufacturing sites, the majority of raw materials and components that it uses are sourced externally on a global basis. Hospira procures the active pharmaceutical ingredients in its drug products from third-party suppliers.

        Although many of the raw materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. Hospira relies on proprietary components available exclusively from ICU. ICU's CLAVE® and MicroCLAVE® connector products are components of administration sets that represented more than 13% of Hospira's 2005 sales. Hospira also purchases a significant portion of its critical care products from ICU, pursuant to its long-term manufacturing, commercialization and development agreement with ICU entered into during 2005. In addition, Hospira purchases some of its raw materials and components from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

        Hospira works very closely with its suppliers to assure continuity of supply while maintaining excellence in quality and reliability. Hospira continually evaluates alternate-source suppliers, although it does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology, Hospira does not believe that the loss of any existing supply arrangement (other than its CLAVE® supply arrangement with ICU, which continues through 2014) would have a material adverse effect on its business.

Quality Assurance

        Hospira is committed to creating and maintaining the highest standard of regulatory compliance while providing high quality products to its customers. Hospira has developed and implemented quality systems and concepts throughout its organization. Hospira is actively involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies. In addition, Hospira's facilities are subject to periodic inspection by the United States Food and Drug Administration (the "FDA") and other regulatory authorities. In the past, Hospira's business has received notices alleging violations of applicable regulations and standards, and Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues. Hospira's quality system is designed to incorporate quality and utilize continuous improvement concepts throughout the product life-cycle.

Arrangements with Abbott

        In connection with the spin-off, Hospira entered into the following agreements with Abbott:

  •
  Separation and Distribution Agreement;

  •
  Employee Benefits Agreement;

  •
  Transition Services Agreement;

  •
  Information Technology Agreement;

  •
  International Agreements;

  •
  Manufacture and Supply Agreements; and

  •
  Tax Sharing Agreement.

        In addition, Hospira entered into leases and subleases with Abbott for locations that Hospira shares with Abbott. Subleases for space in commercially leased locations have varying terms, generally matching the terms of the underlying leases.

        The agreements summarized below are filed or incorporated by reference as exhibits to this annual report, and the summaries of each of these agreements set forth those terms Hospira believes to be material. These summaries are qualified in their entirety by reference to the full text of the agreements.

Separation and Distribution Agreement

        The Separation and Distribution Agreement sets forth the agreements between Hospira and Abbott with respect to the principal corporate transactions that effected the separation and transfer of the core hospital products business from Abbott to Hospira, the distribution of Hospira's shares to Abbott shareholders and other agreements governing the relationship between Abbott and Hospira.

        The Separation.    In effecting the spin-off, Abbott and its subsidiaries transferred the assets and liabilities of Hospira's business to Hospira. The transfer to Hospira of the United States assets and liabilities and the manufacturing assets and liabilities outside the United States occurred at or prior to the spin-off. The non-manufacturing assets and associated liabilities outside the United States are being transferred to Hospira pursuant to the terms of the international agreements described below.

        Proceeding Liabilities.    Except as expressly set forth in the Separation and Distribution Agreement or in any ancillary agreement, Hospira assumed all liabilities of Abbott and its subsidiaries to the extent relating to, arising out of or resulting from actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the spin-off to the extent such liabilities relate to, arise out of or result from Hospira's business and assets. The liabilities that Hospira assumed include, among other things, liabilities for any claims or legal proceedings related to products that had been part of Hospira's business but were discontinued prior to the spin-off. However, Hospira did not assume certain liabilities of Abbott or its subsidiaries relating to allegations in pending or future investigations and lawsuits that Hospira's business engaged in improper marketing and pricing practices as described in "Item 3 Legal Proceedings—Marketing and Pricing Cases."

Employee Benefits Agreement

        Hospira and Abbott entered into an Employee Benefits Agreement to allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs and other related matters.

        The Employee Benefits Agreement provides that, as of the spin-off, Hospira generally assumed all employment-related obligations and liabilities for all U.S. employees who transferred employment to Hospira in connection with the spin-off, including salaries and vacation, except as otherwise provided in the agreement. Abbott generally retained responsibility for all employment-related obligations and liabilities for U.S. non-union employees who terminated their employment or retired prior to the spin-off or who otherwise did not transfer employment to Hospira in connection with the spin-off, except as otherwise provided in the agreement. Abbott retained liabilities for post-retirement medical, dental and life insurance benefits for U.S. non-union employees who were retired at the time of the spin-off and for those U.S. non-union employees who were eligible to retire as of the time of the spin-off (commencing on or after their retirement with Hospira), for other medical and dental claims which are incurred by employees of Hospira's business prior to the spin-off, and for certain deferred compensation and supplemental pension obligations, subject in all cases to the terms of the agreement and the applicable Abbott plans. Hospira assumed and is liable for the pension and other benefits of Hospira's current and former union employees at its Ashland, Ohio site. Hospira's obligations with respect to employees outside the United States will be handled in accordance with the terms of applicable local plans and local law.

Transition Services Agreements

        Hospira and Abbott entered into Transition Services Agreements prior to the spin-off pursuant to which Hospira and Abbott agreed to provide to the other, on an interim, transitional basis, various services, including treasury administration, employee benefits administration and quality assurance services. The charges agreed upon for such services are generally intended to allow the servicing party to recover all out-of-pocket costs and expenses and a predetermined profit.

        The services generally commenced at the time of the spin-off and will terminate no later than 24 months following the spin-off. The receiving party may terminate the provision of such services upon prior written notice.

        The agreements cover approximately 200 services, of which more than 50% had been terminated as of the end of 2005.

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

International Agreements

        Hospira and Abbott entered into Transition Marketing and Distribution Service Agreements and an International Commercial Operations Agreement pursuant to which Abbott's subsidiaries act as non-exclusive distributors for Hospira products and perform regulatory, pharmacovigilance, promotional, marketing, distribution and selling activities for Hospira products outside the United States. Under the spin-off agreements, Hospira and Abbott agreed that legal title to the non-manufacturing assets and related liabilities outside the United States would be transferred from Abbott to Hospira on a country-by-country basis, generally over the course of the two years following the spin-off. The amount payable to Abbott is equal to the net book value of those assets and liabilities at the time of such transfer. Hospira is subject to the risks and entitled to the benefits generated by these net assets and operations prior to their transfer.

        The specific timing of the transfer of these operations has been, and will continue to be, determined based on the establishment of the business infrastructure to support Hospira's operations in the applicable country and the transfer of the marketing authorizations for Hospira products by the regulatory authorities in that country. During 2005, the net assets and operations in 36 countries were transferred to Hospira. As of December 31, 2005, the net book value of the assets and liabilities remaining to be transferred was $130.5 million.

Manufacture and Supply Agreements

        Hospira and Abbott entered into Manufacture and Supply Agreements prior to the spin-off pertaining to those products, including bulk and finished pharmaceutical products and I.V. solutions, devices and commodities, that each party manufactured and supplied to the other party prior to the spin-off and will continue to manufacture and supply to the other party following the spin-off. During 2005, the Manufacture and Supply Agreements were extended for a two-year period for certain products, which will now terminate during 2008. The agreements include the prices at which the products will be supplied, the ordering procedures to be followed by Hospira and Abbott and any warranties that will be provided by Hospira or Abbott with respect to these products.

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

        Hospira's competitors in medication delivery systems include Baxter International Inc., Becton, Dickinson and Company, B. Braun Melsungen AG, Cardinal Healthcare Inc., Fresenius Medical Care AG and Terumo Medical Corporation. Competitors in specialty injectable pharmaceuticals include American Pharmaceutical Partners, Inc., Baxter and Teva Pharmaceuticals, as well as divisions of several multinational pharmaceutical companies. Baxter, Cardinal and Patheon, Inc. are significant competitors of Hospira's contract manufacturing business. Edwards Lifesciences Corporation is a significant competitor in critical care monitoring devices. Local manufacturers of specialty injectable pharmaceuticals also compete with Hospira on a country-by-country basis.

        Hospira believes that it is one of the leading competitors in terms of U.S. market share in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that it must continue to invest significantly in research and product development activities, optimize its manufacturing efficiency and productivity, and increase its international presence to further its competitive position. Particularly, within its specialty injectable product line, Hospira seeks to maximize its opportunity to introduce generic injectable drugs on the day of patent expiration and, within its medication delivery systems product line, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery. These efforts will depend heavily on the success of Hospira's research and development programs.

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

Employees

        As of December 31, 2005, Hospira had approximately 13,000 employees and 1,000 contract staff worldwide. Approximately 9,000 employees and contract staff were in the United States. Employees at the Ashland, Ohio manufacturing facility, and a significant portion of Hospira's employees outside of the United States, are members of works councils or trade unions.

        After the announcement of the planned closing of the Ashland, Ohio manufacturing facility, Hospira and the United Steelworkers of America negotiated an extension through 2008 of the collective bargaining agreement covering approximately 400 union employees at the facility. Hospira and the union are currently negotiating incentive, termination and other benefits. Hospira also expects to begin negotiations with the union of which the employees at the Montreal, Canada facility are members in connection with the planned closing of that facility.

        Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent them.

Governmental Regulation and Other Matters

Food and Drug Laws

        Most of Hospira's products and facilities are subject to regulation by the FDA and national and supranational regulatory authorities outside the United States, including Health Canada, Health Products and Foods Branch, and the European Agency for the Evaluation of Medicinal Products for Human Use. Hospira's marketed drugs and devices are subject to regulation with respect to, among other matters, manufacturing, post-marketing studies in humans, advertising and promotional activities and materials, product labeling, and post-marketing surveillance and reporting of adverse events.

        All aspects of the manufacturing of regulated products are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage, and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with the relevant Good Manufacturing Practices ("GMPs"). Hospira's manufacturing facilities are subject to periodic and for-cause inspections to verify compliance with GMPs. New manufacturing facilities or the expansion of existing facilities will require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with GMPs, it may take various enforcement actions, including, but not limited to, issuing a warning letter or similar correspondence, mandating a product recall, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. See "Item IA. Risk Factors—Hospira and its suppliers and customers are subject to various governmental regulations and it could be costly to comply with these regulations and to develop compliant products and processes."

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

        Some of Hospira's drug products which are considered controlled substances, are also subject to additional regulation by the U.S. Drug Enforcement Administration ("DEA") and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion. Violation of controlled substance statutes and regulations may result in substantial civil and criminal penalties.

Healthcare Fraud and Abuse Laws

        As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid, and other federal and state programs. This statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or the purchase, or in return for recommending or arranging for the referral or purchase, of goods covered by the programs. The anti-kickback law provides a number of exceptions or "safe harbors" for particular types of transactions. Hospira believes that its arrangements with its customers are in material compliance with the anti-kickback statute and relevant safe harbors. While Hospira generally does not file claims for reimbursement from government payors, the federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Hospira believes that its arrangements with and actions in regard to its claims-filing customers are in material compliance with the Federal False Claims Act. Many states have similar fraud and abuse laws, and Hospira believes that it is in material compliance with those laws. If it were determined that Hospira was not in compliance with those laws, however, Hospira could be subject to criminal and/or civil liability, exclusion from participation in Medicare, Medicaid, and other state and federal programs, or other material adverse effects.

Environmental Laws

        Hospira's manufacturing operations worldwide are subject to many requirements under environmental laws. In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws which restrict the emission of pollutants into the air, the discharge of pollutants into bodies of water, and the disposal of hazardous substances. Violations of these laws can result in significant civil and criminal penalties, and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the United States, the environmental laws and their enforcement vary and they can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This does not currently have a significant impact on Hospira's products, but such laws are expanding rapidly in Europe. Hospira has management systems in place which are intended to minimize the potential for violation of these laws.

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

Other Laws

        The laws of some states and foreign countries regulate the safety of Hospira's products in the marketplace to a greater extent than FDA requirements. For example, under California's Safe Drinking Water and Toxic Enforcement Act of 1986, also known as "Proposition 65," the state has established a list of chemicals considered to be hazardous. If, as a result of the sale in California of a product containing a listed chemical, a person is exposed to the chemical, the seller of that product must provide that person with a warning. Monetary penalties for non-compliance can be substantial, although there are no criminal sanctions.

        Hospira is also subject to a variety of state and foreign compliance, disclosure and anti-fraud laws, non-compliance with which can result in significant financial penalties and criminal sanctions. As Hospira operates internationally, Hospira is subject to U.S. regulations that apply to international operations, including trade laws, the Foreign Corrupt Practices Act and anti-boycott laws.

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

Item 1A. Risk Factors

        Hospira's business, financial condition, results and operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly, (2) Hospira's past performance to not be indicative of future performance and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also impair its business operations.

Risks Relating to Hospira's Transition from Abbott and the Spin-off

Hospira's historical financial information may not be indicative of its future results as an independent company.

        Hospira became an independent company as a result of the spin-off from Abbott on April 30, 2004. The historical financial information included in this annual report does not reflect what Hospira's results of operations, financial position and cash flows would have been had Hospira been an independent company during the entire periods presented or, to a greater extent than is generally the case, what Hospira's results of operations, financial position and cash flows will be in the future. This is primarily a result of the following three factors:

  •
  for all periods prior to the spin-off, Hospira's historical financial information reflects allocations for services historically provided by Abbott, and these allocations are different from the costs Hospira has incurred for these services after that time as an independent company;

  •
  for all periods prior to the spin-off, Hospira's historical financial information does not reflect the debt Hospira incurred in connection with the spin-off (and its subsequent refinancing) and Hospira's obligations to pay Abbott after the spin-off for the net assets relating to Hospira's business outside the United States; and

  •
  for all periods prior to the spin-off, the historical financial information does not reflect any increased costs associated with being an independent company, including changes that have occurred in the cost structure, personnel needs, financing and operations of Hospira's business as a result of the spin-off and from reduced economies of scale.

        Hospira has incurred, and expects to continue to incur, more research and development expenses and selling, general and administrative expenses than it incurred as part of Abbott. These expense levels have increased since the spin-off; the amounts included in Hospira's historical financial statements after the spin-off are not necessarily indicative of Hospira's future expenditures. Hospira also has taken certain actions to dispose of, or close, certain facilities it received from Abbott in the spin-off, including the sale of the Salt Lake City manufacturing facility, the impending closures of the Ashland, Ohio, Donegal, Ireland and Montreal, Canada manufacturing facilities and the production phase-out at the North Chicago, Illinois manufacturing facility, which have resulted in, or are expected to result in, significant charges to Hospira's income and cash expenditures. Hospira may not recognize the expected cost savings from these activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

        For additional information about the past financial performance of Hospira's business and the basis of presentation of the historical combined financial statements, please see "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements" included elsewhere in this annual report.

Hospira has a limited history operating as an independent company, and may experience increased costs as it progresses in its transition to an independent company that could decrease its overall profitability.

        Prior to the spin-off, Hospira's business was operated by Abbott, and Abbott performed many important corporate functions for Hospira's operations, including information technology support, finance and tax administration, and international administration, distribution and sales functions. Since the spin-off, some of these functions have been provided by Abbott for Hospira on a transitional basis as described above in "Item 1. Business—Arrangements with Abbott." At such point in time as Hospira begins to operate these functions independently, if it does not have in place its own adequate systems and business functions, or outsource them from other providers, it may not be able to operate its business effectively or at comparable costs, and its profitability may decline.

        Hospira is replicating certain facilities, systems, infrastructure and personnel, and is making significant investments to develop its ability to operate without access to Abbott's operational and administrative infrastructure. These initiatives are costly to implement, have led to, and are expected to continue to lead to, increased costs in the near term and on an ongoing basis and may cause Hospira's profitability to decline. Hospira will need to continue to attract and retain talented personnel in order to effectively establish its stand-alone operations. Failure to do so could materially and adversely affect Hospira's business.

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

        Hospira entered into various arrangements with Abbott prior to the spin-off, pursuant to which Abbott would assist in the marketing and sale of Hospira's products outside the United States. These arrangements will continue in each country in which Hospira's products are sold outside of the United States until the earlier of two years after the spin-off or such time as Hospira has established sufficient infrastructure to conduct operations or obtained an independent distributor for a particular market and succeeded in transferring the regulatory authorizations for its products. During 2005, operations in 36 countries outside the United States were transferred to Hospira and are being operated by Hospira on an independent basis, including through distributors. The remaining operations outside the United States will be transferred to Hospira during 2006.

        Although Hospira will attempt to minimize any disruption to its ability to successfully market and sell its products outside the United States, Hospira's ability to supply those markets, and its relationships with customers in those markets, may be disrupted by the transition of Hospira's business in those markets. Further, if Hospira fails to establish sufficient infrastructure to conduct operations, obtain an independent distributor or obtain registrations for its products in markets in which Hospira plans to sell its products outside of the United States prior to the expiration or termination of these transition arrangements, Hospira may be unable to sell its products in those markets.

        Hospira is operating through distributors in many countries outside the United States. Hospira's success will depend on the efforts and performance of such distributors, which is beyond Hospira's control. These risks could have a material adverse effect on Hospira's ability to distribute and sell its products in markets outside the United States and on Hospira's profitability.

As Hospira builds its information technology infrastructure and transitions data to its own systems, it could experience temporary business interruptions and incur substantial additional costs.

        As part of Abbott, Hospira relied on Abbott's information technology infrastructure to support important management functions. As an independent public company, Hospira must install and implement its own information technology infrastructure to support its critical business functions, including accounting and financial reporting, customer service, inventory control and distribution. Hospira may incur temporary interruptions in business operations if it cannot transition effectively from Abbott's existing operating systems, databases and programming languages that support these functions as Hospira replaces these systems.

        Hospira has been working to implement new information management software into its business, including SAP. This system implementation has resulted in, and is expected to continue to result in, significant costs. Hospira may not be successful in implementing portions of its new systems and transitioning data, and it may encounter complications or incur substantially higher costs for implementation, operation, maintenance and support of the systems than anticipated. Hospira's failure to avoid operational interruptions as it implements the new systems and transitions its data, or its failure to implement the new systems and transition its data successfully or efficiently operate the new systems, could disrupt its business, divert management's attention and have a material adverse effect on its profitability. Hospira's contingency plans for system disruptions and interruptions may not fully mitigate the effect of those disruptions and interruptions.

Hospira's obligation to indemnify Abbott from liabilities relating to its business could be burdensome.

        As part of the agreements Hospira entered into with Abbott to effect the spin-off, Hospira assumed, and agreed to indemnify Abbott and each of its affiliates from and against, substantially all liabilities relating to, arising out of or resulting from Hospira's business, including when Hospira's business was a part of Abbott, other than certain liabilities relating to allegations that Hospira engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for Hospira's products. Losses arising out of Hospira's obligation to indemnify Abbott from such liabilities could be significant and could have a material adverse effect on Hospira's profitability and financial condition.

There could be significant liability if the distribution of Hospira stock in the spin-off is determined to be a taxable transaction.

        Abbott has received a ruling from the Internal Revenue Service regarding the U.S. federal income tax consequences of the distribution of Hospira stock to Abbott shareholders in connection with the spin-off substantially to the effect that, for U.S. federal income tax purposes, the distribution will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code. While generally binding on the Internal Revenue Service, the letter ruling is subject to certain factual representations and assumptions. If these factual representations and assumptions are incorrect in any material respect at the time of the distribution, this letter ruling could be retroactively revoked or modified by the Internal Revenue Service. If, notwithstanding the letter ruling, the distribution is determined to be a taxable transaction, Hospira's shareholders and Abbott could be subject to significant U.S. federal income tax liability. Hospira is required to indemnify Abbott for any tax Abbott incurs as a result of Hospira's taking or failing to take, as the case may be, certain actions that result in the distribution failing to meet the requirements of a tax-free distribution.

        Section 355(e) of the Internal Revenue Code would cause the distribution to be taxable to Abbott if Hospira engages in, or enters into an agreement to engage in, a transaction that would result in a 50% or greater change by vote or value in Hospira's stock ownership during the four-year period beginning on the date that begins two years before the date Hospira's stock was distributed, unless it is established that the transaction is not pursuant to a plan or series of transactions related to the distribution. If an acquisition or issuance of Hospira's stock causes the distribution to be taxable to Abbott under Section 355(e), Hospira would be required to indemnify Abbott against that tax.

        If Hospira was to be required to indemnify Abbott for taxes incurred as a result of the distribution being taxable, it would have a material adverse effect on Hospira's profitability and financial condition.

Risks Relating to Hospira's Business and Industry

Hospira faces significant competition and may not be able to compete effectively.

        The healthcare industry is highly competitive. Hospira competes with many companies ranging from small start-up enterprises to multinational companies that are larger than Hospira and have access to greater financial, marketing, technical and other resources than Hospira. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. Hospira faces strong competition from one or more large competitors in each of its major product lines. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives, increasing its international presence and lowering its operating costs. These initiatives may result in significant expenditures and ultimately may not be successful.

        Many of Hospira's products are not protected by patents or other proprietary rights and are therefore not entitled to market exclusivity. In the absence of patent protection, the introduction of competing products is limited primarily by market considerations and the need to obtain necessary regulatory approvals, which may not keep competitors from providing competitive products.

        Hospira's failure to compete effectively could cause it to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

If Hospira does not introduce new products in a timely manner, its products may become obsolete over time, customers may not buy its products, and its sales and profitability may decline.

        Demand for Hospira's products may change in ways Hospira may not anticipate because of evolving customer needs, the introduction by others of new products and technologies, and evolving industry standards. A key component to Hospira's strategy is to increase research and development activities, in part to increase the breadth of Hospira's specialty injectable product portfolio and to develop new and improved medication delivery systems products. Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, in which case its sales and operating results would suffer. For example, if Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop generic injectable pharmaceutical product portfolios that are more competitive than Hospira's, and Hospira could find it more difficult to renew or expand GPO pricing agreements or to obtain new agreements. Hospira faces similar risks if it does not introduce new versions or upgrades to its medication management systems. Innovations generally require a substantial investment in product development before Hospira can determine their commercial viability, and Hospira may not have the financial resources necessary to fund these innovations. Even if Hospira succeeds in creating new product candidates from these innovations, such innovations may still fail to result in commercially successful products.

        The success of Hospira's new product offerings and enhancements will depend on several factors, including Hospira's ability to:

  •
  properly anticipate and satisfy customer needs, including increasing demand for lower-cost products that help improve safety and productivity;

  •
  innovate, develop, manufacture and implement new products and technologies in an economical and timely manner;

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

Hospira depends on the success of product collaboration agreements.

        In many cases, Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products. Hospira's ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher than anticipated costs and/or delays in important activities under the arrangements. The other parties to these arrangements may not devote the resources that Hospira requires for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, and disputes. These factors are often beyond the control of Hospira, and could harm Hospira's sales, product development efforts and profitability.

Hospira is subject to the cost-containment efforts of hospital buying groups, wholesalers, distributors, third-party payors and government organizations.

        Many existing and potential customers for Hospira's products have combined to form GPOs, and integrated delivery networks ("IDNs") in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or IDN's affiliated hospitals and other members. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

        Hospira also relies significantly on drug wholesalers to assist in the distribution of its generic injectable pharmaceutical products. In general, drug wholesalers have been attempting to implement, and unilaterally enforce, a fee-for-service model for the distribution of such products. One drug wholesaler continues to unilaterally invoice Hospira for higher fees that it alleges are due for the distribution of Hospira's generic injectable pharmaceutical products, which Hospira denies are payable. While Hospira has contracts in place with its major drug wholesalers, if Hospira is required to pay fees not contemplated by its existing agreements, Hospira will incur additional costs to distribute its products, which may harm Hospira's profitability.

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

        Hospira has pricing agreements covering certain products with the major GPOs in the United States, including AmeriNet, Inc.; Broadlane Healthcare Corporation; Consorta, Inc.; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. It will be important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high quality regulatory-compliant products. Hospira also needs to maintain a broad product line and be price-competitive. Hospira expects that four GPO pharmacy contracts will be renewed or renegotiated during 2006.

        The GPOs also have a variety of business relationships with Hospira's competitors and may decide to enter into pricing agreements for, or otherwise prefer, products other than Hospira's. While GPOs negotiate incentives for members to purchase specified products from a given manufacturer or distributor, GPO pricing agreements allow customers to choose between the products covered by the arrangement and another manufacturer's products, whether or not purchased under a negotiated pricing agreement. As a result, Hospira may face competition for its products even within the context of its GPO pricing agreements.

        Although some of Hospira's GPO pricing agreements may not be terminated without breach until the end of their contracted term, others may be terminated on 60 or 90 days' notice. If Hospira is unable to establish or maintain arrangements with key GPOs and customers, or if GPO members alter their preference for Hospira's products in favor of those of Hospira's competitors, Hospira's sales and profitability could decline.

Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes.

        Hospira's products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and certain governmental authorities outside the United States, can be costly and time-consuming, and approvals might not be granted for future products on a timely basis, if at all. The FDA recently has been experiencing a backlog of generic drug applications, which may delay approvals of new generic drug products. FDA officials have announced plans to propose user fees in connection with applications by generic drug producers like Hospira for approval of new generic drug products. If enacted, user fees would increase Hospira's product development costs. Existing regulations may also delay or prevent generic drug producers such as Hospira from offering certain products, such as biogenerics, in key territories, which could harm Hospira's ability to grow its business. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues and in substantial additional costs.

        Hospira may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, advertising, and postmarketing reporting, including adverse event reports and field alerts, some of which are related to manufacturing quality concerns. Hospira may be required by regulatory authorities, or determine on its own, to temporarily cease production and sale of certain products to resolve manufacturing and product quality concerns, which would harm Hospira's sales, margins and profitability in the affected period(s) and may have a material adverse effect on Hospira's business.

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

        Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, could disrupt Hospira's business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira's reputation in the marketplace.

The manufacture of Hospira's products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing products, Hospira's business could suffer.

        The manufacture of Hospira's products is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent Hospira experiences significant manufacturing problems, this could materially disrupt Hospira's business and have a material adverse effect on its sales and profitability.

Hospira is experiencing higher costs to produce its products as a result of rising oil and gas prices.

        Hospira uses resins and other petroleum-based materials as raw materials in many of its products. Prices of oil and gas also affect significantly Hospira's costs for freight and utilities. Oil and gas prices are volatile and increased in 2005, resulting in higher costs to Hospira to produce and distribute its products. If these higher prices continue and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture products on a timely basis and could harm its profitability.

        The manufacture of Hospira's products requires raw materials and other components that must meet stringent FDA and other regulatory requirements. Some of these raw materials and other components are currently available from a limited number of suppliers. For example, the LifeShield® CLAVE® and MicroCLAVE® connector products, which are components of administration sets that represented over 13% of Hospira's 2005 sales, rely on proprietary components that are available exclusively from ICU. CLAVE® and MicroCLAVE® are registered trademarks of ICU. In addition, Hospira purchases from single sources certain compounding material, polyvinyl-chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its intravenous and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are necessary.

        In the past, Hospira's business has experienced shortages in some of the raw materials and components of its products. Continuous supply of petroleum-based products is especially risky due to the limited number of capable suppliers, limited production capacity and the effect of natural disasters. If suppliers are unable to deliver sufficient quantities of these materials on a timely basis or if supply is otherwise disrupted, including by suppliers exiting the market, the manufacture and sale of Hospira's products may be disrupted, and its sales and profitability could be materially adversely affected.

Hospira's cost reduction activities have resulted in significant charges. These activities may disrupt Hospira's business and may not result in the intended cost savings.

        Hospira's strategy, in part, relies on the establishment of a low-cost operating infrastructure. In 2005 and early in 2006, in order to realize potential savings on future manufacturing and other operating costs, Hospira took various actions to dispose of, or close, certain manufacturing facilities. These actions included the sale of its Salt Lake City manufacturing facility to ICU and an agreement to purchase critical care products produced there from ICU; the planned closures of its Ashland, Ohio, Donegal, Ireland and Montreal, Canada manufacturing facilities; and the planned accelerated production phase-out at its North Chicago, Illinois manufacturing facility. These actions have resulted in, and are expected to continue to result in, significant charges to Hospira's income and cash expenditures. Future cost reduction activities, if taken, may result in additional charges and cash expenditures, which may be material.

        Hospira expects to relocate some of the production at the affected facilities to other Hospira facilities. Relocation of production to other facilities is a complex process requiring, among other things, re-registration of products and modification of the other facilities to accommodate the production. If Hospira does not successfully manage such relocation, its manufacturing operations and business could be disrupted and it may incur more costs than anticipated in connection with these activities. Manufacturing at other Hospira facilities, or outsourcing manufacturing to third parties, may not result in the cost savings that Hospira expects. If Hospira does not realize expected savings from its cost reduction efforts, its profitability may be harmed.

Hospira's manufacturing capacity could limit its ability to expand its business without significant capital investment.

        Although Hospira believes that it has adequate manufacturing capacity for its primary products, it may need to invest substantial capital resources to expand its manufacturing capacity if demand for its products increases significantly or if it is successful in obtaining significant additional customers for its injectable pharmaceuticals contract manufacturing services business. Hospira may not be able to complete any such expansion projects in a timely manner or on a cost-effective basis, and may not realize the desired benefits of any such expansion.

        As a result of cost reduction efforts, Hospira has announced the planned closing of, or has sold, certain of its facilities. While Hospira believes it will have available manufacturing capacity to absorb, or the ability to outsource, the production at these facilities, there may be less available capacity at Hospira's facilities. If Hospira experiences an interruption in manufacturing at any of its primary manufacturing facilities, it may not be able to produce sufficient products for its customers. As a result, Hospira's sales, margins and profitability may be materially harmed.

Hospira may acquire other businesses, license rights to technologies or products from third parties, or form alliances that could cause it to incur significant expenses, which could negatively affect its profitability.

        As part of Hospira's business strategy, it may pursue acquisitions of complementary businesses and technology licensing arrangements. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies, including those with substantially greater financial and sales and marketing resources, may compete with Hospira for these strategic opportunities. Further, if Hospira is successful in securing such opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. In addition, Hospira may enter markets in which it has no or limited prior experience. Hospira may not be able to integrate acquisitions successfully into its existing business, and it could incur or assume significant debt and unknown or contingent liabilities. Hospira could also experience negative effects on its reported results of operations from acquisition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. Integration of an acquired business also may require management resources that otherwise would be available for ongoing development of its existing business.

To take advantage of strategic opportunities, Hospira may need to raise additional capital, which may not be available on acceptable terms, or at all.

        To fund acquisitions or strategic transactions, Hospira may need to raise additional capital, including by borrowing money from banks or issuing debt or equity securities. Debt or equity financing may not be available to Hospira on acceptable terms or at all. If Hospira is not able to obtain sufficient financing, Hospira may be unable to take advantage of strategic opportunities advantageous to its business. If Hospira raises funds through the issuance of debt or equity, any debt securities or preferred stock issued will have rights, preferences and privileges senior to those of holders of Hospira's common stock in the event of a liquidation, and the terms of the debt securities may impose restrictions on Hospira's operations. If Hospira raises funds through the issuance of equity, the issuance would dilute the ownership interest of holders of Hospira common stock.

Hospira conducts sales activity outside of the United States and is subject to additional business risks that may cause its sales and profitability to decline.

        Because Hospira's products are sold outside the United States, its business is subject to risks associated with doing business internationally. In 2005, Hospira's business derived $438.9 million, or 17% of its net sales, from sales of products outside of the United States. Hospira intends to continue to pursue growth opportunities in sales of products outside the United States, which could expose Hospira to greater risks. The risks associated with Hospira's operations outside the United States include:

  •
  changes in medical reimbursement policies and programs;

  •
  multiple regulatory requirements that are subject to change, which may delay or deter Hospira's international product commercialization efforts;

  •
  differing local product preferences and product requirements;

  •
  reliance on the performance of third-party distributors in certain countries;

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

        Part of Hospira's strategy is to increase its international presence and sales. If Hospira successfully executes this strategy, these risks will intensify. The effects of these risks may, individually or in the aggregate, have a material adverse effect on Hospira's sales and profitability.

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

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Since the spin-off, Hospira has been named as a defendant in one of these suits, as more further described in "Item 3. Legal Proceedings—Marketing and Pricing Cases." Hospira's products are involved in these investigations and lawsuits. There may be additional investigations or lawsuits, or additional claims in existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira may be named as a subject or defendant in more of these investigations or lawsuits. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products. Hospira has not established any reserves related to these matters, and Hospira does not currently believe insurance coverage will be available for any resulting losses.

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

Income taxes can have an unpredictable effect on Hospira's results of operations and result in greater than anticipated liabilities.

        Hospira is subject to income taxes in a variety of jurisdictions and its tax structure is subject to review by both domestic and foreign taxation authorities. Because Hospira's income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions during that period, which is inherently uncertain, its income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted.

        Hospira is the beneficiary of tax exemptions in certain jurisdictions outside the United States, where a portion of its income is sourced. These tax exemptions have a significant impact on reducing Hospira's overall effective tax rate. If Hospira is unable to maintain these tax exemptions, Hospira's future profitability may be reduced. Changes in laws or governmental policies can affect the availability of these exemptions.

        Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira's belief that the tax return positions are fully supportable, positions taken by Hospira are likely to be challenged based on the applicable tax authority's determination of the positions. Although Hospira believes its tax provisions and reserves are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Hospira may incur product liability losses and insurance coverage could be inadequate or unavailable to cover these losses.

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

        Most of Hospira's products are not protected by patents or other proprietary rights, and have limited or no market exclusivity. Patent filings by third parties could render Hospira's intellectual property less valuable. In addition, intellectual property rights may be unavailable or limited in certain countries outside the United States, which could make it easier for competitors to capture market position. Competitors may also harm sales of Hospira's products by designing products that mirror the capabilities of those products or technology without infringing Hospira's intellectual property rights. If Hospira does not obtain sufficient international protection for its intellectual property, Hospira's competitiveness in international markets could be impaired, which could limit its growth and future sales.

        A successful claim of patent or other intellectual property infringement against Hospira could adversely affect its growth and profitability, in some cases materially. Third parties may claim that Hospira's proprietary or licensed products are infringing their intellectual property rights. Claims of intellectual property infringement could be costly and time-consuming and might require Hospira to enter into costly royalty or license agreements, if Hospira is able to obtain royalty or license agreements on acceptable terms or at all. Hospira also may be subject to significant damages or an injunction preventing it from manufacturing, selling or using some of its products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on Hospira's profitability and financial condition.

Hospira has outstanding stock options, which may dilute the ownership of its existing shareholders.

        As of December 31, 2005, Hospira had approximately 13.1 million outstanding stock options and the ability to award approximately 12.2 million additional share-based awards under its equity compensation plan. As of December 31, 2005, Hospira's outstanding option awards had a weighted average exercise price of $29.65, which was below the market price of Hospira's stock at that time. Exercises of stock options at a price below the market price of Hospira's stock will dilute the ownership interest of existing shareholders.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        The locations and uses of Hospira's principal manufacturing, administrative, and research and development properties are as follows:

Location	Use	Owned/Leased	Approximate Square Feet
Ashland, OH	Manufacturing	Owned	515,000
Austin, TX	Manufacturing	Owned	750,000
Buffalo, NY	Manufacturing	Owned	40,000
Clayton, NC	Manufacturing	Owned	100,000
Finisklin, Sligo, Ireland	Manufacturing	Leased	25,000
La Aurora, Costa Rica	Manufacturing	Owned	290,000
Lake Forest, IL	Corporate Headquarters	Owned	245,000
Lake Forest, IL	Administration	Leased	140,000
Lake Forest, IL	Research and Development	Owned	190,000
Liscate, Italy	Manufacturing	Owned	365,000
Lurganbuoy, Donegal, Ireland	Manufacturing	Owned	70,000
McPherson, KS	Manufacturing	Owned	465,000
Montreal, Quebec Canada	Manufacturing	Owned	180,000
Morgan Hill, CA	Manufacturing	Owned	250,000
North Chicago, IL	Manufacturing	Leased	250,000
Rocky Mount, NC	Manufacturing	Owned	1,300,000
San Cristobal, Dominican Republic	Manufacturing	Owned	165,000

        The North Chicago, Illinois lease between Abbott and Hospira expires in 2014; the Lake Forest, Illinois lease expires in 2016; and the Finisklin, Sligo, Ireland lease expires in 2013.

        Hospira expects to close the Donegal facility by early 2007, the Ashland facility by mid-to-late 2007 and the Montreal facility by mid-2008. Hospira expects to phase out production at the North Chicago facility on an accelerated time frame, with most of the phase-out occurring by the end of 2009. Production of the primary products at these facilities is expected to move to other Hospira facilities and/or be outsourced to third party suppliers. Hospira began a $60 million expansion of manufacturing capacity at the McPherson facility, in part to accommodate some of the production from the North Chicago facility.

        Hospira believes that its facilities and equipment are in good operating condition and are well maintained. Hospira believes that it has adequate capacity to meet its current business needs.

Item 3. Legal Proceedings

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

ERISA

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott adversely affected employee benefits in violation of the Employee Retirement Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has moved to dismiss the new claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. The new claim in the amended complaint is not subject to the class certification ruling. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Hospira denies all material allegations asserted against it in the complaint.

Retractable Technologies

        On August 12, 2005, Retractable Technologies, Inc. ("RTI") filed a lawsuit against Abbott Laboratories, Inc. alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement ("Agreement") between Abbott and RTI signed in May 2000, Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott's marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott's former Hospital Products Division. Abbott denies all material allegations in the complaint. Additionally, Abbott maintains that the dispute must be resolved by arbitration, in accordance with the terms of the Agreement. Abbott intends to pursue claims against RTI for breach of the Agreement in arbitration or in federal court. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI's breach of the Agreement.

        Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not possible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Hospira's common stock is listed and traded on the New York Stock Exchange under the symbol "HSP," and began trading on the New York Stock Exchange on May 3, 2004. The following table sets forth the high and low closing prices for Hospira's common stock on the New York Stock Exchange for each period indicated.

	Market Price Per Share
	2005		2004(1)
For the quarter ended:
	High	Low	High	Low
March 31	$33.08	$28.45	N/A	N/A
June 30	39.61	31.92	$28.60	$25.38
September 30	41.52	37.35	31.07	24.35
December 31	44.88	38.01	33.91	29.34

(1)
Hospira became an independent public company on April 30, 2004, and its common stock began trading on the New York Stock Exchange on May 3, 2004.

        As of December 31, 2005, Hospira had approximately 45,500 shareholders of record. Hospira has not paid dividends on its common stock.

Equity Compensation Plan Information

        The following table gives information, as of December 31, 2005, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004 Long-Term Stock Incentive Plan, which is its only equity compensation plan pursuant to which its equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(#)
Equity compensation plans approved by security holders	13,111,691	$29.65	12,237,426
Equity compensation plans not approved by security holders	—	—	—
Total	13,111,691	$29.65	12,237,426

Issuer Purchases of Equity Securities

        The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2005	10,256	$40.11	—	—
November 1 - November 30, 2005	56,304	44.26	—	—
December 1 - December 31, 2005	123,475	44.18	—	—
Total	190,035	$43.98	—	—

(1)
These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

        In February 2006, Hospira's board of directors authorized the repurchase of up to $400 million of the company's common stock. The repurchase of shares commenced in early March 2006.

Item 6. Selected Financial Data

        The following table sets forth Hospira's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2005, 2004, 2003, 2002 and 2001.

        For all periods prior to April 30, 2004, the date of Hospira's spin-off from Abbott, Hospira operated as a part of Abbott. Hospira's consolidated financial statements for the year ended December 31, 2004 reflect Hospira's operations as a separate, stand-alone entity subsequent to the spin-off combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The historical financial information presented is not indicative of the results of operations or financial position that would have been obtained if Hospira had been an independent company during the periods shown or of future performance as an independent company.

        The selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in Item 8.

	For the years Ended December 31,
	2005	2004	2003	2002	2001
(in thousands, except per share amount)
Statements of Income Data:
Net sales	$2,626,696	$2,645,036	$2,623,737	$2,602,550	$2,514,421
Gross profit	849,056	786,601	701,051	719,373	725,455
Income from operations(1)	336,615	427,650	360,375	378,197	395,850
Income before taxes(1)	322,075	411,520	359,121	352,426	389,588

Net income	$235,638	$301,552	$260,363	$246,698	$272,712

Earnings per common share:
Basic	$1.48	$1.93	$1.67	$1.58	$1.75

Diluted	$1.46	$1.92	$1.67	$1.58	$1.75

Weighted average common shares outstanding (in thousands):
Basic(2)	159,275	156,187	156,043	156,043	156,043

Diluted(2)	161,634	157,160	156,043	156,043	156,043

(1)
Includes post-retirement medical and dental curtailment benefit of $64.6 million in 2004.

(2)
For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott in connection with the spin-off.

	December 31,
	2005	2004	2003	2002	2001
(in thousands)
Balance Sheet Data:
Total assets	$2,789,182	$2,342,790	$2,250,163	$2,153,854	$2,133,414
Long-term debt	$695,285	$698,841	$—	$—	$—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Transition from Abbott

        Hospira became a separate public company on April 30, 2004, when it was spun off from Abbott. References to the historical assets, liabilities, products, businesses or activities of Hospira prior to the spin-off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of the business as it was conducted as part of Abbott prior to the spin-off. Hospira's consolidated financial statements for the year ended December 31, 2004 reflect Hospira's operations as a separate, stand-alone entity subsequent to the spin-off, combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The financial information in the financial statements included in this annual report does not include all the expenses that would have been incurred, nor does it reflect Hospira's results of operations, financial position and cash flows, had Hospira been a stand-alone company for all of the periods presented.

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

        During the 24-month period after the spin-off, Hospira must build its own corporate and international infrastructure. Costs relating to these activities have been funded, and are expected to continue to be funded, through its operating cash flow. Hospira has incurred increased expenses on an ongoing basis, including expenses relating to establishing and operating independent corporate functions, operating, maintaining and supporting information technology systems, and operating internationally on a stand-alone basis. Hospira has experienced higher costs related to information technology support associated with the implementation of SAP as Hospira's global enterprise resource planning (ERP) system. Hospira expects these higher levels of support costs to continue through 2006. It has also incurred expenses on a non-recurring, transitional basis, including expenses relating to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. These transitional costs are estimated to total approximately $100 million (pre-tax) over the 24-month period subsequent to the spin-off. As of December 31, 2005, Hospira had incurred $78.4 million of these costs. The transitional and ongoing costs also contributed to the increase in selling, general and administrative expenses from 11.5% of net sales in 2004 to 14.2% of net sales in 2005.

        Hospira has incurred costs in connection with the transfer of legal title of assets outside the United States from Abbott to Hospira, and will continue to incur these costs through mid-2006. Hospira views the ability to operate independently outside the United States as a longer-term opportunity to increase its sales and profitability. Under transition arrangements with Abbott, described under "Item 1. Business—Arrangements with Abbott," the legal transfer of certain operations and assets (net of liabilities) outside the United States that are legally owned by Abbott, but used by Hospira in its business, are required to be completed over the two-year transition period. In connection with those transfers, Hospira is obligated to pay Abbott the net book value of such net assets at the time of transfer. As of December 31, 2005, the net book value of the net assets remaining to be transferred was $130.5 million. Pending the legal transfer to Hospira, these operations and assets are being used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and assets.

        Hospira and Abbott entered into various manufacture and supply agreements prior to the spin-off under which Hospira sells certain products that it manufactured and supplied to Abbott prior to the spin-off. These agreements have an initial two-year term (scheduled to expire in April 2006) and may be extended by Abbott for an additional two-year term under substantially similar contractual provisions. Some of these agreements will be terminated at the end of the initial two-year period, and Hospira expects its sales to Abbott to decline substantially during 2006.

        Hospira's transition activities involve risks and uncertainties, including the risk of incurring higher than estimated transition-related and ongoing costs associated with operating independently, difficulties relating to implementing information technology systems and risks related to transitioning the international operations. See "Item 1A. Risk Factors—Risks Related to Hospira's Transition from Abbott and the Spin-Off."

Cost Reduction Activities

        As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions in an effort to reduce operating costs and optimize its manufacturing capabilities and capacity. Expenditures relating to these activities are not included in the transition activities discussed above.

        In May 2005, in order to reduce its costs to produce critical care products, Hospira completed a strategic manufacturing, commercialization and development agreement with ICU and sold its Salt Lake City manufacturing facility and related equipment and inventory to ICU. In connection with these transactions, during 2005, Hospira recorded an impairment charge of $2.4 million and a loss of $13.4 million, which is Hospira's best estimate of the cost of certain obligations that Hospira is required to reimburse to ICU over a 24-month period after closing. Both the impairment and the loss related to obligations assumed were recorded in cost of products sold. For further details regarding the financial impact of these transactions, see Note 2 to the consolidated financial statements included in Item 8.

        In August 2005, Hospira announced plans to close its medical device manufacturing plant in Donegal, Ireland by mid-2007. Products produced at the Donegal plant are expected to move to Hospira facilities primarily in Costa Rica and the Dominican Republic, which have available manufacturing capacity to absorb the transfers. Hospira expects to incur $30 million to $40 million of pre-tax charges relating to the plant closure. During 2005, Hospira incurred $8.5 million of these charges, which is reported in cost of products sold. The costs consist primarily of severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the building and certain equipment, and other exit costs. Hospira expects to generate cost savings relating to this activity beginning in 2007. For further details regarding the financial impact of this plant closure, see Note 4 to the consolidated financial statements included in Item 8.

        In February 2006, Hospira announced plans to close its plants in Ashland, Ohio and Montreal, Canada over 18 to 28 months, respectively, and also provided a timeline for phasing out production at a facility in Abbott Laboratories' North Chicago, Illinois campus, where it has leased space from its former parent company since the spin-off in April 2004. Hospira intends to transition out of this facility in advance of the lease's expiration in 2014, with a majority of the product transfers occurring over the next four years. Hospira will transfer production of the primary products from these facilities to other

Hospira facilities and will outsource certain product components to third-party suppliers. The aggregate charges that Hospira will incur related to the plant closings are expected to be in the range of approximately $95 million to $110 million on a pre-tax basis, of which approximately $45 million to $55 million are expected to be reported as restructuring charges. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs. The remaining charges relate to the relocation of production. For further details regarding the financial impact of this plant closure, see Note 17 to the consolidated financial statements included in Item 8.

        These cost reduction activities involve risks and uncertainties as relocating or outsourcing production is a complex process. Hospira may incur more charges than estimated and may not realize the expected cost savings on its planned time frame or at all. See "Item 1A. Risk Factors-Risks Relating to Hospira's Business and Industry—Hospira's cost reduction activities have resulted in significant charges. These activities may disrupt Hospira's business and may not result in the intended cost savings."

Other Factors

        Manufacturing and Quality.    Hospira's ability to manufacture and sell high-quality, low-cost products in compliance with regulatory requirements is an important factor to the success of its business. Hospira must comply with detailed regulations governing the design, manufacture, marketing and sale of its products, including requirements relating to quality control and quality assurance, and must incur expense, time and effort to ensure compliance with the complex regulations. Hospira must also maintain continuity of supply of raw materials that comply with applicable regulatory requirements. Its business is subject to risks of manufacturing and supply interruptions, and product quality issues, which can lead to product recalls or field activities.

        Hospira did not experience significant manufacturing or raw material supply interruptions during 2005. However, in 2005, Hospira experienced higher raw material, freight and utilities costs as a result of rising oil and gas prices. If Hospira is unable to recover these higher costs through improved manufacturing performance or price increases, Hospira's margins will be adversely affected.

        Hospira has recalled, and/or conducted field alerts relating to, certain of its products from time to time. While these activities can lead to costs to repair or replace affected products and temporary interruptions in product sales, and can impact reported results of operations in the applicable period, Hospira does not believe that these activities had a material adverse effect on its business or results of operations during 2005.

        Product Development.    Hospira views investment in research and development as an important driver of sales growth over the longer term. New products and technologies were factors in driving higher gross profit during 2005. To successfully execute its product development strategy, Hospira must continue to develop cost-competitive products and enhancements that satisfy customer needs, introduce products on a timely basis and successfully market those products. As a part of this strategy, Hospira may also need to identify, and successfully manage, strategic alliances and collaborative arrangements. During 2006, Hospira expects to generate sales growth, in part by launching 11 new specialty injectable pharmaceutical products, representing seven new compounds, and by offering newer technology drug delivery pumps. Hospira's ability to execute this strategy is subject to various risks and uncertainties described in "Item 1A. Risk Factors," including the ability to timely launch new products and enhancements, the ability to successfully manage collaborative arrangements, actions of competitors and acceptance by customers.

        GPO Contracts.    The ability to maintain GPO contracts is an important factor for Hospira to generate sales. Approximately 50% of Hospira's net sales are made under these contracts. Typically, these contracts cover a portion of Hospira's product lines, specify the prices for Hospira's products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira has four GPO pharmacy contracts to be renewed or renegotiated during 2006. If Hospira is unable to renew or renegotiate any significant GPO contracts, its ability to sell products and its profitability may be harmed.

        Arrangements with Drug Wholesalers.    A significant portion of Hospira's generic injectable pharmaceuticals are distributed to end-user customers through drug wholesalers. Hospira believes that it has valid contractual relationships with all of its major drug wholesalers, and, in fact, renewed its relationship with one drug wholesaler at the end of 2005. In general, the drug wholesalers are attempting to increase their revenues by implementing a fee-for-service model for their distribution of pharmaceutical products that would increase fees higher than the levels specified in the existing contracts. Hospira denies that it owes any distribution fees in excess of those set forth in its contracts with the drug wholesalers. One drug wholesaler continues to unilaterally invoice Hospira for higher fees that it alleges are due for the distribution of Hospira's generic injectable pharmaceutical products. Hospira has not recorded any provision for these invoices. Hospira believes that it has adequate arrangements in place to distribute its products and that this matter is not expected to have a material adverse effect on its business or prospects.

        Share Repurchase.    In February 2006, Hospira's board of directors approved a $400 million share repurchase program. Hospira expects to fund any repurchases from operating cash flow. The timing and amount of any repurchases will depend on various factors, including alternative uses of cash, and business and market conditions. The repurchase of shares commenced in early March 2006.

        Berlex Agreement.    During the first half 2005, the agreement under which Hospira distributed Berlex imaging agents was terminated. As a result, during 2006, Hospira's sales are expected to be negatively impacted by $67 million, when compared to 2005. As the Berlex agreement involved relatively low-margin products, the absence of profits related to these sales is expected to improve gross margin in 2006, when compared to 2005.

        Stock Option Expenses.    Beginning in 2006, expenses relating to the issuance of employee stock options or other share-based payments issued to Hospira's employees will be reflected in Hospira's results of operations. The amount of expense will depend on the number of options (or other share-based awards) granted in the future, the terms of those awards and their fair values. For further information, see the information regarding the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," ("SFAS No. 123R"), under "Recently Issued Accounting Standards" in this Item 7.

Critical Accounting Policies

        Critical accounting policies are those policies that require management to make the most difficult, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. Hospira believes its most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 1 to the consolidated financial statements.

        Revenue Recognition—Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered and title passes to customers.

        Placements of drug delivery pumps with customers typically fall under one of three types of arrangements: outright sales of the drug delivery pump to the customer; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For placements under lease agreements, certain arrangements for which Hospira's warranty obligation extends through the entire lease term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira's warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. For contracts with multiple deliverables, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. In instances when fair value exists only for undelivered elements, the residual method is used to allocate total consideration.

        Injectable pharmaceutical contract manufacturing involves filling customers' active pharmaceutical ingredients ("API") into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

        In addition, Hospira records sales of product rights as revenue upon disposition of the rights. Sales of product rights have not been significant.

        A large part of Hospira's sales are through wholesalers and to GPO member hospitals. These sales typically include provisions for chargebacks, rebates and other adjustments which are provided for as a reduction in gross sales at the time the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amounts of the reduction in gross sales. The most significant provisions are chargebacks and rebates, which are described in the following paragraphs.

        Chargebacks and Rebates—The provision for chargebacks is a significant and complex estimate used to determine the recognition of revenue. Hospira sells products to end customers either directly or through wholesalers who then resell the products to end customers. For products sold through wholesalers, Hospira charges the wholesaler a predetermined price, known as wholesaler acquisition cost, which is typically higher than the amount contracted with the end customer. Wholesalers then sell to the end customer at the lower price based on contractual terms previously established between Hospira and the end customer. Hospira records the initial sale to the wholesaler at wholesaler acquisition cost and at the same time, records a chargeback provision equal to the estimated amount the wholesaler will charge Hospira for the difference between the wholesaler acquisition cost and the estimated average end customer contract price. This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Hospira estimates chargebacks based upon historical experience, current contract prices, estimated levels of inventory in the distribution channel and claims processing lag time. Chargebacks are recorded as reductions to gross sales and trade receivables. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2005 and 2004, chargebacks of $64.2 million and $76.1 million, respectively, are recorded as a reduction in trade receivables. Settlement of chargebacks generally occurs between 30 and 40 days after the sale to wholesalers.

        Hospira primarily offers contract rebates to customers who either purchase directly from Hospira or from certain wholesalers who sell to their customers at prices determined under a contract between Hospira and the customer, or to government agencies, which administer various programs such as Medicaid. Rebate amounts are usually based upon the volume of purchases. Factors used in the rebate calculations relate to the identification of which products have been sold subject to a rebate, which customer or government price terms apply, and the estimated lag time between sale and payment of a rebate. Using actual contract terms and eligible purchases, Hospira estimates the amount of the rebate due at the time of sale, and records the liability as a reduction of gross sales when Hospira records its sale of the product. Settlement of the rebate generally occurs from three to 12 months after sale. Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2005 and 2004, accrued rebates of $83.5 million and $74.1 million, respectively, are included in other accrued liabilities.

        The following table is an analysis of chargebacks and rebates for 2005 and 2004.

(dollars in thousands)	Wholesaler Chargebacks	Rebates
Balance at January 1, 2004	$72,224	$72,677
Provisions	726,870	126,656
Payments	(722,998)	(125,218)

Balance at December 31, 2004	$76,096	$74,115

Provisions	628,338	130,951
Payments	(640,250)	(121,529)

Balance at December 31, 2005	$64,184	$83,537

        A one percentage point discount in end customer contract prices as a percentage of sales would decrease net sales and income from operations by approximately $34 million.

        Pension and Post-Retirement Benefits—Hospira provides pension and post-retirement medical and dental benefits to certain of its employees based both in and outside of the United States. Prior to the spin-off date, Hospira employees participated in Abbott benefit plans that provided pension and post-retirement benefits. For financial reporting purposes, Hospira develops long-term assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

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

        The healthcare cost trend rate for 2005 was 10%, declining to 5% by 2010. A one percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest component of net post-retirement medical and dental cost for the year ended December 31, 2005 by approximately $0.9/($0.7) million, and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $9.9/($8.3) million.

        In 2004, Hospira changed the actuarial valuation measurement date for certain of the pension and post-retirement plans from December 31 to November 30 to facilitate the planning and reporting process. The effect of this change did not have a material impact on the consolidated financial statements.

        Loss Contingencies—Hospira accounts for contingent losses in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

        Income Taxes—Hospira's provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such reserves are based on management's judgment, utilizing internal and external tax advisors, and represent the best estimate as to the ultimate outcome of tax audits. The provision for income taxes includes the impact of changes to reserves. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its reserves in accordance with SFAS No. 5. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to meet working capital and plant and equipment acquisition needs. See further discussion regarding the impact on undistributed earnings of foreign subsidiaries as a result of the American Jobs Creation Act of 2004 (the "Jobs Act") in Note 7 to the consolidated financial statements.

        Prior to the spin-off date, the provision for income taxes was calculated on a separate return basis. Under the tax sharing agreement executed in conjunction with the spin-off, Abbott will indemnify Hospira for tax liabilities arising for periods prior to the spin-off date. Therefore, no tax liabilities for the periods prior to the spin-off are reflected in the consolidated financial statements. The separation and distribution agreement with Abbott allows for a one-time adjustment to distributed deferred taxes based on actual tax return filings by Abbott which include Hospira's results through the spin-off date. In addition, during 2005, Hospira performed an analysis of the appropriate state tax rate required based on Hospira's tax position as a stand-alone taxpayer for the net deferred tax assets transferred from Abbott at the spin-off date. As a result, Hospira has determined that its income taxes as a stand-alone taxpayer should be provided at a higher effective rate than the rate used while part of Abbott. The final adjustment for these two items was made in 2005, which resulted in a $12.0 million increase to net deferred tax assets and additional paid-in capital.

        Prior to Hospira's separation from Abbott in April 2004, Hospira had no income tax filing history as an independent company. Prospectively, Hospira has been providing for income taxes based on its post-separation independent activities. These estimates might change in future periods as Hospira develops its own tax filing history and considers the results of tax authority examinations.

Results of Operations

Net Sales

        Net sales decreased (0.7)% in 2005 compared to 2004. Sales to third parties represented a (0.3)% decline in overall sales, driven by volume/product mix of (1.9%), which includes the unfavorable impact of the Berlex contract termination of (4.9)%; partially offset by the impact of exchange of 0.3% and price of 1.3%. Sales to Abbott had an unfavorable impact of (0.4)% on overall sales growth, driven by the exclusion of the bulk drug cost from the pricing for certain products post-spin, partially offset by increased demand.

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

        A comparison of product line sales is as follows:

				Percent Change
Years ended December 31 (dollars in millions)	2005	2004	2003	2005	2004

U.S.—
Specialty Injectable Pharmaceuticals	$845	$894	$858	(5.5)%	4.3%
Medication Delivery Systems	796	783	744	1.7%	5.2%
Injectable Pharmaceutical Contract Manufacturing	179	179	158	0.0%	13.3%
Sales to Abbott Laboratories	105	120	182	(12.6)%	(34.3)%
Other	263	244	267	7.3%	(8.3)%

Total U.S.	2,188	2,220	2,209	(1.5)%	0.5%

International—
Sales to Third Parties	375	365	374	2.7%	(2.5)%
Sales to Abbott Laboratories	64	60	41	7.0%	46.6%

Total International Sales	439	425	415	3.3%	2.4%

Consolidated Net Sales	$2,627	$2,645	$2,624	(0.7)%	0.8%

*
Percent change computed based on unrounded numbers

2005 compared to 2004:

        Sales in Specialty Injectable Pharmaceuticals declined, reflecting the termination of the Berlex imaging agents distribution agreement and the impact of increased generic competition on Hospira's Corlopam® product. Sales of the remainder of the Specialty Injectable Pharmaceuticals product line were strong, driven by the impact of sales of products launched in 2004 and 2005 (ceftriaxone, deferoxamine and fluconazole), increased volumes of syringe products, certain anti-infectives (which Hospira believes was partially driven by a competitor's inability to supply product in the third and fourth quarters of 2005, and which is not expected to have significant favorable impact beyond 2005); and favorable price.

        The sales increase in Medication Delivery Systems was driven by growth in medication management systems, partially offset by a decline in infusion therapy products. The growth in medication management systems was due to placements of Hospira's newer technology Plum A+® pumps with Hospira MedNet® coupled with a higher mix of sales-type leases and outright sales versus operating leases. The decline in infusion therapy product sales was driven by the expiration of a contract under which Hospira sold product to a competitor, as well as lower pricing on sets, partially offset by other favorable volume/mix.

        Sales in Injectable Pharmaceutical Contract Manufacturing were flat primarily due to favorable price and growth in demand for several existing supply agreements offset by the impact of the termination of certain contracts.

        The decrease in U.S. Sales to Abbott was due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2004 (through April) included the cost of these bulk drugs. This reflects the post spin-off manufacturing arrangement between Hospira and Abbott, under which Abbott transfers the bulk drug to Hospira for processing and Hospira's sales include only the value-added portion plus a markup for these products. This reduction was partially offset by increased demand by Abbott for several of its products and by the markup on products sold to Abbott after the spin-off.

        The increase in Other U.S. sales was primarily due to increased sales of products launched in 2004 and 2005 (ceftriaxone and deferoxamine) and certain anti-infectives (which Hospira believes was partially driven by a competitor's inability to supply product in the third and fourth quarters of 2005, and which is not expected to have significant favorable impact beyond 2005) to alternate site healthcare customers, partially offset by a decline in sales of critical care products. Hospira expects increased competition to negatively impact its deferoxamine sales in the future.

        International Sales to Third Parties increased primarily due to favorable foreign exchange rates. International Sales to Abbott increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off, partially offset by reduced demand on other products.

2004 compared to 2003:

        The sales increase in Specialty Injectable Pharmaceuticals was primarily due to increased sales of generic anti-infective products, new products (fluconazole and deferoxamine), Berlex imaging agents, and Precedex®, partially offset by a decline in Corlopam® due to generic competition.

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

        The decrease in U.S. Sales to Abbott was primarily due to the exclusion of the cost of the bulk drug subsequent to the spin-off for certain products manufactured for Abbott, while 2003 included the cost of these bulk drugs for the full year. This reflects the post-spin-off manufacturing arrangement between Hospira and Abbott under which Abbott transfers the bulk drug to Hospira for processing and Hospira's sales include only the value-added portion, plus a markup for these products. In addition, reduced demand by Abbott for several of its products contributed to the decline in sales. These reductions were partially offset by the markup on products sold to Abbott after the spin-off.

        Other U.S. sales primarily include sales to alternate site providers, such as clinics, home healthcare providers and long-term care facilities, and sales of critical care products. The decline in Other U.S. sales is primarily due to 2003 reflecting the gain on the sale of paclitaxel product rights as well as the related loss of paclitaxel sales resulting from the divestiture of the product rights; a volume decline in critical care products, and the wind-down of the home infusion product line in 2003, partially offset by increased sales to alternate site customers and 2003 sales being negatively impacted by a product recall.

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

Gross Profit

				Percent change
Years ended December 31 (dollars in millions)	2005	2004	2003	2005	2004

Gross profit	$849.1	$786.6	$701.1	7.9%	12.2%
As a percent of sales	32.3%	29.7%	26.7%

2005 compared to 2004:

        The increase in gross profit margin in 2005 was primarily the result of volume/product mix improvement of 2.6%, which includes the impact of Berlex of 1.2%; reduced benefit costs of 0.8% as a result of the changes in certain post-retirement benefit plans in 2004, price of 0.9%, and other changes of 0.1%. These increases were offset by charges of (0.7)% resulting from the asset impairment and obligations assumed related to the sale of the Salt Lake City manufacturing facility to ICU and charges of (1.1)% resulting from the asset impairments related to the Ashland, Ohio and Montreal, Canada facilities and costs relating to the planned Donegal, Ireland plant shutdown.

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

Research and Development

				Percent change
Years ended December 31 (dollars in millions)	2005	2004	2003	2005	2004

Research and development expense	$138.8	$119.6	$109.7	16.1%	9.0%
As a percent of sales	5.3%	4.5%	4.2%

2005 compared to 2004:

        The increase in research and development expenses in 2005 was primarily due to spending on new product development related to integrated software for drug delivery devices that help prevent medication errors, a next generation drug delivery device, new compounds added to Hospira's generic injectable drug pipeline and spending for a Phase IV safety study on Hospira's branded sedative, Precedex®, as a condition of marketing the product. These increases were partially offset by reduced benefit costs as a result of the changes in benefit plans in 2004.

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

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in millions)	2005	2004	2003	2005	2004

Selling, general and administrative expense	$373.6	$304.0	$231.0	22.9%	31.6%
As a percent of sales	14.2%	11.5%	8.8%

2005 compared to 2004:

        Selling, general and administrative expenses increased in 2005 primarily due to additional costs related to becoming a separate stand-alone public company. These costs include the establishment of corporate functions, information technology and costs relating to establishing Hospira's business infrastructure outside the United States. A substantial portion of the increase relates to costs associated with the implementation of SAP as Hospira's global enterprise resource planning (ERP) system. The increase in costs was partially offset by reduced employee benefit costs as a result of changes in benefit plans in 2004. Hospira's selling, general and administrative expenses for 2005 reflect the first full year of ongoing, incremental expenses associated with being a separate stand-alone company.

2004 compared to 2003:

        Selling, general and administrative expenses increased in 2004 primarily due to additional costs related to becoming a separate stand-alone public company. These costs include the establishment of corporate functions, information technology and costs relating to establishing Hospira's business infrastructure outside the United States. The increase in costs was partially offset by reduced employee benefit costs as a result of changes in certain post-retirement benefit plans. Hospira's selling, general and administrative expenses for 2004 reflect a partial year of ongoing, incremental expenses associated with being a separate stand-alone company.

Curtailment of Post-Retirement Medical and Dental Benefits

        In the second quarter of 2004, Hospira announced a series of benefit plan changes, which included the discontinuation of the U.S. non-union post-retirement medical and dental plan. The effect of the discontinuation of the post-retirement medical and dental plan was a non-cash pre-tax benefit of $64.6 million resulting from the reversal of the related liability.

Interest Expense

        Prior to the spin-off, Hospira did not have any debt. In connection with the spin-off, Hospira incurred $700 million principal amount of debt, and, as a result, Hospira incurred interest expense of $28.3 million in 2005 and $18.8 million in 2004. Interest was primarily paid on the senior unsecured notes, which were issued to repay money borrowed under the senior unsecured credit facility that Hospira entered into in connection with the spin-off. Refer to the Liquidity and Capital Resources section below, as well as Note 9 to the consolidated financial statements included in Item 8, for further information regarding Hospira's debt and credit facilities.

Other (Income) Expense, Net

        Other income and expense for 2005, 2004 and 2003 primarily includes amounts relating to fluctuations in foreign currency exchange rates, interest income, losses related to equity method investments, and other items. Foreign exchange (gains) for 2005, 2004 and 2003 were $(0.1) million, $(0.3) million and $(1.8) million, respectively. Interest income for 2005 was $15.1 million compared to $2.4 million in 2004. Prior to the spin-off, Hospira did not hold cash. Losses related to equity investments include amounts allocated from Abbott prior to the spin-off for 2004 and 2003 of $1.3 million and $5.1 million, respectively.

Income Tax Expense

        The effective tax rates were 26.8% in 2005, 26.7% in 2004 and 27.5% in 2003. Included in 2005 is tax of $9.1 million related to the repatriation of foreign earnings of $175 million under the Jobs Act. Excluding the effect of the repatriation, the 2005 effective tax rate was 24.0%. The effective tax rate for 2004 included the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above. Excluding the effect of the curtailment benefit, the 2004 effective tax rate was 24.7%. The decreases in the effective tax rates in 2005 and 2004 were due primarily to increased income generated in foreign jurisdictions, which have lower tax rates than the United States. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States. Taxes on income are determined on a separate-return basis through April 30, 2004, at which time Hospira became a separate stand-alone taxpayer. Abbott has retained responsibility for all tax liabilities prior to the spin-off date.

Liquidity and Capital Resources

Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in millions)	2005	2004	2003

Operating activities	$571.1	$387.0	$368.1
Investing activities	(184.4)	(301.3)	(193.4)
Financing activities	8.6	40.6	(174.8)

Operating Activities

        Net Cash From Operating Activities continues to be Hospira's primary source of funds to finance operating needs and capital expenditures. Capital resources include cash on hand and borrowing availability under Hospira's $375 million credit facility.

        In 2005, operating activities provided net cash of $571.1 million, primarily driven by net income of $235.6 million, non-cash depreciation and amortization charges of $156.3 million, a non-cash impairment charge of $13.1 million, and changes in operating assets and liabilities of $166.1 million. The changes in operating assets and liabilities consisted primarily of an increase in accruals for employee incentive programs and other accruals, including those resulting from obligations assumed related to the sale of the Salt Lake City manufacturing facility, the planned closure of the Donegal, Ireland plant, an increase in accrued rebates, an increase in accounts payable, and an increase in income taxes payable.

        In 2004, operating activities provided net cash of $387.0 million, primarily driven by net income of $301.6 million and non-cash depreciation and amortization charges of $145.5 million, offset by the non-cash curtailment benefit of $40.4 million, net of tax, and changes in operating assets and liabilities of $19.7 million. The changes in operating assets and liabilities consists principally of an increase in trade receivables generated primarily by increases in third-party sales, increased contributions to pension plans, net of additional provisions, offset by a decrease in inventory and an increase in current liabilities. Cash inflows from increases in current liabilities were generated by increases in accruals related to the build-up of infrastructure to operate as a stand-alone company, as well as increases in benefit- and payroll-related accruals, and accrued interest. Inventory decreased from 2003 levels, which were higher than the prior year primarily to meet sales initiatives in future periods, to better match inventory levels with customer demand, and due to a short-term increase in the manufacturing process.

Investing Activities

        In 2005, Net Cash Used in Investing Activities of $184.4 million includes capital expenditures of $256.1 million for upgrading and expanding manufacturing, research and development and administrative support facilities and information technology systems. In addition, investing activities include the use of cash of $23.6 million for the acquisition of Physiometrix and purchases of certain intangibles and other investments of $9.0 million. These are offset by $72.4 million in proceeds from the sales of marketable debt securities and $31.8 million in proceeds from the sale of the Salt Lake City manufacturing facility and related assets.

        Hospira's investing activities in 2004 consisted primarily of capital expenditures necessary to expand and upgrade its manufacturing capabilities and infrastructure, and purchases of marketable securities. Net Cash Used in Investing Activities included payments of $228.9 million in 2004, primarily related to upgrading and expanding manufacturing, research and development and administrative support facilities, and information technology systems. Prior to the spin-off, Hospira remitted cash generated primarily from operations to Abbott. Subsequent to the spin-off, Hospira has invested cash, depending on working capital requirements, in marketable securities.

Financing Activities

        Net Cash Provided by Financing Activities in 2005 consisted primarily of proceeds from employee stock option exercises of $118.8 million and other borrowing activities, offset by payments to Abbott for international net assets of $116.7 million.

        Net Cash Provided by Financing Activities in 2004 consisted primarily of net transactions with Abbott previous to and related to the spin-off, receipt of the payment from Abbott related to the pension funding requirements under the Employee Benefits Agreement, and the issuance and payment of short-term and long-term debt, net of discount and financing fees. Operational transactions with Abbott after the spin-off are included in operating cash flows.

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

Summary of Financial Position

Years ended December 31 (dollars in millions)	2005	2004	2003

Cash and cash equivalents	$520.6	$127.7	$—
Marketable securities	—	72.4	—
Working capital	964.9	662.1	681.7
Short-term borrowings and long-term debt	697.9	698.8	—
Due to Abbott, net (Includes current and long-term)	79.1	189.1	—

Working Capital

        The increase in working capital in 2005 was primarily due to an increase in cash and cash equivalents and a decrease in the current portion of "Due to Abbott, Net," which is principally related to the liability for the international net assets to be transferred from Abbott. This is offset by a decrease in marketable securities, increase in liabilities related to accruals for employee incentive programs and other accruals, primarily obligations related to the sale of the Salt Lake City manufacturing facility, the closure of the Donegal, Ireland plant and an increase in income taxes payable.

        The decrease in working capital in 2004 was primarily due to the current portion of "Due to Abbott, Net," which is principally related to the liability for the international net assets to be transferred from Abbott, and decreases in inventory, offset by an increase in cash and cash equivalents, marketable securities, trade receivables, and current deferred income taxes. The increase in cash is due primarily to eight months of cash flow from operations being retained by Hospira that prior to the spin-off would have been remitted to Abbott.

        Hospira believes that its current capital resources, including cash and cash equivalents on hand, cash it generates from operations and funds available from its revolving credit facility will be sufficient to finance its operations, including product development, transition costs, international net asset transfers and capital expenditures, for the foreseeable future.

Debt and Capital

        Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the "Revolver"), and which is available for working capital and other requirements. The Revolver replaced Hospira's prior revolving credit agreement, which was entered into on April 30, 2004 and amended on April 29, 2005. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are currently 0.45%, 0.075% and 0.10%, respectively, and are subject to increase or decrease if there is a change in Hospira's current credit rating of BBB by Standard & Poor's. The amount of available borrowings may be increased to a maximum of $500 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2005, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

        In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

        In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. At December 31, 2005, these interest rate swaps had an aggregate fair market value of $(8.7) million. If these derivative instruments had been terminated at December 31, 2005, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

        Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira's foreign affiliates in their local currency and are used to optimize the capital structure. As of December 31, 2005, Hospira had $5.9 million of such loans outstanding.

        On June 15, 2004, Hospira completed an offering of a $700 million aggregate principal amount of notes consisting of $300 million principal amount of five-year senior unsecured notes and $400 million principal amount of ten-year senior unsecured notes. The $300 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the short-term senior unsecured credit facility.

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

        The Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira's ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the amended Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2005, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

        In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira's use of certain of these assets during that period. As of December 31, 2005, the net book value of the assets and liabilities that had not yet transferred was $130.5 million. The net book value of the net assets primarily consists of trade receivables of $43.6 million, inventory of $55.2 million, equipment of $31.2 million and other, net of $0.5 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $49.1 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In 2005, the net assets of 36 countries were legally transferred from Abbott. The total amounts paid in 2005 were $116.7 million. The net assets of the remaining countries are expected to be transferred to Hospira in the first half of 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes Hospira's estimated contractual obligations as of December 31, 2005 (dollars in millions):

	Payment Due by Period
	Total	2006	2007-2008	2009-2010	2011 and Thereafter
Long-term debt and interest payments	$960.7	$41.1	$81.1	$355.0	$483.5
Lease obligations	157.9	23.5	39.1	34.7	60.6
Purchase commitments(1)	423.0	407.1	15.6	0.3	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	22.3	—	22.3	—	—
Amounts due to Abbott for acquisition of certain international net assets(3)	130.5	130.5	—	—	—

Total	$1,694.4	$602.2	$158.1	$390.0	$544.1

(1)
Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of the expected capital spending in 2006 and beyond.

(2)
Excludes approximately $143.5 million of other long-term liabilities related primarily to post-retirement benefit obligations. See Note 6 to the consolidated financial statements included in this annual report on Form 10-K regarding benefit payments for post-retirement obligations. Hospira does not expect to contribute to its main U.S. pension plan in 2006.

(3)
The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $49.1 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

        Hospira's commercial commitments as of December 31, 2005, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2005, Hospira had $8.9 million of outstanding letters of credit, all with expirations in 2006. No amounts have been drawn on these letters of credit.

        Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Recently Issued Accounting Standards

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expenses. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. For Hospira, this statement is effective for inventory costs incurred after December 31, 2005. Adoption of this standard is not expected to have a material effect on Hospira's financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123R, which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which previously allowed the intrinsic value method of accounting for stock options. Since Hospira currently accounts for share-based payments using the intrinsic value method, Hospira's results of operations have not included the recognition of compensation expense. Had Hospira applied the fair value criteria established in SFAS No. 123R to previous stock option grants, the impact to the results of operations would have approximated the pro forma expense under SFAS No. 123, which is disclosed in Note 13 to the consolidated financial statements included in Item 8. On April 14, 2005, the SEC adopted a rule that amended the compliance date of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year which begins after June 15, 2005 (January 1, 2006 for Hospira). The effect of adopting SFAS No. 123R on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior periods' financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material effect on Hospira's financial position or results of operations.

Legislative Issues

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Financial Instrument and Risk Management

        Hospira operates globally, and earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. Upon consideration of management objectives, costs and opportunities, Hospira uses derivative instruments, including foreign currency forward exchange contracts and interest rate swaps to manage these risks. Hospira enters into derivative instrument contracts with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. Hospira does not utilize derivative instruments for trading or speculative purposes.

Foreign Currency Sensitive Financial Instruments

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective in managing exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with these changes. Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the hedged asset or liability. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses for these exposures are included in other income during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Net forward contract expense and the carrying value and fair value of forward contracts were not significant in 2005 and 2004. Prior to the spin-off date, Hospira participated in Abbott's management of these same foreign currency exposures.

        In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, from Abbott over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value is affected by normal operations, exchange rates and other business factors. Exchange rate gains and losses on the net asset exposures are substantially offset by the remeasurement of a portion of the Due to Abbott liability, both of which are denominated in the foreign currency of the applicable country. Upon transfer, the net assets will be maintained in the functional currency of the operating country whereby exchange rate changes affecting the net assets will be included as cumulative translation adjustments in equity. Hospira does not currently intend to hedge the net investment exposure.

Interest Rate Sensitive Financial Instruments

        Hospira's primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. The objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes.

        Hospira's investment portfolio of $532.5 million at December 31, 2005 consists of cash and cash equivalents and equity securities, which are classified as "available for sale." For equity securities, any gains or losses will not be recognized in Hospira's statements of income until the investment is sold or if there is a reduction in fair value that is determined to be an other-than-temporary impairment. The carrying value of the investment portfolio approximates fair market value at December 31, 2005 and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $3.2 million.

        In conjunction with the spin-off from Abbott, on June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes and $400 million ten-year senior unsecured notes both of which bear a fixed rate of interest. In addition, Hospira's new credit facility, entered into on December 16, 2005, consists of a revolving credit facility of $375 million ("Revolver") that is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of December 31, 2005, Hospira had no amounts outstanding under the Revolver.

        Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira's foreign affiliates in their local currency and are used to optimize the capital structure. As of December 31, 2005, Hospira had $5.9 million of such loans outstanding.

        In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2005, these interest rate swaps had an aggregate fair market value of $(8.7) million. If these derivative instruments had been terminated at December 31, 2005, this estimated fair value represents the amount that Hospira would have to pay to counterparties. As a result of converting from fixed to floating rate debt, a hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.0 million.

        Refer to the Liquidity and Capital Resources section above, as well as Notes 5 and 9 to the consolidated financial statements included in this annual report on Form 10-K, for further information.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of Hospira, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2005, Hospira, Inc.'s internal control over financial reporting was effective based on those criteria.

        The Company's independent registered public accounting firm have issued an audit report on our assessment of the Company's internal control over financial reporting.

/s/ CHRISTOPHER B. BEGLEY Chief Executive Officer	/s/ TERRENCE C. KEARNEY Chief Financial Officer
March 14, 2006	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.

        We have audited the accompanying consolidated balance sheets of Hospira, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders' equity for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2005 and 2004, listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting dated March 14, 2006, that Hospira, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations in internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories

        We have audited the accompanying combined statements of income and comprehensive income, changes in shareholders' equity and cash flows of Hospira, Inc., an operating division of Abbott Laboratories for the year ended December 31, 2003. Our audit also included the financial statement schedule for 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of the operations and the cash flows of Hospira, Inc. for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois
March 2, 2004,
    except for Note 12 as to which the date is
    March 21, 2005

Hospira, Inc.

Consolidated Statements of Income and Comprehensive Income

(dollars and shares in thousands, except for per share amounts)

	Year Ended December 31
	2005	2004	2003
Net sales	$2,457,588	$2,465,052	$2,400,228
Net sales to Abbott Laboratories	169,108	179,984	223,509

Total Net Sales	2,626,696	2,645,036	2,623,737
Cost of products sold	1,777,640	1,858,435	1,922,686

Gross Profit	849,056	786,601	701,051
Research and development	138,834	119,583	109,720
Selling, general and administrative	373,607	304,004	230,956
Curtailment of post-retirement medical and dental benefits	—	(64,636)	—

Income From Operations	336,615	427,650	360,375
Interest expense	28,276	18,758	—
Other (income) expense, net	(13,736)	(2,628)	1,254

Income Before Income Taxes	322,075	411,520	359,121
Income tax expense	86,437	109,968	98,758

Net Income	$235,638	$301,552	$260,363

Earnings Per Common Share:
Basic	$1.48	$1.93	$1.67

Diluted	$1.46	$1.92	$1.67

Weighted Average Common Shares Outstanding:
Basic	159,275	156,187	156,043

Diluted	161,634	157,160	156,043

Comprehensive Income:
Foreign currency translation adjustments, net of taxes of $0	$(11,284)	$(29,398)	$43,136
Minimum pension liability adjustments, net of taxes of $21,636, $(26,045), and $8,205, respectively	(35,071)	45,146	(11,204)
Unrealized gains (losses) on marketable equity securities, net of taxes of $(1,426), $233, and ($1,415), respectively	2,442	(380)	2,123

Other comprehensive (loss) income	(43,913)	15,368	34,055
Less effect of spin-off from Abbott	—	(48,475)	—

Adjusted other comprehensive (loss) income	(43,913)	(33,107)	34,055
Net Income	235,638	301,552	260,363

Comprehensive Income	$191,725	$268,445	$294,418

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31
	2005	2004	2003
Cash Flow From (Used in) Operating Activities:
Net income	$235,638	$301,552	$260,363
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	154,460	141,245	141,382
Amortization of intangibles	1,831	4,278	4,585
Impairment of long-lived assets	13,074	—	—
Curtailment of post-retirement medical and dental benefits	—	(64,636)	—
Trade receivables	(10,707)	(28,051)	16,780
Inventories	(9,722)	22,715	(94,353)
Prepaid expenses and other assets	(8,094)	(3,914)	24,354
Trade accounts payable and other liabilities	164,196	51,515	(59,306)
Other, net	30,411	(37,681)	74,307

Net Cash From Operating Activities	571,087	387,023	368,112

Cash Flow (Used in) From Investing Activities:
Acquisitions of property and equipment	(256,108)	(228,854)	(196,683)
Proceeds from asset dispositions	31,818	—	—
Acquisition of business	(23,590)	—	—
Purchase of intangibles and other investments	(8,990)	—	—
Purchase of marketable securities, net	—	(72,438)	—
Sales of marketable securities	72,438	—	3,260

Net Cash (Used in) Investing Activities	(184,432)	(301,292)	(193,423)

Cash Flow From (Used in) Financing Activities:
Net transactions with Abbott Laboratories prior to spin-off	—	24,209	(174,761)
Pre-distribution dividend to Abbott	—	(700,000)	—
Payment to Abbott for international assets	(116,727)	—	—
Issuance of long-term debt, net of fees paid	5,252	1,393,344	—
Repayment of long-term debt	(124)	(700,000)	—
Other borrowings, net	1,385	—	—
Proceeds from stock options exercised	118,819	23,046	—

Net Cash From (Used in) Financing Activities	8,605	40,599	(174,761)

Effect of exchange rate changes on cash and cash equivalents	(2,345)	1,365	72

Net change in cash and cash equivalents	392,915	127,695	—
Cash and cash equivalents at beginning of period	127,695	—	—

Cash and cash equivalents at end of period	$520,610	$127,695	$—

Supplemental Cash Flow Information
Cash paid during the year(1):
Interest	$37,730	$22,077	$—
Income taxes, net	$27,193	$30,699	$—

(1)
Cash payments were made on a combined basis by Abbott prior to April 30, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in thousands except per share data)

	December 31
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$520,610	$127,695
Marketable securities	—	72,438
Trade receivables, less allowances of $16,887 in 2005 and $16,083 in 2004	327,146	326,356
Inventories:
Finished products	300,860	330,111
Work in process	71,449	70,329
Materials	137,959	117,884

Total inventories	510,268	518,324
Deferred income taxes	144,124	116,295
Prepaid expenses and other receivables	59,017	37,217

Total Current Assets	1,561,165	1,198,325

Property and equipment, at cost	2,181,022	2,173,933
Less: accumulated depreciation	1,190,209	1,227,629

Net Property and Equipment	990,813	946,304
Intangible assets, net of amortization	14,926	1,057
Goodwill	89,197	80,973
Deferred income taxes	17,692	—
Other assets	115,389	116,131

Total Assets	$2,789,182	$2,342,790

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$2,579	$—
Trade accounts payable	129,865	101,537
Salaries, wages and commissions	107,615	77,875
Other accrued liabilities	277,098	190,740
Due to Abbott, net	79,079	166,042

Total Current Liabilities	596,236	536,194

Due to Abbott, net	—	23,100
Long-term debt	695,285	698,841
Deferred income taxes	3,958	4,575
Post-retirement obligations and other long-term liabilities	165,836	96,161
Commitments and Contingencies
Shareholders' Equity:
Common stock	1,617	1,570
Preferred stock	—	—
Unearned compensation	(263)	(114)
Additional paid-in capital	943,577	791,252
Retained earnings (for the period subsequent to April 30, 2004)	438,960	203,322
Accumulated other comprehensive (loss)	(56,024)	(12,111)

Total Shareholders' Equity	1,327,867	983,919

Total Liabilities and Shareholders' Equity	$2,789,182	$2,342,790

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in thousands)

					Net Investment in Hospira, Inc. by Abbott Laboratories
	Common Stock		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital		Unearned Compensation	Retained Earnings*
	Shares	Amount						Total
Balances at January 1, 2003	—	$—	$(61,534)	$—	$1,395,341	$—	$—	$1,333,807
Other comprehensive income	—	—	34,055	—	—	—	—	34,055
Net transactions with Abbott	—	—	—	—	(174,761)	—	—	(174,761)
Net Income	—	—	—	—	260,363	—	—	260,363

Balances at December 31, 2003	—	$—	$(27,479)	$—	$1,480,943	$—	$—	$1,453,464

Net Income	—	—	—	—	98,230	—	203,322	301,552
Other comprehensive loss	—	—	(33,107)	—	—	—	—	(33,107)
Net transactions with Abbott	—	—	48,475	—	(116,974)	—	—	(68,499)
Pre-distribution dividend to Abbott	—	—	—	—	(700,000)	—	—	(700,000)
Elimination of reporting lag for international operations	—	—	—	—	5,041	—	—	5,041
Issuance of common stock in connection with the distribution	156,043	1,560	—	765,680	(767,240)	—	—	—
Changes in shareholders' equity related to incentive stock programs	927	10	—	25,572	—	(114)	—	25,468

Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$—	$(114)	$203,322	$983,919

Net Income	—	—	—	—	—	—	235,638	235,638
Other comprehensive loss	—	—	(43,913)	—	—	—	—	(43,913)
Changes in shareholders' equity related to incentive stock programs	4,698	47	—	140,346	—	(149)	—	140,244
Adjustment for deferred taxes existing as of the spin-off date	—	—	—	11,979	—	—		11,979

Balances at December 31, 2005	161,668	$1,617	$(56,024)	$943,577	$—	$(263)	$438,960	$1,327,867

*
For the period subsequent to April 30, 2004

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Description of Business

        Hospira develops, manufactures and markets specialty injectable pharmaceuticals and medication delivery systems, which are focused on improving the productivity, safety and efficacy of patient care, primarily in the acute care setting. Hospira also provides contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

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

        In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur over a two-year period after the spin-off date. These operations and net assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by the operations and net assets during the transition period. Hospira is dependent on Abbott's international infrastructure until such legal transfers occur in each country. These transfers began in the second quarter of 2005 and will continue through the remaining transition period.

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

Use of Estimates

        The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks and rebates, inventory and accounts receivable exposure reserves, income tax liabilities, pension and other post-retirement benefits liabilities, and loss contingencies.

Revenue Recognition

        Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered and title passes to customers.

        Placements of drug delivery pumps with customers typically fall under one of three types of arrangements: outright sales of the drug delivery pump to the customer; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For placements under lease agreements, certain arrangements for which Hospira's warranty obligation extends through the entire lease term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira's warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. For contracts with multiple deliverables, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. In instances when fair value exists only for undelivered elements, the residual method is used to allocate total consideration.

        Injectable pharmaceutical contract manufacturing involves filling customers' active pharmaceutical ingredients ("API") into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

        In addition, Hospira records sales of product rights as revenue upon disposition of the rights. Sales of product rights are not significant.

        A large part of Hospira's sales are through wholesalers and to group purchasing organization ("GPO") member hospitals. These sales typically include provisions for chargebacks, rebates and other adjustments which are provided for as a reduction in gross sales at the time the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amounts of the reduction in gross sales. The most significant provisions are chargebacks and rebates, which are described in the following paragraphs.

Chargebacks and Rebates

        The provision for chargebacks is a significant and complex estimate used to determine the recognition of revenue. Hospira sells products to end customers either directly or through wholesalers who then resell the products to end customers. For products sold through wholesalers, Hospira charges the wholesaler a predetermined price, known as wholesaler acquisition cost, which is typically higher than the amount contracted with the end customer. Wholesalers then sell to the end customer at the lower price based on contractual terms previously established between Hospira and the end customer. Hospira records the initial sale to the wholesaler at wholesaler acquisition cost and at the same time, records a chargeback provision equal to the estimated amount the wholesaler will charge Hospira for the difference between the wholesaler acquisition cost and the estimated average customer contract price. This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Hospira estimates chargebacks based upon historical experience, current contract prices, estimated levels of inventory in the distribution channel and claims processing lag time. Chargebacks are recorded as reductions to gross sales and trade receivables. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2005 and 2004, chargebacks of $64.2 million and $76.1 million, respectively, are recorded as a reduction in trade receivables. Settlement of chargebacks generally occurs between 30 and 40 days after the sale to wholesalers.

        Hospira primarily offers contract rebates to customers who either purchase directly from Hospira or from certain wholesalers who sell to their customers at prices determined under a contract between Hospira and the customer, or to government agencies, which administer various programs such as Medicaid. Rebate amounts are usually based upon the volume of purchases. Factors used in the rebate calculations relate to the identification of which products have been sold subject to a rebate, which customer or government price terms apply, and the estimated lag time between sale and payment of a rebate. Using actual contract terms and eligible purchases, Hospira estimates the amount of the rebate due at the time of sale, and records the liability as a reduction of gross sales when Hospira records its sale of the product. Settlement of the rebate generally occurs from three to 12 months after sale. Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2005 and 2004, accrued rebates of $83.5 million and $74.1 million, respectively, are included in other accrued liabilities.

Concentration of Risk

        Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade receivables. Hospira holds cash and invests in cash equivalents and marketable securities financial instruments with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. For 2005 and 2004, four U.S. wholesalers accounted for approximately 39% and 29%, respectively, of net trade receivables. No end customer accounted for more than 10% of net sales (gross sales less reductions for wholesaler chargebacks, rebates and other allowances). Sales through the same four U.S. wholesalers noted above accounted for approximately 42% and 39% of net sales in 2005 and 2004, respectively. Sales related to GPO contracts amounted to $1.3 billion in both 2005 and 2004 and $1.2 billion in 2003.

Loss Contingencies

        Hospira accounts for contingent losses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

        In connection with the spin-off, Hospira will indemnify Abbott for all liabilities resulting from the operations of Hospira's business, other than income tax liabilities with respect to periods prior to the spin-off, and other liabilities as agreed to by Hospira and Abbott. Hospira has no material exposures to off-balance sheet arrangements; no special-purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

Income Taxes

        Hospira's provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such reserves are based on management's judgment, utilizing internal and external tax advisors, and represent the best estimate as to the ultimate outcome of tax audits. The provision for income taxes includes the impact of changes to reserves. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its reserves in accordance with SFAS No. 5. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to meet working capital and plant and equipment acquisition needs. In 2005, Hospira repatriated $175 million of qualified foreign earnings under the American Jobs Creation Act of 2004 ("Jobs Act"). The income tax related to this repatriation was $9.1 million.

Cash and Cash Equivalents

        Hospira considers all cash investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

        Hospira invests in marketable equity and debt securities, which are classified as available-for-sale. Available-for-sale securities are stated at fair value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss. The fair value of these securities is determined by currently available market prices. Hospira reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the amount is reversed out of accumulated other comprehensive loss and is charged to other (income) expense, net. As of December 31, 2005 and 2004, Hospira had $11.9 million and $80.5 million, respectively, in available-for-sale securities, which are recorded in marketable securities and other long-term assets in the balance sheet.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventory for exposures related to obsolescence, excess and date expiration, non-conformance, and loss and damage, and records a charge to cost of sales for the amount required to reduce the carrying value of inventory to estimated net realizable value. Such reserves were $39.6 million and $41.2 million at December 31, 2005 and 2004, respectively. Inventory cost includes material and conversion costs.

Goodwill and Intangible Assets

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

        Goodwill as of December 31, 2005 and 2004 totaled $89.2 million and $81.0 million, respectively. The increase of $8.2 million in 2005 is related to the acquisition of Physiometrix (See Note 2).

        Intangible assets, primarily technology and product rights, are as follows (dollars in thousands):

	2005	2004
Cost	$40,768	$25,068
Less: accumulated amortization	(25,842)	(24,011)

Intangible assets, net	$14,926	$1,057

        Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 10 years, average 9 years). The increase in intangible assets was due to the acquisition of Physiometrix and other technology and product rights purchases. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $1.9 million for 2006 and 2007, $1.7 million for 2008, $1.5 million for 2009, and $1.4 million for 2010.

Property and Equipment

        Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Property and equipment at cost (in thousands) consists of the following:

Classification	2005	2004	Estimated Useful Life
Land	$29,934	$30,947	N/A
Buildings	390,793	372,446	9 to 50 years (average 37 years)
Equipment	1,195,882	1,173,749	3 to 24 years (average 10 years)
Construction in progress	198,107	174,772	N/A
Instruments placed with customers	366,306	422,019	3 to 7 years (average 5 years)

Property and equipment at cost	2,181,022	2,173,933
Less: accumulated depreciation and amortization	(1,190,209)	(1,227,629)

Net property and equipment	$990,813	$946,304

        Instruments placed with customers are medication management systems placed with or leased to customers under operating leases.

        In 2004, Hospira revised the estimated useful life for certain instruments placed with U.S. customers from a range of 5 to 7 years to a range of 3 to 5 years. The revision was made to coincide with the current average contract life for instruments placed with customers. The effect of the revision in 2004 was additional depreciation of $7.1 million.

Impairment of Long-Lived Assets

        The carrying value of long-lived assets, including intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Capitalized Software Costs

        Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2005 and 2004, unamortized capitalized software costs totaled $77.8 million and $37.0 million, respectively. Such capitalized amounts will be amortized ratably over the expected lives of the projects when they become operational, not to exceed ten years. Amortization was $7.5 million, $3.2 million and $6.9 million for 2005, 2004 and 2003, respectively, and is included in depreciation in the consolidated statements of cash flows. Amortization of capitalized software prior to the spin-off includes amounts allocated from Abbott.

Capitalized Interest

        Hospira follows SFAS No. 34, "Capitalization of Interest Cost," to determine the interest to be capitalized during the construction period for projects under construction. Hospira recorded capitalized interest of $10.5 million, $5.5 million and $2.2 million in 2005, 2004 and 2003, respectively. Capitalized interest prior to the spin-off represents amounts allocated from Abbott.

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

Pension and Post-Retirement Benefits

        Hospira develops long-term assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

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

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expenses. In addition, the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. For Hospira, this statement is effective for inventory costs incurred after December 31, 2005. Adoption of this standard is not expected to have a material effect on Hospira's financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which previously allowed the intrinsic value method of accounting for stock options. Since Hospira currently accounts for share-based payments using the intrinsic value method, Hospira's results of operations have not included the recognition of compensation expense. Had Hospira applied the fair value criteria established in SFAS No. 123R to previous stock option grants, the impact to the results of operations would have approximated the pro forma expense under SFAS No. 123, which is disclosed in Note 13. On April 14, 2005, the SEC adopted a rule that amended the compliance date of SFAS No. 123R to require implementation no later than the beginning of the first fiscal year which begins after June 15, 2005 (January 1, 2006 for Hospira). The effect of adopting SFAS No. 123R on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which changes the requirements for the accounting and reporting of a voluntary change in accounting principle. The statement requires retrospective application to prior periods' financial statements, or the latest practicable date, as the required method for reporting a change in accounting principle. Previous rules generally required that changes in accounting principles were recognized by including the cumulative effect of the change in net income in the period of change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this standard is not expected to have a material effect on Hospira's financial position or results of operations.

Note 2—Acquisitions and Dispositions

        In July 2005, Hospira acquired Physiometrix, Inc., a developer of non-invasive medical devices. The acquisition broadens Hospira's portfolio of products for the hospital operating room and intensive care unit, providing brain-function monitoring devices used during surgical and diagnostic procedures. Hospira paid $23.6 million in cash for all outstanding shares of Physiometrix, plus transaction costs, and assumed Physiometrix's debt of $1 million. The acquisition resulted in intangible assets of $9.9 million that will be amortized over 10 years, non-tax deductible goodwill of $8.2 million, net deferred tax assets of $8.0 million and other assets and liabilities, net of $(1.5) million. The impact of the acquisition was not material to Hospira's results of operations in 2005.

        In the third quarter of 2005, Hospira acquired the rights to certain technologies and generic pharmaceutical products for $5.2 million, including the rights to an Abbreviated New Drug Application filed with the Food and Drug Administration. These intangible assets will be amortized over an average life of 8 years.

        In May 2005, Hospira completed a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. ("ICU") and sold its Salt Lake City manufacturing facility and related equipment and inventory to ICU for $31.8 million in cash. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Hospira recorded an impairment charge of $2.4 million, representing the amount by which the carrying value of the assets exceeds the fair value less cost to sell. In addition, raw materials and work in process inventory of $10.1 million were sold as part of the transaction. In connection with the closing of the sale, Hospira recorded a loss of $13.4 million, which is Hospira's best estimate of the cost of certain obligations for which Hospira is required to reimburse ICU for up to 24 months after closing. Both the impairment and the loss related to obligations assumed are recorded in cost of products sold. Through December 31, 2005, cash paid related to these obligations is $4.5 million.

Note 3—Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the fourth quarter of 2005, Hospira became aware of certain indicators of potential impairment at its Ashland, Ohio and Montreal, Canada plants, the lowest level for which there are identifiable cash flows. These indicators included higher costs of manufacturing and lower expected future production volumes. Hospira considered the future cash flows expected to result from the operation of these facilities and found the sum of the expected future cash flows (undiscounted) to be less than the carrying value of the assets, indicating an impairment. For purposes of estimating fair value, Hospira primarily used external appraisals and quoted market prices. At December 31, 2005, Hospira recorded an impairment charge of $13.1 million which is reported in cost of products sold. Of the total impairment, $10.3 million is reported in the U.S. segment and $2.8 million in the International segment. The impairment related primarily to the carrying values of buildings and machinery and equipment. Considerable management judgment is necessary to estimate future cash flows and fair values. Accordingly, actual results could vary significantly from current estimates.

Note 4—Restructuring Plan (dollars in thousands)

        In August 2005, Hospira announced plans to close its medical device manufacturing plant in Donegal, Ireland. Products produced at the Donegal plant are expected to move primarily to Hospira facilities in Costa Rica and the Dominican Republic, which have available manufacturing capacity to absorb the transfers. Approximately 550 Donegal employees will be affected by the closing. The aggregate charges that Hospira will incur related to the plant closing are expected to be in the range of $30 million to $40 million on a pre-tax basis and will be reported in costs of products sold in the International segment. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the building and certain equipment, and other exit costs. Hospira expects to incur severance and certain other employee benefit costs over the expected service period of the related employees and all other exit costs as they are incurred through mid-2007. The following summarizes the restructuring activity:

	Employee-Related Benefit Costs	Accelerated Depreciation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—
Costs incurred	7,313	921	313	8,547
Payments	(49)	—	(313)	(362)
Non cash items	—	(921)	—	(921)

Balance at December 31, 2005	$7,264	$—	$—	$7,264

Note 5—Financial Instruments and Derivatives

        Hospira accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the hedged asset or liability. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses are included in other (income) expense, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133. Net forward contract expense included in other (income) expense, net in the consolidated statements of income, and the carrying value and fair value of forward contracts were not significant. Prior to the spin-off date, Hospira participated in Abbott's management of these same foreign currency exposures.

        In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2005, these interest rate swaps had an aggregate fair market value of $(8.7) million. If these derivative instruments had been terminated at December 31, 2005, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

        The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable and payable, approximate their estimated fair values due to their short-term nature. Fair value of marketable securities and forward contracts is the quoted market price of the instrument held.

Note 6—Pension and Post-Retirement Benefits (dollars in thousands)

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

Benefit Plan Changes

        In the second quarter of 2004, Hospira announced a series of benefit plan changes including the enhancement of the 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004. Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the plan will continue to age into their benefits and will be entitled to all benefits earned when they retire. Beginning January 1, 2005, all U.S. non-union employees became eligible to receive an additional company-matching contribution to the 401(k) plan and employees that were age 40 and above, as of December 31, 2004, are eligible to receive an additional annual company-matching contribution for five years.

Net Pension and Medical and Dental Benefit Cost

        Net cost recognized for the three years ended December 31, for the major pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
	2005	2004(1)	2003(1)	2005	2004(1)	2003(1)
Service cost for benefits earned during the year	$2,103	$22,555	$34,364	$1,437	$6,842	$10,860
Interest cost on projected benefit obligations	22,070	29,594	50,143	3,154	9,777	20,969
Expected return on plans' assets	(29,428)	(35,568)	(64,435)	—	—	—
Net amortization	1,219	3,088	332	1,932	2,702	1,801
Curtailment of benefits(2)	—	1,571	—	—	(64,636)	—

Net cost	$(4,036)	$21,240	$20,404	$6,523	$(45,315)	$33,630

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

        Information about the changes in benefit obligations and plan assets for the periods ended December 31, and the funded status as of December 31, for Hospira's major U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
	2005	2004	2005	2004
Projected benefit obligations at beginning of year	$370,216	$897,646	$53,569	$372,539
Service cost	2,103	22,555	1,437	6,842
Interest cost	22,070	29,594	3,154	9,777
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs(1)	40,563	(7,655)	4,135	20,282
Benefits paid	(10,239)	(13,775)	(2,739)	(6,510)
Curtailment	—	(95,435)	—	(84,309)
Other, primarily foreign currency translation	1,399	1,744	—	—
Projected benefit obligation retained by Abbott(2)	—	(464,458)	—	(265,052)

Projected benefit obligations at end of year	$426,112	$370,216	$59,556	$53,569

Plan assets at fair value at beginning of year	$324,625	$648,538	$—	$—
Actual return on plans' assets	24,966	20,562	—	—
Company contributions	1,668	113,527	2,739	6,510
Benefits paid	(10,239)	(13,775)	(2,739)	(6,510)
Other, primarily foreign currency translation	2,226	864	—	—
Plan Assets retained by Abbott(3)	—	(445,091)	—	—

Plan assets at fair value at end of year	$343,246	$324,625	$—	$—

Projected benefit obligations greater than plan assets	$(82,866)	$(45,591)	$(59,556)	$(53,570)
Unrecognized actuarial losses, net	104,153	60,216	31,937	29,841
Unrecognized prior service cost	1,573	2,003	(1,070)	(1,177)

Net (accrued) prepaid benefit cost	$22,860	$16,628	$(28,689)	$(24,906)

Recognized as:
Accrued benefit cost	$(80,909)	$(46,579)	$(28,689)	$(24,906)
Prepaid benefit cost	4,106	21,824	—	—
Intangible assets	1,573	—	—	—
Accumulated other comprehensive loss	98,090	41,383	—	—

Net (accrued) prepaid benefit cost	$22,860	$16,628	$(28,689)	$(24,906)

(1)
In May 2004, the FASB issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance to employers who determine the prescription drug benefits available under their plan are actuarially equivalent to Medicare Part D and therefore qualify for a subsidy. As a result of the adoption of this new standard by Hospira in the second quarter of 2004, the projected benefit obligation related to post-retirement benefits attributed to past services for the U.S. union plan was reduced by $5,251, and the medical and dental net cost recognized for the year ended December 31, 2004 was reduced by $497.

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

        The accumulated benefit obligation for Hospira's primary pension plans was approximately $418,041, and $364,666 at December 31, 2005 and 2004, respectively. For such pension plans where the accumulated benefit obligations exceeded plan assets at December 31, 2005 and 2004, the aggregate accumulated benefit obligations were $402,577 and $322,168, respectively, the projected benefit obligations were $402,577 and $322,168, respectively, and the aggregate plan assets were $321,668 and $276,850, respectively. As a result, minimum pension liabilities were recognized, and charges to accumulated other comprehensive loss were $35,071 in 2005 and $2,178 in 2004, net of taxes. In addition, as a result of Abbott's retention of the pension benefit obligations for the retirees as of the spin-off date, Hospira's accumulated other comprehensive loss was reduced by $47,324, net of taxes, in 2004.

Actuarial Assumptions

        Actuarial weighted average assumptions for Hospira's primary plans used in determining pension and medical and dental plan information are as follows:

	2005	2004	2003
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	5.7%	6.0%	6.0%
Expected aggregate average long-term change in compensation	3.6%	3.5%	4.4%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	6.0%	6.2%	6.7%
Expected long-term rate of return on plan assets	8.5%	8.6%	8.7%
Expected aggregate average long-term change in compensation	3.5%	4.5%	4.5%

        The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The assumed healthcare cost trend rates for Hospira's primary medical and dental plans are as follows:

	2005	2004	2003
Healthcare cost trend rate assumed for the next year	10%	10%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2010	2009	2007

        A one percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest components of net post-retirement medical and dental cost for the year ended December 31, 2005 by approximately $892/($742),and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $9,893/($8,300).

Pension Plan Assets

        The weighted average asset allocation for Hospira's U.S. pension plans at December 31, and target allocation by asset category are as follows:

		Percentage of plan assets at
Asset Category	Target Allocation
		2005	2004
U.S. & international equity securities	60%	61%	61%
Debt securities	40%	39%	39%

Total	100%	100%	100%

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

Cash Funding and Benefit Payments

        Hospira funds its domestic pension plans according to IRS funding limitations. Prior to the spin-off, contributions were made by Abbott on a combined plan basis. In accordance with the Employee Benefits Agreement, Abbott was required to make a payment to Hospira in an amount that caused the accumulated benefit obligation funded ratio of the Hospira plan to be equivalent to that of the Abbott plan as of the spin-off date. Hospira received such payment, in the amount of $45,054, and contributed the entire amount to the plan's trust in the third quarter of 2004. Hospira did not contribute any amounts to its primary U.S. pension plan in 2005.

        Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts for pensions, are as follows:

	Pension Plans	Medical and Dental Plans
2006	$7,141	$2,499
2007	8,414	2,662
2008	9,889	2,834
2009	11,579	3,023
2010	13,314	3,205
Years 2011 through 2015	98,900	18,716

Defined Contribution Plans

        Hospira's employees participated through the spin-off date in the Abbott Stock Retirement Plan that is Abbott's principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2005, 2004 and 2003, Hospira's contributions were

$48,101, $19,579 and $17,445, respectively. Included in 2005 is a $13,822 special company contribution that was announced and accrued in 2004.

Note 7—Taxes on Earnings (dollars in thousands)

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

	2005	2004	2003
Earnings Before Taxes
Domestic	$187,904	$271,425	$237,388
Foreign	134,171	140,095	121,733

Total	$322,075	$411,520	$359,121

Taxes on Earnings
Current:
U.S. Federal	$78,949	$51,218	$42,102
State	4,045	6,018	8,789
Foreign	9,151	5,658	5,878

Total current	92,145	62,894	56,769

Deferred:
Domestic	(1,945)	46,606	42,691
Foreign	(3,763)	468	(702)

Total deferred	(5,708)	47,074	41,989

Total	$86,437	$109,968	$98,758

        Prior to the spin-off date, the provision for income taxes was calculated on a separate return basis, while actual tax payments were made on a combined return filing basis by Abbott. Subsequent to the spin-off, Hospira has made $30.7 million in tax payments on earnings for the eight-month period after the spin-off date ending December 31, 2004. Tax payments, net of refunds, of $27.2 million were made on earnings for the twelve month period ending December 31, 2005. Hospira has recorded reserves for income tax loss contingencies in accordance with SFAS No. 5. Operating loss carryforwards at December 31, 2005 amounted to $25.3 million, which are subject to expiration through 2025.

        Subsequent to the spin-off, U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings at December 31, 2005 of $47.8 million of certain foreign subsidiaries, after the repatriation noted below. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends. The Jobs Act provided for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met, including a domestic reinvestment plan for such earnings. In 2005, Hospira recorded an income tax charge of $9.1 million in connection with the repatriation of $175 million of qualified foreign earnings under the Jobs Act.

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(11.9)	(9.0)	(8.5)
Repatriated earnings	2.8	—	—
State taxes, net of federal benefit	1.7	2.3	1.6
All other, net	(0.8)	(1.6)	(0.6)

Effective tax rate	26.8%	26.7%	27.5%

        The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits, and minimum pension liabilities	$61,437	$6,750	$39,349	$6,605
Trade receivable reserves and chargeback accruals	35,730	—	43,558	—
Inventory	38,847	—	39,771	—
State income taxes	17,058	2,659	6,711	1,584
Property and equipment	6,465	55,500	6,677	53,491
Intangibles	8,484	3,924	16,243	—
Investments	6,630	2,608	6,630	1,182
Other, primarily other accruals, net operating loss carryforwards, and reserves not currently deductible	54,648	—	16,046	403

Total	$229,299	$71,441	$174,985	$63,265

        In 2004, the spin-off from Abbott resulted in a net deferred tax asset reduction of $48.2 million related to assets and liabilities that were retained by Abbott. The separation and distribution agreement with Abbott allows for a one-time adjustment to distributed deferred taxes based on actual tax return filings by Abbott which include Hospira's results through the spin-off date. In addition, during 2005, Hospira performed an analysis of the appropriate state tax rate required based on Hospira's tax position as a stand-alone taxpayer for the net deferred tax assets transferred from Abbott at the spin-off date. As a result, Hospira has determined that its income taxes as a stand-alone taxpayer should be provided at a higher effective rate than the rate used while part of Abbott. The final adjustment for these two items was made in 2005, which resulted in a $12.0 million increase to net deferred tax assets and additional paid-in capital. Valuation allowances for deferred tax assets were not significant.

Note 8—Sales-Type Leases (dollars in thousands)

        The net investment in sales-type leases of certain drug delivery pumps consists of the following:

	December 31
	2005	2004
Minimum lease payments receivable	$42,195	$13,250
Unguaranteed residual value of leased equipment	—	—
Unearned interest income	(5,034)	(2,153)
Allowance for estimated uncollectible lease receivables	(31)	—

Net investment in sales-type capital leases	37,130	11,097
Current portion(1)	(8,302)	(2,482)

Net investment in sales-type capital leases, less current portion(1)	$28,828	$8,615

(1)
The current and long-term portions are recorded in trade receivables and other assets, respectively, in the balance sheet.

        Future minimum amounts due under customer agreements accounted for as sales-type capital leases as of December 31, 2005 are as follows:

Year ending December 31:	Sales-Type Capital Leases
2006	$10,327
2007	10,484
2008	10,072
2009	7,732
2010	3,251
Thereafter	329

$42,195

Note 9—Short-term Borrowings and Long-term Debt

        The following debt was incurred either as a result of or since the spin-off from Abbott. Hospira did not have debt prior to April 28, 2004.

$375 Million Unsecured Revolving Credit Facility

        Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the "Revolver"), and which is available for working capital and other requirements. The Revolver replaced Hospira's prior revolving credit agreement, which was entered into on April 30, 2004 and amended on April 29, 2005. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are currently 0.45%, 0.075% and 0.10%, respectively, and are subject to increase or decrease if there is a change in Hospira's current credit rating of BBB by Standard & Poor's. The amount of available borrowings may be increased to a maximum of $500 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2005, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

$1.75 Million Economic Development Promissory Notes

        In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

International Borrowings

        Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira's foreign affiliates in their local currency and are used to optimize the capital structure. As of December 31, 2005, Hospira had $5.9 million of such loans outstanding.

$700 Million Senior Unsecured Notes

        On June 15, 2004, Hospira completed an offering of a $700 million aggregate principal amount of notes consisting of $300 million principal amount of five-year senior unsecured notes and $400 million principal amount of ten-year senior unsecured notes. The $300 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the short-term senior unsecured credit facility.

        The estimated aggregate fair value of the senior unsecured notes equaled $714.0 million at December 31, 2005. The fair market value is based on quoted market prices. In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2005, these interest rate swaps had an aggregate fair market value of $(8.7) million. If these derivative instruments had been terminated at December 31, 2005, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

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

        Hospira's debt consists of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004
Long-term debt:
Senior unsecured notes due 2009	$300,000	$300,000
Senior unsecured notes due 2014	400,000	400,000
Economic development promissory notes due 2015	1,465	—
International borrowings due 2007	3,502	—
Fair value of interest rate swap instruments	(8,662)	—

Total long-term debt	696,305	700,000
Unamortized debt discount on senior unsecured notes	(1,020)	(1,159)

Long-term debt	695,285	698,841
Short-term borrowings	2,579	—

Total debt	$697,864	$698,841

        The Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira's ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the amended Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2005, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

        The aggregate maturities of debt for each of the next five years are as follows: $2.6 million in 2006, $3.7 million in 2007, $0.2 million in 2008, $300.2 million in 2009 and $400.9 million thereafter.

Note 10—Segment and Geographic Information (dollars in thousands)

        Hospira's principal business is the development, manufacture and sale of hospital products including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and International.

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

	Net Sales to External Customers			Income from Operations
	2005	2004	2003	2005	2004	2003
U.S.(1)	$2,187,775	$2,220,070	$2,208,578	$328,517	$404,876	$320,258
International	438,921	424,966	415,159	68,407	88,723	83,522

Total reportable segments	$2,626,696	$2,645,036	$2,623,737	396,924	493,599	403,780

Corporate functions				(60,309)	(65,949)	(43,405)

Income from operations				336,615	427,650	360,375
Other, net				(14,540)	(16,130)	(1,254)

Income before income taxes				$322,075	$411,520	$359,121

(1)
2004 U.S. Income from operations includes curtailment benefit of $64.6 million.

	Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2005	2004	2003	2005	2004	2003	2005	2004
U.S.	$118,280	$110,577	$121,918	$209,078	$187,796	$162,737	$2,120,174	$1,609,747
International	36,180	30,668	19,464	48,954	41,058	33,946	564,885	651,013

Total reportable segments	$154,460	$141,245	$141,382	$258,032	$228,854	$196,683	$2,685,059	$2,260,760

Goodwill and net intangible assets	1,831	4,278	4,585				104,123	82,030

Total	$156,291	$145,523	$145,967				$2,789,182	$2,342,790

Note 11—Shareholders' Equity

Common Stock

        Hospira is authorized to issue 400 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock, par value $0.01 per share, of which 4 million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2005 and 2004, approximately 12.2 million and 15.0 million shares of common stock were reserved for issuance under various employee incentive programs. As of December 31, 2005 and 2004, 161.7 million and 157.0 million shares are outstanding, respectively. In connection with the spin-off, 156.1 million shares of common stock were issued.

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

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss, net of taxes consisted of the following:

(dollars in thousands)	2005	2004
Cumulative foreign currency translation gains	$222	$11,506
Cumulative minimum pension liability adjustments, net of tax	(60,431)	(25,360)
Cumulative unrealized gains on marketable equity securities, net of tax	4,185	1,743

Accumulated Other Comprehensive Loss	$(56,024)	$(12,111)

Note 12—Earnings Per Share

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

(shares in thousands, except per share amounts)

	2005	2004	2003
Weighted average basic common shares outstanding	159,275	156,187	156,043
Assumed exercise of stock options	2,359	973	—

Weighted average dilutive common shares outstanding	161,634	157,160	156,043

Earnings Per Common Share:
Basic	$1.48	$1.93	$1.67

Diluted	$1.46	$1.92	$1.67

        For 2005 and 2004, there were outstanding options to purchase approximately 0.7 million and 3.0 million shares of Hospira stock, respectively, for which the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 13—Incentive Stock Program

Plan Overview

        Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), which became effective April 30, 2004, provides for the grant of up to 31 million shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. The option exercise price generally may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2005, approximately 12.2 million shares remain available for grant.

        Certain employees of Abbott who became Hospira employees following the spin-off held stock option awards granted under Abbott incentive stock programs. For employees who were retirement eligible at the spin-off date, these awards remain options to purchase Abbott stock ("unconverted options"). The options retain all the original terms. As of April 30, 2004, 6.8 million of such unconverted options were outstanding.

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

        The unconverted and converted options granted in 2004 and 2003 vest equally over three years except for replacement options, which generally vest in six months. Like the original Abbott awards, the converted and unconverted options retain the replacement feature which allows the employee to tender mature shares of Hospira or Abbott stock as payment for the exercise of a stock option. Replacement stock options equal to the number of shares tendered are then granted at the then-current market price for a term that expires on the expiration date of the original underlying option.

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

Option Activity and Outstanding Options

        Hospira was a subsidiary of Abbott through April 30, 2004. Abbott options for Hospira employees who were not retirement eligible were converted to Hospira options, and the activity for these options and new grants is reflected subsequent to April 30, 2004.

        Summarized information related to stock options is as follows:

Hospira Stock Options	Options Outstanding		Exercisable Options
Hospira Options Outstanding May 1, 2004(1)	7,454,240	28.36
Granted	8,835,270	26.64
Exercised	(996,710)	25.33
Lapsed	(239,598)	27.71

December 31, 2004	15,053,202	27.55	10,545,654	$27.56
Granted	3,452,985	34.39
Exercised	(5,161,068)	26.71
Lapsed	(233,428)	29.68

December 31, 2005	13,111,691	29.65	7,580,288	$28.59

(1)
Abbott options converted on April 30, 2004 into Hospira options, based on conversion factor of approximately 1.5446.

        Summarized information about Hospira stock options outstanding and exercisable at December 31, 2005, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.01 - $25.00	1,477,783	6.0	$22.75	979,402	$22.67
$25.01 - $31.00	6,282,585	5.4	27.13	4,511,620	26.95
$31.01 - $45.00	5,351,323	8.0	34.51	2,089,266	34.91

$12.01 - $45.00	13,111,691	6.5	$29.65	7,580,288	$28.59

Stock-Based Compensation

        Hospira measures compensation cost using the intrinsic value-based method of accounting for stock options. In accordance with the intrinsic value method, no compensation expense is recognized for Hospira's stock option plans. If the fair value method of accounting was used for the Abbott and Hospira options, converted Hospira options, and Hospira Founders options, net income and earnings per share (EPS) in the periods during 2005, 2004 and 2003 would have been as follows:

(dollars in thousands, except per share amounts)	2005	2004	2003
Net Income, as reported	$235,638	$301,552	$260,363
Hospira stock-based compensation, net of tax(1)	15,575	41,596	—

Pro forma net income including Hospira stock-based compensation expense	220,063	259,956	260,363
Abbott stock-based compensation, net of tax(2)	—	7,048	21,790

Pro forma net income including all stock-based compensation expense	220,063	252,908	238,573

Basic EPS, as reported	$1.48	$1.93	$1.67

Basic EPS, pro forma	$1.38	$1.62	$1.53

Diluted EPS, as reported	$1.46	$1.92	$1.67

Diluted EPS, pro forma	$1.36	$1.61	$1.53

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

        The weighted average fair value for the Hospira options granted in 2005 and 2004 was $11.28 and $6.63, respectively. The weighted average fair value for the Abbott options granted in 2004 and 2003 was $11.79 and $8.73, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott's valuation assumptions. The assumptions utilized for option grants during the periods presented are as follows:

	2005	2004	2003
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	30.0%	32.0%	N/A
Expected life (years)	4.9	2.9	N/A
Risk-free interest rate	3.9%	2.9%	N/A
Dividend yield	0.0%	0.0%	N/A
Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	N/A	32.0%	32.0%
Expected life (years)	N/A	5.4	5.4
Risk-free interest rate	N/A	2.9%	2.7%
Dividend yield	N/A	2.2%	2.8%

Note 14—Commitments and Contingencies

Commercial Commitments

        Hospira's commercial commitments as of December 31, 2005, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2005, Hospira had $8.9 million of outstanding letters of credit, all with expirations in 2006. No amounts have been drawn under these letters of credit.

Leases (dollars in thousands)

        Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2005, were:

2006	$23,449
2007	19,878
2008	19,247
2009	18,896
2010	15,776
Remaining Years	60,608

Total minimum future lease payments	$157,854

        Lease expense under operating leases totaled $24.6 million, $23.2 million and $16.6 million in 2005, 2004 and 2003, respectively. Lease expense prior to the spin-off includes amounts allocated from Abbott.

Litigation

        Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira's business.

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

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Security Act of 1974 (ERISA). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has moved to dismiss the new claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. The new claim in the amended complaint is not subject to the class certification ruling. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Hospira denies all material allegations asserted against it in the complaint.

        On August 12, 2005, Retractable Technologies, Inc. ("RTI") filed a lawsuit against Abbott Laboratories, Inc. alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement ("Agreement") between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott's marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott's former Hospital Products Division. Abbott denies all material allegations in the complaint. Additionally, Abbott maintains that the dispute must be resolved by arbitration, in accordance with the terms of the Agreement. Abbott intends to pursue claims against RTI for breach of the Agreement in arbitration or in federal court. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI's breach of the Agreement.

        Hospira's product liability claim exposures are evaluated each reporting period. Hospira's reserves, which are not significant at December 31, 2005, are the best estimate of loss, as defined by SFAS No. 5.

        Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

        Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not possible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 15—Relationship with Abbott

        Hospira operated as part of Abbott through the spin-off date, during which time Abbott provided various services to Hospira. The cost of these services was allocated to Hospira utilizing various allocation methods which management believes were reasonable. In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provide to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up. The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira was $5 million and $13 million for 2005 and 2004, respectively. In 2003, costs of $24 million include costs that were allocated to Hospira as a part of Abbott, as well as costs charged by Abbott under transition service agreements subsequent to the spin-off date, and costs related to leases noted below. As of December 31, 2005, over 50% of the transition agreements with Abbott have been completed.

        In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems. The cost for the leases and additional services was $26 million and $30 million for 2005 and 2004, respectively.

        Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. Prior to the spin-off date, under Abbott's and Hospira's internal reporting practices, these services were provided at cost to the purchasing entity and Hospira's sales to Abbott included the value of the bulk material. Subsequent to the spin-off date, for manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only. Inventory that Hospira purchases from Abbott is at Abbott's cost plus a third-party manufacturing profit. Sales to Abbott amounted to $169 million, $180 million and $224 million for 2005, 2004 and 2003, respectively. Product purchases from Abbott were $84 million for 2005 and 2004, and $80 million for 2003.

        In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira's use of certain of these assets during that period. As of December 31, 2005, the net book value of the assets and liabilities that had not yet transferred was $130.5 million. The net book value of the net assets primarily consists of trade receivables of $43.6 million, inventory of $55.2 million, equipment of $31.2 million and other, net of $0.5 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $49.1 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In 2005, the net assets of 36 countries were legally transferred from Abbott. The total amounts paid in 2005 were $116.7 million. The net assets of the remaining countries are expected to be transferred to Hospira in the first half of 2006.

Note 16—Supplemental Financial Information (dollars in thousands)

	2005	2004
Other Accrued Liabilities:
Accrued rebates	$83,537	$74,115
Income taxes payable	47,848	4,332
All other	145,713	112,293

Total	$277,098	$190,740

	2005	2004
Post-Retirement Obligations and Other Long-Term Liabilities:
Accrued post-retirement medical and dental costs(a)	$26,189	$23,405
Minimum pension liabilities(a)	99,663	41,383
All other	39,984	31,373

Total	$165,836	$96,161

(a)
See Note 6 regarding changes in accrued pension and post-retirement obligations

	2005	2004	2003
Other (Income) Expense, net:
Interest income	$(15,052)	$(2,357)	$—
Foreign exchange	(134)	(251)	(1,750)
All other	1,450	(20)	3,004

Total	$(13,736)	$(2,628)	$1,254

Note 17—Subsequent Event

        In February 2006, Hospira announced plans to close its plants in Ashland, Ohio and Montreal, Canada, over 18 to 28 months, respectively, and also provided its timeline for phasing out production at a facility in Abbott Laboratories' North Chicago, Illinois campus, where it has leased space from its former parent company since the spin-off in April 2004. Hospira intends to transition out of this facility in advance of the lease's expiration in 2014, with the majority of product transfers occurring over the next four years. Hospira will transfer production of the primary products from these facilities to other Hospira facilities and will outsource certain product components to third-party suppliers. A net of approximately 1,100 positions will be affected by these actions. The aggregate charges that Hospira will incur related to the plant closings are expected to be in the range of $95 million to $110 million on a pre-tax basis, of which approximately $45 million to $55 million are expected to be reported as restructuring charges. Of the total restructuring charges, approximately $35 million to $40 million are expected to be reported in the U.S. segment and approximately $10 million to $15 million in the International segment. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs. Hospira expects to incur severance and certain other employee benefit costs over the expected service period of the related employees and all other exit costs as they are incurred through 2009. The remaining charges relate to the relocation of production.

        In February 2006, Hospira announced that its board of directors has authorized the repurchase of up to $400 million of the company's common stock. The new program authorizes the company to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. The repurchase of shares commenced in early March 2006.

Note 18—Quarterly Data (Unaudited) (dollars in thousands, except for per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Net Sales	$662,061	$661,915	$656,570	$646,150
Gross Profit	217,776	218,418	227,562	185,300
Income From Operations	107,510	98,158	100,554	30,393
Net Income	77,175	72,031	59,855	26,577
Earnings per common share, basic	$0.49	$0.45	$0.38	$0.16

Earnings per common share, diluted	$0.49	$0.44	$0.37	$0.16

Weighted average common shares outstanding, basic	157,191	158,568	160,103	161,171

Weighted average common shares outstanding, diluted	158,519	160,908	162,842	164,144

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)
2004
Net Sales	$621,218	$667,392	$656,110	$700,316
Gross Profit	168,339	210,627	193,827	213,808
Income From Operations(1)	86,383	180,245	93,927	67,095
Net Income	64,991	125,770	61,315	49,476
Earnings per common share, basic	$0.42	$0.80	$0.39	$0.32

Earnings per common share, diluted	$0.42	$0.80	$0.39	$0.31

Weighted average common shares outstanding, basic(2)	156,043	156,048	156,059	156,401

Weighted average common shares outstanding, diluted(2)	156,043	156,551	156,672	158,047

(1)
Includes post-retirement medical and dental curtailment benefit of $64.6 million in the second quarter ended June 30, 2004.

(2)
For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott.

(3)
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Terrence C. Kearney, evaluated the effectiveness of Hospira's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira's disclosure controls and procedures were effective.

        Changes in internal controls.    Hospira is implementing its independent information technology system (SAP) both in and outside the United States. Current plans are to implement all modules of SAP globally, except at the manufacturing plants, by mid-2006. Ongoing processes and controls will be modified during the implementation period as is expected with a major system implementation. Also during the period, business operations in several countries have transitioned from Abbott to Hospira. Inherent in such transitions are changes in Hospira's internal controls, as processes that were previously performed by Abbott personnel, utilizing Abbott systems, are now being performed by Hospira personnel, utilizing Hospira systems (including SAP). In connection with the implementation of SAP and the transition of the international operations, Hospira has updated, and will continue to update, its internal control over financial reporting as necessary to accommodate modifications to its business processes and accounting procedures. There have been no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

        Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm set forth in Item 8 herein are incorporated herein by reference.

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

        Christopher B. Begley, age 53, is Hospira's Chief Executive Officer and a director. Mr. Begley provided 18 years of service to Abbott Laboratories, a global broad-based healthcare company, and served as Senior Vice President, Hospital Products, from 2000 to April 2004. Prior to his appointment as Senior Vice President, Hospital Products, Mr. Begley served as Senior Vice President, Chemical and Agricultural Products from 1999 to 2000, Vice President, Abbott Health Systems, from 1998 to 1999, and Vice President, MediSense Operations, in 1998. Mr. Begley also serves as a director of Children's Memorial Hospital, the Executive Club of Chicago and AdvaMed.

        John Arnott, age 45, is Hospira's Senior Vice President, Global Commercial Operations. Mr. Arnott served as Vice President of Abbott's Hospital Business Sector from July 2002 to April 2004. Mr. Arnott held various management positions during his 14 years with Abbott, including Divisional Vice President and Regional Director, Europe, Abbott International Division from March 2002 to July 2002, Divisional Vice President, Marketing and Business Development, Abbott International Division from 2000 to 2002 and General Manager, The Netherlands, Abbott International Division from 1997 to 2000.

        Terrence C. Kearney, age 51, is Hospira's Senior Vice President, Finance and Chief Financial Officer. Mr. Kearney served as Vice President and Treasurer of Abbott from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott's International Division. Mr. Kearney provided 24 years of service to Abbott.

        Edward A. Ogunro, Ph.D., age 53, is Hospira's Senior Vice President, Research and Development, Medical and Regulatory Affairs and Chief Scientific Officer. Dr. Ogunro served as Vice President, Hospital Products Research and Development, Medical and Regulatory Affairs of Abbott from 1999 to April 2004. Dr. Ogunro was Divisional Vice President for Abbott's Immunodiagnostics and Chemistry R&D Organization from 1995 to 1999 and served with Abbott for 21 years.

        Brian J. Smith, age 54, is Hospira's Senior Vice President, General Counsel and Secretary. Mr. Smith served as Divisional Vice President, Domestic Legal Operations of Abbott from 1995 to April 2004 and served with Abbott for 25 years.

        Valentine Yien, age 53, is Hospira's Corporate Vice President and Controller. Ms. Yien served as Controller of Abbott's Hospital Products Division from 2001 to April 2004 and Assistant Controller of Abbott's Corporate Financial Planning and Analysis department from 1999 to 2001. Ms. Yien provided 20 years of service to Abbott.

        Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K under the Securities Act of 1933) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira's Code of Business Conduct, which is available free of charge on Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its Web site any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira's principal executive officer, principal financial officer and principal accounting officer and controller.

Directors

        Incorporated herein by reference is the text to be included under the captions "Our Board of Directors" and "Corporate Governance—Committees of the Board of Directors" and under the caption

"Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2006 Hospira Proxy Statement. The 2006 Proxy Statement will be filed on or about March 31, 2006.

Item 11. Executive Compensation

        Incorporated herein by reference is the text to be included under the captions "Director Compensation" and "Executive Compensation" in the 2006 Proxy Statement, other than the Report of the Compensation Committee and the Performance Graph but including the text and other information included under "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Pension Plan," and "Change in Control Agreements."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2006 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        Incorporated herein by reference is the text to be included under the caption "Certain Relationships and Related Transactions" in the 2006 Proxy Statement.

Item 14. Principal Accounting Fees and Services

        Incorporated herein by reference is the text to be included under the caption "Accounting Matters" in the 2006 Proxy Statement, other than the Report of the Audit and Public Policy Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Form 10-K.

  1.
  Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," for a list of financial statements.

  2.
  Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	96
Schedules I, III, IV and V are not included because they are not required
  3.
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 97 through 99.

  (b)
  Exhibits filed: See Exhibit Index from pages 97 through 99.

  (c)
  Financial Statement Schedules filed.    See page 96.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.
By	/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chief Executive Officer
Date: March 15, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on March 15, 2006 in the capacities indicated below.

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
/s/ JUDITH C. PELHAM Judith C. Pelham Director
/s/ JOHN C. STALEY John C. Staley Director
/s/ WILLIAM L. WEISS William L. Weiss Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2005
(dollars in thousands)

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 2005	16,083	10,897	(10,093)	16,887
Year ended December 31, 2004	16,876	4,146	(4,939)	16,083
Year ended December 31, 2003	12,268	9,331	(4,723)	16,876

(1)
Represents accounts written off as uncollectible, net of collections on accounts previously written off.

Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2005	41,160	32,560	(34,151)	39,569
Year ended December 31, 2004	43,738	44,174	(46,752)	41,160
Year ended December 31, 2003	39,178	39,727	(35,167)	43,738

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to Hospira, Inc.'s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).
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
Form of Non-Qualified Stock Option Terms for awards made prior to May 9, 2005 (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(d)(i)
Form of Non-Qualified Stock Option Terms for awards made on or after May 9, 2005 (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2005 and incorporated herein by reference).*
10.8(e)
Form of Non-Qualified Stock Option Terms (five-year term) (filed as Exhibit 10.8(e) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
10.8(f)
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
10.9	Hospira, Inc. 2004 Performance Incentive Plan (filed as Exhibit 10.9 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).*

10.10	Hospira, Inc. Non-Employee Directors' Fee Plan, as amended (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on October 28, 2005 and incorporated herein by reference).*
10.11	Hospira, Inc. 401(k) Supplemental Plan (filed as Exhibit 10.11 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).*
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
10.16
Credit Agreement and Guaranty, dated as of December 16, 2005, by and among Hospira and the Lenders and Agents named therein (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on December 22, 2005 and incorporated herein by reference).
12.1	Statement regarding Computation of Ratios.
21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification of Christopher B. Begley under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Terrence C. Kearney under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Christopher B. Begley under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Terrence C. Kearney under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*
Management compensatory plan or arrangement.

QuickLinks

INCORPORATION OF DOCUMENTS BY REFERENCE
HOSPIRA, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Hospira, Inc. Consolidated Statements of Income and Comprehensive Income (dollars and shares in thousands, except for per share amounts)
Hospira, Inc. Consolidated Statements of Cash Flows (dollars in thousands)
Hospira, Inc. Consolidated Balance Sheets (dollars in thousands except per share data)
Hospira, Inc. Consolidated Statements of Changes in Shareholders' Equity (dollars and shares in thousands)
Hospira, Inc. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Hospira, Inc. Schedule II—Valuation and Qualifying Accounts For the Three Years Ended December 31, 2005 (dollars in thousands)
EXHIBIT INDEX