Form 10-Q
period 2006-03-31
HOSPIRA INC
filed 2006-05-09
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                    Accelerated filer  ☐                             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐. No  ☒.

As of April 30, 2006, Hospira, Inc. had outstanding 156,211,904 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Index

Part I — Financial Information

PART  I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended March 31
	2006	2005
Net sales	$624,106	$616,695
Net sales to Abbott Laboratories	40,188	45,366
Total Net Sales	664,294	662,061

Cost of products sold	419,498	444,285
Gross Profit	244,796	217,776

Research and development	31,001	28,391
Selling, general and administrative	101,794	81,875
Income From Operations	112,001	107,510

Interest expense	7,657	7,169
Other (income), net	(4,746)	(1,205)
Income Before Income Taxes	109,090	101,546

Income tax expense	28,907	24,371
Net Income	$80,183	$77,175

Earnings Per Common Share:
Basic	$0.50	$0.49
Diluted	$0.49	$0.49

Weighted Average Common
Shares Outstanding:
Basic	160,933	157,191
Diluted	164,345	158,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2006	2005

Cash Flow From (Used in) Operating Activities:

Net income	$80,183	$77,175
Adjustments to reconcile net income to net cash from operating activities
Depreciation	37,137	39,770
Amortization of intangibles	482	815
Stock-based compensation expense	6,511	-
Trade receivables	(32,815)	(28,753)
Inventories	(50,929)	(8,370)
Prepaid expenses and other assets	(3,109)	1,079
Trade accounts payable and other liabilities	66,684	23,451
Other, net	26,387	(14,763)
Net Cash From Operating Activities	130,531	90,404

Cash Flow (Used in) From Investing Activities:

Acquisitions of property and equipment	(75,986)	(50,065)
Investments	(12,045)	—
Sales of marketable securities	—	72,438
Net Cash (Used in) From Investing Activities	(88,031)	22,373

Cash Flow (Used in) From Financing Activities:

Payment to Abbott for international net assets	(26,129)	—
Common stock repurchased	(224,793)	—
Issuance of long-term debt, net of fees paid	—	1,750
Repayment of long-term debt	(44)	—
Other borrowings, net	9	—
Excess tax benefit from stock-based compensation arrangements	2,430
Proceeds from stock options exercised	16,574	15,338
Net Cash (Used in) From Financing Activities	(231,953)	17,088

Effect of exchange rate changes on cash and cash equivalents	635	(774)

Net change in cash and cash equivalents	(188,818)	129,091
Cash and cash equivalents at beginning of period	520,610	127,695
Cash and cash equivalents at end of period	$331,792	$256,786

Supplemental Cash Flow Information

Cash paid (received) during the period for:
Interest	$227	$288
Income taxes, net	$(147)	$375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	March 31	December 31
Assets	2006	2005
Current Assets:
Cash and cash equivalents	$331,792	$520,610
Trade receivables, less allowances of $16,018 in 2006 and $16,887 in 2005	362,531	327,146
Inventories:
Finished products	342,624	300,860
Work in process	87,995	71,449
Materials	131,760	137,959
Total inventories	562,379	510,268
Prepaid expenses, deferred income taxes and other receivables	199,897	203,141
Total Current Assets	1,456,599	1,561,165
Property and equipment, at cost	2,200,684	2,181,022
Less: accumulated depreciation	1,191,884	1,190,209
Net Property and Equipment	1,008,800	990,813
Intangible assets, net of amortization	14,444	14,926
Goodwill	89,197	89,197
Deferred income taxes	14,361	17,692
Other assets	126,444	115,389
Total Assets	$2,709,845	$2,789,182
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$6,043	$2,579
Trade accounts payable	170,467	129,865
Salaries payable and other accruals	405,686	384,713
Due to Abbott, net	53,298	79,079
Total Current Liabilities	635,494	596,236
Long-term debt	688,171	695,285
Post-retirement obligations, deferred income taxes and other long-term liabilities	171,263	169,794
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding shares: 2006: 156,835,493; 2005: 161,654,024	1,623	1,617
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Treasury stock, at cost - Shares: 2006: 5,545,500	(224,793)	—
Unearned compensation	—	(263)
Additional paid-in capital	971,579	943,577
Retained earnings	519,143	438,960
Accumulated other comprehensive (loss)	(52,635)	(56,024)
Total Shareholders’ Equity	1,214,917	1,327,867
Total Liabilities and Shareholders’ Equity	$2,709,845	$2,789,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Treasury	Unearned	Retained
	Shares	Amount	Income (Loss)	Capital	Stock	Compensation	Earnings	Total

Balances at December 31, 2005	161,668	$1,617	$(56,024)	$943,577	$—	$(263)	$438,960	$1,327,867

Net Income	—	—	—	—	—	—	80,183	80,183

Other comprehensive income	—	—	3,389	—	—	—	—	3,389

Common stock repurchases	(5,546)	—	—	—	(224,793)	—	—	(224,793)

Changes in shareholders’ equity related to stock-based compensation programs	713	6	—	28,002	—	263	—	28,271

Balances at March 31, 2006	156,835	$1,623	$(52,635)	$971,579	$(224,793)	$—	$519,143	$1,214,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

Note 1 — Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories (“Abbott”) on April 30, 2004 (the “spin-off date”). In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is dependent on Abbott’s international infrastructure until such legal transfers occur in each international country. These transfers are expected to be completed in the second quarter of 2006.

Note 2 — Significant Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the quarter ended March 31, 2006, Hospira expanded its revenue recognition policy to incorporate changes related to new product offerings, which include a server-based suite of software applications and related maintenance and implementation services. In addition, Hospira adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” on January 1, 2006. All other significant accounting policies remain unchanged. The updated policies are as follows.

Revenue Recognition — Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it provides multiple elements to its customers. In these cases, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. The recognition of revenue is delayed if there are significant post-delivery obligations, such as installation or customer acceptance.

For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For pump placements, certain arrangements for which Hospira’s warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira’s warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon delivery to the customer or completion of post-delivery obligations, if significant.

Hospira has introduced a server-based suite of software applications designed to connect data from a hospital’s drug information library to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

Injectable pharmaceutical contract manufacturing involves filling customers’ active pharmaceutical ingredients (“API”) into delivery systems. Under these arrangements, customers’ API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

A large part of Hospira’s sales are through wholesalers and to group purchasing organization (“GPO”) member hospitals. These sales typically include provisions for chargebacks, rebates and other adjustments, which are provided for as a reduction in gross sales at the time the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amounts of the reduction in gross sales. See “Chargebacks and Rebates” in Note 1 to the company’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005 for further detail.

Stock-Based Compensation — On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment”, which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 4 for additional information regarding stock-based compensation.

Note 3 — Restructuring Costs

In August 2005 and February 2006, Hospira announced plans to close manufacturing plants in Donegal, Ireland, Ashland, Ohio and Montreal, Canada. Hospira also provided the planned timeline for phasing out production at a facility in Abbott Laboratories’ North Chicago, Illinois campus, where it has leased space since the spin-off in April 2004. The aggregate restructuring charges that Hospira will incur related to these actions are expected to be in the range of $75 million to $95 million on a pre-tax basis. The restructuring costs are expected to be incurred through 2009 and consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

During the three months ended March 31, 2006, Hospira recorded pre-tax restructuring charges of $11.9 million in costs of products sold. Of the total charges, $3.9 million was recorded in the U.S. segment and $8.0 million in the International segment. Hospira has incurred $20.4 million to date for restructuring charges related to these actions.

The following summarizes the restructuring activity:

(dollars in thousands)

	Balance at			Non cash	Balance at
	January 1, 2006	Costs incurred	Payments	items	March 31, 2006
Employee-related benefit costs (1)	$7,264	$10,200	$(138)	$(1,518)	$15,808
Accelerated Depreciation	—	1,508	—	(1,508)	-
Other	—	177	(177)	—	-
	$7,264	$11,885	$(315)	$(3,026)	$15,808

(1)          Includes pension plan curtailment charge of $1.5 million related to the announcement of the Ashland, Ohio plant shutdown.

Note 4 — Stock-Based Compensation

On January 1, 2006, Hospira adopted SFAS No. 123R which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options. Such method was applied by Hospira, and accordingly, Hospira’s reported net income has not included recognition of stock-based compensation expense prior to the adoption of SFAS No. 123R.

Hospira adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, Hospira’s condensed consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $6.5 million was recognized under SFAS No. 123R for the three months ended March 31, 2006. The related income tax benefit recognized was $2.1 million. As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the three months ended March 31, 2005.

For a more detailed description of Hospira’s stock-based compensation plan, see Note 13 to the company’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following table illustrates the pro forma effect on net income and earnings per share if Hospira had applied the fair value recognition provisions of SFAS 123 during the quarter ended March 31, 2005.

(dollars in thousands, except per share amounts):

Three Months Ended March 31
2005
Net Income, as reported	$77,175
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(2,384)
Pro forma net income	$74,791

Basic EPS, as reported	$0.49
Basic EPS, pro forma	$0.48
Diluted EPS, as reported	$0.49
Diluted EPS, pro forma	$0.47

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For the quarter ended March 31, 2006, this excess tax benefit was $2.4 million.

A summary of information related to stock options is as follows:

				Aggregate
		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
Hospira Stock Options	Shares	Price	Life (Years)	thousands)
Outstanding at December 31, 2005	13,111,691	$29.65
Granted	184,682	42.27
Exercised	(898,183)	27.08
Lapsed (forfeited or cancelled)	(42,414)	35.31
Outstanding at March 31, 2006	12,355,776	$30.02	5.10	$118,816
Exercisable at March 31, 2006	7,787,820	$28.53	4.88	$85,209

The total intrinsic value of options exercised during the first three months of 2006 was $15.6 million.

As of March 31, 2006, there was $25.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares fully vested during the three months ended March 31, 2006 was $6.3 million.

The weighted average fair value for the Hospira options granted in the first three months of 2006 and 2005 was $10.21 and $11.28, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of implied volatility from traded options and historical volatility of Hospira’s stock. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended March 31
	2006	2005
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	30.0%	30.0%
Expected life (years)	2.5	4.9
Risk-free interest rate	4.7%	3.9%
Dividend yield	0.0%	0.0%

Note 5 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Note 6 — Earnings per Share

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

(shares in thousands)

	Three Months Ended March 31
	2006	2005
Weighted average common shares outstanding	160,933	157,191
Assumed exercise of stock options	3,412	1,328
Weighted average dilutive common shares outstanding	164,345	158,519

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 0.5 million for the three months ended March 31, 2006, and 2.5 million for the three months ended March 31, 2005. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 7 — Litigation

Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira has been added as a defendant in The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas. The lawsuit alleges generally that the defendants made false representations of prices and costs for drugs directly and indirectly to the Texas Medicaid Program. Hospira has also been named as a defendant in an additional AWP lawsuit, State of Hawaii v. Abbott Laboratories, Inc., et al. The lawsuit names forty-four pharmaceutical companies as defendants. There are no Hospira-specific allegations in the complaint. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Security Act of 1974 (ERISA). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned:  Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has moved to dismiss the new claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. The new claim in the amended complaint is not subject to the class certification ruling. As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.”  Hospira denies all material allegations asserted against it in the complaint.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at March 31, 2006, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.”

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

Note 8  — Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans.  The pension and post-retirement medical and dental plans cover certain employees both in and outside of the United States.

Net cost (benefit) recognized for the three months ended March 31, 2006 and 2005 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans		Medical and Dental Plans
	Three Months Ended		Three Months Ended
	March 31		March 31
	2006	2005	2006	2005
Service cost for benefits earned during the year	$644	$529	$526	$359
Interest cost on projected benefit obligations	6,023	5,508	843	789
Expected return on plans’ assets	(7,296)	(7,345)	-	-
Net amortization	968	306	437	483
Curtailment of benefits (1)	1,518	-	-	-
Net cost (benefit)	$1,857	$(1,002)	$1,806	$1,631

(1) Relates to the planned shutdown of the Ashland, Ohio plant.

Hospira’s employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended March 31, 2006 and 2005 were $8.5 million and $22.1 million, respectively. Included in the three months ended March 31, 2005 is a $13.8 million one-time company contribution that was announced and accrued in 2004. Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2006.

Note 9 — Intangible Assets

Intangible assets, primarily technology and product rights, are as follows:

(dollars in thousands)

	March 31, 2006	December 31, 2005
Cost	$40,768	$40,768
Less: accumulated amortization	(26,324)	(25,842)
Intangible assets, net	$14,444	$14,926

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 10 years, average 9 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $1.9 million for 2006 and 2007, $1.7 million for 2008, $1.5 million for 2009, and $1.4 million for 2010.

Note 10 — Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005
Long-term debt:
Senior unsecured notes due 2009	$300,000	$300,000
Senior unsecured notes due 2014	400,000	400,000
Economic development promissory notes due 2015	1,421	1,465
International borrowings due 2007	—	3,502
Fair value of interest rate swap instruments	(12,265)	(8,662)
Total long-term debt	689,156	696,305
Unamortized debt discount on senior unsecured notes	(985)	(1,020)
Long-term debt	688,171	695,285
Short-term borrowings	6,043	2,579
Total debt	$694,214	$697,864

Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the “Revolver”), and which is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of March 31, 2006, Hospira had no amounts outstanding under the Revolver.

The Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the amended Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2006, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

Note 11 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended March 31
	2006	2005
Foreign currency translation gains (losses)	$1,955	$(4,218)
Unrealized gains (losses) on marketable equity securities	1,434	(293)
Total other comprehensive income (loss)	3,389	(4,511)
Net Income	80,183	77,175
Total Comprehensive Income	$83,572	$72,664

	March 31,	December 31,
	2006	2005
Cumulative foreign currency translation gains	$2,177	$222
Cumulative minimum pension liability adjustments, net of tax	(60,431)	(60,431)
Cumulative unrealized gains on marketable equity securities, net of tax	5,619	4,185
Accumulated Other Comprehensive (Loss)	$(52,635)	$(56,024)

Note 12 — Segment Information

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

(dollars in thousands)

	Three Months Ended March 31
	Net Sales		Income from Operations
	2006	2005	2006	2005

U.S.	$549,194	$550,390	$114,045	$98,152

International	115,100	111,671	11,914	21,653
Total reportable segments	$664,294	$662,061	125,959	119,805
Corporate functions			(13,958)	(12,295)
Income from operations			112,001	107,510
Other			(2,911)	(5,964)
Income before income taxes			$109,090	$101,546

Note 13 — Relationship with Abbott

In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provide to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services are generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up. The services generally commenced on the spin-off date and will terminate no later than 24 months following the spin-off date. The receiving party may terminate the agreement related to such services upon prior written notice. The net cost of these various services to Hospira was $0.5 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-

off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems. The cost for the leases and additional services was $5.6 million and $6.3 million for the three months ended March 31, 2006 and 2005, respectively.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. For manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only. Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to $40 million and $45 million for the three months ended March 31, 2006 and 2005, respectively. Product purchases from Abbott were $22 million and $19 million for the three months ended March 31, 2006 and 2005, respectively.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira’s use of certain of these assets during that period. As of March 31, 2006, the net book value of the assets and liabilities that had not yet transferred was $65.8 million. The net book value is primarily comprised of trade receivables of $27.1 million, inventory of $21.2 million, equipment of $16.6 million and other, net of $0.9 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $8.6 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In the first quarter of 2006, the net assets of 13 countries were transferred from Abbott. The total amounts paid in the first quarter of 2006 was $26.1 million. To date, the net assets of 49 countries have been transferred from Abbott, for which Hospira has paid $142.8 million. The net assets of the remaining countries are expected to be transferred to Hospira in the second quarter of 2006.

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

Please refer to the overview of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 15, 2006. Except as discussed in this Item 2, Hospira is not aware of any material changes to such information.

Transition from Abbott

Hospira continued its separation from Abbott during the quarter as the operations and net assets in 13 countries outside the United States were transferred to Hospira. To date, the net assets of 49 countries have been transferred from Abbott. The transfers of all net assets and operations outside the United States are expected to be completed during the second quarter of 2006. For further information regarding such transfers, and the amounts payable for remaining transfers, please see “Liquidity and Capital Resources at March 31, 2006 compared with December 31, 2005.”

During the quarter, Hospira incurred $13.5 million of non-recurring transition costs. These costs relate to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling, and are estimated to total approximately $100 million (pre-tax) over the 24-month period subsequent to the spin-off. Hospira has incurred $91.9 million of these costs in the aggregate through March 31, 2006.

Other Factors

GPO Contracts. Approximately 50% of Hospira’s net sales are made under these contracts. Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira has four GPO pharmacy contracts scheduled to be renewed or renegotiated during 2006. As of March 31, 2006, one of these GPO pharmacy contracts was signed as a new contract.

Share Repurchase. In February 2006, Hospira’s board of directors approved a $400 million share repurchase program. As of March 31, 2006, Hospira repurchased 5,545,500 shares for $224.8 million. Hospira expects to fund any future repurchases under this program from operating cash flows.

Stock-Based Compensation Expense. Beginning January 1, 2006, expenses relating to stock options issued to Hospira’s employees have been reflected in Hospira’s results of operations. For the quarter ended March 31, 2006, such expense was $6.5 million. The amount of stock-based compensation expense in the future will depend on the number of options (or other share-based awards) granted, the terms of those awards and their fair values. For further information, see Note 4 to the condensed consolidated financial statements included in Item 1.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005.

In the quarter ended March 31, 2006, Hospira expanded its revenue recognition policy to incorporate changes related to new product offerings, which include a server-based suite of software applications and related maintenance and implementation services. In addition, Hospira adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” on January 1, 2006. All other critical accounting policies remain unchanged. The updated policies are as follows.

Revenue Recognition — Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it provides multiple elements to its customers. In these cases, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. The recognition of revenue is delayed if there are significant post-delivery obligations, such as installation or customer acceptance.

For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For pump placements, certain arrangements for which Hospira’s warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira’s warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer.

Hospira has introduced a server-based suite of software applications designed to connect data from a hospital’s drug information library to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

Injectable pharmaceutical contract manufacturing involves filling customers’ active pharmaceutical ingredients (“API”) into delivery systems. Under these arrangements, customers’ API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

A large part of Hospira’s sales are through wholesalers and to GPO member hospitals. These sales typically include provisions for chargebacks, rebates and other adjustments, which are provided for as a reduction in gross sales at the time the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amounts of the reduction in gross sales. See “Chargebacks and Rebates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005 for further detail.

Stock-Based Compensation — On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment”, which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 4 to the condensed consolidated financial statements included in Item 1 for additional information regarding stock-based compensation.

2006 First Quarter Events

•                  Introduced the LifeCare PCA® infusion system. The next-generation patient-controlled analgesia pump features wireless Hospira MedNet® capability, further extending the number of pump platforms for which Hospira MedNet is available.

•                  Launched the anti-infective foscarnet, the first of Hospira’s generic injectable pharmaceutical product launches planned for 2006.

•                  Announced plans to close manufacturing plants in Ashland, Ohio, and Montreal, Canada, as part of the company’s manufacturing optimization initiatives, relocating most of the production to other Hospira facilities or third-party sources. Also provided the planned timeline for relocating production from the North Chicago, Ill., facility leased from Abbott.

•                  Announced a $400 million share repurchase program. As of March 31, 2006, the company had repurchased a total of 5.5 million shares for an aggregate price of $224.8 million.

•                  Progressed with the separation from Abbott, transitioning 13 additional international countries to Hospira, continuing the build-out of Hospira’s independent information technology infrastructure, and completing the move of employees into the company’s new research and development facility. In addition, launched the Asia-Pacific regional headquarters in Osaka, Japan, completing the launch of all four of Hospira’s global hubs.

Results of operations for the three months ended March 31, 2006 compared to March 31, 2005

Net Sales

Net sales increased 0.3% in the first quarter of 2006 compared to the first quarter of 2005. Sales to third parties represented a 1.1% increase in overall sales, driven by price of 0.8% and volume/mix of 0.5%, which includes the unfavorable impact of the Berlex contract termination of (7.6%); partially offset by the impact of exchange of (0.2%). Sales to Abbott had an unfavorable impact of (0.8%) on overall sales, driven by demand.

A comparison of product line sales is as follows:

Hospira, Inc.
Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended March 31
			Percent
			Change
			vs. Prior
	2006	2005	Year*
U.S. —
Specialty Injectable Pharmaceuticals	$185	$224	(17.5)
Medication Delivery Systems	213	188	13.3
Injectable Pharmaceutical Contract Manufacturing	52	50	4.0
Sales to Abbott Laboratories	24	28	(13.6)
Other	75	60	25.0

Total U.S.	549	550	(0.2)

International —

Sales to Third Parties	99	95	5.1
Sales to Abbott Laboratories	16	17	(7.9)

Total International Sales	115	112	3.1

Consolidated Net Sales	$664	$662	0.3

* Percent change computed based on unrounded numbers.

Sales in Specialty Injectable Pharmaceuticals declined, reflecting the termination of the Berlex imaging agents distribution agreement. Excluding Berlex, sales within this product line increased, driven by the impact of sales of ceftriaxone, launched in the third quarter of 2005, and increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product, and which is not expected to continue), and favorable price. The sales increase in Medication Delivery Systems was driven primarily by growth in medication management systems. The growth in medication management was due primarily to placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet®.

The sales increase in Injectable Pharmaceutical Contract Manufacturing was primarily due to growth in demand for several existing supply agreements, offset by the impact of the termination of certain lower-margin contracts.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products.

The increase in Other U.S. sales was primarily due to increased sales of ceftriaxone, launched in the third quarter of 2005, and increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product, and which is not expected to continue) to alternate site healthcare customers.

International Sales to Third Parties were up, primarily reflecting growth in Canada and the Asia-Pacific region, coupled with increased sales on a third party manufacturing contract, partially offset by unfavorable exchange. International Sales to Abbott decreased primarily due to decreased demand.

Gross Profit

Gross profit increased $27.0 million, or 12.4%, for the quarter ended March 31, 2006, compared with the same period in 2005. Gross profit margin increased to 36.9% for the first quarter of 2006, from 32.9% for the first quarter of 2005. The increased margin is primarily the result of volume/product mix improvement of 4.5%, which includes the impact of Berlex of 2.2%; price of 0.5%; manufacturing performance of 1.4%; an impairment charge in 2005 of 0.4% relating to the sale of the Salt Lake City manufacturing facility; and other net changes of 0.3%. These improvements were offset by costs associated with the planned manufacturing plant closures of (2.4)% and incremental international freight and distribution costs of (0.7)%.

Research and Development

Research and development (R&D) expenses increased $2.6 million, or 9.2%, for the quarter ended March 31, 2006, compared with the same period in 2005. Of the 9.2% increase, 2.6% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to costs associated with the new R&D building. R&D spending on new product development in the quarter related to new compounds in Hospira’s generic injectable drug pipeline and brain-function monitoring devices. R&D expenses increased to 4.7% of net sales for the quarter ended March 31, 2006, compared with 4.3% of net sales for the same period in 2005.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $19.9 million, or 24.3%, for the quarter ended March 31, 2006, compared with the same period in 2005. Of the 24.3% increase, 5.9% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to establishing Hospira’s business infrastructure outside the United States and costs associated with the implementation of SAP as Hospira’s global enterprise resource planning (ERP) system. SG&A expenses increased to 15.3% of net sales for the quarter ended March 31, 2006, compared with 12.4% of net sales for the same period in 2005.

Interest and Other (Income), Net

Interest expense was $7.7 million for the quarter ended March 31, 2006, compared to $7.2 million in the same period in 2005. The increase was primarily due to the interest rate swap entered into in 2005, offset by higher capitalized interest in 2006. Other (income), net was $(4.7) million for the three months ended March 31, 2006 compared to $(1.2) million for the three months ended March 31, 2006. The change was primarily related to higher interest income in 2006.

Income Tax Expense

The effective tax rate was 26.5% for the quarter ended March 31, 2006, compared to 24.0% for the same period in 2005. The increase in effective tax rate is due primarily to increased income generated in the United States, which has higher tax rates than foreign jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at March 31, 2006 compared with December 31, 2005

Net Cash from Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand and borrowing availability under Hospira’s $375 million revolving credit facility.

Operating activities provided net cash of $130.5 million, primarily driven by net income of $80.2 million, non-cash depreciation and amortization charges of $37.6 million, non-cash stock-based compensation expense of $6.5 million, and changes in operating assets and liabilities of $6.2 million. The changes in operating assets and liabilities consist primarily of an increase in trade accounts payable and other liabilities and changes in Other, net, offset by an increase in trade receivables and inventories.

Net Cash Used in Investing Activities of $88.0 million includes capital expenditures of $76.0 million for upgrading and expanding manufacturing and administrative support facilities and information technology systems. In addition, investing activities include the use of cash of $12.0 million for other investments.

Net Cash Used in Financing Activities of $232.0 million consists primarily of common stock repurchases of $224.8 million and payments to Abbott for international net assets of $26.1 million, offset by proceeds from employee stock option exercises and related tax benefits of $19.0 million.

Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, and funds available from its revolving credit facility will be sufficient to finance its operations, including product development, transition costs, international net asset transfers and capital expenditures, for the foreseeable future.

In February 2006, Hospira announced that its board of directors authorized the repurchase of up to $400 million of the company’s common stock. The new program authorizes the company to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. As of March 31, 2006, Hospira repurchased 5,545,500 shares for $224.8 million.

Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the “Revolver”), and which is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of March 31, 2006, Hospira had no amounts outstanding under the Revolver.

Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira’s foreign affiliates in their local currency and are used to optimize the capital structure. As of March 31, 2006, Hospira had $5.9 million of such loans outstanding, all of which are classified as short-term.

The Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the amended Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2006, Hospira was in compliance with all covenants under the amended Revolver and the Senior Unsecured Notes.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by such operations and assets. Hospira is obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira establishes its business infrastructure outside the United States and obtains regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The amount payable is equal to the net book value of those assets and liabilities at the time of such transfer. Accordingly, the net book value will be affected by normal operations, exchange rates and other business factors. Hospira pays Abbott interest, at local prevailing short-term rates, in connection with Hospira’s use of certain of these assets during that period. As of March 31, 2006, the net book value of the assets and liabilities that had not yet transferred was $65.8 million. The net book value of the net assets primarily consists of trade receivables of $27.1 million, inventory of $21.2 million, equipment of $16.6 million and other, net of $0.9 million. Each amount has been included in the corresponding balance sheet line item. The amount due to Abbott for the net book value of assets and liabilities is offset by $8.6 million for items that are due from Abbott related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet. In the first quarter of 2006, the net assets of 13 countries were transferred from Abbott. The total amount paid in the first quarter of 2006 was $26.1 million. To date, the net assets of 49 countries have been transferred from Abbott, for which Hospira has paid $142.8 million. The net assets of the remaining countries are expected to be transferred to Hospira in the second quarter of 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of March 31, 2006 (dollars in millions):

	Payment Due by Period
					2011 and
	Total	2006	2007-2008	2009-2010	Thereafter
Long-term debt and interest payments	$960.6	$41.0	$81.1	$355.0	$483.5
Lease obligations	158.0	18.2	40.2	35.9	63.7
Purchase commitments (1)	430.6	404.8	25.4	0.4	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	25.6	—	25.6	—	—
Amounts due to Abbott for transfer of certain international net assets (3)	65.8	65.8	—	—	—
Total	$1,640.6	$529.8	$172.3	$391.3	$547.2

(1)       Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of expected capital spending.

(2)       Excludes $145.7 million of other long-term liabilities related primarily to post-retirement benefit obligations.

(3)       The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $8.6 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

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

Economic, competitive, governmental, technological and other factors that may affect Hospira’s operations are discussed in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005, and elsewhere in this document. Accordingly, undue reliance should not be placed on the forward-looking statements contained in this document. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

There have been no material changes to the information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, Christopher B. Begley, and Chief Operating Officer and Acting Chief Financial Officer, Terrence C. Kearney, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Incorporated by reference is the discussion contained in Note 7 to the condensed consolidated financial statements included in Part I. Item 1 hereof.

Item 1A.   Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes to such risk factors since December 31, 2005.

Item 2.   Changes in Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
	Total Number		Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs (2)
January 1- January 31, 2006	23,319	$44.11	—	—
February 1- February 28, 2006	59,989	45.93	—	—
March 1- March 31, 2006	5,634,307	40.53	5,545,500	$175,206,917
Total	5,717,615	$40.60	5,545,500	$175,206,917

(1)          These shares include:

a.               the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options — 23,319 in January, 59,989 in February, and 88,807 in March; and

b.              the shares purchased on the open market relating to footnote (2) below — no shares for January and February, and 5,545,000 in March.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of the company’s common stock. The repurchase of shares commenced in early March 2006.

Item 6.   Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.

By	/s/ TERRENCE C. KEARNEY
Terrence C. Kearney, Chief Operating Officer and Acting Chief Financial Officer
Date: May 9, 2006