Form 10-Q
period 2006-06-30
HOSPIRA INC
filed 2006-08-09
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, Hospira, Inc. had outstanding 157,002,189 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$629,903	$618,510	$1,254,009	$1,235,205
Net sales to Abbott Laboratories	41,198	43,405	81,386	88,771
Total Net Sales	671,101	661,915	1,335,395	1,323,976

Cost of products sold	446,015	443,497	865,513	887,782
Gross Profit	225,086	218,418	469,882	436,194

Research and development	39,055	32,851	70,056	61,242
Selling, general and administrative	111,073	87,409	212,867	169,284
Income From Operations	74,958	98,158	186,959	205,668

Interest expense	7,283	6,857	14,940	14,026
Other (income), net	(3,549)	(3,476)	(8,295)	(4,681)
Income Before Income Taxes	71,224	94,777	180,314	196,323

Income tax expense	17,074	22,746	45,981	47,117
Net Income	$54,150	$72,031	$134,333	$149,206

Earnings Per Common Share:
Basic	$0.35	$0.45	$0.85	$0.94
Diluted	$0.34	$0.44	$0.83	$0.93

Weighted Average Common Shares Outstanding:
Basic	156,448	158,568	158,673	157,896
Diluted	159,655	160,908	162,026	159,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2006	2005
Cash Flow From (Used in) Operating Activities:

Net income	$134,333	$149,206
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	77,909	79,606
Amortization of intangibles	964	936
Stock-based compensation expense	19,584	—
Gain on sale of facility	(7,851)	—
Changes in assets and liabilities—
Trade receivables	(32,595)	(812)
Inventories	(71,669)	5,339
Prepaid expenses and other assets	(6,017)	(5,721)
Trade accounts payable and other liabilities	17,530	70,974
Other, net	47,744	630
Net Cash From Operating Activities	179,932	300,158

Cash Flow From (Used in) Investing Activities:

Acquisitions of property and equipment	(139,784)	(131,089)
Proceeds from sale of facility	11,500	31,818
Investments	(12,045)	—
Sales of marketable securities	—	72,438
Net Cash (Used in) Investing Activities	(140,329)	(26,833)

Cash Flow From (Used in) Financing Activities:

Payment to Abbott for international net assets	(98,536)	(45,768)
Common stock repurchased	(250,178)	—
Issuance of long-term debt, net of fees paid	—	1,750
Repayment of long-term debt	(71)	(44)
Other borrowings, net	4,069	—
Excess tax benefit from stock-based compensation arrangements	3,159	—
Proceeds from stock options exercised	34,851	70,255
Net Cash (Used in) From Financing Activities	(306,706)	26,193

Effect of exchange rate changes on cash and cash equivalents	2,938	(2,532)

Net change in cash and cash equivalents	(264,165)	296,986
Cash and cash equivalents at beginning of period	520,610	127,695
Cash and cash equivalents at end of period	$256,445	$424,681

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$21,376	$18,271
Income taxes, net	$14,714	$3,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	June 30	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$256,445	$520,610
Trade receivables, less allowances of $15,556 in 2006 and $16,887 in 2005	364,696	327,146
Inventories:
Finished products	376,828	300,860
Work in process	86,104	71,449
Materials	128,277	137,959
Total inventories	591,209	510,268
Prepaid expenses, deferred income taxes and other receivables	209,626	203,141
Total Current Assets	1,421,976	1,561,165
Property and equipment, at cost	2,226,875	2,181,022
Less: accumulated depreciation	1,203,667	1,190,209
Net Property and Equipment	1,023,208	990,813
Intangible assets, net of amortization	13,962	14,926
Goodwill	89,197	89,197
Deferred income taxes	11,355	17,692
Other assets	121,356	115,389
Total Assets	$2,681,054	$2,789,182

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$9,490	$2,579
Trade accounts payable	140,038	129,865
Salaries payable and other accruals	381,261	384,713
Due to Abbott, net	13,307	79,079
Total Current Liabilities	544,096	596,236
Long-term debt	687,632	695,285
Post-retirement obligations, deferred income taxes and other long-term liabilities	151,726	169,794
Commitments and Contingencies

Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding shares: 2006: 156,949,136; 2005: 161,668,083	1,632	1,617
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Treasury stock, at cost - Shares: 2006: 6,203,500	(250,178)	—
Unearned compensation	—	(263)
Additional paid-in capital	1,007,620	943,577
Retained earnings	573,293	438,960
Accumulated other comprehensive (loss)	(34,767)	(56,024)
Total Shareholders’ Equity	1,297,600	1,327,867
Total Liabilities and Shareholders’ Equity	$2,681,054	$2,789,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

			Accumulated
			Other	Additional
	Common Stock		Comprehensive	Paid-in	Treasury	Unearned	Retained
	Shares	Amount	Income (Loss)	Capital	Stock	Compensation	Earnings	Total

Balances at December 31, 2005	161,668	$1,617	$(56,024)	$943,577	$—	$(263)	$438,960	$1,327,867

Net Income	—	—	—	—	—	—	134,333	134,333

Other comprehensive income	—	—	21,257	—	—	—	—	21,257

Common stock repurchases	(6,204)	—	—	—	(250,178)	—	—	(250,178)

Changes in shareholders’ equity related to stock-based compensation programs	1,485	15	—	64,043	—	263	—	64,321

Balances at June 30, 2006	156,949	$1,632	$(34,767)	$1,007,620	$(250,178)	$—	$573,293	$1,297,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2006

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

Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories (“Abbott”) on April 30, 2004 (the “spin-off date”). In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was dependent on Abbott’s international infrastructure until such legal transfers occurred in each international country. These transfers were completed in the second quarter of 2006.

Note 2 — Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions. The provisions of FIN 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. Hospira is currently evaluating the potential impact of FIN 48 on its financial statements.

Note 3 — Significant Accounting Policies

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

In 2006, Hospira expanded its revenue recognition policy to incorporate changes related to new product offerings, which include a server-based suite of software applications and related maintenance and implementation services. In addition, Hospira adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” on January 1, 2006. All other significant accounting policies remain unchanged. The updated policies are as follows.

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

Stock-Based Compensation — On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 5 for additional information regarding stock-based compensation.

Note 4 — Restructuring Costs

In August 2005 and February 2006, Hospira announced plans to close manufacturing plants in Donegal, Ireland; Ashland, Ohio; and Montreal, Canada. Hospira also provided the planned timeline for phasing out production at a facility in Abbott Laboratories’ North Chicago, Illinois campus, where it has leased space since the spin-off in April 2004. The aggregate restructuring charges that Hospira will incur related to these actions are expected to be in the range of $75 million to $95 million on a pre-tax basis. The restructuring costs are expected to be incurred through 2009 and consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

During the three months ended June 30, 2006, Hospira recorded pre-tax restructuring charges of $12.4 million in cost of products sold. Of the total charges, $4.2 million was recorded in the U.S. segment and $8.2 million in the International segment.

During the six months ended June 30, 2006, Hospira recorded pre-tax restructuring charges of $24.3 million in cost of products sold. Of the total charges, $8.1 million was recorded in the U.S. segment and $16.2 million in the International segment. Hospira has incurred $32.8 million to date for restructuring charges related to these actions. In May 2006, the Donegal manufacturing plant was sold for $11.5 million, resulting in a pre-tax gain of $7.9 million, which is reported in cost of products sold in the International segment. Hospira will continue to occupy the plant under a short-term lease until all product transfers are completed.

Hospira is currently evaluating the potential disposition of its Ashland manufacturing plant and is planning to take the steps necessary to prepare for such disposition, including environmental studies. At this time, Hospira cannot estimate what incremental costs, if any, might be incurred.

The following summarizes the restructuring activity for the six months ended June 30, 2006:

(dollars in thousands)

	Balance at January 1, 2006	Costs incurred	Payments	Non cash items	Balance at June 30, 2006
Employee-related benefit costs (1)	$7,264	$20,333	$(4,103)	$(1,518)	$21,976
Accelerated Depreciation	—	2,876	—	(2,876)	—
Other	—	1,091	(435)	(18)	638
	$7,264	$24,300	$(4,538)	$(4,412)	$22,614

(1)            Includes pension plan curtailment charge of $1.5 million related to the announcement in the first quarter 2006 of the Ashland plant shutdown.

Note 5 — Stock-Based Compensation

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

Hospira adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, Hospira’s condensed consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $13.1 million and $19.6 million was recognized under SFAS No. 123R for the three and six months ended June 30, 2006, respectively. The related income tax benefit recognized was $4.7 million and $6.8 million, respectively. As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the three and six months ended June 30, 2005.

For a more detailed description of Hospira’s stock-based compensation plan, see Note 13 to the company’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following table illustrates the pro forma effect on net income and earnings per share if Hospira had applied the fair value recognition provisions of SFAS 123 during the three and six months ended June 30, 2005.

(dollars in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net Income, as reported	$72,031	$149,206
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(5,129)	(7,513)
Pro forma net income	$66,902	$141,693

Basic EPS, as reported	$0.45	$0.94
Basic EPS, pro forma	$0.42	$0.90
Diluted EPS, as reported	$0.44	$0.93
Diluted EPS, pro forma	$0.42	$0.89

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For options exercised during the three and six months ended June 30, 2006, this excess tax benefit was $0.8 million and $3.2 million, respectively.

In May 2006, 2.2 million options were granted to certain employees for the 2006 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years and have a ten-year term. A summary of information related to stock options is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2005	13,111,691	$29.65
Granted	2,577,990	41.96
Exercised	(1,820,492)	27.12
Lapsed (forfeited or cancelled)	(108,682)	27.22
Outstanding at June 30, 2006	13,760,507	$32.28	5.63	$147,210
Exercisable at June 30, 2006	8,364,308	$29.42	4.70	$113,287

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $14.2 million and $29.8 million, respectively.

As of June 30, 2006, there was $50.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares becoming fully vested during the three months and six months ended June 30, 2006 was $1.3 million and $7.6 million, respectively.

The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2006 was $16.40 and $15.97, respectively. The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2005 was $11.29 and $11.26, respectively. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for 2006 are based on the “simplified” method as described in SEC Staff Accounting Bulletin No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	31.0%	30.0%	31.0%	30.0%
Expected life (years)	5.8	5.2	5.7	5.1
Risk-free interest rate	5.0%	3.9%	5.0%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Note 6 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. During the second quarter 2006, Hospira decreased its annual effective tax rate from 26.5% to 25.5% due primarily to an anticipated higher proportion of income from lower-tax jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Note 7 — Earnings per Share

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

(shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Weighted average common shares outstanding	156,448	158,568	158,673	157,896
Assumed exercise of stock options	3,207	2,340	3,353	1,861
Weighted average dilutive common shares outstanding	159,655	160,908	162,026	159,757

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.7 million for both the three and six months ended June 30, 2006, and 1.4 million and 1.5 million for the three and six months ended June 30, 2005, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 8 — Litigation

Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in three such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas; State of Hawaii v. Abbott Laboratories, Inc., et al.,Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii; and United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at June 30, 2006 and 2005, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.”

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

Note 9 — Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans. The pension and post-retirement medical and dental plans cover certain employees both in and outside of the United States.

Net cost (benefit) recognized for the three and six months ended June 30, 2006 and 2005 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost for benefits earned during the year	$650	$529	$1,294	$1,058
Interest cost on projected benefit obligations	6,117	5,508	12,140	11,016
Expected return on plans' assets	(7,427)	(7,345)	(14,723)	(14,690)
Net amortization	754	306	1,722	612
Curtailment of benefits (1)	—	—	1,518	—
Net cost (benefit)	$94	$(1,002)	$1,951	$(2,004)

(1)            Relates to the planned shutdown of the Ashland plant.

(dollars in thousands)

	Medical and Dental Plans
	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Service cost for benefits earned during the year	$525	$359	$1,051	$718
Interest cost on projected benefit obligations	843	789	1,686	1,578
Net amortization	436	483	873	966
Net cost	$1,804	$1,631	$3,610	$3,262

The pension plan for employees of the Ashland plant was merged with the Hospira Annuity Retirement Plan (Hospira’s primary pension plan) on April 1, 2006. As a result of the merger, the plan obligations of both plans were re-measured during the quarter. This resulted in a decrease in the additional minimum pension liability of $24.4 million ($12.9 million net-of-tax). The reduction of the minimum pension liability is reflected in accumulated other comprehensive income.

Hospira’s employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended June 30, 2006 and 2005 were $9.0 million and $8.2 million, respectively. For the six months ended June 30, 2006 and 2005 contributions were $17.5 million and $30.3 million, respectively. Included in the six months ended June 30, 2005 is a $13.8 million one-time company contribution that was announced and accrued in 2004.

Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2006.

Note 10 — Intangible Assets

Intangible assets, primarily technology and product rights, are as follows:

(dollars in thousands)

	June 30, 2006	December 31, 2005
Cost	$40,768	$40,768
Less: accumulated amortization	(26,806)	(25,842)
Intangible assets, net	$13,962	$14,926

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 10 years, average 9 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $1.0 million for 2006, $1.9 million for 2007, $1.8 million for 2008, $1.5 million for 2009, and $1.4 million for 2010.

Note 11 — Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at June 30, 2006 and December 31, 2005:

(dollars in thousands)

	June 30, 2006	December 31, 2005
Long-term debt:
Senior unsecured notes due 2009	$300,000	$300,000
Senior unsecured notes due 2014	400,000	400,000
Economic development promissory notes due 2015	1,393	1,465
International borrowings due 2007	—	3,502
Fair value of interest rate swap instruments	(12,811)	(8,662)
Total long-term debt	688,582	696,305
Unamortized debt discount on senior unsecured notes	(950)	(1,020)
Long-term debt	687,632	695,285
Short-term borrowings	9,490	2,579
Total debt	$697,122	$697,864

Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the “Revolver”), and which is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of June 30, 2006, Hospira had no amounts outstanding under the Revolver.

The Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2006, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes.

Note 12 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Foreign currency translation gains (losses)	$6,282	$(6,668)	$8,237	$(10,886)
Unrealized (losses) gains on marketable equity securities	(1,309)	(127)	125	(420)
Minimum pension liability adjustment	12,895	—	12,895	—
Total other comprehensive income (loss)	17,868	(6,795)	21,257	(11,306)
Net Income	54,150	72,031	134,333	149,206
Total Comprehensive Income	$72,018	$65,236	$155,590	$137,900

	June 30,	December 31,
	2006	2005
Cumulative foreign currency translation gains	$8,459	$222
Cumulative unrealized gains on marketable equity securities, net of tax	4,310	4,185
Cumulative minimum pension liability adjustments, net of tax	(47,536)	(60,431)
Accumulated Other Comprehensive (Loss)	$(34,767)	$(56,024)

Note 13 — Segment Information

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

(dollars in thousands)

	Three Months Ended June 30				Six Months Ended June 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2006	2005	2006	2005	2006	2005	2006	2005

U.S.	$557,682	$549,380	$83,070	$92,674	$1,106,876	$1,099,770	$197,115	$190,826

International	113,419	112,535	6,700	20,539	228,519	224,206	18,614	42,192

Total reportable segments	$671,101	$661,915	89,770	113,213	$1,335,395	$1,323,976	215,729	233,018

Corporate functions			(14,812)	(15,055)			(28,770)	(27,350)
Income from operations			74,958	98,158			186,959	205,668
Other			(3,734)	(3,381)			(6,645)	(9,345)

Income before income taxes			$71,224	$94,777			$180,314	$196,323

Note 14 — Relationship with Abbott

In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provided to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services were generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up. The services generally commenced on the spin-off date and terminated no later than 24 months following the spin-off date. The net cost of these various services to Hospira was not significant for the three months ended June 30, 2006 and $0.5 million for the six months ended June 30, 2006. For the three and six months ended June 30, 2005, the net cost was $1.1 million and $2.7 million, respectively.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems. The cost for the leases and additional services was $5.6 million and $11.2 million for the three and six months ended June 30, 2006, and $7.2 million and $13.5 million for the three and six months ended June 30, 2005, respectively.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. For manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit and, for certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only. Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to $41 million and $81 million for the three and six months ended June 30, 2006, and $43 million and $89 million for the three and six months ended June 30, 2005, respectively. Product purchases from Abbott were $20 million and $42 million for the three and six months ended June 30,

2006, and $20 million and $39 million for the three and six months ended June 30, 2005, respectively.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the United States and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The total amounts paid were $72.4 million and $98.5 million in the second quarter and for the six months ended June 30, 2006, respectively, and $215.3 million to date. As of April 30, 2006, the net assets of all countries have transferred to Hospira. As of June 30, 2006, Hospira has amounts due to Abbott in the amount of $27.8 million for settlement of certain transfers of net assets. The amount due to Abbott for these settlements is offset by $23.0 million due from Abbott for items that are related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet.

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

Transition from Abbott

Hospira completed its separation from Abbott during the quarter as the operations and net assets in all remaining countries outside the United States were transferred to Hospira from Abbott. For further information regarding such transfers, and the amount remaining payable for settlements of certain transfers, please see “Liquidity and Capital Resources at June 30, 2006 compared with December 31, 2005.”

During the three and six months ended June 30, 2006, Hospira incurred $11.0 million and $26.3 million, respectively, of non-recurring transition costs. These costs relate to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. Hospira had previously estimated that $100 million (pre-tax) of such costs would be incurred over the 24-month period subsequent to the spin-off. Hospira has incurred $104.8 million of these costs in the aggregate through June 30, 2006. However, the company determined that completing the remaining transition-related matters, the majority of which relates to the company’s independent information technology system, would require $7 million to $10 million of estimated expenditures in the second half of 2006. The company now expects the aggregate non-recurring transition expenses to total approximately $112 million to $115 million (pre-tax) through December 31, 2006. The remaining transition activities are subject to risks and uncertainties, including the possibility of incurring higher than expected costs to complete the transition and possible difficulties implementing and operating the information technology system.

Other Factors

GPO Contracts. Approximately 50% of Hospira’s net sales are made under these contracts. Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Hospira has four GPO pharmacy contracts scheduled to be renewed or renegotiated during 2006. As of June 30, 2006, three of these GPO pharmacy contracts were signed as new contracts and the remaining one is up for renewal in late 2006.

Share Repurchase. In February 2006, Hospira’s board of directors approved a $400 million share repurchase program. As of June 30, 2006, Hospira repurchased 6,203,500 shares for $250.2 million. Hospira expects to fund any future repurchases under this program from operating cash flows.

Stock-Based Compensation Expense. Beginning January 1, 2006, expenses relating to stock options issued to Hospira’s employees have been reflected in Hospira’s results of operations. For the three and six months ended June 30, 2006, such expense was $13.1 million and $19.6 million, respectively. The amount of stock-based compensation expense in the future will depend on the number of options (or other share-based awards) granted, the terms of those awards and their fair values. For further information, see Note 5 to the condensed consolidated financial statements included in Item 1.

Drug Delivery Pumps. Hospira expects to achieve sales growth in 2006 and beyond in part due to increased sales of its drug delivery pumps and related products. Hospira believes that the features and functionality offered by its newer technology products, along with the absence of a significant competitor from the general infusion pump market, position it to achieve such growth. As a result, Hospira is aggressively competing to upgrade its current customer base as well as to capture competitive business. Because of changes in technology, it may take more time and effort to sell newer-technology products to its customers as customers must accept more expensive and more complex products. Hospira also expects intense competition for existing and potential customers from other competitors. The timing and amount of purchases made by customers during the year cannot be predicted with certainty.

International Operations. As Hospira’s international operations have transitioned from Abbott, Hospira has experienced some disruptions in the international business as a result of establishing its global supply chain, systems, structure and processes. These disruptions led to inability to supply customers on a timely basis in certain countries and lower customer service levels. Hospira is working to resolve these transition-related disruptions and improve its customer service levels internationally. However, if Hospira does not successfully resolve these issues, Hospira may lose customers and incur additional operating costs, which would adversely affect its sales and profitability.

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

In 2006, Hospira expanded its revenue recognition policy to incorporate changes related to new product offerings, which include a server-based suite of software applications and related maintenance and implementation services. In addition, Hospira adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” on January 1, 2006. All other critical accounting policies remain unchanged. The updated policies are as follows.

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

Stock-Based Compensation — On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 5 to the condensed consolidated financial statements included in Item 1 for additional information regarding stock-based compensation.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions. The provisions of FIN 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. Hospira is currently evaluating the potential impact of FIN 48 on its financial statements.

2006 Second Quarter Events

•                    Launched several new injectable generic products, including propofol, sodium bicarbonate in Hospira’s proprietary Ansyr® syringe delivery system, and ceftazidime in Hospira’s proprietary ADD-Vantage® delivery system.

•                    Introduced the VisIV™ next-generation intravenous (I.V.) container, an I.V. bag with heightened safety and environmentally friendly features.

•                    Effectively completed the legal separation from Abbott, including the transition of the remaining countries to Hospira. Hospira now has its own sales forces in 18 countries and distributor relationships in 38 others.

Results of operations for the three months ended June 30, 2006 compared to June 30, 2005

Net Sales

Net sales increased 1.4% in the second quarter of 2006 compared to the second quarter of 2005. Sales to third parties represented a 1.7% increase in overall sales, driven by price of 1.6% in the U.S. and the impact of exchange of 0.4%, partially offset by volume/mix of (0.3%), which includes the unfavorable impact of the Berlex contract termination of (2.5%). Sales to Abbott had an unfavorable impact of (0.3%) on overall sales, driven primarily by demand.

A comparison of product line sales is as follows:

Hospira, Inc.
Sales by Product Line
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30
	2006	2005	Percent Change vs. Prior Year
U.S. —
Specialty Injectable Pharmaceuticals	$207,317	$201,284	3.0
Medication Delivery Systems	214,443	204,536	4.8
Injectable Pharmaceutical Contract Manufacturing	49,687	52,058	(4.6)
Sales to Abbott Laboratories	21,441	26,776	(19.9)
Other	64,794	64,726	0.1

Total U.S.	557,682	549,380	1.5

International —

Sales to Third Parties	93,662	95,906	(2.3)
Sales to Abbott Laboratories	19,757	16,629	18.8

Total International Sales	113,419	112,535	0.8

Consolidated Net Sales	$671,101	$661,915	1.4

Sales in Specialty Injectable Pharmaceuticals increased, driven by the impact of sales of ceftriaxone, launched in the third quarter of 2005, and increased sales of certain anti-infective products, increased sales of syringe products, and favorable price, partially offset by the termination of the Berlex imaging agents distribution agreement. The sales increase in Medication Delivery Systems was driven primarily by growth in medication management systems. The growth in medication management systems was due primarily to placements of Hospira’s LifeCare PCA® infusion system, launched in the first quarter of 2006.

The sales decline in Injectable Pharmaceutical Contract Manufacturing was primarily due to the impact of the termination of certain lower-margin contracts, partially offset by growth in demand for several existing supply agreements and new contracts.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products.

Other U.S. sales were up slightly compared to last year, reflecting increased sales to alternate site healthcare customers including increased sales of ceftriaxone, launched in the third quarter of 2005, and increased sales of certain anti-infective products and increased sales of anesthesia products, including the impact of the launch of propofol, partially offset by decreased sales of deferoxamine due to a competitive product launch. In addition, weakness in critical care product sales offset the gains noted above.

International Sales to Third Parties reflect favorable exchange and continued growth in Canada, more than offset by reduced volumes due to transition-related supply chain disruptions and lower pricing to distributors compared to the prior Abbott direct sales model. International Sales to Abbott increased primarily due to increased demand.

Gross Profit

Gross profit increased $6.7 million, or 3.1%, for the quarter ended June 30, 2006, compared with the same period in 2005. Gross profit margin increased to 33.5% for the three months ended June 30, 2006, from 33.0% for the three months ended June 30, 2005. The increase is primarily the result of volume/product mix improvement of 1.2%, which includes the impact of Berlex of 0.7%; price in the U.S. of 1.1%; gain on sale of the Donegal, Ireland manufacturing plant of 1.2%, and a charge in 2005 of 2.2% relating to the sale of the Salt Lake City manufacturing facility. These improvements were partially offset by costs associated with the planned manufacturing plant closures of (2.4)%; incremental freight and distribution costs, primarily in the International segment, of (1.4)%; incremental manufacturing costs of (0.5)%; stock option expense of (0.4)%; and other net changes of (0.5)%.

Research and Development

Research and development (R&D) expenses increased $6.2 million, or 18.9%, for the quarter ended June 30, 2006, compared with the same period in 2005. Of the 18.9% increase, 5.0% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to costs associated with the move to our new R&D building and spending on new product development. R&D spending on new product development in the quarter primarily related to new compounds in Hospira’s generic injectable drug pipeline and medication delivery devices. R&D expenses increased to 5.8% of net sales for the quarter ended June 30, 2006, compared with 5.0% of net sales for the same period in 2005.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $23.7 million, or 27.1%, for the quarter ended June 30, 2006, compared with the same period in 2005. Of the 27.1% increase, 9.8% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to Hospira’s business infrastructure outside the United States and costs associated with the implementation of SAP as Hospira’s global enterprise resource planning (ERP) system. SG&A expenses increased to 16.6% of net sales for the quarter ended June 30, 2006, compared with 13.2% of net sales for the same period in 2005.

Interest and Other (Income), Net

Interest expense was $7.3 million for the quarter ended June 30, 2006, compared to $6.9 million in the same period in 2005. The increase was primarily due to the interest rate swap entered into in 2005, offset by higher capitalized interest in 2006. Other (income), net was $(3.5) million for both the quarters ended June 30, 2006 and June 30, 2005.

Income Tax Expense

The effective tax rate was 24.0% for both the quarters ended June 30, 2006 and June 30, 2005. In the second quarter of 2006, Hospira decreased its annual effective tax rate from 26.5% to 25.5% due primarily to an anticipated higher proportion of income from lower-tax jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Results of operations for the six months ended June 30, 2006 compared to June 30, 2005

Net Sales

Net sales increased 0.9% in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Sales to third parties represented a 1.4% increase in overall sales, driven by price of 1.2% in the U.S. and volume/mix of 0.1%, which includes the unfavorable impact of the Berlex contract termination of (5.1%); and the impact of exchange of 0.1%. Sales to Abbott had an unfavorable impact of (0.5%) on overall sales, driven primarily by demand.

A comparison of product line sales is as follows:

Hospira, Inc.
Sales by Product Line
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30
	2006	2005	Percent Change vs. Prior Year
U.S. —
Specialty Injectable Pharmaceuticals	$392,553	$425,764	(7.8)
Medication Delivery Systems	427,469	392,607	8.9
Injectable Pharmaceutical Contract Manufacturing	101,789	102,146	(0.3)
Sales to Abbott Laboratories	45,822	54,984	(16.7)
Other	139,243	124,269	12.0

Total U.S.	1,106,876	1,099,770	0.6

International —

Sales to Third Parties	192,955	190,419	1.3
Sales to Abbott Laboratories	35,564	33,787	5.3

Total International Sales	228,519	224,206	1.9

Consolidated Net Sales	$1,335,395	$1,323,976	0.9

Sales in Specialty Injectable Pharmaceuticals declined, reflecting the termination of the Berlex imaging agents distribution agreement. Excluding Berlex, sales within this product line increased, driven by the impact of sales of ceftriaxone, launched in the third quarter of 2005, and increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product earlier in the year), and favorable price. The sales increase in Medication Delivery Systems was driven primarily by growth in medication management systems. The growth in medication management systems was due primarily to placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet® coupled with the impact of increased placements of Hospira’s LifeCare PCA® infusion system, launched in the first quarter of 2006.

Sales in Injectable Pharmaceutical Contract Manufacturing were down slightly, due to the impact of the termination of certain lower-margin contracts, partially offset by growth in demand for several existing supply agreements.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products.

The increase in Other U.S. sales was primarily due to increased sales to alternate site healthcare customers including increased ceftriaxone sales, launched in the third quarter of 2005, and increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product earlier in the year) and increased sales of anesthesia products, including the impact of the U.S. launch of propofol, partially offset by decreased sales of deferoxamine due to a competitive product launch.

International Sales to Third Parties were up, primarily reflecting continued growth in Canada, increased sales on a third party manufacturing contract, and favorable exchange, offset by reduced volumes due to transition-related supply chain disruptions and lower pricing to distributors compared to the prior Abbott direct sales model. International Sales to Abbott increased primarily due to increased demand.

Gross Profit

Gross profit increased $33.7 million, or 7.7%, for the six months ended June 30, 2006, compared with the same period in 2005. Gross profit margin increased to 35.2% for the six months ended June 30, 2006, from 32.9% for the six months ended June 30, 2005. The increased margin is primarily the result of volume/product mix improvement of 3.0%, which includes the impact of Berlex of 1.4%; price in the U.S. of 0.8%; gain on sale of the Donegal, Ireland manufacturing plant of 0.6%; an asset impairment and obligations assumed in 2005 of 1.3% relating to the sale of the Salt Lake City manufacturing facility, and other net changes of 0.1%. These improvements were partially offset by costs associated with the planned manufacturing plant closures of (2.4)% and incremental freight and distribution costs, primarily in the International segment, of (1.1)%.

Research and Development

Research and development (R&D) expenses increased $8.8 million, or 14.4%, for the six months ended June 30, 2006, compared with the same period in 2005. Of the 14.4% increase, 3.9% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to costs associated with the move to our new R&D building and spending on new product development. R&D spending on new product development in the six months primarily related to new compounds in Hospira’s generic injectable drug pipeline and medication delivery devices. R&D expenses increased to 5.2% of net sales for the six months ended June 30, 2006, compared with 4.6% of net sales for the same period in 2005.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $43.6 million, or 25.7%, for the six months ended June 30, 2006, compared with the same period in 2005. Of the 25.7% increase, 7.9% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to Hospira’s business infrastructure outside the United States, costs associated with the implementation of SAP as Hospira’s global enterprise resource planning (ERP) system and incremental corporate infrastructure costs. SG&A expenses increased to 15.9% of net sales for the six months ended June 30, 2006, compared with 12.8% of net sales for the same period in 2005.

Interest and Other (Income), Net

Interest expense was $14.9 million for the six months ended June 30, 2006, compared to $14.0 million in the same period in 2005. The increase was primarily due to the interest rate swap entered into in 2005, offset by higher capitalized interest in 2006. Other (income), net was $(8.3) million for the six months ended June 30, 2006 compared to $(4.7) million for the six months ended June 30, 2005. The change was primarily related to higher interest income in 2006.

Income Tax Expense

The effective tax rate was 25.5% for the six months ended June 30, 2006, compared to 24.0% for the same period in 2005. In the second quarter of 2006, Hospira decreased its annual effective tax rate from 26.5% to 25.5% due primarily to an anticipated higher proportion of income from lower-tax jurisdictions. The increase in effective tax rate for the six months ended June 30, 2006 compared to June 30, 2005 is due primarily to increased income generated in the United States, which has higher tax rates than foreign jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at June 30, 2006 compared with December 31, 2005

Net Cash from Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand and borrowing availability under Hospira’s $375 million revolving credit facility.

Operating activities provided net cash of $179.9 million, primarily driven by net income of $134.3 million, non-cash depreciation and amortization charges of $78.9 million, non-cash stock-based compensation expense of $19.6 million, offset by a pre-tax gain on the sale of the Donegal, Ireland facility of $7.9 million, and changes in operating assets and liabilities of $45.0 million. The changes in operating assets and liabilities consist primarily of an increase in trade receivables and inventories, offset by an increase in trade accounts payable and other liabilities and changes in Other, net. The increase in trade receivables resulted from sales growth and the increase in inventory reflected planned normal inventory builds and additional safety stock to support the business as manufacturing production transfers occur.

Net Cash Used in Investing Activities of $140.3 million includes capital expenditures of $139.8 million for upgrading and expanding manufacturing and administrative support facilities and information technology systems. In addition, investing activities includes proceeds from the sale of the Donegal, Ireland facility of $11.5 million and the use of cash of $12.0 million for other investments.

Net Cash Used in Financing Activities of $306.7 million consists primarily of common stock repurchases of $250.2 million and payments to Abbott for international net assets of $98.5 million, offset by proceeds from employee stock option exercises and related tax benefits of $38.0 million and an increase in other borrowings, net of $4.0 million.

Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, and funds available from its revolving credit facility will be sufficient to finance its operations, including product development, transition costs, international net asset transfers and capital expenditures, for the foreseeable future.

In February 2006, Hospira announced that its board of directors authorized the repurchase of up to $400 million of the company’s common stock. The new program authorizes the company to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. As of June 30, 2006, Hospira repurchased 6,203,500 shares for $250.2 million.

Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the “Revolver”), and which is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of June 30, 2006, Hospira had no amounts outstanding under the Revolver.

Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira’s foreign affiliates in their local currency and are used to optimize the capital structure. As of June 30, 2006, Hospira had $9.3 million of such loans outstanding, all of which are classified as short-term.

The Revolver and the Senior Unsecured Notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2006, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the United States and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The total amounts paid were $72.4 million and $98.5 million in the second quarter and for the six months ended June 30, 2006, respectively, and $215.3 million to date. As of April 30, 2006, the net assets of all countries have transferred to Hospira. As of June 30, 2006, Hospira has amounts due to Abbott in the amount of $27.8 million for settlement of certain transfers of net assets. The amount due to Abbott for these settlements is offset by $23.0 million due from Abbott for items that are related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business. All amounts outstanding between Hospira and Abbott are included in Due to Abbott, Net on the balance sheet.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of June 30, 2006:

(dollars in millions)

	Payment Due by Period
	Total	2006	2007-2008	2009-2010	2011 and Thereafter
Long-term debt and interest payments.	$944.4	$28.7	$77.2	$355.0	$483.5
Lease obligations	185.4	14.1	47.7	43.0	80.6
Purchase commitments (1)	351.8	324.0	27.4	0.4	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	26.7	26.7	—	—	—
Amounts due to Abbott for settlement of certain international net asset transfers (3)	27.8	27.8	—	—	—
Total	$1,536.1	$421.3	$152.3	$398.4	$564.1

(1)            Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of expected capital spending.

(2)             Excludes $125.0 million of other long-term liabilities related primarily to post-retirement benefit obligations.

(3)             The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $23.0 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

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

Changes in internal controls. Hospira is implementing its independent information technology system (SAP) both in and outside the United States. All modules of SAP that Hospira planned to implement in connection with its separation from Abbott have been implemented as of June 30, 2006. Ongoing processes and controls have been modified during the implementation period as is expected with a major system implementation. Also during the period, business operations in several countries have transitioned from Abbott to Hospira. Inherent in such transitions are changes in Hospira’s internal controls, as processes that were previously performed by Abbott personnel, utilizing Abbott systems, are now being performed by Hospira personnel, utilizing Hospira systems (including SAP). In connection with the implementation of SAP and the transition of the international operations, Hospira has updated, and will continue to update, its internal control over financial reporting as necessary to accommodate modifications to its business processes and accounting procedures. There have been no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

Incorporated by reference is the disclosure contained in Note 8 to the condensed consolidated financial statements included in Part I. Item 1 hereof.

Item 1A.                 Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes to such risk factors since December 31, 2005.

Item 2.                          Changes in Securities and Use of Proceeds

(c)            Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1- April 30, 2006	681,670	$40.25	658,000	$149,822,266
May 1- May 31, 2006	36,819	40.82	—	$149,822,266
June 1- June 30, 2006	111,606	43.31	—	$149,822,266
Total	830,095	$40.69	658,000	$149,822,266

(1)            These shares include:

a.                  the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options — 23,670 in April, 36,819 in May, and 111,606 in June; and

b.                 the shares purchased on the open market relating to footnote (2) below — 658,000 shares in April, and no shares for May and June.

(2)            In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of the company’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006.

Item 4.                          Submission of Matters to a Vote of Security Holders

The information required by this item has been previously reported in subsection (a) of Item 8.01 of Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006. Such information is incorporated by reference herein.

Item 6.                          Exhibits

(a)    Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated By-laws of Hospira, Inc. (incorporated by reference to Exhibit 3.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006).
10.1

Summary of terms of employment of Terrence C. Kearney (incorporated by reference to Item 5.02 of Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2006 and Exhibit 10.15 to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005).

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
Date: August 9, 2006