Form 10-Q
period 2006-09-30
HOSPIRA INC
filed 2006-11-08
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒

As of October 31, 2006, Hospira, Inc. had outstanding 155,809,780 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$605,264	$613,898	$1,859,273	$1,849,103
Net sales to Abbott Laboratories	41,376	42,672	122,762	131,443
Total Net Sales	646,640	656,570	1,982,035	1,980,546

Cost of products sold	427,612	429,008	1,293,125	1,316,790
Gross Profit	219,028	227,562	688,910	663,756

Research and development	36,470	35,525	106,526	96,767
Selling, general and administrative	103,506	91,483	316,373	260,767
Income From Operations	79,052	100,554	266,011	306,222

Interest expense	8,059	6,916	22,999	20,942
Other (income), net	(4,099)	(3,409)	(12,394)	(8,090)
Income Before Income Taxes	75,092	97,047	255,406	293,370

Income tax expense	19,147	37,192	65,128	84,309
Net Income	$55,945	$59,855	$190,278	$209,061

Earnings Per Common Share:
Basic	$0.36	$0.38	$1.21	$1.32
Diluted	$0.35	$0.37	$1.18	$1.30

Weighted Average Common Shares Outstanding:
Basic	156,359	160,103	157,897	158,643
Diluted	158,781	162,842	161,214	160,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2006	2005

Cash Flow From (Used in) Operating Activities:

Net income	$190,278	$209,061
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	114,731	116,647
Amortization of intangibles	1,446	1,349
Stock-based compensation expense	27,819	—
Gain on asset dispositions	(7,851)	—
Changes in assets and liabilities—
Trade receivables	(23,979)	398
Inventories	(101,637)	(7,788)
Prepaid expenses and other assets	(13,648)	(13,527)
Trade accounts payable and other liabilities	96,818	165,703
Other, net	47,888	(538)
Net Cash From Operating Activities	331,865	471,305

Cash Flow From (Used in) Investing Activities:

Acquisitions of property and equipment	(183,632)	(189,525)
Proceeds from asset dispositions	19,283	31,818
Purchase of investments and intangibles	(17,438)	(30,790)
Sales of marketable securities	—	72,438
Net Cash (Used in) Investing Activities	(181,787)	(116,059)

Cash Flow From (Used in) Financing Activities:

Payment to Abbott for international net assets	(124,251)	(106,521)
Common stock repurchased	(299,766)	—
Issuance of long-term debt, net of fees paid	—	1,750
Repayment of long-term debt	(111)	(84)
Other borrowings, net	1,955	3,843
Excess tax benefit from stock-based compensation arrangements	3,373	—
Proceeds from stock options exercised	39,576	97,612
Net Cash (Used in) Financing Activities	(379,224)	(3,400)

Effect of exchange rate changes on cash and cash equivalents	2,128	(2,032)

Net change in cash and cash equivalents	(227,018)	349,814
Cash and cash equivalents at beginning of period	520,610	127,695
Cash and cash equivalents at end of period	$293,592	$477,509

Supplemental Cash Flow Information

Cash paid during the period for:
Interest	$23,434	$20,055
Income taxes, net	$21,224	$(4,019)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	September 30	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$293,592	$520,610
Trade receivables, less allowances of $15,720 in 2006 and $16,887 in 2005	355,679	327,146
Inventories:
Finished products	387,124	300,860
Work in process	98,314	71,449
Materials	132,956	137,959
Total inventories	618,394	510,268
Prepaid expenses, deferred income taxes and other receivables	224,038	203,141
Total Current Assets	1,491,703	1,561,165
Property and equipment, at cost	2,246,440	2,181,022
Less: accumulated depreciation	1,225,502	1,190,209
Net Property and Equipment	1,020,938	990,813
Intangible assets, net of amortization	13,480	14,926
Goodwill	89,197	89,197
Deferred income taxes	31,534	17,692
Other assets	122,924	115,389
Total Assets	$2,769,776	$2,789,182
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$7,817	$2,579
Trade accounts payable	157,329	129,865
Salaries payable and other accruals	441,182	384,713
Due to Abbott, net	—	79,079
Total Current Liabilities	606,328	596,236
Long-term debt	690,401	695,285
Post-retirement obligations, deferred income taxes and other long-term liabilities	155,889	169,794
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding shares: 2006: 155,762,018; 2005: 161,668,083	1,633	1,617
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding: 0 shares	—	—
Treasury stock, at cost - Shares: 2006: 7,584,400	(299,766)	—
Unearned compensation	—	(263)
Additional paid-in capital	1,021,837	943,577
Retained earnings	629,238	438,960
Accumulated other comprehensive (loss)	(35,784)	(56,024)
Total Shareholders’ Equity	1,317,158	1,327,867
Total Liabilities and Shareholders’ Equity	$2,769,776	$2,789,182

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Treasury	Unearned	Retained
	Shares	Amount	Income (Loss)	Capital	Stock	Compensation	Earnings	Total

Balances at December 31, 2005	161,668	$1,617	$(56,024)	$943,577	$—	$(263)	$438,960	$1,327,867

Net Income	—	—	—	—	—	—	190,278	190,278

Other comprehensive income	—	—	20,240	—	—	—	—	20,240

Common stock repurchases	(7,584)	—	—	—	(299,766)	—	—	(299,766)

Changes in shareholders’ equity related to stock-based compensation programs	1,678	16	—	78,260	—	263	—	78,539

Balances at September 30, 2006	155,762	$1,633	$(35,784)	$1,021,837	$(299,766)	$—	$629,238	$1,317,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

Note 2 – Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires full recognition of the funded status of Hospira’s defined benefit plans and measurement of the plan’s assets and its obligations to determine the funded status as of the end of the fiscal year. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Hospira is currently evaluating the potential impact of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB No. 108 is not expected to have a material impact on the financial statements of Hospira.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions. The provisions of FIN 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. Hospira is currently evaluating the potential impact of FIN 48 on its financial statements.

Note 3 – Significant Accounting Policies

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

In 2006, Hospira expanded its revenue recognition policy to incorporate changes related to new product offerings, which include a server-based suite of software applications and related maintenance and implementation services. In addition, Hospira adopted SFAS No. 123R, “Share-Based Payment” on January 1, 2006. All other significant accounting policies remain unchanged. The updated policies are as follows.

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

For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For lease arrangements under which Hospira’s warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira’s warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon delivery to the customer or completion of post-delivery obligations, if significant. Hospira has contractual arrangements with certain customers whereby it places drug delivery pumps at customer sites, and the customers agree to purchase minimum levels of disposable products (sets) that are used with the pumps. These arrangements do not include any upfront fees or payments.  The contractual arrangements generally set forth fixed prices for the purchases of the disposable products, where the prices for the disposables do not change over the term of the arrangement, other than, in some cases, for changes in Consumer Price Index provisions. Title for the pumps is retained by Hospira throughout these arrangements, and the related asset is depreciated over its estimated useful life on a straight-line basis. In these placement arrangements, revenue is recognized as the disposable products are delivered, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists,” and SAB No. 104, “Revenue Recognition.”

Hospira has introduced a server-based suite of software applications designed to exchange data from a hospital’s drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

Injectable pharmaceutical contract manufacturing involves filling customers’ active pharmaceutical ingredients (“API”) into delivery systems. Under these arrangements, customers’ API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported net sales for each period.  These items include chargebacks, rebates and other items (such as cash discounts and returns).  Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

Chargebacks—  Hospira sells a significant portion of its generic injectable pharmaceutical products through wholesalers, which maintain inventories of Hospira products and later sell those products to end customers.  In connection with its sales and marketing efforts, Hospira negotiates prices with end customers for certain products under pricing agreements (including, for example, group purchasing organization contracts). Consistent with industry practice, the negotiated end customer prices are typically lower than the prices charged to the wholesalers.

When an end customer purchases a Hospira product that is covered by a pricing agreement from a wholesaler, the end customer pays the wholesaler the price determined under the pricing agreement. The wholesaler is then entitled to charge Hospira back for the difference between the price the wholesaler paid Hospira and the contract price paid by the end customer (a “chargeback”).  This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively.  Settlement of chargebacks generally occurs between 30 and 40 days after the sale to wholesalers.

To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables.  This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler.  Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price.  These estimates are based primarily on an analysis of Hospira’s product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at September 30, 2006 would decrease net sales and income before income taxes by $1.6 million. A one percent increase in wholesale units sold subject to chargebacks at September 30, 2006 would decrease net sales and income before income taxes by $1.4 million.

Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. Hospira identified a decrease in the trend of wholesale units sold subject to chargeback and in the third quarter of 2005, adjusted the chargeback provision downward by $7.0 million. Hospira utilized a consistent methodology to develop its assumptions used in estimating and providing for chargebacks across all periods presented.

Rebates—  Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer’s purchases.  Indirect rebates are rebates paid to “indirect customers” which have purchased Hospira products from a wholesaler under a pricing agreement with Hospira.  Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant.  Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Each period the estimates are reviewed and revised, if necessary, in conjunction with a review of contract volumes within the period. Adjustments related to prior period sales have not been material in any period. Settlement of rebates generally occurs from three to 12 months after sale.

In determining provisions for rebates to direct customers, Hospira considers the volume of eligible purchases by these customers and the rebate terms.  In determining rebates on sales through wholesalers, Hospira considers the volume of eligible contract purchases, the rebate terms and the estimated level of inventory at the wholesalers that would be subject to a rebate, which is estimated as described above under “Chargebacks.”  Upon receipt of a chargeback, due to the availability of product and customer specific information, Hospira can then establish a specific provision for fees or rebates based on the specific terms of each agreement.  Rebates under governmental programs are based on the estimated volume of products sold subject to these programs.

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Stock-Based Compensation – On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 7 for additional information regarding stock-based compensation.

Note 4 – Mayne Pharma Limited Acquisition

On September 20, 2006, Hospira entered into a scheme implementation agreement (the “Scheme”), with Mayne Pharma Limited (“Mayne Pharma”), an Australian public company listed on the Australian Stock Exchange. Mayne Pharma manufactures and sells primarily generic injectable pharmaceuticals. The Scheme contemplates that Hospira will acquire Mayne Pharma by means of a scheme of arrangement transaction under Australian law pursuant to which Hospira will pay Australian $4.10 per share for all outstanding shares of Mayne Pharma, representing a total acquisition price of approximately US$2.0 billion (the “Transaction”). The Scheme is subject to the satisfaction or waiver of certain closing conditions, including, among others, approval by the Supreme Court of Victoria, Australia; Mayne Pharma shareholder approval; the absence of a Mayne Pharma material adverse change; and required regulatory approvals or clearances, including clearance by the U.S. Federal Trade Commission (the “FTC”) under the Hart Scott Rodino Antitrust Improvements Act of 1976. On November 3, 2006, the parties received a second request from the FTC in connection with the Transaction relating to certain products of both companies. Subject to these conditions, the Scheme is expected to become effective, and the Transaction currently is expected to close around the end of 2006.

In connection with the financing of the Transaction, various banks have committed to provide up to $1.925 billion of acquisition financing, which includes a $500 million three-year term loan facility and a $1.425 billion bridge facility. The remainder of the purchase price will be funded with cash on hand.  Borrowings under the term loan facility and bridge facility will bear interest at LIBOR plus a margin that will be determined based on Hospira’s credit ratings.

Note 5 – BresaGen Investment

During the third quarter, Hospira acquired an initial 19.95% equity stake and launched an off-market takeover bid for the remaining shares in BresaGen Limited (“BresaGen”), an Australian public company listed on the Australian Stock Exchange. BresaGen is a biotechnology company that develops protein and peptide therapeutics. Hospira paid $3.2 million for the initial investment, which was accounted for using the equity method. Upon completion of the acquisition, Hospira will fully consolidate BresaGen in its financial statements. Hospira expects to pay $12.6 million for the remaining outstanding shares of BresaGen. In early October 2006, Hospira received acceptance from over 90% of BresaGen shareholders, allowing the acquisition to proceed and expects to complete the acquisition in the fourth quarter of 2006.

Note 6 – Restructuring Costs

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

During the three months ended September 30, 2006, Hospira recorded pre-tax restructuring charges of $11.3 million in cost of products sold. Of the total charges, $3.1 million was recorded in the U.S. segment and $8.2 million in the International segment.

During the nine months ended September 30, 2006, Hospira recorded pre-tax restructuring charges of $35.6 million in cost of products sold. Of the total charges, $11.2 million was recorded in the U.S. segment and $24.4 million in the International segment. Hospira has incurred $44.2 million to date for restructuring charges related to these actions. In May 2006, the Donegal manufacturing plant was sold for $11.5 million, resulting in a pre-tax gain of $7.9 million, which is reported in cost of products sold in the International segment. Hospira will continue to occupy the plant under a short-term lease until all product transfers are completed, which is currently anticipated to be by the end of 2006. In September 2006, the Montreal manufacturing plant was sold for $7.8 million, resulting in a pre-tax gain of $3.1 million, of which the full amount is being deferred and will be recognized at the end of the lease-back term, as Hospira will continue to occupy the plant under a lease until all product transfers are completed, which is currently anticipated to be in the first half of 2008. Hospira is currently evaluating the potential disposition of its Ashland manufacturing plant and is planning to take the steps necessary to prepare for such disposition, including environmental studies. At this time, Hospira cannot estimate what incremental costs, if any, might be incurred.

The following summarizes the restructuring activity for the nine months ended September 30, 2006:

(dollars in thousands)

	Balance at January 1, 2006	Costs incurred	Payments	Non-cash items	Balance at September 30, 2006
Employee-related benefit costs (1)	$7,264	$29,931	$(11,806)	$(1,518)	$23,871
Accelerated Depreciation	—	4,600	—	(4,600)	—
Other	—	1,076	(640)	(31)	405
	$7,264	$35,607	$(12,446)	$(6,149)	$24,276

(1)          Includes pension plan curtailment charge of $1.5 million related to the announcement in the first quarter 2006 of the Ashland plant shutdown.

Note 7 – Stock-Based Compensation

On January 1, 2006, Hospira adopted SFAS No. 123R, which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which previously allowed pro forma disclosure of certain share-based compensation expense.  Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which previously allowed the intrinsic value method of accounting for stock options. Such method was applied by Hospira, and accordingly, Hospira’s reported net income has not included recognition of stock-based compensation expense prior to the adoption of SFAS No. 123R.

Hospira adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, Hospira’s condensed consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $8.2 million and $27.8 million was recognized under SFAS No. 123R for the three and nine months ended September 30, 2006, respectively. The related income tax benefit recognized was $2.9 million and $9.7 million, respectively. As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the three and nine months ended September 30, 2005.

For a more detailed description of Hospira’s stock-based compensation plan, see Note 13 to the company’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following table illustrates the pro forma effect on net income and earnings per share if Hospira had applied the fair value recognition provisions of SFAS No. 123 during the three and nine months ended September 30, 2005.

(dollars in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Income, as reported	$59,855	$209,061
Deduct: Total stock-based compensation expense determined under fair value method, net of tax	(3,583)	(11,096)
Pro forma net income	$56,272	$197,965

Basic EPS, as reported	$0.38	$1.32
Basic EPS, pro forma	$0.35	$1.25
Diluted EPS, as reported	$0.37	$1.30
Diluted EPS, pro forma	$0.34	$1.23

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For options exercised during the three and nine months ended September 30, 2006, this excess tax benefit was $0.2 million and $3.4 million, respectively.

In May 2006, 2.2 million options were granted to certain employees for the 2006 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years and have a ten-year term. A summary of information related to stock options is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2005	13,111,691	$29.65
Granted	2,676,508	41.98
Exercised	(2,033,776)	27.14
Lapsed (forfeited or cancelled)	(172,185)	33.10
Outstanding at September 30, 2006	13,582,238	$32.41	6.29	$91,817
Exercisable at September 30, 2006	8,425,849	$29.88	4.92	$73,246

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $3.0 million and $32.8 million, respectively.

As of September 30, 2006, there was $43.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares becoming fully vested during the three months and nine months ended September 30, 2006 was $2.4 million and $10.0 million, respectively.

The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2006 was $15.76 and $15.96, respectively. The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2005 was $11.20 and $11.25, respectively. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for 2006 are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	31.0%	30.0%	31.0%	30.0%
Expected life (years)	5.5	3.3	5.7	4.9
Risk-free interest rate	5.0%	4.2%	5.0%	3.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Note 8 – Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Note 9 - Earnings per Share

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

(shares in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average common shares outstanding	156,359	160,103	157,897	158,643
Assumed exercise of stock options	2,422	2,739	3,317	2,154
Weighted average dilutive common shares outstanding	158,781	162,842	161,214	160,797

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.7 million for both the three and nine months ended September 30, 2006, and 0.2 million and 1.6 million for the three and nine months ended September 30, 2005, respectively.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 10 – Litigation

Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al.,Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories adversely affected employee benefits in violation of the Employee Retirement Security Act of 1974 (“ERISA”).  The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned:  Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the new fiduciary duty claim.  By Order dated December 30, 2005, the Court granted class action status to the lawsuit.  The new claim in the amended complaint is not subject to the class certification ruling.  As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.”  Hospira denies all material allegations asserted against it in the complaint.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at September 30, 2006 and 2005, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 11  - Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans. The pension and post-retirement medical and dental plans cover certain employees both in and outside of the United States.

Net cost (benefit) recognized for the three and nine months ended September 30, 2006 and 2005 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost for benefits earned during the year	$677	$529	$1,971	$1,587
Interest cost on projected benefit obligations	6,117	5,508	18,257	16,524
Expected return on plans’ assets	(7,538)	(7,345)	(22,261)	(22,035)
Net amortization	708	306	2,430	918
Curtailment of benefits (1)	—	—	1,518	—
Net cost (benefit)	$(36)	$(1,002)	$1,915	$(3,006)

(1) Relates to the planned shutdown of the Ashland plant.

(dollars in thousands)

	Medical and Dental Plans
	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost for benefits earned during the year	$526	$359	$1,577	$1,077
Interest cost on projected benefit obligations	842	789	2,528	2,367
Net amortization	437	483	1,310	1,449
Net cost	$1,805	$1,631	$5,415	$4,893

The pension plan for employees of the Ashland plant was merged with the Hospira Annuity Retirement Plan (Hospira’s primary pension plan) on April 1, 2006. As a result of the merger, the plan obligations of both plans were re-measured during the second quarter. This resulted in a decrease in the additional minimum pension liability of $24.4 million ($12.9 million net-of-tax). The reduction of the minimum pension liability is reflected in accumulated other comprehensive income.

Hospira’s employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended September 30, 2006 and 2005 were $8.3 million and $9.0 million, respectively. For the nine months ended September 30, 2006 and 2005 contributions were $25.8 million and $39.3 million, respectively. Included in the nine months ended September 30, 2005 is a $13.8 million one-time company contribution that was announced and accrued in 2004.

Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2006.

Note 12 – Intangible Assets

Intangible assets, primarily technology and product rights, are as follows:

(dollars in thousands)

	September 30, 2006	December 31, 2005
Cost	$40,768	$40,768
Less: accumulated amortization	(27,288)	(25,842)
Intangible assets, net	$13,480	$14,926

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 10 years, average 9 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $0.5 million for the remainder of 2006, $1.9 million for 2007, $1.7 million for 2008, $1.5 million for 2009, and $1.4 million for 2010.

Note 13—Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at September 30, 2006 and December 31, 2005:

(dollars in thousands)

	September 30, 2006	December 31, 2005
Long-term debt:
Senior unsecured notes due 2009	$300,000	$300,000
Senior unsecured notes due 2014	400,000	400,000
Economic development promissory notes due 2015	1,353	1,465
International borrowings due 2007	—	3,502
Fair value of interest rate swap instruments	(10,037)	(8,662)
Total long-term debt	691,316	696,305
Unamortized debt discount on senior unsecured notes	(915)	(1,020)
Long-term debt	690,401	695,285
Short-term borrowings	7,817	2,579
Total debt	$698,218	$697,864

Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the “Revolver”), and which is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of September 30, 2006, Hospira had no amounts outstanding under the Revolver.

The Revolver and the indenture governing Hospira’s outstanding senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities.  Under the Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio.  As of September 30, 2006, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes. Upon the closing of the Mayne Pharma acquisition, the Revolver will be amended to permit the acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio.

Note 14 - Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Foreign currency translation (losses) gains	$(1,643)	$243	$6,594	$(10,643)
Unrealized gains on marketable equity securities	626	1,951	751	1,531
Minimum pension liability adjustment	—	—	12,895	—
Total other comprehensive (loss) income	(1,017)	2,194	20,240	(9,112)
Net Income	55,945	59,855	190,278	209,061
Total Comprehensive Income	$54,928	$62,049	$210,518	$199,949

	September 30,	December 31,
	2006	2005
Cumulative foreign currency translation gains	$6,816	$222
Cumulative unrealized gains on marketable equity securities, net of tax	4,936	4,185
Cumulative minimum pension liability adjustments, net of tax	(47,536)	(60,431)
Accumulated Other Comprehensive (Loss)	$(35,784)	$(56,024)

Note 15 - Segment Information

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

(dollars in thousands)

	Three Months Ended September 30				Nine Months Ended September 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2006	2005	2006	2005	2006	2005	2006	2005

U.S.	$533,025	$551,329	$80,623	$98,905	$1,639,901	$1,651,099	$277,738	$289,731
International	113,615	105,241	10,831	15,805	342,134	329,447	29,445	57,997
Total reportable segments	$646,640	$656,570	91,454	114,710	$1,982,035	$1,980,546	307,183	347,728

Corporate functions			(12,402)	(14,156)			(41,172)	(41,506)
Income from operations			79,052	100,554			266,011	306,222
Other			(3,960)	(3,507)			(10,605)	(12,852)
Income before income taxes			$75,092	$97,047			$255,406	$293,370

Note 16 – Relationship with Abbott

In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provided to the other, on an interim, transitional basis, various services. The agreed-upon charges for such services were generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up.  The services generally commenced on the spin-off date and terminated no later than 24 months following the spin-off date. The net cost of these various services to Hospira was $0.5 million for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, the net cost was $1.2 million and $3.9 million, respectively.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems. As of September 30, 2006, the only remaining lease is for a facility in Abbott Laboratories’ North Chicago, Illinois campus. The cost for the leases and additional services was $5.0 million and $16.1 million for the three and nine months ended September 30, 2006, respectively, and $6.3 million and $19.8 million for the three and nine months ended September 30, 2005, respectively.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. For manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit. For certain products, Hospira receives bulk material from Abbott and the mark up is on the value-added portion only.  Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to $41.4 million and $122.8 million for the three and nine months ended September 30, 2006, respectively, and $42.7 million and $131.4 million for the three and nine months ended September 30, 2005, respectively. Product purchases from Abbott were $18.2 million and $60.6 million for the three and nine months ended September 30, 2006, respectively, and $22.1 million and $60.6 million for the three and nine months ended September 30, 2005, respectively.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the United States and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The transfers were completed in the second quarter of 2006. The total amounts paid were $25.7 million and $124.3 million in the third quarter and for the nine months ended September 30, 2006, respectively, and $241.0 million to date.  As of September 30, 2006, Hospira has amounts due to Abbott in the amount of $2.0 million for settlement of certain transfers of net assets. The amount due to Abbott for these settlements is offset by $6.9 million due from Abbott for items that are related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

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

Transition from Abbott

Hospira completed its separation from Abbott during the second quarter of 2006 as the operations and net assets in all remaining countries outside the United States were transferred to Hospira from Abbott.  For further information regarding such transfers, and the amount remaining payable for settlements of certain transfers, please see “Liquidity and Capital Resources at September 30, 2006 compared with December 31, 2005.”

During the three and nine months ended September 30, 2006, Hospira incurred $4.4 million and $30.8 million, respectively, of non-recurring transition costs. These costs relate to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. Since the spin-off, Hospira has incurred $109.2 million of these costs in the aggregate through September 30, 2006. The company expects the aggregate non-recurring transition expenses to total approximately $112 million to $115 million (pre-tax) through December 31, 2006. The remaining transition activities are subject to risks and uncertainties, including the possibility of incurring higher than expected costs to complete the transition and possible difficulties implementing and operating the information technology system.

Mayne Pharma Acquisition

On September 20, 2006, Hospira entered into an agreement to acquire Mayne Pharma Limited, an Australian public company listed on the Australian Stock Exchange that manufactures and sells primarily generic injectable pharmaceuticals, for approximately US$2.0 billion in cash.

As Mayne Pharma has strong market positions in Europe and Australia and a significant international commercial infrastructure, the acquisition is expected to substantially increase Hospira’s international presence.  The acquisition is also expected to broaden Hospira’s generic injectable pharmaceutical product line.

The acquisition is subject to the satisfaction or waiver of certain closing conditions, including, among others, approval by the Supreme Court of Victoria, Australia; Mayne Pharma shareholder approval; the absence of a Mayne Pharma material adverse change; and required regulatory approvals or clearances, including clearance by the U.S. Federal Trade Commission (the “FTC”) under the Hart Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). Subject to these conditions, the acquisition currently is expected to close around the end of 2006.

On November 3, 2006, the parties received a second request from the FTC in connection with the transaction relating to certain products of both companies.  As a result of the second request, the waiting period under the HSR Act will be extended until 30 days after the parties have substantially complied with the request (unless earlier terminated by the FTC).  The parties are proceeding to comply with the request and address the FTC’s questions.  The parties are also working with the FTC to determine the terms upon which the FTC might agree upon earlier termination of the waiting period, which may include divestiture of certain products and assets.  The effect of the second request, including with respect to any possible delay in the completion of the transaction and any potential divestitures or other terms, cannot be determined at this time.

In connection with the closing of the acquisition, Hospira will incur substantial charges relating to purchase accounting, including a write-off of in-process research and development and a write-up of inventory.  After the closing, Hospira will incur costs relating to the integration of Mayne Pharma.

Hospira expects to finance the acquisition and related expenses using approximately $100 million of cash on hand and borrowing approximately $1.925 billion.  The proposed financing arrangements are described below under “Liquidity and Capital Resources.”

Other Factors

GPO Contracts. Approximately 50% of Hospira’s net sales are made under contracts with group purchasing organizations (“GPOs”). Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. Of the four GPO pharmacy contracts scheduled to be renewed or renegotiated during 2006, three of these GPO pharmacy contracts were signed as new contracts and one contract is nearing completion of a renewal as of September 30, 2006.

Share Repurchase. In February 2006, Hospira’s board of directors approved a $400 million share repurchase program. As of September 30, 2006, Hospira repurchased 7,584,400 shares for $299.8 million. Hospira expects to fund any future repurchases under this program from operating cash flows.

Stock-Based Compensation Expense. Beginning January 1, 2006, expenses relating to stock options issued to Hospira’s employees have been reflected in Hospira’s results of operations. For the three and nine months ended September 30, 2006, such expense was $8.2 million and $27.8 million, respectively. The amount of stock-based compensation expense in the future will depend on the number of options (or other share-based awards) granted, the terms of those awards and their fair values. For further information, see Note 7 to the condensed consolidated financial statements included in Item 1.

Drug Delivery Pumps.  Hospira expects to achieve sales growth in 2006 and beyond in part due to increased sales of its drug delivery pumps and related products. Hospira believes that the features and functionality offered by its newer technology products position it to achieve such growth over the long-term. As a result, Hospira is aggressively competing to upgrade its current customer base as well as to capture competitive business.  Because of changes in technology, it may take more time and effort to sell and implement newer-technology products to its customers, which may impact the period over which revenue is recognized. Hospira also expects intense competition for existing and potential customers from other competitors. The timing and amount of purchases made by customers during the year cannot be predicted with certainty.

International Operations.  As Hospira’s international operations have transitioned from Abbott, Hospira has experienced some disruptions in the international business as a result of establishing its global supply chain, systems, structure and processes.  These disruptions led to an inability to supply customers on a timely basis in certain countries and lower customer service levels during the second quarter of 2006. Hospira is working to resolve these transition-related disruptions and has begun to improve its customer service levels internationally.  However, if Hospira does not successfully resolve these issues, Hospira may lose customers and incur additional operating costs, which would adversely affect its sales and profitability.

Contract Manufacturing.  Hospira’s contract manufacturing product line has received lower forecasted 2007 volumes from existing customers. In addition, certain drugs under contract are losing patent protection, which results in lower demand for Hospira’s contract manufacturing services. As Hospira has not replaced all of such forecasted lost volume, Hospira expects sales in the contract manufacturing product line to be approximately $50 million lower in 2007 when compared to 2006.

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

For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For lease arrangements under which Hospira’s warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira’s warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. Hospira has contractual arrangements with certain customers whereby it places drug delivery pumps at customer sites, and the customers agree to purchase minimum levels of disposable products (sets) that are used with the pumps. These arrangements do not include any upfront fees or payments. The contractual arrangements generally set forth fixed prices for the purchases of the disposable products, where the prices for the disposables do not change over the term of the arrangement, other than, in some cases, for changes in Consumer Price Index provisions. Title for the pumps is retained by Hospira throughout these arrangements, and the related asset is depreciated over its estimated useful life on a straight-line basis. In these placement arrangements, revenue is recognized as the disposable products are delivered, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists,” and SAB No. 104, “Revenue Recognition.”

Hospira has introduced a server-based suite of software applications designed to exchange data from a hospital’s drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

Injectable pharmaceutical contract manufacturing involves filling customers’ active pharmaceutical ingredients (“API”) into delivery systems. Under these arrangements, customers’ API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer.

Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported net sales for each period.  These items include chargebacks, rebates and other items (such as cash discounts and returns).  Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

Chargebacks—  Hospira sells a significant portion of its generic injectable pharmaceutical products through wholesalers, which maintain inventories of Hospira products and later sell those products to end customers.  In connection with its sales and marketing efforts, Hospira negotiates prices with end customers for certain products under pricing agreements (including, for example, group purchasing organization contracts). Consistent with industry practice, the negotiated end customer prices are typically lower than the prices charged to the wholesalers.

When an end customer purchases a Hospira product that is covered by a pricing agreement from a wholesaler, the end customer pays the wholesaler the price determined under the pricing agreement. The wholesaler is then entitled to charge Hospira back for the difference between the price the wholesaler paid Hospira and the contract price paid by the end customer (a “chargeback”).  This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Settlement of chargebacks generally occurs between 30 and 40 days after the sale to wholesalers.

To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables.  This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler.  Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price.  These estimates are based primarily on an analysis of Hospira’s product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at September 30, 2006 would decrease net sales and income before income taxes by $1.6 million. A one percent increase in wholesale units sold subject to chargebacks at September 30, 2006 would decrease net sales and income before income taxes by $1.4 million.

Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. Hospira identified a decrease in the trend of wholesale units sold subject to chargeback and in the third quarter of 2005, adjusted the chargeback provision downward by $7.0 million. Hospira utilized a consistent methodology to develop its assumptions used in estimating and providing for chargebacks across all periods presented.

Rebates—  Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer’s purchases.  Indirect rebates are rebates paid to “indirect customers” which have purchased Hospira products from a wholesaler under a pricing agreement with Hospira.  Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant.  Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Each period the estimates are reviewed and revised, if necessary, in conjunction with a review of contract volumes within the period. Adjustments related to prior period sales have not been material in any period. Settlement of rebates generally occurs from three to 12 months after sale.

In determining provisions for rebates to direct customers, Hospira considers the volume of eligible purchases by these customers and the rebate terms.  In determining rebates on sales through wholesalers, Hospira considers the volume of eligible contract purchases, the rebate terms and the estimated level of inventory at the wholesalers that would be subject to a rebate, which is estimated as described above under “Chargebacks.”  Upon receipt of a chargeback, due to the availability of product and customer specific information, Hospira can then establish a specific provision for fees or rebates based on the specific terms of each agreement.  Rebates under governmental programs are based on the estimated volume of products sold subject to these programs.

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Stock-Based Compensation – On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 7 to the condensed consolidated financial statements included in Item 1 for additional information regarding stock-based compensation.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires full recognition of the funded status of Hospira’s defined benefit plans, and measurement of the plan’s assets and its obligations to determine the funded status as of the end of the fiscal year. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Hospira is currently evaluating the potential impact of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Adoption of SAB No. 108 is not expected to have a material impact on the financial statements of Hospira.

In July 2006, the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions. The provisions of FIN 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. Hospira is currently evaluating the potential impact of FIN 48 on its financial statements.

2006 Third Quarter Events

•                  Announced an agreement to acquire Mayne Pharma, an Australia-based publicly-held specialty injectable pharmaceuticals company, for approximately US$2 billion in cash. Assuming all necessary regulatory approvals are secured and customary closing conditions met, the transaction is expected to be completed around the end of the year.

•                  Launched the generic anti-infective drug ciprofloxacin in vial flip-top format immediately following the patent expiration of the branded version.

•                  Announced separate agreements with two GPOs, Premier and HealthTrust Purchasing Group, to provide their member organizations access to Hospira’s line of pain management pumps. Both agreements are new and national in scope.

Results of operations for the three months ended September 30, 2006 compared to September 30, 2005

Net Sales

Net sales decreased (1.5)% in the third quarter of 2006 compared to the third quarter of 2005. Sales to third parties represented a (1.3)% decrease in overall sales, driven by volume/mix of (2.4)%, which includes the 2005 reduction in chargeback provision of (1.1)%, partially offset by price of 0.5% in the U.S., and the impact of exchange of 0.6%. Sales to Abbott had an unfavorable impact of (0.2)% on overall sales, driven primarily by demand, partially offset by favorable price.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30
	2006	2005	Percent Change vs. Prior Year
U.S. —
Specialty Injectable Pharmaceuticals	$198,362	$205,230	(3.3)
Medication Delivery Systems	199,029	206,119	(3.4)
Injectable Pharmaceutical Contract Manufacturing	38,090	43,843	(13.1)
Sales to Abbott Laboratories	25,038	25,553	(2.0)
Other	72,506	70,584	2.7

Total U.S.	533,025	551,329	(3.3)

International —

Sales to Third Parties	97,277	88,122	10.4
Sales to Abbott Laboratories	16,338	17,119	(4.6)

Total International Sales	113,615	105,241	8.0

Consolidated Net Sales	$646,640	$656,570	(1.5)

Sales in Specialty Injectable Pharmaceuticals decreased, driven by lower year-over-year sales of ceftriaxone, which was launched in the third quarter of 2005, and lower sales of Add-Vantage diluents due to competitive drug supply issues. The sales decline in Medication Delivery Systems was driven primarily by lower price and volumes in the infusion therapy product line.

The sales decline in Injectable Pharmaceutical Contract Manufacturing was primarily due to the impact of the termination of certain lower-margin contracts, coupled with the timing of customer purchases under several existing supply agreements.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products, partially offset by increased price.

Other U.S. sales increased, reflecting higher sales of anesthesia products, including recently introduced propofol, to alternate site healthcare customers, and other adjustments.  The product line was unfavorably impacted by decreased sales of deferoxamine due to a competitive product launch; lower year-over-year sales of ceftriaxone, which was launched in the third quarter of 2005; and lower critical care sales.

International Sales to Third Parties reflect increased sales on third party manufacturing contracts and favorable exchange. International Sales to Abbott decreased primarily due to decreased demand, partially offset by increased price.

Gross Profit

Gross profit decreased $8.5 million, or (3.8)%, for the quarter ended September 30, 2006, compared with the same period in 2005. Gross profit margin decreased to 33.9% for the three months ended September 30, 2006, from 34.7% for the three months ended September 30, 2005. The decrease is primarily the result of costs associated with the planned manufacturing plant closures of (2.7)%; incremental freight and distribution costs, primarily in the International segment, of (0.9)% and other net changes of (0.5)%. These decreases were partially offset by volume/product mix improvement of 0.6%, which included the 2005 reduction in chargeback provision of (0.7)%, favorable price in the U.S. of 0.5%; lower manufacturing costs of 0.8%; lower project expense of 0.7% and lower non-recurring transition related costs of 0.7%.

Research and Development

Research and development (R&D) expenses increased $0.9 million, or 2.7%, for the quarter ended September 30, 2006, compared with the same period in 2005. The increase was primarily related to stock option expense as a result of the adoption of SFAS No. 123R. R&D expenses increased to 5.6% of net sales for the quarter ended September 30, 2006, compared with 5.4% of net sales for the same period in 2005.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $12.0 million, or 13.1%, for the quarter ended September 30, 2006, compared with the same period in 2005. Of this increase, 5.8% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to establishment of Hospira’s business infrastructure outside the United States and costs associated with the implementation of Hospira’s new information technology system. SG&A expenses increased to 16.0% of net sales for the quarter ended September 30, 2006, compared with 13.9% of net sales for the same period in 2005.

Interest and Other (Income), Net

Interest expense was $8.1 million for the quarter ended September 30, 2006, compared to $6.9 million in the same period in 2005. The increase was primarily due to the interest rate swap entered into in 2005, offset by higher capitalized interest in 2006. Other (income), net was $(4.1) million for the quarter ended September 30, 2006 compared to $(3.4) million for the quarter ended September 30, 2005. The change was primarily related to foreign exchange gains realized in 2006.

Income Tax Expense

The effective tax rate was 25.5% for the quarter ended September 30, 2006, compared to 38.3% for the same period in 2005. The third quarter of 2005 included an increase in the annual effective tax rate of 24% to 25.5% due to an increase in expected earnings in the U.S. and an estimated $9.5 million related to the decision to repatriate undistributed foreign earnings of $175 million under the American Jobs Creation Act of 2004. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Results of operations for the nine months ended September 30, 2006 compared to September 30, 2005

Net Sales

Net sales increased 0.1% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Sales to third parties represented a 0.5% increase in overall sales, driven by price of 0.9% in the U.S. and the impact of exchange of 0.2%; partially offset by volume/mix of (0.6)%, which includes the unfavorable impact of the Berlex contract termination of (3.4)%. Sales to Abbott had an unfavorable impact of (0.4)% on overall sales, driven primarily by demand, partially offset by increased price.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2006	2005	Percent Change vs. Prior Year
U.S. —
Specialty Injectable Pharmaceuticals	$590,915	$630,994	(6.4)
Medication Delivery Systems	626,498	598,726	4.6
Injectable Pharmaceutical Contract Manufacturing	139,879	145,989	(4.2)
Sales to Abbott Laboratories	70,860	80,537	(12.0)
Other	211,749	194,853	8.7

Total U.S.	1,639,901	1,651,099	(0.7)

International —

Sales to Third Parties	290,232	278,541	4.2
Sales to Abbott Laboratories	51,902	50,906	2.0

Total International Sales	342,134	329,447	3.9

Consolidated Net Sales	$1,982,035	$1,980,546	0.1

Sales in Specialty Injectable Pharmaceuticals declined, reflecting the 2005 termination of the Berlex imaging agents distribution agreement. Excluding Berlex, sales within this product line increased, driven by the impact of sales of ceftriaxone, launched in the third quarter of 2005, and increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product earlier in the year), and favorable price. The sales increase in Medication Delivery Systems was driven primarily by growth in medication management systems. The growth in medication management systems was due primarily to placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet® coupled with the impact of placements of Hospira’s LifeCare PCA® infusion system, launched in the first quarter of 2006.

Sales in Injectable Pharmaceutical Contract Manufacturing were down, due to the impact of the termination of certain lower-margin contracts, partially offset by growth in demand for several existing supply agreements.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products, partially offset by increased price.

The increase in Other U.S. sales was primarily due to increased sales to alternate site healthcare customers including higher sales of anesthesia products, including recently introduced propofol, increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product earlier in the year), and other adjustments; partially offset by decreased sales of deferoxamine due to a competitive product launch and lower critical care sales.

International Sales to Third Parties were up, primarily reflecting increased sales in Canada and on third party manufacturing contracts and favorable exchange, partially offset by reduced volumes due to transition-related supply chain disruptions and lower pricing to distributors compared to the prior Abbott direct sales model. International Sales to Abbott increased primarily due to increased price.

Gross Profit

Gross profit increased $25.2 million, or 3.8%, for the nine months ended September 30, 2006, compared with the same period in 2005. Gross profit margin increased to 34.8% for the nine months ended September 30, 2006, from 33.5% for the nine months ended

September 30, 2005. The increased margin is primarily the result of volume/product mix improvement of 2.2%, which includes the impact of Berlex of 1.0%; favorable price in the U.S. of 0.7%; gain on sale of the Donegal, Ireland manufacturing plant of 0.4%; an asset impairment and obligations assumed in 2005 of 0.9% relating to the sale of the Salt Lake City manufacturing facility; lower project expense of 0.4%, and other net changes of 0.4%. These improvements were partially offset by costs associated with the planned manufacturing plant closures of (2.5)% and incremental freight and distribution costs, primarily in the International segment, of (1.2)%.

Research and Development

Research and development (R&D) expenses increased $9.8 million, or 10.1%, for the nine months ended September 30, 2006, compared with the same period in 2005. The increase was primarily due to stock option expense as a result of the adoption of SFAS No. 123R, costs associated with the move to the new R&D building and spending on new product development. R&D spending on new product development in the nine months primarily related to new compounds in Hospira’s generic injectable drug pipeline and medication delivery devices. R&D expenses increased to 5.4% of net sales for the nine months ended September 30, 2006, compared with 4.9% of net sales for the same period in 2005.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses increased $55.6 million, or 21.3%, for the nine months ended September 30, 2006, compared with the same period in 2005. Of this increase, 7.2% is related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to establishment of Hospira’s business infrastructure outside the United States and costs associated with the implementation of Hospira’s new information technology system. SG&A expenses increased to 16.0% of net sales for the nine months ended September 30, 2006, compared with 13.2% of net sales for the same period in 2005.

Interest and Other (Income), Net

Interest expense was $23.0 million for the nine months ended September 30, 2006, compared to $20.9 million in the same period in 2005. The increase was primarily due to the interest rate swap entered into in 2005, offset by higher capitalized interest in 2006. Other (income), net was $(12.4) million for the nine months ended September 30, 2006 compared to $(8.1) million for the nine months ended September 30, 2005. The change was primarily related to higher interest income and foreign exchange gains realized in 2006.

Income Tax Expense

The effective tax rate was 25.5% for the nine months ended September 30, 2006, compared to 28.7% for the same period in 2005. The nine months ended September 30, 2005 included an estimated $9.5 million related to the decision to repatriate undistributed foreign earnings of $175 million under the American Jobs Creation Act of 2004. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at September 30, 2006 compared with December 31, 2005

Net Cash from Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand and borrowing availability under Hospira’s $375 million revolving credit facility.

Operating activities provided net cash of $331.9 million, primarily driven by net income of $190.3 million, non-cash depreciation and amortization charges of $116.2 million, non-cash stock-based compensation expense of $27.8 million, and changes in operating assets and liabilities of $5.5 million, offset by a pre-tax gain on the sale of the Donegal, Ireland facility of $7.9 million. The changes in operating assets and liabilities consist primarily of an increase in trade receivables and inventories, offset by an increase in trade accounts payable and other liabilities and changes in Other, net. The increase in inventory reflected planned normal inventory builds and additional safety stocks to support the business as manufacturing production transfers occur.

Net Cash Used in Investing Activities of $181.8 million includes capital expenditures of $183.6 million for upgrading and expanding manufacturing and administrative support facilities and information technology systems. In addition, investing activities includes proceeds from the sale of the Donegal, Ireland and Montreal, Canada facilities of $19.3 million and the use of cash of $17.5 million for other investments.

Net Cash Used in Financing Activities of $379.2 million consists primarily of common stock repurchases of $299.8 million and payments to Abbott for international net assets of $124.3 million, offset by proceeds from employee stock option exercises and related tax benefits of $43.1 million and an increase in other borrowings, net of $1.8 million.

Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, and funds available from its revolving credit facility will be sufficient to finance its operations, including product development, transition costs, international net asset transfers and capital expenditures, for the foreseeable future.

During the third quarter, Hospira acquired an initial 19.95% equity stake and launched an off-market takeover bid for the remaining shares in BresaGen Limited (“BresaGen”), an Australian public company listed on the Australian Stock Exchange. BresaGen is a biotechnology company that develops protein and peptide therapeutics. Hospira paid $3.2 million for the initial investment, which was accounted for using the equity method. Upon completion of the acquisition, Hospira will fully consolidate BresaGen in its financial statements. Hospira expects to pay $12.6 million for the remaining outstanding shares of BresaGen. In early October 2006, Hospira received acceptance from over 90% of BresaGen shareholders, allowing the acquisition to proceed and expects to complete the acquisition in the fourth quarter of 2006. Hospira expects to finance this acquisition with available cash from operations.

In connection with the financing of the Mayne Pharma acquisition, various banks have committed to provide up to $1.925 billion of acquisition financing, which includes a $500 million three-year term loan facility and a $1.425 billion bridge facility. The remainder of the purchase price will be funded with cash on hand. Borrowings under the term loan facility and bridge facility will bear interest at LIBOR plus a margin that will be determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s as set forth in the following table:

At or higher than A- or A3	BBB+ or Baa1	BBB or Baa2	BBB- or Baa3	Lower than investment grade
0.35%	0.45%	0.60%	0.70%	1.20%

If there is a split rating, the higher rating will apply.  If the ratings differ by more than two gradations, the rating that is one rating above the lower will apply. The acquisition credit facilities will contain covenants similar to those included in Hospira’s existing revolving credit facility.  Hospira anticipates issuing senior debt securities in one or more registered public or exempt offerings in order to refinance any borrowings outstanding under the bridge facility. Upon completion of the acquisition, Hospira will dedicate a significant portion of future cash flow from operations to repaying outstanding debt obligations.

In February 2006, Hospira announced that its board of directors authorized the repurchase of up to $400 million of the company’s common stock. The program authorizes the company to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. As of September 30, 2006, Hospira repurchased 7,584,400 shares for $299.8 million.

Hospira has a five-year $375 million unsecured revolving credit facility, which it entered into on December 16, 2005 (the “Revolver”), and which is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of September 30, 2006, Hospira had no amounts outstanding under the Revolver.

The Revolver and the indenture governing Hospira’s outstanding senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2006, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes. Upon the closing of the Mayne Pharma acquisition, the Revolver will be amended to permit the acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio upon the closing of the acquisition.

Hospira has entered into various loan agreements in conjunction with the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira’s foreign affiliates in their local currency and are used to optimize the capital structure. As of September 30, 2006, Hospira had $7.7 million of such loans outstanding, all of which are classified as short-term.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the United States and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The transfers were completed in the second quarter of 2006. The total amounts paid were $25.7 million and $124.3 million in the third quarter and for the nine months ended September 30, 2006, respectively, and $240.1 million to date.  As of September 30, 2006, Hospira has amounts due to Abbott in the amount of $2.0 million for settlement of certain transfers of net assets. The amount due to Abbott for these settlements is offset by $6.9 million due from Abbott for items that are related to the international business. These items include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of September 30, 2006:

(dollars in millions)

	Payment Due by Period
	Total	2006	2007-2008	2009-2010	2011 and Thereafter
Long-term debt and interest payments	$942.7	$27.0	$77.2	$355.0	$483.5
Lease obligations	182.9	7.3	50.3	43.7	81.6
Purchase commitments (1)	372.8	269.6	102.7	0.5	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	26.4	—	26.4	—	—
Amounts due to Abbott for settlement of certain international net asset transfers (3)	2.0	2.0	—	—	—
Total	$1,526.8	$305.9	$256.6	$399.2	$565.1

(1)       Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of expected capital spending.

(2)       Excludes $129.5 million of other long-term liabilities related primarily to post-retirement benefit obligations.

(3)       The amount due to Abbott for the acquisition of certain international net assets excludes an offsetting amount of $6.9 million for items that are due from Abbott related to the international business. These include amounts due for operating profits and inventory purchases of Hospira products to support the international business.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Christopher B. Begley, and Senior Vice President, Finance and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

Changes in internal controls. During Hospira’s most recent fiscal quarter, there was no change in Hospira’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                           Legal Proceedings

The disclosure contained in Note 10 to the condensed consolidated financial statements included in Part I. Item 1 hereof is incorporated herein by reference.

Item 1A.  Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. The following are additional risk factors as a result of Hospira’s pending acquisitions.

Risks Related to Proposed or Pending Acquisitions

If the acquisition is consummated, the integration of Mayne Pharma into Hospira’s operations may present significant challenges.

Hospira may face significant challenges in combining its operations and product lines with Mayne Pharma in a timely and efficient manner. The Mayne Pharma acquisition will be the largest in Hospira’s history, and successful integration will be important to Hospira’s future success.  This integration will be complex and time-consuming, and may divert management away from day-to-day operations. The integration is also expected to result in significant additional expenses. The failure to successfully integrate Mayne Pharma’s business into Hospira’s business and to manage the challenges presented by the transition process successfully may prevent Hospira from achieving the anticipated potential benefits of the acquisition.

Hospira will incur substantial charges relating to the pending acquisitions.

In addition to integration related expenses, Hospira will also incur other charges and expenses in connection with the pending Mayne Pharma and BresaGen acquisitions, the substantial majority of which would relate to the Mayne Pharma acquisition.  These charges will include purchase accounting charges, such as write-off of in-process research and development and write-up of inventory, as well as expenses related to amortization of intangible expenses after the closing, and will negatively affect Hospira’s results of operations.

The Mayne Pharma acquisition agreement can be terminated if closing conditions are not satisfied or a superior proposal is received.

Hospira entered into an agreement to acquire Mayne Pharma on September 20, 2006. Under the agreement, the acquisition is subject to the satisfaction or waiver of certain closing conditions including approvals by an Australian court, the absence of a material adverse change with respect to Mayne Pharma, receipt of regulatory approvals and other conditions.  On November 3, 2006, the parties received a second request from the FTC in connection with the transaction relating to certain products of both companies.  As a result of the second request, the waiting period under the HSR Act will be extended until 30 days after the parties have substantially complied with the request (unless earlier terminated by the FTC).  Compliance with the second request, and satisfaction of the other conditions may jeopardize or delay completion of the acquisition.  The effect of complying with the second request is uncertain, and may require divestitures of certain products and assets and compliance with other terms, which may harm Hospira’s ability to realize the potential benefits of the transaction. If the conditions are not satisfied by January 31, 2007, Hospira and Mayne Pharma each have certain rights to terminate the agreement. In addition, Mayne Pharma has limited rights to terminate the agreement if it receives a superior acquisition proposal from a third party, subject to paying Hospira a termination fee.

Hospira will incur significant indebtedness in order to finance the acquisition, which may limit its operating flexibility.

In order to finance the acquisition, Hospira expects to incur incremental borrowings of approximately $1.9 billion. As a result, Hospira would have approximately $2.6 billion of debt.  This significant indebtedness may:

•                  require Hospira to dedicate a significant portion of its cash flow from operations to payments on its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;

•                  increase Hospira’s vulnerability to general adverse economic conditions, including increases in interest rates; and

•                  limit Hospira’s flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

In addition, the terms of the loan agreements will contain restrictions on Hospira’s ability to, among other things:

•                  incur additional indebtedness;

•                  create or incur liens;

•                  sell all or substantially all of its assets; and

•                  consolidate or merge with another entity.

These restrictions will be applicable to Hospira after the acquisition. In addition, to the extent that Hospira’s credit ratings are below pre-acquisition levels, borrowing costs would increase.  If Hospira’s credit ratings fall below investment grade, in connection with the refinancing of the bridge loan facility, Hospira could become subject to more stringent restrictions.  These restrictions could include additional covenants, conditions to borrowing, subsidiary guarantees and stock pledges.

Hospira’s credit ratings may be downgraded from its current credit levels and it is possible that its credit ratings could fall below investment grade.

Hospira currently has investment grade credit ratings of BBB+ from Standard & Poor’s and Baa3 from Moody’s. After the Mayne Pharma acquisition was announced, both of these rating agencies placed Hospira’s credit ratings under review for possible downgrade if the Mayne Pharma acquisition is consummated.  It is possible that Hospira’s credit ratings could fall below investment grade. The credit ratings assigned to Hospira’s indebtedness affect its ability to obtain new financing and the cost of financing and credit. If Hospira’s credit ratings were to be further downgraded, its borrowing costs would increase, it may become subject to more stringent covenants and its access to unsecured debt markets could be limited.

Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies.  Each rating should be evaluated independently of any other rating.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1- July 31, 2006	15,758	$42.65	—	$149,822,266
August 1- August 31, 2006	1,383,395	$35.92	1,380,900	$100,233,606
September 1- September 30, 2006	6,123	$37.87	—	$100,233,606
Total	1,405,276	$36.00	1,380,900	$100,233,606

(1)          These shares include:

a.               the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options — 15,758 in July; 2,495 in August, and 6,123 in September; and

b.              the shares purchased on the open market relating to footnote (2) below — no shares in July; 1,380,900 shares in August and no shares in September.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of the company’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006.

Item 6.    Exhibits

A list of exhibits filed herewith or incorporated by reference herein immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: November 8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Scheme Implementation Agreement, dated September 20, 2006, among Hospira, Inc., Hospira Holdings (S.A.) Pty Ltd and Mayne Pharma Limited (incorporated by reference to Exhibit 2.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006).

3.1	Amended and Restated By-laws of Hospira, Inc. (incorporated by reference to Exhibit 3.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2006).

10.1

Summary of terms of employment of Thomas E. Werner (incorporated by reference to Items 1.01 and 5.02 of Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2006).

10.2

Form of Change in Control Agreement between Hospira, Inc. and Thomas E. Werner (incorporated by reference to Exhibit 10.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2006).

10.3

Commitment Letter, dated September 15, 2006, among Morgan Stanley Senior Funding, Inc. and Hospira, Inc. (incorporated by reference to Exhibit 10.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2006).

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