Form 10-K
period 2006-12-31
HOSPIRA INC
filed 2007-02-28
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-31946

HOSPIRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

275 North Field Drive
Lake Forest, Illinois 60045

(Address of principal executive offices, including zip code)

(224) 212-2000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of registrant’s common stock held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $6,738 million.

Registrant had 155,954,485 shares of common stock outstanding as of January 31, 2007.

INCORPORATION OF DOCUMENTS BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from its expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Accordingly, you should not place undue reliance on the forward-looking statements contained in this annual report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the productivity, safety and efficacy of patient care. Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (“I.V.”) fluids. Hospira is also a leading provider of contract manufacturing services to proprietary pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

In 2006, Hospira’s net sales were $2.69 billion, on which it earned net income of $237.7 million. The United States is the largest market for Hospira’s products and accounted for approximately 83% of 2006 sales. Sales outside the United States accounted for the remaining 17% of sales.

Hospira has two reportable segments, U.S. and International, through which its products are sold. For financial information relating to Hospira’s segments and the geographic areas, see Note 11 to the financial statements included in Item 8 of this document. As each reportable segment produces and sells similar products and services, unless the context requires otherwise, the disclosure in Items 1 and 1A relates to both reportable segments.

General Development of Business

Hospira was incorporated in Delaware on September 16, 2003 as a wholly owned subsidiary of Abbott Laboratories. Hospira’s business first began operation as part of Abbott in the 1930s. As part of a plan to spin off its core hospital products business, Abbott transferred the assets and liabilities relating to Hospira’s business to Hospira and, on April 30, 2004, distributed Hospira’s common stock to Abbott’s shareholders. On that date, Hospira began operating as an independent company, and on May 3, 2004,

Hospira’s common stock began trading on the New York Stock Exchange under the symbol “HSP.” The transfer of assets and liabilities to Hospira, and distribution of Hospira common stock as described above, are sometimes referred to in this document as the “spin-off,” and April 30, 2004 is sometimes referred to as the “spin-off date.” As Hospira’s business was conducted by Abbott before the spin-off, references in this annual report to Hospira’s historical assets, liabilities, products, businesses or activities before the spin-off date are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Hospira’s business as it was conducted as a part of Abbott.

Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira’s business outside the United States were transferred from Abbott over the two-year period after the spin-off. These transfers were completed during 2006.

On September 20, 2006, Hospira entered into an agreement to acquire Mayne Pharma Limited, an Australian-based specialty injectable pharmaceutical company listed on the Australian Stock Exchange, for approximately $2.0 billion in cash. The acquisition was completed on February 2, 2007. Hospira financed the acquisition through approximately $120 million of cash on hand and $1.925 billion of borrowings under new credit facilities. Hospira’s financial statements included in this report do not include the financial results of Mayne Pharma for any of the periods or at any of the dates presented. Unless the context shall require otherwise, this Item 1 describes Hospira’s business conducted through December 31, 2006, without regard to the Mayne Pharma acquisition. A more detailed description of Mayne Pharma’s business is included in this Item 1 under “—Mayne Pharma.”

Products

Hospira offers the following types of products and services:

Type	Description
Specialty Injectable Pharmaceuticals	• Approximately 130 injectable generic drugs in more than 600 dosages and formulations • Precedex® (dexmedetomidine HCl), a proprietary drug for sedation
Medication Delivery Systems

•  Medication management systems that include electronic pumps and sets for I.V. drug delivery, and patient-controlled analgesia devices for pain management

•  Hospira MedNet® safety software system

•  I.V. solutions, nutritional products and gravity sets

Injectable Pharmaceutical Contract Manufacturing	• Formulation development, filling and finishing of injectable pharmaceuticals on a contract basis for proprietary pharmaceutical and biotechnology companies
Other	• Hemodynamic monitoring systems used in the intensive care setting, critical care units to measure cardiac output and blood flow, and brain-function monitoring devices

Specialty Injectable Pharmaceuticals

Hospira’s specialty injectable pharmaceutical products primarily consist of generic injectable pharmaceuticals, which provide customers with a lower-cost alternative to branded products whose patents have expired. As of December 31, 2006, Hospira had approximately 130 generic injectable products in more than 600 dosages and formulations. These drugs’ therapeutic areas include analgesia, anesthesia, anti-infective, cardiovascular, oncology and other. All of Hospira’s generic injectable pharmaceuticals include unit-of-use bar-code labels that can be used to support medication management efforts. Hospira procures the active pharmaceutical ingredients in these products from third-party suppliers. During 2006, Hospira launched several new generic injectable pharmaceutical products, including ampicillin sulbactam, carboplatin, ciprofloxacin, foscarnet, ondansetron and propofol.

Hospira believes that novel drug delivery formulations and formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers’ efforts to enhance safety, increase productivity and reduce waste. Hospira’s drug delivery formats include standard offerings in ampoules and flip-top vials, which clinicians can use with standard syringes. Hospira’s proprietary drug delivery options include Carpuject® and iSecureTM prefilled syringes, Ansyr® prefilled needleless emergency syringe systems, First Choice® ready-to-use premixed formulations and the ADD-Vantage® system for preparing drug solutions from prepackaged drug powders or concentrates.

Hospira’s specialty injectable pharmaceutical product portfolio also includes Precedex® (dexmedetomidine HCl), a proprietary sedative that is used in the intensive care setting. Precedex® is a registered trademark of Orion Corporation and is licensed to Hospira by Orion.

Medication Delivery Systems

The subgroups of the medication delivery systems market that Hospira serves are (1) medication management systems, which include electronic drug delivery pumps, safety software, administration sets and accessories, and related services; and (2) infusion therapy solutions and products that are used to deliver I.V. fluids and medications to patients.

Medication Management Systems.   Medication management systems include electronic drug delivery pumps, safety software and administration sets that are used to deliver I.V. fluids and medications. Hospira also offers services relating to these products. Worldwide, Hospira estimates that more than 400,000 of its electronic drug delivery pumps were in use as of December 31, 2006.

Hospira’s electronic delivery pumps include its next-generation patient-controlled analgesia device, the LifeCare PCA®; the Plum A+® general infusion pump; the Plum A+®3 (triple-channel) infusion system; the GemStar® ambulatory infusion pump; and the OmniFlow® 4000 Plus multi-channel pump. In late 2006, Hospira launched the Symbiq™ infusion system, designed for ease of use, which can be sold with built-in Hospira MedNet® safety software.  Hospira also offers disposable administration sets designed to fit the specific drug delivery pumps. Consulting services and software maintenance agreements are also offered.

Hospira believes that electronic drug delivery pumps with enhanced systems capabilities have become a key contributor in efforts to improve medication management programs and decrease the incidence of medication errors. Some of Hospira’s pumps use bar coding to read drug labels that are compatible with other Hospira products, reducing the opportunity for drug infusion errors. Hospira offers the Hospira MedNet® safety software system, which has been designed to enable hospitals to customize intravenous drug dosage limits and track drug delivery to prevent medication errors. Through its drug library and programmable drug dosage limits, the system can help ensure that medication is infused within hospital-defined dose guidelines and best practices. The wireless network version of the Hospira MedNet® system establishes real-time send-and-receive capability and can interface with hospital and pharmacy information systems. Hospira continues to work with information technology companies to integrate the Hospira MedNet® system with other systems.

The Hospira MedNet® system is available in the Symbiq™ infusion system, and also for the Plum A+® infusion pump, the Plum A+®3 (triple-channel) infusion system and the LifeCare PCA® patient-controlled analgesia device, which  together represent the majority of Hospira’s line of electronic drug delivery pumps. Hospira believes that the Hospira MedNet® system had penetrated approximately 42% of the compatible Plum A+® and patient-controlled analgesia installed base by December 31, 2006.

Infusion Therapy Solutions and Supplies.   Hospira offers infusion therapy solutions and supplies that include I.V. solutions for general use, I.V. nutrition products, and solutions for the washing and cleansing of wounds or surgical sites. All of Hospira’s injectable I.V. solutions include unit-of-use bar-code labels that can be used to support medication management efforts. Hospira’s line of infusion therapy supplies includes administration sets used in gravity I.V. administration, I.V. catheters and safety devices that are used to facilitate delivery of I.V. fluids and medications without the use of needles. During 2006, Hospira launched the VisIV™ next-generation non-PVC, non-DEHP I.V. container, an I.V. bag with advanced safety and environmentally friendly features.

Hospira offers needlestick safety products and programs to support its customers’ needlestick prevention initiatives. LifeShield® CLAVE® and MicroCLAVE® connectors are one-piece valves that directly connect syringes filled with medications to a patient’s I.V. line without the use of needles. ICU Medical, Inc.’s (“ICU Medical”) CLAVE® connectors are a component of administration sets sold by Hospira to its customers in the United States and select markets outside the United States.

Injectable Pharmaceutical Contract Manufacturing

Through its One 2 One® manufacturing services group, Hospira provides contract manufacturing services for formulation development, filling and finishing of injectable drugs worldwide. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira’s One 2 One® manufacturing services group does not manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services, including solutions preparation, sterile filling, lyophilization (freeze drying), terminal sterilization and packaging, and has expertise in formulation development, analytical development and regulatory services. Client companies can choose from a variety of delivery systems that include vials, flexible containers, prefilled syringes and proprietary drug delivery systems such as ADD-Vantage®. One 2 One® serves numerous customers, including many of the largest global proprietary pharmaceutical companies.

Other

Other sales include critical care devices and the SEDLine® brain-function monitoring system. Critical care devices are used to monitor vital signs as well as specific physiologic functions of key organ systems. Hospira provides hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients. Hospira’s critical care devices include its Transpac® disposable blood-pressure-sensing devices, Safeset™ Blood Sampling System, and various catheter systems.

Customers, Sales and Distribution

The United States accounted for approximately 83% of Hospira’s 2006 net sales. Hospira’s primary customers in the United States include hospitals, integrated delivery networks and alternate site facilities. A substantial portion of Hospira’s products is sold to group purchasing organization (“GPO”) member hospitals and through wholesalers and distributors. Sales through the four largest wholesalers that supply products to many end-users accounted for approximately 41% of total net sales during 2006. As end-users of Hospira’s products have multiple ways to access Hospira’s products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has pricing agreements for specified products with the major GPOs in the United States, including AmeriNet, Inc.; Broadlane Healthcare Corporation; Consorta, Inc.; HealthTrust Purchasing Group; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

Hospira’s sales organization includes sales professionals, who sell across its major product lines, as well as product specialists who detail and promote its medication delivery systems, and sales personnel who market and sell Precedex® and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major GPOs.

In the United States, Hospira’s products are primarily distributed through a network of five distribution facilities as well as through external distributors. The U.S. distribution facilities Hospira operates are located in Atlanta, Georgia; Dallas, Texas; King of Prussia, Pennsylvania; Los Angeles, California; and Pleasant Prairie, Wisconsin.

Sales in markets outside the United States comprised approximately 17% of 2006 net sales. Hospira manages its international operations through four international regional hubs in Amsterdam, The Netherlands; Montreal, Canada; Mexico City, Mexico; and Osaka, Japan. Hospira has direct commercial infrastructure in some countries and operates through distributors in others. Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira’s business outside the United States were transferred from Abbott over the two-year period after the spin-off. These transfers were completed during 2006.

Hospira’s primary customers in markets outside the United States are hospitals and wholesalers that Hospira serves through its own sales force and its distributors. The majority of Hospira’s business outside the United States is conducted through contracting with individual hospitals or through regional or national tenders whereby Hospira submits bids to sell its products.

Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales.

Product Development

Hospira’s development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management systems. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira primarily engages in programs to bring new products to market that are unique or that enhance the effectiveness, ease of use, productivity, safety and reliability of existing product lines, and that expand the use of Hospira’s products in new markets or new applications. Hospira operates product development facilities located in Clayton, North Carolina; Lake County, Illinois; McPherson, Kansas; Morgan Hill, California; and San Diego, California.

Hospira is actively working to develop and commercialize biosimilar products, which are sometimes referred to as “generic” versions of biopharmaceuticals or biologics. Biosimilar products are large-protein molecules derived from genetically modified cell lines. In 2006, Hospira entered into collaboration agreements with STADA Arzneimittel AG and BIOCEUTICALS Arzneimittel AG relating to the development, manufacturing and distribution of a biosimilar version of erythropoietin. Therapeutic erythropoietin is used primarily in the treatment of anemia in dialysis and in certain oncology applications. During 2006, Hospira acquired BresaGen Limited, a biotechnology company based in Adelaide, South Australia. BresaGen provides protein and peptide manufacturing and cell line development capabilities, which Hospira believes are important competencies to support its biosimilar efforts.

Hospira’s key programs in the area of medication management systems include the development of advanced infusion platforms and systems, including its Hospira MedNet® safety software system, and systems that emphasize ease of use for clinicians, including its SymbiqTM infusion pump. Hospira has entered into alliances with several leading information technology companies to develop interfaces that enable the Hospira MedNet® system to be used with a variety of hospital information systems and to improve cost efficiencies in patient management. Hospira expects to continue entering into strategic alliances as part of its “open system architecture” strategy for the Hospira MedNet® system.

Hospira’s research and development expenses were $161.6 million in 2006, $138.8 million in 2005 and $119.6 million in 2004.

Manufacturing

As of December 31, 2006, Hospira operated 14 manufacturing facilities globally. Hospira’s principal manufacturing facilities are identified in Item 2 of this report.

Hospira closed its Donegal, Ireland facility in late 2006, and expects to close the Ashland, Ohio facility later in 2007 and the Montreal, Canada facility by the first half of 2008. Hospira expects to phase out production at the North Chicago, Illinois facility, which is leased from Abbott under a 10-year lease expiring in 2014, on an accelerated time frame with most of the phase-out occurring by early 2010. Production of the primary products at these facilities is moving to other Hospira facilities and/or being outsourced to third-party suppliers. During 2006, Hospira began a $60 million expansion of manufacturing capacity at the McPherson, Kansas facility, in part to accommodate some of the production from the North Chicago facility.

Hospira’s two largest facilities, located in Rocky Mount, North Carolina and Austin, Texas account for a significant portion of Hospira’s manufacturing output. While Hospira has not experienced a significant interruption of manufacturing at those facilities, such an interruption could materially and adversely affect Hospira’s ability to manufacture and sell its products.

Raw Materials and Components

While Hospira produces some raw materials and components at its manufacturing sites, the majority of raw materials and components that it uses are sourced externally on a global basis. Hospira procures the active pharmaceutical ingredients in its drug products from third-party suppliers.

Although many of the raw materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on proprietary components available exclusively from ICU Medical. ICU Medical’s CLAVE® and MicroCLAVE® connector products are components of administration sets that represented approximately 14% of Hospira’s 2006 sales. Hospira also purchases a significant portion of its critical care products from ICU Medical, pursuant to its long-term manufacturing, commercialization and development agreement with ICU Medical entered into during 2005. In addition, Hospira purchases some of its raw materials and components from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

In order to manage risk, Hospira continually evaluates alternate-source suppliers, although it does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology, Hospira does not believe that the loss of any existing supply arrangement

(other than its CLAVE® supply arrangement with ICU Medical, which continues through 2014) would have a material adverse effect on its business.

Quality Assurance

Hospira has developed and implemented quality systems and concepts throughout its organization. Hospira is actively involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies. In addition, Hospira’s facilities are subject to periodic inspection by the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities. In the past, Hospira’s business has received notices alleging violations of applicable regulations and standards, and Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues. These matters have not materially impacted Hospira’s ability to market and sell its products.

Competition

Hospira’s industry is highly competitive. Hospira competes with many companies, both public and private, that range from small, highly focused companies to large diversified healthcare manufacturers. Hospira believes that the most effective competitors in its industry are focused on product quality and performance, breadth of product offering, manufacturing efficiency and the ability to develop and deliver cost-effective products that help hospitals provide high quality care in an environment that requires increasing levels of efficiency and productivity.

Hospira’s most significant competitors in specialty injectable pharmaceuticals include Abraxis BioScience, Inc., Baxter International Inc. and Teva Pharmaceuticals, as well as divisions of several multinational pharmaceutical companies. Local manufacturers of specialty injectable pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira’s most significant competitors in medication delivery systems include Baxter, Becton, Dickinson and Company, B. Braun Melsungen AG, Cardinal Healthcare Inc., Fresenius Medical Care AG and Terumo Medical Corporation. Baxter, Cardinal and Patheon, Inc. are significant competitors of Hospira’s contract manufacturing business. Edwards Lifesciences Corporation is a significant competitor in critical care monitoring devices.

Hospira believes that it is one of the leading competitors, in terms of U.S. market share, in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that it must continue to invest significantly in, and successfully execute, its research and product development activities, optimize its manufacturing efficiency and productivity, increase its international presence and successfully integrate Mayne Pharma’s business into its operations to further its competitive position. Particularly, within its specialty injectable product line, Hospira seeks to maximize its opportunity to establish a “first-to-market” position for its generic injectable drugs and, within its medication delivery systems product line, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery. These efforts will depend heavily on the success of Hospira’s research and development programs.

Patents, Trademarks and Other Intellectual Property

When possible, Hospira seeks patent and trademark protection for its products. Hospira owns, or has licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. However, Hospira does not consider any one or more of these patents, patent applications, trademarks and trademark applications to be material in relation to its business as a whole.

Employees

As of December 31, 2006, Hospira had approximately 13,000 employees. Approximately 8,000 employees were in the United States. Upon the completion of the Mayne Pharma acquisition, Hospira had approximately 15,000 employees. Employees at the Ashland, Ohio manufacturing facility, and a significant portion of Hospira’s employees outside of the United States, are members of works councils or trade unions.

Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent them.

Governmental Regulation and Other Matters

Laws and regulations that significantly affect Hospira’s business and operations are described below. Hospira believes that it is in material compliance with applicable laws and regulations, including those described below.

Food and Drug Laws

Most of Hospira’s products and facilities are subject to regulation by the FDA and national and supranational regulatory authorities outside the United States, including Health Canada (Health Products and Foods Branch) and the European Agency for the Evaluation of Medicinal Products for Human Use. Hospira’s marketed drugs and devices are subject to regulation with respect to, among other matters, manufacturing, post-marketing studies in humans, advertising and promotional activities and materials, product labeling, and post-marketing surveillance and reporting of adverse events.

All aspects of the manufacturing of regulated products are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with relevant good manufacturing practices. Hospira’s manufacturing facilities are subject to periodic and for-cause inspections to verify compliance with good manufacturing practices. New manufacturing facilities or the expansion of existing facilities will require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with good manufacturing practices, it may take various enforcement actions, including, but not limited to, issuing a warning letter or similar correspondence, mandating a product recall, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. See “Item 1A. Risk Factors—Hospira and its suppliers and customers are subject to various governmental regulations and it could be costly to comply with these regulations and to develop compliant products and processes.”

Hospira’s sales and marketing activities for regulated products, particularly prescription drugs and certain medical devices, are also highly regulated. Regulatory authorities have the power to mandate the discontinuance of promotional materials, practices and programs if they include information that is beyond the scope of the indications included in the approved or cleared labeling or is not in compliance with specific regulatory requirements.

Some of Hospira’s drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration (“DEA”) and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion. Violation of controlled substance statutes and regulations may result in substantial civil and criminal penalties.

Hospira has begun investing in the development of biosimilar products, which are generic and/or similar versions of currently marketed biologic pharmaceuticals. In November 2005, the European Medicines Agency implemented guidelines directed at the approval pathway for all generic biologic pharmaceuticals in the European Union. In the United States, there is no specific regulatory pathway for abbreviated approval of the majority of biologic pharmaceuticals. For historical reasons, some biologic pharmaceuticals, such as human insulin and human growth hormones, are approved under the Food Drug and Cosmetic Act (the “FDCA”), while most other biologic pharmaceuticals are approved under the Public Health Services Act (the “PHS”). The Drug Price Competition and Patent Term Restoration Act of 1984, which is generally known as the Hatch-Waxman Act, amended the FDCA and established an abbreviated approval pathway for generic versions of referenced drug products approved under FDCA. Although the FDA has been willing to recognize an abbreviated approval pathway for generic versions of biologic pharmaceuticals approved under the FDCA, the FDA has been unwilling to recognize an abbreviated approval pathway for generic versions of biologic pharmaceuticals approved under the PHS. Without a similar “Hatch-Waxman” abbreviated approval pathway in the PHS, it is unlikely the FDA will approve a generic, or off-patent, version of a referenced biologic pharmaceutical without independent clinical studies that support the products’ safety and effectiveness.

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to the federal anti-kickback statute, which applies to Medicare, Medicaid, and other federal and state programs. This statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referrals or purchase, or in return for recommending or arranging for the referral or purchase, of goods covered by the programs. The anti-kickback law provides a number of exceptions or “safe harbors” for particular types of transactions. Hospira believes that its arrangements with its customers are in material compliance with the anti-kickback statute and relevant safe harbors. While Hospira generally does not file claims for reimbursement from government payors, the federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Hospira believes that its arrangements with and actions in regard to its claims-filing customers are in material compliance with the Federal False Claims Act. Many states have similar fraud and abuse laws, and Hospira believes that it is in material compliance with those laws. If it were determined that Hospira was not in compliance with those laws, however, Hospira could be subject to criminal and/or civil liability, exclusion from participation in Medicare, Medicaid and other state and federal programs, or other material adverse effects.

Environmental Laws

Hospira’s manufacturing operations are subject to many requirements under environmental laws. In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws which restrict the emission of pollutants into the air, the discharge of pollutants into bodies of water and the disposal of hazardous substances. Violations of these laws can result in significant civil and criminal penalties, and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the United States, the environmental laws and their enforcement vary, and can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This does not currently have a significant impact on Hospira’s products, but such laws are expanding rapidly in Europe. Hospira has management systems in place that are intended to minimize the potential for violation of these laws.

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

Safety and Health Laws

In the United States, the Occupational Safety and Health Act sets forth requirements for conditions of the workplace. Hospira’s operations are subject to many of these requirements, particularly in connection with Hospira’s employees’ use of equipment and chemicals at manufacturing sites that pose a potential health or safety hazard. Violation of these laws can result in civil and criminal penalties.

Transportation Laws

Hospira’s operations include transporting materials defined as “hazardous” over land, over sea and through the air. All of these activities are regulated under laws administered by the U.S. Department of Transportation and similar agencies outside the United States. They include complex requirements for packing, labeling and recordkeeping, and the failure to comply can result in civil and criminal sanctions.

Customs Laws

The import and export of many goods across national borders are heavily regulated, especially in the United States. As the importer and exporter of many shipments each year, Hospira must comply with all customs regulations and pay fees and duties on certain shipments. Failure to comply can result in significant financial penalties and criminal sanctions.

Other Laws

The laws of some states and foreign countries regulate the safety of Hospira’s products in the marketplace to a greater extent than FDA requirements. For example, under California’s Safe Drinking Water and Toxic Enforcement Act of 1986, also known as “Proposition 65,” the state has established a list of chemicals considered to be hazardous. If, as a result of the sale in California of a product containing a listed chemical, a person is exposed to the chemical, the seller of that product must provide that person with a warning. Monetary penalties for non-compliance can be substantial, although there are no criminal sanctions.

Hospira is also subject to a variety of state and foreign compliance, disclosure and anti-fraud laws, non-compliance with which can result in significant financial penalties and criminal sanctions. As Hospira operates internationally, Hospira is subject to U.S. regulations that apply to international operations, including trade laws, the Foreign Corrupt Practices Act and anti-boycott laws.

Spin-Off from Abbott

Hospira became an independent public company pursuant to a spin-off from Abbott Laboratories on April 30, 2004. At that time, Hospira and Abbott entered into various agreements, including agreements that defined the parties’ rights and obligations regarding the spin-off, transitional agreements to support Hospira’s business and commercial infrastructure, and lease agreements. The parties also agreed that legal title to certain assets and liabilities used in Hospira’s international operations would be transferred to Hospira over the two years after the spin-off. During 2006, Hospira and Abbott completed the transitional agreements and all of the transfers of such international assets and liabilities. Some commercial agreements relating to the supply of products among the parties remain in place through 2008, and the lease of the North Chicago, Illinois manufacturing facility remains in force through 2014.

Except as otherwise agreed by the parties, Hospira assumed all liabilities of Abbott and its subsidiaries to the extent relating to, arising out of or resulting from any matter occurring or existing prior to the spin-off to the extent such liabilities relate to, arise out of or result from Hospira’s business and assets. The liabilities that Hospira assumed include, among other things, liabilities for any claims or legal proceedings related to products that had been part of Hospira’s business, but were discontinued prior to the spin-off. However, Hospira did not assume certain liabilities of Abbott or its subsidiaries relating to allegations in pending or future investigations and lawsuits that Hospira’s business engaged in improper marketing and pricing practices as described in “Item 3. Legal Proceedings—Marketing and Pricing Cases.”  In addition, Abbott is liable generally for all pre-spin-off U.S. federal income taxes, foreign taxes and certain state taxes attributable to Hospira’s business. Hospira generally is liable for all other taxes attributable to its business.

Hospira generally assumed all employment-related obligations and liabilities for all U.S. employees who transferred employment to Hospira in connection with the spin-off, including salaries and vacation, except as otherwise agreed by the parties. Abbott generally retained responsibility for all employment-related obligations and liabilities for U.S. non-union employees who terminated their employment or retired prior to the spin-off or who otherwise did not transfer employment to Hospira in connection with the spin-off, except as otherwise provided in the agreement. Abbott retained liabilities for post-retirement medical, dental and life insurance benefits for U.S. non-union employees who were retired at the time of the spin-off and for those U.S. non-union employees who were eligible to retire as of the time of the spin-off (commencing on or after their retirement with Hospira), for other medical and dental claims which were incurred by employees of Hospira’s business prior to the spin-off, and for certain deferred compensation and supplemental pension obligations, subject in all cases to the terms of the spin-off and the applicable Abbott plans. Hospira assumed and is liable for the pension and other benefits of Hospira’s current and former union employees at its Ashland, Ohio site. Hospira’s obligations with respect to employees outside the United States are governed in accordance with the terms of applicable local plans and local law.

Mayne Pharma

Business Overview

Mayne Pharma is an international specialty injectable pharmaceutical company, and has a portfolio of generic injectable products focused primarily on the treatment of cancer. Therapeutic areas of its products include anti-cancer agents, anti-infective, pain management and other areas. Mayne Pharma also provides contract manufacturing services, and produces and sells oral pharmaceutical products. Mayne Pharma has a direct commercial presence in 20 countries and indirect distribution in over 45 countries. Mayne Pharma had AUD788.9 million of revenues during its fiscal year ended June 30, 2006, as reported under Australian International Financial Reporting Standards (“AIFRS”). References to “AUD” in this report are to Australian dollars. The exchange rate on the closing date of the acquisition was $1.00 to AUD0.775.

On November 21, 2005, Mayne Pharma was established as an independent company listed on the Australian Stock Exchange, upon its demerger from Mayne Group Limited, an Australian health-care company (now Symbion Health Limited). Hospira completed its purchase of Mayne Pharma on February 2, 2007.

References in this subsection to the “2006 fiscal year” refer to Mayne’s fiscal year ended June 30, 2006.

Products

Mayne Pharma’s key injectable pharmaceutical products in the 2006 fiscal year were:

•       paclitaxel, a drug for the treatment of ovarian, breast and non-small cell lung cancer;

•       pamidronate, an oncology drug used to treat a condition involving excess calcium in the blood, which may be associated with certain types of cancer;

•       irinotecan, a drug for the treatment of cancer of the colon or rectum;

•       MVI®, injectable multivitamins for nutrition; and

•       carboplatin, a drug for the treatment of ovarian cancer.

Mayne Pharma received marketing authorization in September 2006 for its oxaliplatin product from the United Kingdom Medicines and Healthcare Products Regulatory Agency, which followed a ruling from the United Kingdom High Court, which found in favor of Mayne Pharma in regard to certain patents for its oxaliplatin product. An appeal of the court decision was withdrawn by the innovator in January 2007. Mayne Pharma also has received marketing authorization in other territories, including Germany, France, Sweden and Australia. Oxaliplatin is one of the largest anti-cancer pharmaceutical products in the world by sales.

Commercial Operations

Mayne Pharma has operations in three regions: Europe, Middle East and Africa (“EMEA”), Asia Pacific and the Americas. Mayne Pharma’s primary customers are hospital pharmacists and oncologists. The major distribution channels for Mayne Pharma’s injectable products are hospitals and clinics as well as distributors, group purchasing organizations and governments through tender and bid processes.

As reported under AIFRS, EMEA operations generated AUD391.0 million of sales revenue in the 2006 fiscal year. In Europe, Mayne Pharma has a direct presence in 13 countries, including France, Germany, Italy, Spain and the United Kingdom. Mayne Pharma has distribution arrangements in over 40 other countries across the EMEA.

As reported under AIFRS, Mayne Pharma’s Asia Pacific operations generated AUD194.4 million of sales revenue in the 2006 fiscal year. Mayne Pharma has a direct presence in Australia, Hong Kong, Malaysia, New Zealand and Singapore. Mayne Pharma operates through joint ventures or distributors in several other countries across the region.

As reported under AIFRS, Mayne Pharma’s Americas operations generated AUD203.5 million of sales revenue for the 2006 fiscal year. Mayne Pharma has a direct presence in the United States and Canada.

Research and Development

Mayne Pharma’s research and development activities are focused on oncology and related drugs, and it aims to develop generic products that have one or more characteristics that make it difficult for competitors to develop competing products. Mayne Pharma’s research and development activities are conducted primarily at Mayne Pharma’s facility in Mulgrave, Victoria, Australia. Mayne Pharma also has established relationships with research and development partners in low-cost and generic-friendly environments, such as India. In recent years, Mayne Pharma has also entered into a number of product in-licensing agreements, involving the sale of products under license from third parties, to expand its product portfolio.

Manufacturing Facilities

Mayne Pharma’s principal manufacturing facilities are identified in Item 2 of this report. Mayne Pharma’s primary injectable drug manufacturing facility is its Mulgrave facility. Products produced at the Mulgrave facility generated a majority of its 2006 fiscal year revenue. A significant disruption to its operations at this site, even on a short-term basis, could materially hinder Mayne Pharma’s ability to produce and ship products on a timely basis.

Raw Materials

Mayne Pharma produces the active pharmaceutical ingredient for paclitaxel at its Boulder, Colorado facility and sources the active pharmaceutical ingredients for its other products from third parties. Mayne Pharma has established relationships with a number of FDA-approved suppliers of active pharmaceutical ingredients and works very closely with them to ensure continuity of supply while maintaining material quality and reliability.

Competition

EMEA.   Generic penetration rates in the EMEA region vary due to wide variations in the structure of health care systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. Because the European market is fragmented, with different policies and levels of generic penetration in each country, the competition for generic pharmaceuticals is less intense than in the United States, which is a largely homogenous market with a higher level of generic drug usage. In Europe, competitors tend to vary by country and are often smaller than those in the United States, although some consolidation and geographic expansion is now occurring. Teva is the only company that competes with Mayne Pharma in the generic oncology market across the EMEA region. Mayne Pharma’s other key competitors vary from country to country.

Asia Pacific.   In Australia, generic penetration is growing primarily due to changes in government support. Australian laws have been introduced to allow for easier compulsory substitution of generic for branded pharmaceuticals, as a response to pressure to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products. Competitors include the Sandoz division of Novartis, a number of smaller competitors and the innovator companies.

In the Asian region, Mayne Pharma sells its products primarily to public and private hospitals. Mayne Pharma’s competition in the Asian region tends to be with the innovator companies rather than local generic competitors.

United States and Canada.   As significantly higher levels of expertise and investment are required for injectable oncology pharmaceutical product manufacturing than for oral dose pharmaceutical manufacturing, there are relatively few companies that compete in this market when compared to the larger oral generics market. Mayne Pharma’s main competitors include Abraxis BioScience, Bedford Laboratories (a division of Boehringer Ingelheim) and Teva.

Internet Information

Copies of Hospira’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations section of Hospira’s Web site (www.hospira.com) as soon as reasonably practicable after Hospira electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Hospira’s corporate governance guidelines, code of business conduct and the charters of its audit, compensation and governance and public policy committees are all available in the Investor Relations section of Hospira’s Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

Item 1A. Risk Factors

Hospira’s business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira’s sales and results of operations to fluctuate significantly; (2) Hospira’s past performance to not be indicative of future performance; and (3) Hospira’s actual performance to differ materially from Hospira’s expectations or projections. The risks described below apply to Hospira’s business after giving effect to the Mayne Pharma acquisition and may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also impair its business operations.

Risks Relating to the Mayne Pharma Acquisition and Related Transactions

The integration of Mayne Pharma into Hospira’s operations will present significant challenges.

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma Limited. Hospira will face significant challenges in combining its operations and product lines with Mayne Pharma in a timely and efficient manner. The Mayne Pharma acquisition was the largest in Hospira’s history, and successful integration will be important to Hospira’s future success. In connection with the integration, Hospira will identify and eliminate duplicative functions, retain other key functions and personnel, terminate various contractual arrangements and transition its management structure to the new combined company. This integration will be complex and time-consuming, may divert management away from day-to-day operations and may disrupt ordinary operations. If Hospira does not identify the right functions to be eliminated or retained, it may not realize the expected cost savings and synergies from the acquisition. Hospira may not be able to retain key personnel to efficiently operate the business. Integration of Mayne Pharma will also require Hospira to modify its operational and financial systems and cause Mayne Pharma’s internal control over financial reporting to comply with the Sarbanes-Oxley Act of 2002. The integration will result in significant additional expenses, currently estimated to be approximately $95 million to $110 million over the two year period following the acquisition. The substantial majority of such expenses will be incurred in cash. Hospira may incur greater-than-expected costs in connection with the integration if it experiences difficulties or encounters issues not currently known to it. As Hospira and Mayne Pharma offer some similar products in the same markets, Hospira may not be able to retain all historical sales of those products.

The failure to successfully integrate Mayne Pharma’s business into Hospira’s business and manage the challenges presented by the integration process may prevent Hospira from achieving the anticipated potential benefits of the acquisition, may lead to significant costs and may harm Hospira’s future profitability.

Hospira has incurred significant indebtedness in order to finance the Mayne Pharma acquisition, which may limit its operating flexibility.

To finance the Mayne Pharma acquisition, Hospira has incurred additional borrowings of approximately $1.9 billion in the aggregate under a one-year bridge loan facility and a three-year term loan facility. As a result, as of February 1, 2007, Hospira had approximately $2.6 billion of debt.

This significant indebtedness will require Hospira to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes. During 2006, Hospira incurred approximately $31.0 million in interest expense. In 2007, interest expense is expected to increase to approximately $130 million to $140 million, assuming Hospira maintains its existing credit ratings and is able to refinance amounts due under the bridge loan facility in market conditions similar to current market conditions. Hospira will also be required to make minimum principal payments under the term loan facility of $50 million in 2007, $200 million in 2008 and $250 million in 2009. These amounts will be reduced if Hospira prepays the principal in earlier periods.

In addition, this significant indebtedness will:

•       increase Hospira’s vulnerability to general adverse economic conditions, including increases in interest rates; and

•       limit Hospira’s flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

The terms of the loan agreements contain restrictions on Hospira’s ability to, among other things:

•       incur additional indebtedness;

•       create or incur liens;

•       sell all or substantially all of its assets; and

•       consolidate or merge with another entity.

Hospira must also maintain a minimum interest coverage ratio and is subject to a maximum leverage ratio throughout the life of the loan facilities. If Hospira does not comply with the covenants and restrictions under the agreements governing its indebtedness, Hospira would be in default under the agreements and, if the lenders do not waive such default, the lenders may accelerate the amounts borrowed. If the loans are accelerated, Hospira may be unable to repay the amounts due to the lenders or obtain additional or replacement financing on favorable terms or at all, which would have a material adverse effect on Hospira’s financial condition.

Hospira’s credit rating has been downgraded by Standard and Poor’s and future downgrades are possible. A further downgrade will increase Hospira’s cost of borrowing.

As a result of the Mayne Pharma acquisition, Hospira’s credit rating was downgraded from BBB+ to BBB by Standard & Poor’s. While Moody’s maintained Hospira’s credit rating at Baa3, which is the lowest investment grade rating, the rating outlook was changed from stable to negative. It is possible that Hospira’s credit ratings could be further downgraded and fall below investment grade from both agencies. The credit ratings assigned to Hospira’s indebtedness affect its ability to obtain new financing and the cost of financing and credit. The amount of interest payable under Hospira’s loan facilities depends on Hospira’s credit ratings. If Hospira’s credit ratings were to be further downgraded, its borrowing costs would increase, and its access to unsecured debt markets could be limited.

Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

Hospira may not be able to refinance amounts borrowed under its bridge loan facility on favorable terms or at all.

Hospira owes approximately $1.425 billion under the bridge loan facility entered into to finance the Mayne Pharma acquisition. The bridge loan facility matures in January 2008. Hospira intends to refinance the bridge loan facility before it matures through the sale of long-term bonds. Hospira’s ability to refinance the bridge loan facility in a timely manner and at favorable terms depends on several factors, including Hospira’s credit ratings, general economic conditions, capital markets and interest rate levels.

Hospira may not be able to refinance the bridge loan facility. If Hospira is able to refinance the bridge loan facility, the terms of the refinancing may not be as favorable as the terms of the bridge loan facility. If Hospira does not maintain investment grade credit ratings, it may be more difficult to refinance the bridge loan facility, the cost of borrowing would increase substantially and Hospira would become subject to more stringent covenants and restrictions on its business. If Hospira fails to refinance the credit facility on favorable terms or at all, such failure could have a material adverse effect on its business and financial condition.

Hospira will incur substantial charges relating to the Mayne Pharma acquisition.

In addition to integration-related expenses, Hospira will also incur other charges in connection with the Mayne Pharma acquisition. These will include purchase accounting charges, such as the write-off of in-process research and development and the write-up of inventory, as well as the amortization of intangible assets. These charges will negatively affect Hospira’s results of operations.

Risks Related to Hospira’s Business and Industries

Hospira faces significant competition and may not be able to compete effectively.

The healthcare industry is highly competitive. Hospira competes with many companies ranging from small start-up enterprises to multinational companies that are larger than Hospira and have access to greater financial, marketing, technical and other resources than Hospira. Hospira’s present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. Hospira faces strong competition from one or more large competitors in each of its major product lines. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives, increasing its international presence and lowering its operating costs. These initiatives may result in significant expenditures and ultimately may not be successful.

Many of Hospira’s products are not protected by patents or other proprietary rights and are therefore not entitled to market exclusivity. In the absence of patent protection, the introduction of competing products is limited primarily by market considerations and the need to obtain necessary regulatory approvals, which may not keep competitors from providing competitive products.

Hospira’s failure to compete effectively could cause it to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

If Hospira does not introduce new products in a timely manner, its products may become obsolete over time, customers may not buy its products, and its sales and profitability may decline.

Demand for Hospira’s products may change in ways Hospira may not anticipate because of evolving customer needs, the introduction by others of new products and technologies, and evolving industry standards. A key component to Hospira’s strategy is effective execution of its research and development activities, in part to increase the breadth of Hospira’s specialty injectable product portfolio and to develop new and improved medication delivery systems products. Without the timely introduction of new products and enhancements, Hospira’s products may become obsolete over time, in which case its sales and operating results would suffer.

If Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop generic injectable pharmaceutical product portfolios that are more competitive than Hospira’s, and Hospira could find it more difficult to renew or expand GPO pricing agreements or to obtain new agreements. The ability to launch a generic pharmaceutical product at or before generic market formation is important to that product’s profitability. Prices for generic products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be “first to market,” such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. With increasing competition in the generic product market, the timeliness with which Hospira can market new generic products will increase in importance. If Hospira is unable to bring its generic products to market on a timely basis, and secure “first to market” positions, its sales and profitability could be harmed.

Hospira faces similar risks if it does not introduce new versions or upgrades to its medication management systems. Innovations generally require a substantial investment in product development before Hospira can determine their commercial viability, and Hospira may not have the financial resources necessary to fund these innovations. Even if Hospira succeeds in creating new product candidates from these innovations, such innovations may still fail to result in commercially successful products. It may take more time and effort for Hospira to sell and implement newer-technology medication management systems to its customers.

The success of Hospira’s new product offerings and enhancements will depend on several factors, including Hospira’s ability to:

•       properly anticipate and satisfy customer needs, including increasing demand for lower-cost products that help improve safety and productivity;

•       innovate, develop, manufacture and implement new products and technologies in an economical and timely manner;

•       differentiate its offerings from competitors’ offerings;

•       achieve positive clinical outcomes for new products;

•       meet safety and efficacy requirements and other regulatory requirements of government agencies;

•       avoid infringing the proprietary rights of third parties; and

•       obtain favorable pricing on such products.

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

Failure to effectively manage efforts under product collaboration agreements may harm Hospira’s business and profitability.

In many cases, Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products. For example, during 2006, Hospira entered into collaboration agreements relating to the long-term development and commercialization of biosimilar products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line. Hospira’s ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher-than-anticipated costs and/or delays in important activities under the arrangements. The other parties to these arrangements may not devote the resources that Hospira requires for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, which may result in disputes. These factors are often beyond the control of Hospira, and could harm Hospira’s sales, product development efforts and profitability.

Hospira is subject to the cost-containment efforts of hospital buying groups, wholesalers, distributors, third-party payors and government organizations.

Many existing and potential customers for Hospira’s products have combined to form GPOs, and integrated delivery networks (“IDNs”) in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s or an IDN’s affiliated hospitals and other members. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

Hospira also relies significantly on drug wholesalers to assist in the distribution of its generic injectable pharmaceutical products. In general, drug wholesalers have been attempting to implement, and unilaterally enforce, a fee-for-service model for the distribution of such products. One drug wholesaler continues to unilaterally invoice Hospira for higher fees that it alleges are due for the distribution of Hospira’s generic injectable pharmaceutical products, which Hospira denies are payable. While Hospira has contracts in place with its major drug wholesalers, if Hospira is required to pay fees not contemplated by its existing agreements, Hospira will incur additional costs to distribute its products, which may harm Hospira’s profitability.

Hospira’s products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities, all of which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as government programs, private insurance plans and managed-care programs. These third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future legislation, regulation or reimbursement policies of third-party payors may otherwise adversely affect the demand for and price levels of Hospira’s products, which could have a material adverse effect on its sales and profitability.

In markets outside the United States, Hospira’s business has experienced downward pressure on product pricing as a result of the concentrated buying power of governments as principal customers and the use of bid-and-tender sales methods whereby Hospira is required to submit a bid for the sale of its products. Hospira’s failure to offer acceptable prices to these customers could have a material adverse effect on its sales and profitability in these markets.

If Hospira is unable to maintain its GPO pricing agreements, sales of its products could decline.

A small number of GPOs influence a majority of sales to Hospira’s hospital customers. GPOs negotiate pricing agreements with providers of medical products, and these negotiated prices are made available to members of GPOs. If Hospira does not have a pricing agreement with a GPO, it may be more difficult for Hospira to sell its products to the GPO’s members.

Hospira has pricing agreements covering certain products with the major GPOs in the United States, including AmeriNet, Inc.; Broadlane Healthcare Corporation; Consorta, Inc.; HealthTrust Purchasing Group; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. It will be important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory-compliant products. Hospira also needs to maintain a broad product line and be price-competitive. Several GPO contracts are up for renewal or extension each year. If Hospira is unable to renew or extend one or more of those contracts, and cannot replace lost business, Hospira’s sales and profitability will decline. There has been consolidation among major GPOs, and further consolidation may occur. The effect of consolidation is uncertain, and consolidation may impair Hospira’s ability to contract with GPOs in the future.

The GPOs also have a variety of business relationships with Hospira’s competitors and may decide to enter into pricing agreements for, or otherwise prefer, products other than Hospira’s. While GPOs negotiate incentives for members to purchase specified products from a given manufacturer or distributor, GPO pricing agreements allow customers to choose between the products covered by the arrangement and another manufacturer’s products, whether or not purchased under a negotiated pricing agreement. As a result, Hospira may face competition for its products even within the context of its GPO pricing agreements.

Although some of Hospira’s GPO pricing agreements may not be terminated without breach until the end of their contracted term, others may be terminated on 60 or 90 days’ notice. If Hospira is unable to establish or maintain arrangements with key GPOs and customers, or if GPO members alter their preference for Hospira’s products in favor of those of Hospira’s competitors, Hospira’s sales and profitability could decline.

Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes.

Hospira’s products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and certain governmental authorities outside the United States, can be costly and time-consuming, and approvals might not be granted for future products on a timely basis, if at all.

The FDA recently has been experiencing a backlog of generic drug applications, which may delay approvals of new generic drug products. FDA officials are considering plans to propose user fees in connection with applications by generic drug producers like Hospira for approval of new generic drug products. If enacted, user fees would increase Hospira’s product development costs.

Existing regulations may also delay or prevent generic drug producers such as Hospira from offering certain products, such as biosimilar products, in key territories, which could harm Hospira’s ability to grow its business. If a clear regulatory pathway for the approval of biosimilar products is not fully developed in the United States and other jurisdictions, Hospira may not be able to generate future sales of such products in those jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products. Delays in receipt of, or failure to obtain, approvals for product candidates could result in delayed realization of product revenues and in substantial additional costs.

Hospira may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, advertising and postmarketing reporting, including adverse event reports and field alerts, some of which are related to manufacturing quality concerns. Hospira may be required by regulatory authorities, or determine on its own, to temporarily cease production and sale of certain products to resolve manufacturing and product quality concerns, which would harm Hospira’s sales, margins and profitability in the affected period(s) and may have a material adverse effect on Hospira’s business.

Many of Hospira’s facilities and procedures and those of its suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. For example, manufacturers of pharmaceutical products must comply with detailed regulations governing current good manufacturing practices, including requirements relating to quality control and quality assurance. Hospira must incur expense and spend time and effort in the areas of production, safety, quality control and quality assurance to ensure compliance with these complex regulations. In the past, Hospira’s business has received notices alleging violations of these regulations, and Hospira has modified its practices in response to these notices.

Hospira’s manufacturing facilities and those of its suppliers could be subject to significant adverse regulatory actions in the future. These possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of its products and criminal prosecution. These actions could result in, among other things, substantial modifications to Hospira’s business practices and operations; refunds, recalls or seizures of its products; a total or partial shutdown of production in one or more of its facilities while Hospira remedies the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market.

Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, could disrupt Hospira’s business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira’s reputation in the marketplace.

The manufacture of Hospira’s products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing, storing or distributing products, Hospira’s business could suffer.

The manufacture of Hospira’s products is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, storage or distribution of Hospira’s products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials and environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Problems with respect to the manufacture, storage or distribution of its products could materially disrupt Hospira’s business and harm its sales and profitability.

Hospira is experiencing higher costs to produce its products as a result of rising oil and gas prices.

Hospira uses resins and other petroleum-based materials as raw materials in many of its products. Prices of oil and gas also affect significantly Hospira’s costs for freight and utilities. Oil and gas prices are volatile and fluctuated significantly in 2005 and 2006, and resulted in higher costs to Hospira to produce and distribute its products during certain periods. If costs increase and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which could limit Hospira’s ability to manufacture products on a timely basis and could harm its profitability.

The manufacture of Hospira’s products requires raw materials and other components that must meet stringent FDA and other regulatory requirements. Some of these raw materials and other components are currently available from a limited number of suppliers. For example, the LifeShield® CLAVE® and MicroCLAVE® connector products, which are components of administration sets that represented approximately 14% of Hospira’s 2006 sales, rely on proprietary components that are available exclusively from ICU Medical. CLAVE® and MicroCLAVE® are registered trademarks of ICU Medical. In addition, Hospira purchases from single sources certain compounding material, polyvinyl-chloride resin and laminate film components for Hospira’s production of certain flexible bags that it uses with its intravenous and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are necessary.

In the past, Hospira’s business has experienced shortages in some of the raw materials and components of its products. Continuous supply of petroleum-based products is especially risky due to the limited number of capable suppliers, limited production capacity and the effect of natural disasters. If suppliers are unable to deliver sufficient quantities of these materials on a timely basis or if supply is otherwise disrupted, including by suppliers exiting the market, the manufacture and sale of Hospira’s products may be disrupted, and its sales and profitability could be materially adversely affected.

Hospira’s cost-reduction activities have resulted in significant charges and cash expenditures. These activities may disrupt Hospira’s business and may not result in the intended cost savings.

Hospira’s strategy, in part, relies on the establishment of a low-cost operating infrastructure. In order to realize potential savings on future manufacturing and other operating costs, since 2005, Hospira has taken various actions to dispose of, or close, certain manufacturing facilities. These actions included the sale of its Salt Lake City manufacturing facility to ICU Medical and an agreement to purchase critical care products produced there from ICU Medical; the closure of its Donegal, Ireland facility; the planned closures of its Ashland, Ohio and Montreal, Canada manufacturing facilities; and the planned accelerated production phase-out at its North Chicago, Illinois manufacturing facility, which is leased from Abbott. These actions have resulted in, and are expected to continue to result in, significant charges to Hospira’s income and cash expenditures. Future cost reduction activities, if taken, may result in additional charges and cash expenditures, which may be material.

Hospira expects to relocate some of the production at the affected facilities to other Hospira facilities. Relocation of production to other facilities is a complex process requiring, among other things, re-registration of products and modification of the other facilities to accommodate the production. If Hospira does not successfully manage such relocation, its manufacturing operations and business could be disrupted and it may incur more costs than anticipated in connection with these activities. Manufacturing at other Hospira facilities, or outsourcing manufacturing to third parties, may not result in the cost savings that Hospira expects. If Hospira does not realize expected savings from its cost-reduction efforts, its profitability may be harmed.

Hospira’s manufacturing capacity could limit its ability to expand its business without significant capital investment.

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

As a result of cost-reduction efforts, Hospira has announced the planned closing of, or has sold, certain of its facilities. While Hospira believes it will have available manufacturing capacity to absorb, or the ability to outsource, the production at these facilities, there may be less available capacity at Hospira’s facilities. If Hospira experiences an interruption in manufacturing at any of its primary manufacturing facilities, it may not be able to produce sufficient products for its customers. As a result, Hospira’s sales, margins and profitability may be materially harmed.

Hospira relies on the performance of its information technology systems, the failure of which could have an adverse effect on Hospira’s business and performance.

Hospira operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, power loss, system malfunction and other such events, which are beyond Hospira’s control. Systems interruptions could reduce Hospira’s ability to manufacture its products, and could have a material adverse effect on Hospira’s operations and financial performance. Integration of Hospira’s systems with Mayne Pharma’s systems may increase the chance of systems interruptions. The level of Hospira’s protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective.

Hospira may continue to acquire other businesses, license rights to technologies or products from third parties, or form alliances, which may not be successful.

As part of Hospira’s business strategy, it may continue to pursue acquisitions of complementary businesses and technology licensing arrangements. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies, including those with substantially greater financial and sales and marketing resources, may compete with Hospira for these strategic opportunities. Further, if Hospira is successful in securing such opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. In addition, Hospira may enter markets in which it has no or limited prior experience.

Hospira conducts sales activity outside of the United States and is subject to additional business risks that may cause its sales and profitability to decline.

Because Hospira’s products are sold outside the United States, its business is subject to risks associated with doing business internationally. In 2006, Hospira’s business derived $468.0 million, or 17% of its net sales, from sales of products outside of the United States. With the acquisition of Mayne Pharma, which derives a substantial majority of its revenues outside the United States, a significantly higher percentage of sales will be generated outside the United States in 2007 and beyond. Hospira may continue to pursue growth opportunities in sales of products outside the United States, which could expose Hospira to greater risks. The risks associated with Hospira’s operations outside the United States include:

•       changes in medical reimbursement policies and programs;

•       multiple regulatory requirements that are subject to change, which may delay or deter Hospira’s international product commercialization efforts;

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

Hospira operates through distributors in many countries outside the United States. Its success will depend on the efforts and performance of such distributors, which is beyond Hospira’s control. The acquisition of Mayne Pharma will increase the dependence of the international business on the performance of distributors. These risks could have a material adverse effect on Hospira’s ability to distribute and sell its products in markets outside the United States and on Hospira’s profitability.

Hospira is subject to healthcare fraud and abuse regulations that could result in significant liability and require Hospira to change its business practices and restrict its operations in the future.

Hospira’s industry is subject to various national, supranational, federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in national, federal and state healthcare programs, including Medicare, Medicaid, and Veterans’ Administration health programs and health programs outside the United States. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require Hospira to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Hospira’s business and result in a material adverse effect on Hospira’s sales, profitability and financial condition.

State and federal investigations and existing and future lawsuits relating to the alleged reporting of false or misleading pricing information in connection with Medicare and Medicaid programs could have a material adverse effect on Hospira’s business, profitability and financial condition.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare- and Medicaid-reimbursable products, including practices relating to average wholesale price (“AWP”). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Since the spin-off, Hospira has been named as a defendant in some of these suits, as further described in “Item 3. Legal Proceedings—Marketing and Pricing Cases.” Hospira’s products are involved in these investigations and lawsuits. There may be additional investigations or lawsuits, or additional claims in existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira may be named as a subject or defendant in more of these investigations or lawsuits. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products. Hospira has not established any reserves related to these matters, and Hospira does not currently believe insurance coverage will be available for any resulting losses.

These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira’s products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on Hospira’s business, profitability and financial condition.

Income taxes can have an unpredictable effect on Hospira’s results of operations and result in greater- than-anticipated liabilities.

Hospira is subject to income taxes in a variety of jurisdictions, and its tax structure is subject to review by both domestic and foreign taxation authorities. Because Hospira’s income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions during that period, which is inherently uncertain, its income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted.

Hospira is the beneficiary of tax exemptions in certain jurisdictions outside the United States, where a portion of its income is sourced. These tax exemptions have a significant impact on reducing Hospira’s overall effective tax rate. If Hospira is unable to maintain these tax exemptions, Hospira’s future profitability may be reduced. Changes in laws or governmental policies can affect the availability of these exemptions.

Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira’s belief that the tax return positions are fully supportable, positions taken by Hospira are likely to be challenged based on the applicable tax authority’s determination of the positions. Although Hospira believes its tax provisions and reserves are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

Hospira may incur product liability losses and insurance coverage could be inadequate or unavailable to cover these losses.

Hospira’s business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of drugs and medical devices and products. In the ordinary course of business, Hospira is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on Hospira’s business and reputation and on its ability to attract and retain customers.

Hospira is responsible for all liabilities, including liabilities for claims and lawsuits, related to its business, whether they arose before or after the spin-off, other than certain liabilities relating to allegations that it engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for its products. As part of Hospira’s risk management policy, Hospira carries third-party product liability insurance coverage, which includes a substantial retention or deductible that provides that Hospira will not receive insurance proceeds until the losses incurred exceed the amount of that retention or deductible. To the extent that any losses are within these retentions or deductibles, Hospira will be responsible for the administration and payment of these losses. Product liability claims in excess of applicable insurance could have a material adverse effect on Hospira’s profitability and financial condition.

If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed.

Hospira relies on trade secrets, confidentiality agreements, continuing technological innovation and, in some cases, patent, trademark and service mark protection to preserve its competitive position. A failure to protect Hospira’s intellectual property could harm its business and prospects, and its efforts to protect its proprietary rights may not be adequate.

Most of Hospira’s products are not protected by patents or other proprietary rights, and have limited or no market exclusivity. Patent filings by third parties could render Hospira’s intellectual property less valuable. In addition, intellectual property rights may be unavailable or limited in certain countries outside the United States, which could make it easier for competitors to capture market position. Competitors may also harm sales of Hospira’s products by designing products that mirror the capabilities of those products or technology without infringing Hospira’s intellectual property rights. If Hospira does not obtain sufficient international protection for its intellectual property, Hospira’s competitiveness in international markets could be impaired, which could limit its growth and future sales.

If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products.

Hospira seeks to launch generic pharmaceutical products either where patent protection of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. To achieve a “first-to-market” position for generic pharmaceutical products, Hospira may take action, such as litigation, to seek to assert that its products do not infringe patents of existing products or that those patents are invalid or unenforceable. These actions may result in increased litigation, which could be costly and time consuming, and which may not be successful. Hospira and Mayne Pharma have made abbreviated new drug applications and certifications (known as “paragraph IV certifications”) that the relevant patents for existing products would not be infringed by a Hospira or Mayne Pharma product, or were invalid or enforceable, in the United States and equivalent filings in Canada. Claims filed by innovators challenging these paragraph IV certifications may delay or prevent the launch of the relevant products and result in additional costs.

Third parties may claim that Hospira’s products are infringing their intellectual property rights. Claims of intellectual property infringement could be costly and time-consuming and might require Hospira to enter into costly royalty or license agreements, if Hospira is able to obtain royalty or license agreements on acceptable terms or at all. Hospira also may be subject to significant damages or an injunction preventing it from manufacturing, selling or using some of its products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on Hospira’s profitability and financial condition.

Hospira has outstanding stock options, which may dilute the ownership of its existing shareholders.

As of December 31, 2006, Hospira had approximately 13.6 million outstanding stock options and the ability to award approximately 10.0 million additional share-based awards under its equity compensation plan. As of December 31, 2006, Hospira’s outstanding option awards had a weighted average exercise price of $32.52, which was below the market price of Hospira’s stock at that time. Exercises of stock options at a price below the market price of Hospira’s stock will dilute the ownership interest of existing shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The locations and uses of Hospira’s principal manufacturing, administrative, and research and development properties as of December 31, 2006 are as follows:

Location	Use	Owned/Leased
Adelaide, South Australia, Australia	Manufacturing/Research and Development	Owned
Ashland, OH	Manufacturing	Owned
Austin, TX	Manufacturing	Owned
Buffalo, NY	Manufacturing	Owned
Clayton, NC	Manufacturing	Owned
Finisklin, Sligo, Ireland	Manufacturing	Leased
La Aurora, Costa Rica	Manufacturing	Owned
Lake Forest, IL	Corporate Headquarters	Owned
Lake Forest, IL	Administration	Leased
Lake Forest, IL	Research and Development	Owned
Liscate, Italy	Manufacturing	Owned
McPherson, KS	Manufacturing	Owned
Montreal, Quebec Canada	Manufacturing	Leased
Morgan Hill, CA	Manufacturing	Owned
North Chicago, IL	Manufacturing	Leased
Rocky Mount, NC	Manufacturing	Owned
San Cristobal, Dominican Republic	Manufacturing	Owned

The North Chicago, Illinois lease between Abbott and Hospira expires in 2014; the Montreal, Canada lease expires in 2008; the Lake Forest, Illinois lease expires in 2016; and the Finisklin, Sligo, Ireland lease expires in 2013.

Hospira closed its Donegal, Ireland facility in late 2006. Hospira expects to close the Ashland facility later in 2007 and the Montreal facility by the first half of 2008. Hospira expects to phase out production at the North Chicago facility on an accelerated time frame, with most of the phase-out occurring by early 2010. Production of the primary products at these facilities is expected to move to other Hospira facilities and/or be outsourced to third-party suppliers. In 2006, Hospira began a $60 million expansion of manufacturing capacity at the McPherson facility, in part to accommodate some of the production from the North Chicago facility.

Hospira believes that its facilities and equipment are in good operating condition and are well maintained. Hospira believes that it has adequate capacity to meet its current business needs.

The locations of Mayne Pharma’s principal manufacturing facilities as of December 31, 2006 are as follows:

Location	Owned/Leased
Aguadilla, Puerto Rico	Leased
Boulder, Colorado	Owned
Mulgrave, Victoria, Australia	Owned
Salisbury, South Australia, Australia	Owned
Wasserburg, Germany	Owned

Mayne Pharma has a joint venture with Zydus Cadila, an Indian pharmaceutical company, which is constructing a manufacturing facility in India to produce injectable drugs and process active pharmaceutical ingredients.

Item 3. Legal Proceedings

In addition to the litigation described below, additional legal proceedings may occur that may result in a change in estimated reserves recorded by Hospira. It is not possible to predict the outcome of legal proceedings with certainty and their ultimate disposition may have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Marketing and Pricing Cases

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare- and Medicaid-reimbursable products, including practices relating to average wholesale price (“AWP”). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al.,Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

ERISA Litigation

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories interfered with employee benefits in violation of the Employee Retirement Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned:  Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the new fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. The new claim in the amended complaint is not subject to the class certification ruling. As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.”  Hospira denies all material allegations asserted against it in the complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Hospira’s common stock is listed and traded on the New York Stock Exchange under the symbol “HSP.” The following table sets forth the high and low closing prices for Hospira’s common stock on the New York Stock Exchange for each period indicated.

	Market Price Per Share
	2006		2005
For the quarter ended:	High	Low	High	Low
March 31	$47.63	$39.10	$33.08	$28.45
June 30	45.13	36.94	39.61	31.92
September 30	43.88	34.35	41.52	37.35
December 31	38.64	31.17	44.88	38.01

As of December 31, 2006, Hospira had approximately 43,600 shareholders of record. Hospira has not paid dividends on its common stock.

Equity Compensation Plan Information

The following table gives information, as of December 31, 2006, about Hospira’s common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004 Long-Term Stock Incentive Plan, which is the only equity compensation plan pursuant to which Hospira’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(#)
Equity compensation plans approved by security holders	13,569,466	$32.52	9,967,489
Equity compensation plans not approved by security holders	—	—	—
Total	13,569,466	$32.52	9,967,489

Issuer Purchases of Equity Securities

The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2006.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2006	12,179	$37.63	—	$100,233,606
November 1 - November 30, 2006	5,629	$35.01	—	$100,233,606
December 1 - December 31, 2006	17,774	$33.37	—	$100,233,606
Total	35,582	$35.09	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax- withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2006, Hospira purchased 7,584,400 shares for $299.8 million. Because Hospira must dedicate a substantial portion of its cash to servicing debt and integrating Mayne Pharma into its operations, Hospira does not expect to continue repurchasing shares for the foreseeable future.

Performance Graph

The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P Health Care Index.

Comparison of Cumulative Total Return

Assumes $100 was invested on May 3, 2004 (the first date Hospira common stock was traded on the New York Stock Exchange) in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2004, 2005 and 2006, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

Item 6. Selected Financial Data

The following table sets forth Hospira’s selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2006, 2005, 2004, 2003 and 2002.

For all periods prior to April 30, 2004, the date of Hospira’s spin-off from Abbott, Hospira operated as a part of Abbott. Hospira’s consolidated financial statements for the year ended December 31, 2004, reflect Hospira’s operations as a separate, stand-alone entity subsequent to the spin-off combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The historical financial information presented is not indicative of the results of operations or financial position that would have been obtained if Hospira had been an independent company during all periods shown or of future performance as an independent company.

The selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Hospira’s audited financial statements included in Item 8.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except per share amounts)
Statements of Income Data:
Net sales	$2,688,505	$2,626,696	$2,645,036	$2,623,737	$2,602,550
Gross profit	939,243	849,056	786,601	701,051	719,373
Income from operations(1)	339,584	336,615	427,650	360,375	378,197
Income before taxes(1)	324,697	322,075	411,520	359,121	352,426
Net income	$237,679	$235,638	$301,552	$260,363	$246,698
Earnings per common share:
Basic	$1.51	$1.48	$1.93	$1.67	$1.58
Diluted	$1.48	$1.46	$1.92	$1.67	$1.58
Weighted average common shares outstanding (in thousands):
Basic(2)	157,368	159,275	156,187	156,043	156,043
Diluted(2)	160,424	161,634	157,160	156,043	156,043

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

	December 31,
	2006	2005	2004	2003	2002
(in thousands)
Balance Sheet Data:
Total assets	$2,847,587	$2,789,182	$2,342,790	$2,250,163	$2,153,854
Long-term debt	$702,044	$695,285	$698,841	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the productivity, safety and efficacy of patient care. Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous (I.V.) fluids. Hospira is also a leading provider of contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Transition from Abbott

Hospira became a separate public company on April 30, 2004, when it was spun off from Abbott. References to the historical assets, liabilities, products, businesses or activities of Hospira prior to the spin-off are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Hospira’s business as it was conducted as part of Abbott prior to the spin-off. Hospira’s consolidated financial statements for the year ended December 31, 2004 reflect Hospira’s operations as a separate, stand-alone entity subsequent to the spin-off, combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The financial information in the financial statements included in this annual report does not include all the expenses that would have been incurred, nor does it reflect Hospira’s results of operations, financial position and cash flows, had Hospira been a stand-alone company for all of 2004.

The two-year period after the spin-off was a transition period during which Hospira built its own corporate and international infrastructure and completed its separation from Abbott. From 2004 to 2006, Hospira incurred increased expenses year over year as a result of establishing and operating independent corporate functions; operating, maintaining and supporting information technology systems; and operating internationally on a stand-alone basis. From 2004 to 2006, Hospira also incurred expenses on a non-recurring, transitional basis as a result of the spin-off, including expenses relating to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. Hospira incurred $32.4 million of these costs in 2004, $46.0 million in 2005 and $35.0 million in 2006. Hospira does not expect to incur these non-recurring, transitional expenses in future periods.

Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira’s business outside the United States were transferred from Abbott over the two-year period after the spin-off. These transfers were completed during 2006.  Hospira paid $116.7 million in 2005 and $126.2 million in 2006 to acquire these assets. These transfers were completed during 2006, and Hospira has no further related obligations to Abbott going forward.

Hospira and Abbott entered into various manufacture and supply agreements prior to the spin-off under which Hospira supplied certain products to Abbott that it manufactured prior to the spin-off. These agreements had an initial two-year term (originally scheduled to expire in April 2006), subject to being extended by Abbott for an additional two-year term under substantially similar contractual provisions. Some of these agreements terminated in 2006, resulting in lower sales to Abbott during 2006. Sales to Abbott are expected to continue to decline in 2007.

Cost-Reduction Activities

As part of its strategy to improve margins and cash flows, beginning in 2005, Hospira has taken a number of actions to reduce operating costs and optimize its manufacturing capabilities and capacity. Expenditures relating to these activities are not included in the transition activities discussed above.

In May 2005, to reduce its costs to produce critical care products, Hospira completed a strategic manufacturing, commercialization and development agreement with ICU Medical and sold its Salt Lake City manufacturing facility and related equipment and inventory to ICU Medical. In connection with these transactions, during 2005, Hospira recorded an impairment charge of $2.4 million and a loss of $13.4 million, which was Hospira’s best estimate of the cost of certain obligations that Hospira was required to reimburse to ICU Medical over the 24-month period after closing. Both the impairment and the loss related to obligations assumed were recorded in cost of products sold. During 2006, Hospira reduced its liability by $6.8 million due to a change in ICU Medical’s strategy for the manufacturing facility that reduced Hospira’s related obligation. For further details regarding the financial impact of these transactions, see Note 2 to the consolidated financial statements included in Item 8.

In August 2005, Hospira announced plans to close its medical device manufacturing plant in Donegal, Ireland. Hospira closed the facility late in 2006. Products produced at the Donegal plant have been moved to Hospira facilities primarily in Costa Rica and the Dominican Republic. At the time of the announcement, Hospira expected to incur $30 million to $40 million of pre-tax charges relating to the plant closure. During 2005 and 2006, Hospira incurred $8.5 million and $21.9 million of these charges, respectively, which are reported in cost of products sold. The costs consist primarily of severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the building and certain equipment, and other exit costs. Hospira expects to generate cost savings relating to this activity beginning in 2007. For further details regarding the financial impact of this plant closure, see Note 4 to the consolidated financial statements included in Item 8.

In February 2006, Hospira announced plans to close its plants in Ashland, Ohio and Montreal, Canada over the subsequent 18 to 28 months, respectively, and also provided a timeline for phasing out production at a facility in Abbott Laboratories’ North Chicago, Illinois campus, where it has leased space from its former parent company since the spin-off in April 2004. Hospira intends to transition out of this facility in advance of the lease’s expiration in 2014, with a majority of the product transfers occurring over the four years following the announcement. Hospira will transfer production of the primary products from these facilities to other Hospira facilities and will outsource certain product components to third-party suppliers. The aggregate charges that Hospira will incur related to the plant closings are expected to be in the range of approximately $95 million to $110 million on a pre-tax basis, of which approximately $45 million to $55 million are expected to be reported as restructuring charges. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs. The remaining charges relate to the relocation of production. During 2006, Hospira incurred $21.7 million of restructuring charges, which are recorded in cost of products sold. For further details regarding the financial impact of this plant closure, see Note 4 to the consolidated financial statements included in Item 8.

These cost-reduction activities involve risks and uncertainties as relocating or outsourcing production is a complex process. Hospira may incur more charges than estimated and may not realize the expected cost savings on its planned time frame or at all. See “Item 1A. Risk Factors--Risks Relating to Hospira’s Business and Industry—Hospira’s cost-reduction activities have resulted in significant charges. These activities may disrupt Hospira’s business and may not result in the intended cost savings.”

Acquisition of Mayne Pharma Limited

On February 2, 2007, Hospira acquired Mayne Pharma Limited (“Mayne Pharma”), an Australia-based specialty injectable pharmaceutical company listed on the Australian Stock Exchange, for approximately $2.0 billion in cash. As Mayne Pharma has strong market positions in Europe and Australia and a significant commercial infrastructure outside the United States, the acquisition is expected to substantially increase Hospira’s international presence. The acquisition is also expected to broaden Hospira’s specialty injectable pharmaceuticals product line.

The results of operations of Mayne Pharma will be included in Hospira’s results for periods on and after February 2, 2007.  In connection with the closing of the acquisition, in 2007, Hospira will incur non-cash charges relating to purchase accounting, including a write-off of in-process research and development and a write-up of inventory. Hospira will also record intangible assets which will be amortized over their useful lives. For the two-year period following the closing, Hospira expects to incur approximately $95 million to $110 million of costs relating to the integration of Mayne Pharma, the substantial majority of which will be in cash.

Hospira borrowed approximately $1.9 billion under a one-year bridge loan facility and a three-year term loan facility, and used approximately $120 million of cash on hand, to finance the acquisition, and as of the closing, had approximately $2.6 billion of total debt. Hospira expects to refinance the borrowings under the bridge loan through the sale of long-term debt securities during 2007. On an ongoing basis, Hospira will incur significantly greater interest expense than it incurred in prior periods, and will be required to dedicate a substantial portion of its cash flow to servicing its debt. Please refer to “Liquidity and Capital Resources—Debt and Capital” later in this Item 7 for further details.

The acquisition of Mayne Pharma is subject to various risks and uncertainties, including risks relating to the integration of Mayne Pharma and risks relating to our incurring substantial indebtedness in connection with the acquisition and the need to refinance the indebtedness. Please see “Item 1A. Risk Factors—Risks Relating to the Mayne Pharma Acquisition and Related Transactions.”

Other Factors

Manufacturing and Quality.   Hospira’s ability to manufacture and sell high-quality, low-cost products in compliance with regulatory requirements is an important factor to the success of its business. Hospira must comply with regulations governing the design, manufacture, marketing and sale of its products, including requirements relating to quality control and quality assurance, and must incur expense, time and effort to ensure compliance with the complex regulations. Hospira must also maintain continuity of supply of raw materials that comply with applicable regulatory requirements. Its business is subject to risks of manufacturing and supply interruptions, and product quality issues, which can lead to product recalls or field actions. Hospira did not experience significant manufacturing or raw material supply interruptions during the periods presented in this report.

Hospira has recalled, and/or conducted field alerts relating to, certain of its products from time to time. While these activities can lead to costs to repair or replace affected products and temporary interruptions in product sales, and can impact reported results of operations in the applicable period, Hospira does not believe that these activities had a material adverse effect on its business or results of operations during the periods presented in this report.

Product Development.   Hospira views investment in research and development as an important driver of sales growth over the longer term. To successfully execute its product development strategy, Hospira must continue to develop cost-competitive products and enhancements that satisfy customer needs, introduce products on a timely basis and successfully market those products. As a part of this strategy, Hospira will also need to identify, and successfully manage, strategic alliances and collaborative arrangements.

Hospira believes that the ability to grow sales in the specialty injectable pharmaceutical product line will be driven primarily by its ability to launch new generic drug products on a timely basis. Generally, the price and sales volume of a generic drug tend to decline as more competitors enter the market for that particular drug. However, new product launches can offset declines from other portfolio products and generate growth. If a company can be “first to market,” such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. Timely, efficient research and development capabilities and expertise in legal and regulatory matters will be required to be successful in executing a “first to market” strategy. Over the longer term, Hospira views biosimilar products as an important opportunity. In 2006, Hospira invested in biosimilar product development through its collaboration with STADA, under which it made a $21.7 million upfront payment, and its $17.1 million acquisition of BresaGen Limited.

A key component to the product development strategy for medication management systems has been the development and offering of newer-technology drug delivery pumps and related products and services. Hospira expects to achieve sales growth in part due to increased sales of these newer technology products. Hospira believes that the features and functionality offered by these products position it to achieve such growth over the long-term. As a result, Hospira is aggressively competing to upgrade its current customer base as well as to capture competitive business. Because of changes in technology, it may take more time and effort to sell and implement newer-technology products to its customers. Hospira also expects intense competition for existing and potential customers from other competitors. The timing and amount of purchases made by customers cannot be predicted with certainty.

Hospira’s ability to execute on its product development efforts is subject to various risks and uncertainties described in “Item 1A. Risk Factors,” including the ability to timely launch new products and enhancements, the ability to successfully manage collaborative arrangements, actions of competitors and acceptance by customers.

Contract Manufacturing.   Hospira’s contract manufacturing product line has received lower forecasted 2007 volumes from existing customers. In addition, certain drugs being manufactured by Hospira under contract have lost patent protection, which results in lower demand for Hospira’s contract manufacturing services. These factors are expected to negatively impact Hospira’s contract manufacturing product line sales by approximately $50 million. Hospira expects to offset a small portion of this loss through new contracts or volume under other contracts, and expects substantially lower contract manufacturing sales during 2007.

GPO Contracts.   The ability to maintain GPO contracts is an important factor for Hospira to generate sales. Approximately 50% of Hospira’s net sales are made through these contracts. Typically, these contracts cover a portion of Hospira’s product lines, specify the prices for Hospira’s products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. In any year, a portion of the various contracts Hospira has with GPO’s expire. While Hospira expects to maintain its business with the GPO’s and has been able to maintain its base business under its GPO contracts during the periods covered by this report, if Hospira is unable to renew or renegotiate any significant GPO contracts in the future, its ability to sell products and its profitability may be harmed.

Share Repurchase.   In February 2006, Hospira’s board of directors approved a $400 million share repurchase program. As of December 31, 2006, Hospira purchased 7,584,400 shares for $299.8 million. Because Hospira must dedicate a substantial portion of its cash to servicing debt and integrating Mayne Pharma into its operations, Hospira does not expect to continue repurchasing shares for the foreseeable future.

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

For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For lease agreements under which Hospira’s warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira’s warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. Hospira has contractual arrangements with certain customers whereby it places drug delivery pumps at customer sites, and the customers agree to purchase minimum levels of disposable products (sets) that are used with the pumps. These arrangements do not include any upfront fees or payments. The contractual arrangements generally set forth fixed prices for the purchases of the disposable products, where the prices for the disposables do not change over the term of the arrangement, other than, in some cases, for changes in Consumer Price Index provisions. Title for the pumps is retained by Hospira throughout these arrangements, and the related asset is depreciated over its estimated useful life on a straight-line basis.  In these placement arrangements, revenue is recognized as the disposable products are delivered, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists,” and SAB No. 104, “Revenue Recognition.”

Hospira markets a server-based suite of software applications designed to connect data from a hospital’s drug information library to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

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

Chargebacks—Hospira sells a significant portion of its specialty injectable pharmaceutical products through wholesalers, which maintain inventories of Hospira products and later sell those products to end customers. In connection with its sales and marketing efforts, Hospira negotiates prices with end customers for certain products under pricing agreements (including, for example, group purchasing organization contracts). Consistent with industry practice, the negotiated end customer prices are typically lower than the prices charged to the wholesalers.

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

To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira’s product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2006 would decrease net sales and income before income taxes by $1.3 million. A one percent increase in wholesale units sold subject to chargebacks at December 31, 2006 would decrease net sales and income before income taxes by $1.4 million.

Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2006 and 2005, chargebacks of $42.9 million and $64.2 million, respectively, were recorded as a reduction in trade receivables. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Rebates—Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer’s purchases. Indirect rebates are rebates paid to “indirect customers” that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Settlement of the rebate generally occurs from three to 12 months after sale.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2006 and 2005, accrued rebates of $65.1 million and $83.5 million, respectively, are included in other accrued liabilities. The methodology used to estimate and provide for rebates was consistent across all periods presented.

The following table is an analysis of chargebacks and rebates for 2006 and 2005. In each year, the provisions for chargebacks and rebates relating to prior period sales were not material.

	Wholesaler
(dollars in thousands)	Chargebacks	Rebates
Balance at January 1, 2005	$76,096	$74,115
Provisions	628,338	130,951
Payments	(640,250)	(121,529)
Balance at December 31, 2005	$64,184	$83,537
Provisions	561,101	126,774
Payments	(582,379)	(145,223)
Balance at December 31, 2006	$42,906	$65,088

Stock-Based Compensation—On January 1, 2006, Hospira adopted SFAS No. 123R, “Share-Based Payment,” which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira’s control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 14 to the consolidated financial statements included in Item 8 for additional information regarding stock-based compensation.

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

The discount rate estimate for the current year is based on a proprietary yield curve developed by third-party actuaries, while prior year estimates used Moody’s Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira’s benefit liabilities. The change in assumption did not have a significant impact on Hospira’s 2006 consolidated financial statements.

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

The healthcare cost trend rate for 2006 was 8% for pre-65 and 10% for post-65 years of age employees, with both rates declining to 5% by 2012 and 2011, respectively. A one percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest component of net post-retirement medical and dental cost for the year ended December 31, 2006 by approximately $1.0/($1.0) million, and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $6.1/($5.1) million.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira’s defined benefit and post-retirement plans. The incremental effect of the application of this provision is provided in Note 7 of the consolidated financial statements. Another provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. Hospira’s current measurement date is November 30. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira is currently evaluating the potential impact of this provision of SFAS No. 158 on its financial statements.

Loss Contingencies—Hospira accounts for contingent losses in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

Income Taxes—Hospira’s provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira’s belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority’s determination of the positions. Such reserves are based on management’s judgment, utilizing internal and external tax advisors, and represent the best estimate as to the ultimate outcome of tax audits. The provision for income taxes includes the impact of changes to reserves. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its reserves in accordance with SFAS No. 5. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign acquisitions or to meet working capital and plant and equipment acquisition needs. See further discussion regarding the impact on undistributed earnings of foreign subsidiaries as a result of the American Jobs Creation Act of 2004 (the “Jobs Act”) in Note 8 to the consolidated financial statements.

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

Results of Operations

Net Sales

Net sales increased 2.4% in 2006 compared to 2005. Sales to third parties represented a 2.7% increase in overall sales, driven by favorable volume/mix of 1.5%, which includes the unfavorable impact of the Berlex contract termination of (2.6)%, increased price of 0.9% in the United States, and the impact of exchange of 0.3%. Sales to Abbott had an unfavorable impact of (0.3)% on overall sales, driven primarily by demand, partially offset by increased price. During the first half of 2005, the agreement under which Hospira distributed Berlex imaging agents was terminated, resulting in lower sales from 2004 to 2005 and from 2005 to 2006.

Net sales decreased (0.7)% in 2005 compared to 2004. Sales to third parties represented a (0.3)% decline in overall sales, driven by volume/product mix of (1.9)%, which includes the unfavorable impact of the Berlex contract termination of (4.9)%, partially offset by the impact of exchange of 0.3% and price of 1.3%. Sales to Abbott had an unfavorable impact of (0.4)% on overall sales growth, driven by the exclusion of the bulk drug cost from the pricing for certain products post-spin, partially offset by increased demand.

A comparison of product line sales is as follows:

				Percent change
Years ended December 31 (dollars in thousands)	2006	2005	2004	2006	2005
U.S.—
Specialty Injectable Pharmaceuticals	$807,557	$845,291	$894,190	(4.5)%	(5.5)%
Medication Delivery Systems	855,483	796,360	782,703	7.4%	1.7%
Injectable Pharmaceutical Contract Manufacturing	183,266	178,777	178,719	2.5%	0.0%
Sales to Abbott Laboratories	90,464	104,747	119,814	(13.6)%	(12.6)%
Other	283,731	262,600	244,644	8.0%	7.3%
Total U.S.	2,220,501	2,187,775	2,220,070	1.5%	(1.5)%
International—
Sales to Third Parties	397,677	374,560	364,796	6.2%	2.7%
Sales to Abbott Laboratories	70,327	64,361	60,170	9.3%	7.0%
Total International Sales	468,004	438,921	424,966	6.6%	3.3%
Consolidated Net Sales	$2,688,505	$2,626,696	$2,645,036	2.4%	(0.7)%

2006 compared to 2005:

Sales in Specialty Injectable Pharmaceuticals declined, reflecting the 2005 termination of the Berlex imaging agents distribution agreement. Excluding Berlex, sales within this product line increased, driven by the impact of sales of ceftriaxone, launched in the third quarter of 2005; increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor’s inability to supply product earlier in the year coupled with government orders); increased sales of syringe products; and favorable price. These factors were partially offset by lower sales of ADD-Vantage® diluents due to competitive drug supply issues.

The sales increase in Medication Delivery Systems was driven primarily by growth in medication management systems. The growth in medication management systems was due primarily to increased placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet® coupled with the impact of placements of Hospira’s LifeCare PCA® infusion system, which was launched in the first quarter of 2006.

Sales in Injectable Pharmaceutical Contract Manufacturing were up slightly, driven by growth in demand for several existing and new products, partially offset by the impact of the termination of certain lower-margin contracts.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products, partially offset by increased price.

The Other product line includes sales of Hospira’s products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The increase in Other U.S. sales was primarily due to increased sales to alternate site healthcare customers including higher sales of anesthesia products, including recently introduced propofol, increased sales of pumps and sets, and other adjustments, partially offset by decreased sales of deferoxamine due to a competitive product launch and lower critical care sales.

International Sales to Third Parties were up, primarily reflecting increased sales on a third-party manufacturing contract, growth in Canada, and favorable exchange, partially offset by reduced volumes due to transition-related supply chain disruptions and lower pricing to distributors compared to the prior Abbott direct sales model. International Sales to Abbott increased primarily due to increased price and increased demand by Abbott for several of its products.

2005 compared to 2004:

Sales in Specialty Injectable Pharmaceuticals declined, reflecting the termination of the Berlex imaging agents distribution agreement and the impact of increased generic competition on Hospira’s Corlopam® product. Sales of the remainder of the Specialty Injectable Pharmaceuticals product line were strong, driven by the impact of sales of products launched in 2004 and 2005 (ceftriaxone, deferoxamine and fluconazole), increased volumes of syringe products, certain anti-infectives (which Hospira believes was partially driven by a competitor’s inability to supply product in the third and fourth quarters of 2005); and favorable price.

The sales increase in Medication Delivery Systems was driven by growth in medication management systems, partially offset by a decline in infusion therapy products. The growth in medication management systems was due to placements of Hospira’s newer technology Plum A+® pumps with Hospira MedNet® coupled with a higher mix of sales-type leases and outright sales versus operating leases. The decline in infusion therapy product sales was driven by the expiration of a contract under which Hospira sold product to a competitor, as well as lower pricing on sets, partially offset by other favorable volume/mix.

Sales in Injectable Pharmaceutical Contract Manufacturing were flat, primarily due to favorable price and growth in demand for several existing supply agreements, offset by the impact of the termination of certain contracts.

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

The increase in Other U.S. sales was primarily due to increased sales of products launched in 2004 and 2005 (ceftriaxone and deferoxamine) and certain anti-infectives (which Hospira believes was partially driven by a competitor’s inability to supply product in the third and fourth quarters of 2005) to alternate site healthcare customers, partially offset by a decline in sales of critical care products.

International Sales to Third Parties increased primarily due to favorable foreign exchange rates. International Sales to Abbott increased primarily due to volume related to an additional product manufactured for Abbott subsequent to the spin-off, coupled with the impact of the markup on products sold to Abbott after the spin-off, partially offset by reduced demand on other products.

Gross Profit

				Percent change
Years ended December 31 (dollars in millions)	2006	2005	2004	2006	2005
Gross profit	$939.2	$849.1	$786.6	10.6%	7.9%
As a percent of sales	34.9%	32.3%	29.7%

2006 compared to 2005:

The increase in gross profit margin in 2006 was primarily the result of volume/product mix improvement of 2.0%, which includes the impact of the termination of the Berlex agreement of 0.7% (as the Berlex agreement involved relatively low-margin products); price in the United States of 0.7%; an asset impairment and obligations assumed in 2005 and reduction of the obligations in 2006 relating to the sale of the Salt Lake City manufacturing facility of 0.9%; higher manufacturing performance of 0.5%; lower project expense of 0.4% and lower non-recurring transition related costs of 0.3%. These improvements were partially offset by costs associated with the planned manufacturing plant closures of (1.4)% and incremental freight and distribution costs in the International segment of (0.8)%.

2005 compared to 2004:

The increase in gross profit margin in 2005 was primarily the result of volume/product mix improvement of 2.6%, which includes the impact of Berlex of 1.2%; reduced benefit costs of 0.8% as a result of the changes in certain post-retirement benefit plans in 2004; price of 0.9%; and other changes of 0.1%. These increases were offset by charges of (0.7)% resulting from the asset impairment and obligations assumed related to the sale of the Salt Lake City manufacturing facility to ICU Medical and charges of (1.1)% resulting from the asset impairments related to the Ashland, Ohio and Montreal, Canada facilities and costs relating to the planned Donegal, Ireland plant shutdown.

Research and Development

				Percent change
Years ended December 31 (dollars in millions)	2006	2005	2004	2006	2005
Research and development expense	$161.6	$138.8	$119.6	16.4%	16.1%
As a percent of sales	6.0%	5.3%	4.5%

2006 compared to 2005:

The increase in research and development (“R&D”) expenses in 2006 was primarily due to upfront payments relating to collaboration agreements, spending on new product development and stock option expense as a result of the adoption of SFAS No. 123R. Hospira’s upfront payments relate to collaboration agreements for the development, manufacturing and distribution of biosimilar products. R&D spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and clinical studies on Hospira’s branded sedative, Precedex®. These increases were partially offset by lower spending in 2006 on medication delivery infusion systems as a result of new product launches.

2005 compared to 2004:

The increase in R&D expenses in 2005 was primarily due to spending on new product development related to integrated software for drug delivery devices that help prevent medication errors, a next generation drug delivery infusion system, new compounds added to Hospira’s generic injectable drug pipeline and spending for a Phase IV safety study on Hospira’s branded sedative, Precedex®, as a condition of marketing the product. These increases were partially offset by reduced benefit costs as a result of the changes in benefit plans in 2004.

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in millions)	2006	2005	2004	2006	2005
Selling, general and administrative expense	$428.0	$373.6	$304.0	14.6%	22.9%
As a percent of sales	15.9%	14.2%	11.5%

2006 compared to 2005:

Selling, general and administrative (“SG&A”) expenses increased in 2006 partially related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to establishment of Hospira’s business infrastructure outside the United States and costs associated with the implementation of Hospira’s new information technology system and related depreciation.

2005 compared to 2004:

SG&A expenses increased in 2005 primarily due to additional costs related to becoming a separate stand-alone public company. These costs include the establishment of corporate functions, information technology and costs relating to establishing Hospira’s business infrastructure outside the United States. A substantial portion of the increase relates to costs associated with the implementation of SAP as Hospira’s global enterprise resource planning system. The increase in costs was partially offset by reduced employee benefit costs as a result of changes in benefit plans in 2004. Hospira’s selling, general and administrative expenses for 2005 reflect the first full year of ongoing, incremental expenses associated with being a separate stand-alone company.

Acquired In-Process Research and Development

In the fourth quarter of 2006, Hospira acquired BresaGen Limited, formerly an Australian public company. As part of the purchase price allocation, Hospira allocated and expensed $10 million to acquired in-process research and development related to BresaGen’s pipeline products.

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

Interest Expense

Hospira incurred interest expense of $31.0 million in 2006, $28.3 million in 2005 and $18.8 million in 2004. The increase in 2006 compared to 2005 was primarily due to higher interest rates on Hospira’s floating rate debt (as a result of converting some of Hospira’s debt from fixed to floating under the interest rate swap entered into in 2005), partially offset by higher capitalized interest in 2006. The increase in 2005 compared to 2004 was primarily due to Hospira not having any debt prior to the spin-off. Refer to the Liquidity and Capital Resources section below, as well as Note 10 to the consolidated financial statements included in Item 8, for further information regarding Hospira’s debt and credit facilities.

Other (Income) Expense, Net

Other (income) and expense for 2006, 2005 and 2004 primarily includes amounts relating to fluctuations in foreign currency exchange rates, interest income, and other items. Foreign exchange (gains) for 2006, 2005 and 2004 were $(1.1) million, $(0.1) million and $(0.3) million, respectively. Interest (income) for 2006, 2005 and 2004 was $(17.1) million, $(15.1) million and $(2.4) million, respectively. Prior to the spin-off, Hospira did not hold cash.

Income Tax Expense

The effective tax rates were 26.8% in both 2006 and 2005 and 26.7% in 2004. The effective tax rate for 2006 included the impact of a significant unusual item, the expensing of acquired in-process research and development. Excluding the effect of this item, the 2006 effective tax rate was 26.0%. Included in 2005 is tax of $9.1 million related to the repatriation of foreign earnings of $175 million under the Jobs Act. Excluding the effect of the repatriation, the 2005 effective tax rate was 24.0%. The effective tax rate for 2004 included the impact of a significant unusual item, the curtailment of the post-retirement medical and dental plan noted above. Excluding the effect of the curtailment benefit, the 2004 effective tax rate was 24.7%. The increase in the effective tax rate in 2006 compared to 2005, excluding both years’ significant unusual items, was due primarily to increased income generated in the United States, which has a higher tax rate than foreign jurisdictions. The decrease in the effective tax rate in 2005 compared to 2004 was due primarily to increased income generated in foreign jurisdictions, which have lower tax rates than the United States. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources

Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in millions)	2006	2005	2004
Operating activities	$424.2	$571.1	$387.0
Investing activities	(251.2)	(184.4)	(301.3)
Financing activities	(377.7)	8.6	40.6

Operating Activities

Net Cash from Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, borrowing availability under Hospira’s $375 million revolving credit facility and access to the capital markets.

In 2006, operating activities provided net cash of $424.2 million, primarily driven by net income of $237.7 million, non-cash depreciation and amortization charges of $156.7 million, non-cash stock-based compensation expense of $35.9 million, and the write-off of acquired in-process research and development of $10.0 million, offset by a pre-tax gain on the sale of the Donegal, Ireland facility of $7.9 million, and changes in operating assets and liabilities of $8.2 million. The changes in operating assets and liabilities consisted primarily of an increase in inventories, offset by an increase in trade accounts payable and other liabilities and changes in Other, net. The increase in inventory reflected planned normal inventory builds and additional safety stocks to support the business as manufacturing production transfers occur in connection with planned plant closings.

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

Investing Activities

In 2006, Net Cash Used in Investing Activities of $251.2 million includes capital expenditures of $235.0 million for upgrading and expanding manufacturing and administrative support facilities, and information technology systems. In addition, investing activities includes proceeds from the sale of the Donegal, Ireland and Montreal, Canada facilities of $19.3 million, the use of cash of $17.1 million for the acquisition of BresaGen and $18.4 million for the purchase of certain intangible assets and other investments.

In 2005, Net Cash Used in Investing Activities of $184.4 million includes capital expenditures of $256.1 million for upgrading and expanding manufacturing, research and development and administrative support facilities, and information technology systems. In addition, investing activities include the use of cash of $23.6 million for the acquisition of Physiometrix and purchases of certain intangible assets and other investments of $9.0 million. These are offset by $72.4 million in proceeds from the sales of marketable debt securities and $31.8 million in proceeds from the sale of the Salt Lake City manufacturing facility and related assets.

Financing Activities

Net Cash Used in Financing Activities of $377.7 million in 2006 consists primarily of common stock repurchases of $299.8 million and payments to Abbott for international net assets of $126.2 million, offset by proceeds from employee stock option exercises and related tax benefits of $45.8 million, and an increase in other borrowing, net of $2.5 million.

Net Cash Provided by Financing Activities in 2005 consisted primarily of proceeds from employee stock option exercises of $118.8 million and other borrowing activities, offset by payments to Abbott for international net assets of $116.7 million.

Prior to the spin-off, Hospira, as part of Abbott, did not hold cash, and the related transactions with Abbott were reflected in the consolidated statements of cash flows in the financing section as “Net transactions with Abbott Laboratories prior to spin-off.” Subsequent to the spin-off, Hospira retains cash and cash equivalents, which primarily include demand deposits with banks or other financial institutions.

Summary of Financial Position

Years ended December 31 (dollars in millions)	2006	2005	2004
Cash and cash equivalents	$322.0	$520.6	$127.7
Marketable securities	—	—	72.4
Working capital	916.7	964.9	662.1
Short-term borrowings and long-term debt	706.6	697.9	698.8

Working Capital

The decrease in working capital in 2006 was primarily due to a decrease in cash and cash equivalents and an increase in income taxes payable. This is offset by an increase in inventory and prepaid expenses and other receivables, and a decrease in current portion of “Due to Abbott, Net,” which is principally related to the liability for the international net assets transferred from Abbott, and decreases in liabilities related to accruals for employee incentive programs.

The increase in working capital in 2005 was primarily due to an increase in cash and cash equivalents and a decrease in the current portion of “Due to Abbott, Net,” which was principally related to the liability for the international net assets to be transferred from Abbott. This is offset by a decrease in marketable securities, increase in liabilities related to accruals for employee incentive programs and other accruals, primarily obligations related to the sale of the Salt Lake City manufacturing facility, the closure of the Donegal, Ireland plant and an increase in income taxes payable.

Hospira believes that its current capital resources, including cash and cash equivalents on hand, cash it generates from operations, funds available from its revolving credit facility, and access to capital markets will be sufficient to finance its operations, including debt service obligations, product development, capital expenditures and acquisitions, for the foreseeable future.

Debt and Capital

Senior Notes.   Hospira has approximately $700 million of senior unsecured notes outstanding, including $300 million of 4.95% notes due 2009 and $400 million of 5.9% notes due 2014. The 4.95% notes were effectively converted to floating rate notes through interest rate swaps with various counterparties. The senior notes contain customary covenants that limit Hospira’s ability to incur secured indebtedness and liens and merge or consolidate with other companies.

Revolving Credit Facility.   Hospira has a five-year $375 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005, and which was amended on January 15, 2007 to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This facility is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are currently 0.45%, 0.075% and 0.10%, respectively, and are subject to increase or decrease if there is a change in Hospira’s current credit ratings. The amount of available borrowings may be increased to a maximum of $500 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2006, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

The Revolver contains covenants limiting Hospira’s ability to sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The agreement includes financial covenants, including requirements to maintain minimum interest coverage ratio and a maximum leverage ratio.

As of December 31, 2006, Hospira was in compliance with all covenants under its debt instruments.

Other Borrowings.   In connection with the acquisition of BresaGen in the fourth quarter of 2006, Hospira assumed a $5.4 million mortgage note that is secured by land and building, of which $0.5 million is classified as short-term. The agreement bears a fixed rate of interest of 7.47%, with payments of principal and interest due quarterly, ending in March 2015.

In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira’s foreign affiliates in their local currency and are used to optimize the capital structure. As of December 31, 2006 and 2005, Hospira had $8.8 million and $5.9 million of such loans outstanding, respectively, of which $3.9 million and $2.4 million was classified as short term, respectively.

Transfer of International Net Assets from Abbott.   In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the United States and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The transfers were completed in the second quarter of 2006. The total amounts paid in 2006 and 2005 were $126.2 million and $116.7 million, respectively.

Share Repurchase.   In February 2006, Hospira’s board of directors approved a $400 million share repurchase program. The program authorizes the company to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. As of December 31, 2006, Hospira repurchased 7,584,400 shares for $299.8 million. Because Hospira must dedicate a substantial portion of its future cash to servicing its debt and integrating Mayne Pharma into its operations, Hospira does not expect to continue repurchasing shares for the foreseeable future.

Mayne Pharma Acquisition.   On February 1, 2007, Hospira incurred $1.925 billion of bank debt in connection with the Mayne Pharma acquisition. The bank facilities include a $500 million, three-year term loan facility and a $1.425 billion one-year bridge loan facility. Under the term loan facility, Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). The entire principal amount under the bridge loan facility is due on the maturity date of January 15, 2008. Hospira expects to refinance the borrowings under the bridge loan through the sale of long-term debt securities during 2007.

Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. Based on Hospira’s ratings of BBB (stable outlook) from Standard and Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of December 31, 2006 (dollars in millions):

	Payment Due by Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt and interest payments	$931.9	$43.4	$376.7	$49.4	$462.4
Lease obligations	177.2	26.8	48.4	39.4	62.6
Purchase commitments(1)	368.5	356.0	12.5	—	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	25.9	—	25.9	—	—
Total	$1,503.5	$426.2	$463.5	$88.8	$525.0

(1)          Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of the expected capital spending in 2007 and beyond.

(2)          Excludes approximately $149.4 million of other long-term liabilities related primarily to post-retirement benefit obligations. See Note 7 to the consolidated financial statements included in this annual report on Form 10-K regarding benefit payments for post-retirement obligations. Hospira does not expect to contribute to its main U.S. pension plan in 2007.

Hospira’s commercial commitments as of December 31, 2006, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2006, Hospira had $11.7 million of outstanding letters of credit, with a majority expiring in 2007. No amounts have been drawn on these letters of credit.

On February 1, 2007, Hospira borrowed $1.925 billion under a bridge loan facility and a term loan facility to finance its acquisition of Mayne Pharma. Please see “—Liquidity and Capital Resources—Debt and Capital—Mayne Pharma Acquisition” above for a description of Hospira’s obligations under those facilities.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira’s defined benefit and post-retirement plans. The incremental effect of the application of this provision on individual line items in the Consolidated Balance

Sheet as of December 31, 2006, is provided in Note 7 of the consolidated financial statements. Another provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. Hospira’s current measurement date is November 30. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions. The provisions of FIN 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. Hospira is currently evaluating the potential impact of FIN 48 on its financial statements.

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

Foreign Currency Sensitive Financial Instruments

Hospira’s operations are exposed to currency exchange-rate risk, which is mitigated by Hospira’s use of foreign currency forward exchange contracts (“forward contracts”). The objective in managing exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with these changes. Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the related asset or liability and both are included in other (income) expense, net. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses related to such exposures are also included in other (income) expense, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Net forward contract expense and the carrying value and fair value of forward contracts were not significant in 2006 and 2005.

Interest Rate Sensitive Financial Instruments

Hospira’s primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. The objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes.

Hospira’s investment portfolio of $353.4 million at December 31, 2006 consists of cash and cash equivalents, equity investments in affiliated companies, and cost investments, primarily consisting of marketable securities which are classified as “available for sale.” For marketable securities, any gains or losses will not be recognized in Hospira’s statements of income until the investment is sold or if there is a reduction in fair value that is determined to be an other-than-temporary impairment. The carrying value of the investment portfolio approximates fair market value at December 31, 2006 and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira’s investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $4.2 million.

In conjunction with the spin-off from Abbott, on June 15, 2004, Hospira completed an underwritten offering of a consolidated $700 million aggregate principal amount consisting of $300 million five-year senior unsecured notes and $400 million 10-year senior unsecured notes, both of which bear a fixed rate of interest. In addition, the Revolver allows Hospira to borrow up to $375 million for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of December 31, 2006, Hospira had no amounts outstanding under the Revolver.

Hospira has entered into various loan agreements related to the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira’s foreign affiliates in their local currency and are used to optimize the capital structure. As of December 31, 2006 and 2005, Hospira had $8.8 million and $5.9 million of such loans outstanding, respectively, of which $3.9 million and $2.4 million was classified as short-term, respectively.

In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2006 and 2005, these interest rate swaps had an aggregate fair market value of $(8.2) million and $(8.7) million, respectively. If these derivative instruments had been terminated at December 31, 2006 and 2005, this estimated fair value represents the amount that Hospira would have to pay to counterparties. As a result of converting from fixed to floating rate debt, a hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.0 million.

Refer to the Liquidity and Capital Resources section above, as well as Notes 5 and 10 to the consolidated financial statements included in this annual report on Form 10-K, for further information.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hospira, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2006, Hospira, Inc.’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting.

/s/ CHRISTOPHER B. BEGLEY	/s/ THOMAS E. WERNER
Chief Executive Officer February 27, 2007	Senior Vice President, Finance, and Chief Financial Officer
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.

We have audited the accompanying consolidated balance sheets of Hospira, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, and as discussed in Note 1 to the consolidated financial statements, on December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting that Hospira, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the Company’s adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 27, 2007

Hospira, Inc.
Consolidated Statements of Income and Comprehensive Income
(dollars and shares in thousands, except for per share amounts)

	Year Ended December 31
	2006	2005	2004
Net sales	$2,527,714	$2,457,588	$2,465,052
Net sales to Abbott Laboratories	160,791	169,108	179,984
Total Net Sales	2,688,505	2,626,696	2,645,036
Cost of products sold	1,749,262	1,777,640	1,858,435
Gross Profit	939,243	849,056	786,601
Research and development	161,621	138,834	119,583
Acquired in-process research and development	10,000	—	—
Selling, general and administrative	428,038	373,607	304,004
Curtailment of post-retirement medical and dental benefits	—	—	(64,636)
Income From Operations	339,584	336,615	427,650
Interest expense	31,024	28,276	18,758
Other (income) expense, net	(16,137)	(13,736)	(2,628)
Income Before Income Taxes	324,697	322,075	411,520
Income tax expense	87,018	86,437	109,968
Net Income	$237,679	$235,638	$301,552
Earnings Per Common Share:
Basic	$1.51	$1.48	$1.93
Diluted	$1.48	$1.46	$1.92
Weighted Average Common Shares Outstanding:
Basic	157,368	159,275	156,187
Diluted	160,424	161,634	157,160
Comprehensive Income:
Foreign currency translation adjustments, net of taxes of $0	$12,688	$(11,284)	$(29,398)
Retirement plan adjustments, net of taxes of $(1,458), $21,636 and $(26,045), respectively	2,332	(35,071)	45,146
Unrealized gains (losses) on marketable equity securities, net of taxes of $(217), $(1,426), and $233, respectively	981	2,442	(380)
Other comprehensive income (loss)	16,001	(43,913)	15,368
Less effect of spin-off from Abbott	—	—	(48,475)
Adjusted other comprehensive income (loss)	16,001	(43,913)	(33,107)
Net Income	237,679	235,638	301,552
Comprehensive Income	$253,680	$191,725	$268,445

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2006	2005	2004
Cash Flow From (Used in) Operating Activities:
Net income	$237,679	$235,638	$301,552
Adjustments to reconcile net income to net cash from operating activities—
Depreciation	154,790	154,460	141,245
Amortization of intangibles	1,927	1,831	4,278
Write-off of acquired in-process research and development	10,000	—	—
Stock-based compensation expense	35,900	—	—
Gain on sale of facility	(7,851)	—	—
Impairment of long-lived assets	—	13,074	—
Curtailment of post-retirement medical and dental benefits	—	—	(64,636)
Changes in assets and liabilities—
Trade receivables	(1,132)	(10,707)	(28,051)
Inventories	(106,056)	(9,722)	22,715
Prepaid expenses and other assets	(19,660)	(8,094)	(3,914)
Trade accounts payable	7,899	28,690	(6,808)
Other liabilities	88,240	135,506	58,323
Other, net	22,454	30,411	(37,681)
Net Cash From Operating Activities	424,190	571,087	387,023
Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(234,961)	(256,108)	(228,854)
Acquisition of businesses	(17,109)	(23,590)
Proceeds from sale of facilities	19,283	31,818	—
Purchases of intangibles and other investments	(18,449)	(8,990)	—
Purchase of marketable securities, net	—	—	(72,438)
Sales of marketable securities	—	72,438	—
Net Cash (Used in) Investing Activities	(251,236)	(184,432)	(301,292)
Cash Flow From (Used in) Financing Activities:
Payment to Abbott for international assets	(126,235)	(116,727)	—
Common stock repurchased	(299,766)	—	—
Issuance of long-term debt, net of fees paid	—	5,252	1,393,344
Repayment of long-term debt	(144)	(124)	(700,000)
Other borrowings, net	2,653	1,385	—
Excess tax benefit from stock-based compensation arrangements	3,403	—	—
Proceeds from stock options exercised	42,361	118,819	23,046
Net transactions with Abbott Laboratories prior to spin-off	—	—	24,209
Pre-distribution dividend to Abbott	—	—	(700,000)
Net Cash (Used in) From Financing Activities	(377,728)	8,605	40,599
Effect of exchange rate changes on cash and cash equivalents	6,209	(2,345)	1,365
Net change in cash and cash equivalents	(198,565)	392,915	127,695
Cash and cash equivalents at beginning of period	520,610	127,695	—
Cash and cash equivalents at end of period	$322,045	$520,610	$127,695
Supplemental Cash Flow Information
Cash paid during the year(1):
Interest	$43,989	$37,730	$22,077
Income taxes, net	$28,592	$27,193	$30,699

(1)             Cash payments were made on a combined basis by Abbott prior to April 30, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$322,045	$520,610
Trade receivables, less allowances of $13,688 in 2006 and $16,887 in 2005	335,334	327,146
Inventories:
Finished products	405,781	300,860
Work in process	85,849	71,449
Materials	135,304	137,959
Total inventories	626,934	510,268
Deferred income taxes	139,945	144,124
Prepaid expenses and other receivables	98,632	59,017
Total Current Assets	1,522,890	1,561,165
Property and equipment, at cost	2,273,124	2,181,022
Less: accumulated depreciation	1,233,693	1,190,209
Net Property and Equipment	1,039,431	990,813
Intangible assets, net of amortization	17,103	14,926
Goodwill	91,857	89,197
Deferred income taxes	76,367	17,692
Investments	31,341	13,928
Other assets	68,598	101,461
Total Assets	$2,847,587	$2,789,182
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$4,532	$2,579
Trade accounts payable	130,968	129,865
Salaries, wages and commissions	102,037	107,615
Other accrued liabilities	368,689	277,098
Due to Abbott, net	—	79,079
Total Current Liabilities	606,226	596,236
Long-term debt	702,044	695,285
Deferred income taxes	2,936	3,958
Post-retirement obligations and other long-term liabilities	175,292	165,836
Commitments and Contingencies
Shareholders’ Equity:
Common stock	1,635	1,617
Preferred stock	—	—
Treasury stock, at cost	(299,766)	—
Unearned compensation	—	(263)
Additional paid-in capital	1,033,345	943,577
Retained earnings	676,639	438,960
Accumulated other comprehensive (loss)	(50,764)	(56,024)
Total Shareholders’ Equity	1,361,089	1,327,867
Total Liabilities and Shareholders’ Equity	$2,847,587	$2,789,182

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(dollars and shares in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Net Investment in Hospira, Inc. by Abbott	Treasury	Unearned	Retained
	Shares	Amount	Income (Loss)	Capital	Laboratories	Stock	Compensation	Earnings*	Total
Balances at December 31, 2003	—	$—	$(27,479)	$—	$1,480,943	$—	$—	$—	$1,453,464
Net Income	—	—	—	—	98,230	—	—	203,322	301,552
Other comprehensive loss	—	—	(33,107)	—	—	—	—	—	(33,107)
Net transactions with Abbott	—	—	48,475	—	(116,974)	—	—	—	(68,499)
Pre-distribution dividend to Abbott	—	—	—	—	(700,000)	—	—	—	(700,000)
Elimination of reporting lag for international operations	—	—	—	—	5,041	—	—	—	5,041
Issuance of common stock in connection with the distribution	156,043	1,560	—	765,680	(767,240)	—	—	—	—
Changes in shareholders’ equity related to incentive stock programs	927	10	—	25,572	—	—	(114)	—	25,468
Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$—	$—	$(114)	$203,322	$983,919
Net Income	—	—	—	—	—	—	—	235,638	235,638
Other comprehensive loss	—	—	(43,913)	—	—	—	—	—	(43,913)
Changes in shareholders’ equity related to incentive stock programs	4,698	47	—	140,346	—	—	(149)	—	140,244
Adjustment to deferred taxes existing as of the spin-off date	—	—	—	11,979	—	—	—		11,979
Balances at December 31, 2005	161,668	$1,617	$(56,024)	$943,577	$—	$—	$(263)	$438,960	$1,327,867
Net Income	—	—	—	—	—	—	—	237,679	237,679
Other comprehensive income	—	—	16,001	—	—	—	—	—	16,001
SFAS No. 158 transition amount, net of tax of $9,376	—	—	(10,741)	—	—	—	—	—	(10,741)
Common stock repurchases	(7,584)	—	—	—	—	(299,766)	—	—	(299,766)
Changes in shareholders’ equity related to incentive stock programs	1,800	18	—	89,768	—	—	263		90,049
Balances at December 31, 2006	155,884	$1,635	$(50,764)	$1,033,345	$—	$(299,766)	$—	$676,639	$1,361,089

*                       For the period subsequent to April 30, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Description of Business

Hospira develops, manufactures and markets specialty injectable pharmaceuticals and medication delivery systems, which are focused on improving the productivity, safety and efficacy of patient care. Hospira also provides contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Basis of Presentation

Hospira was incorporated in Delaware as a wholly-owned subsidiary of Abbott Laboratories (“Abbott”) on September 16, 2003, as part of a plan by Abbott to create a separate company relating to the manufacture and sale of hospital products. Most of what was then Abbott’s Hospital Products segment and a portion of Abbott’s International segment were transferred to Hospira as part of its spin-off from Abbott.

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

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within a two-year period after the spin-off. During the transition period, these operations and net assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and net assets. Hospira was dependent on Abbott’s international infrastructure until such legal transfers occurred in each international country. These transfers were completed in the second quarter of 2006.

The accompanying consolidated financial statements reflect Hospira’s operations as a separate, stand-alone entity subsequent to April 30, 2004, combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. For the periods prior to April 30, 2004, during which Hospira operated as part of Abbott, Abbott provided Hospira with various services, including finance, legal, internal audit, public affairs, human resources and other services. The historical financial statements include expense allocations related to these services and Hospira considers these allocations to be reasonable reflections of the utilization of services provided. Intercompany accounts with Abbott have been combined with invested capital and reported in the consolidated financial statements as Net Investment in Hospira, Inc. by Abbott Laboratories for periods prior to April 30, 2004.

The financial information in these financial statements does not include all the expenses that would have been incurred and does not reflect Hospira’s results of operations, financial position and cash flows had Hospira been a stand-alone entity prior to April 30, 2004. Because a direct ownership relationship did not exist among all the various units comprising Hospira, Net Investment in Hospira, Inc. by Abbott Laboratories is shown in lieu of shareholders’ equity in the consolidated financial statements prior to April 30, 2004.

Reclassification

Certain prior year amounts have been reclassified for comparative purposes. The reclassifications did not affect net income or shareholders’ equity.

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

Revenue Recognition

Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and injectable pharmaceutical contract manufacturing, product revenue is recognized when products are delivered and title passes. In certain circumstances, Hospira enters into arrangements in which it provides multiple elements to its customers. In these cases, total revenue is divided among the separate units of accounting (deliverables) based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria. The recognition of revenue is delayed if there are significant post-delivery obligations, such as installation or customer acceptance.

For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For lease agreements under which Hospira’s warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira’s warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. Hospira has contractual arrangements with certain customers whereby it places drug delivery pumps at customer sites, and the customers agree to purchase minimum levels of disposable products (sets) that are used with the pumps. These arrangements do not include any upfront fees or payments. The contractual arrangements generally set forth fixed prices for the purchases of the disposable products, where the prices for the disposables do not change over the term of the arrangement, other than, in some cases, for changes in Consumer Price Index provisions. Title for the pumps is retained by Hospira throughout these arrangements, and the related asset is depreciated over its estimated useful life on a straight-line basis. In these placement arrangements, revenue is recognized as the disposable products are delivered, in accordance with SFAS No. 48, “Revenue Recognition when Right of Return Exists,” and SAB No. 104, “Revenue Recognition.”

Hospira markets a server-based suite of software applications designed to exchange data from a hospital’s drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

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

Chargebacks—Hospira sells a significant portion of its specialty injectable pharmaceutical products through wholesalers, which maintain inventories of Hospira products and later sell those products to end customers. In connection with its sales and marketing efforts, Hospira negotiates prices with end customers for certain products under pricing agreements (including, for example, group purchasing organization contracts). Consistent with industry practice, the negotiated end customer prices are typically lower than the prices charged to the wholesalers.

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

To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira’s product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2006 would decrease net sales and income before income taxes by $1.3 million. A one percent increase in wholesale units sold subject to chargebacks at December 31, 2006 would decrease net sales and income before income taxes by $1.4 million.

Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2006 and 2005, chargebacks of $42.9 million and $64.2 million, respectively, were recorded as a reduction in trade receivables. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Rebates—Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer’s purchases. Indirect rebates are rebates paid to “indirect customers” that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Settlement of the rebate generally occurs from three to 12 months after sale.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2006 and 2005, accrued rebates of $65.1 million and $83.5 million, respectively, are included in other accrued liabilities. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Concentration of Risk

Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade receivables. Hospira holds cash and invests in cash equivalents and marketable securities financial instruments with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution. For 2006 and 2005, four U.S. wholesalers accounted for approximately 38% and 39%, respectively, of net trade receivables. No end customer accounted for more than 10% of net sales (gross sales less reductions for wholesaler chargebacks, rebates and other allowances). Sales through the same four U.S. wholesalers noted above accounted for approximately 41%, 42% and 39% of net sales in 2006, 2005 and 2004, respectively. Sales related to GPO contracts amounted to $1.4 billion in 2006 and $1.3 billion in both 2005 and 2004.

Loss Contingencies

Hospira accounts for contingent losses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS No. 5”). Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

Income Taxes

Hospira’s provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Reserves are established when, despite Hospira’s belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority’s determination of the positions. Such reserves are based on management’s judgment, utilizing internal and external tax advisors, and represent the best estimate as to the ultimate outcome of tax audits. The provision for income taxes includes the impact of changes to reserves. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its reserves in accordance with SFAS No. 5. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to meet working capital and plant and equipment acquisition needs.

Cash and Cash Equivalents

Hospira considers all cash investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventory for exposures related to obsolescence, excess and date expiration, non-conformance, and loss and damage, and records a charge to cost of sales for the amount required to reduce the carrying value of inventory to estimated net realizable value. Such reserves were $48.2 million and $39.6 million at December 31, 2006 and 2005, respectively. Inventory cost includes material and conversion costs.

Goodwill and Intangible Assets

Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira’s reporting units are the same as its reportable operating segments: U.S. and International.

The evaluation is based upon the estimated fair value of Hospira’s reporting units compared to the sum of the carrying value of assets and liabilities. The annual assessment occurs in the third quarter of each year. As of the latest assessment, no impairment was indicated.

Goodwill as of December 31, 2006 and 2005 totaled $91.9 million and $89.2 million, respectively. The increase of $2.7 million in 2006, including the effect of exchange rate changes of $0.8 million, related to the acquisition of BresaGen Limited, formerly an Australian public company. See Note 2 for more details.

Intangible assets, primarily technology and product rights, are as follows:

(dollars in thousands)	2006	2005
Cost	$44,873	$40,768
Less: accumulated amortization	(27,770)	(25,842)
Intangible assets, net	$17,103	$14,926

In the fourth quarter of 2006, Hospira acquired the rights to certain technologies and generic pharmaceutical products for $4.1 million. These intangible assets are amortized over an average life of 5 years and 8 years, respectively.

In the third quarter of 2005, Hospira acquired the rights to certain technologies and generic pharmaceutical products for $5.2 million, including the rights to an Abbreviated New Drug Application filed with the Food and Drug Administration. These intangible assets are amortized over an average life of 8 years.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 10 years, average 9 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $2.7 million for 2007, $2.5 million for 2008, $2.3 million for 2009, $2.2 million for 2010 and $2.2 million for 2011.

Investments

Investments in companies in which Hospira has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally deemed to exist if Hospira has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representations on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate.

Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded (“available-for-sale investments”). Investments that are not publicly traded are accounted for using the cost method. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in accumulated other comprehensive loss until the investment is sold or considered impaired, at which time the realized gain or loss is charged to other (income) expense, net.

Hospira regularly reviews its investments to determine whether an other-than-temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment’s market value has been below carrying value and the near-term prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the carrying basis of the security is written down to fair value and the amount of the write-down is included in other (income) expense, net.

Property and Equipment

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Property and equipment at cost (in thousands) consists of the following:

Classification	2006	2005	Estimated Useful Life
Land	$30,609	$29,934	N/A
Buildings	418,276	390,793	10 to 50 years (average 28 years)
Equipment	1,334,406	1,195,882	3 to 20 years (average 8 years)
Construction in progress	172,111	198,107	N/A
Instruments placed with customers	317,722	366,306	3 to 7 years (average 5 years)
Property and equipment at cost	2,273,124	2,181,022
Less: accumulated depreciation and amortization	(1,233,693)	(1,190,209)
Net property and equipment	$1,039,431	$990,813

Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases.

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

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2006 and 2005, unamortized capitalized software costs totaled $85.9 million and $77.8 million, respectively. Such capitalized amounts will be amortized ratably over the expected lives of the projects when they become operational, not to exceed ten years. Amortization was $13.4 million, $7.5 million and $3.2 million for 2006, 2005 and 2004, respectively, and is included in depreciation in the consolidated statements of cash flows. Amortization of capitalized software prior to the spin-off includes amounts allocated from Abbott.

Capitalized Interest

Hospira follows SFAS No. 34, “Capitalization of Interest Cost,” to determine the interest to be capitalized during the construction period for projects under construction. Hospira recorded capitalized interest of $13.4 million, $10.5 million and $5.5 million in 2006, 2005 and 2004, respectively. Capitalized interest prior to the spin-off represents amounts allocated from Abbott.

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

The discount rate estimate for the current year is based on a proprietary yield curve developed by third-party actuaries, while prior-year estimates used Moody’s Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira’s benefit liabilities. The change in assumption did not have a significant impact on Hospira’s 2006 consolidated financial statements. The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira  of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira’s defined benefit and post-retirement plans. The incremental effect of the application of this provision on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is provided in Note 7 of the consolidated financial statements. Another provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. Hospira’s current measurement date is November 30. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from adoption of this provision of SFAS No. 158 will be significant to its financial statements.

In July 2006, the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of uncertain tax positions. The provisions of FIN 48 are effective at the beginning of the first fiscal year that begins after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings for that year. Hospira is currently evaluating the potential impact of FIN 48 on its financial statements.

Note 2—Acquisitions and Dispositions

On October 31, 2006, Hospira completed the acquisition of all outstanding shares of BresaGen Limited (“BresaGen”), formerly an Australian public company listed on the Australian Stock Exchange, for $17.1 million in cash, including transition costs. BresaGen is a biotechnology company that develops protein and peptide therapeutics. The acquisition resulted in the assumption of $5.4 million of debt, non-tax deductible goodwill of $1.9 million, acquired in-process research and development of $10.0 million, and other assets and liabilities, net of $10.6 million. The impact of the acquisition was not material to Hospira’s results of operations in 2006.

In July 2005, Hospira acquired Physiometrix, Inc., a developer of non-invasive medical devices. The acquisition broadened Hospira’s portfolio of products for the hospital operating room and intensive care unit, providing brain-function monitoring devices used during surgical and diagnostic procedures. Hospira paid $23.6 million in cash for all outstanding shares of Physiometrix, plus transaction costs, and assumed Physiometrix’s debt of $1 million. The acquisition resulted in intangible assets of $9.9 million that will be amortized over 10 years, non-tax deductible goodwill of $8.2 million, net deferred tax assets of $8.0 million and other assets and liabilities, net of $(1.5) million. The impact of the acquisition was not material to Hospira’s results of operations in 2005 and 2006.

In May 2005, Hospira completed a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. (“ICU”) and sold its Salt Lake City manufacturing facility and related equipment and inventory to ICU for $31.8 million in cash. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), Hospira recorded an impairment charge of $2.4 million, representing the amount by which the carrying value of the assets exceeded the fair value less cost to sell. In connection with the closing of the sale, Hospira recorded a loss of $13.4 million, which was Hospira’s best estimate of the cost of certain obligations for which Hospira is required to reimburse ICU over a 24-month period after closing. Both the impairment and the loss related to obligations assumed were recorded in cost of products sold. Through December 31, 2006, cash paid related to these obligations was $6.3 million. During 2006, Hospira reduced its liability by $6.8 million due to a change in ICU’s strategy for the manufacturing facility that reduced Hospira’s related obligation.

Note 3—Investments

Investments consist of the following:

(dollars in thousands)	2006	2005
Investments, at cost(1)	$17,470	$13,928
Investments, at equity(2)	13,871	—
	$31,341	$13,928

(1)          Cost investments consist of marketable securities classified as available-for-sale and investments in companies over which Hospira does not have significant influence or ownership of more than 20%.

(2)          Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards.

The cumulative net unrealized gains on investments in publicly traded equity securities accounted for as available-for-sale investments was $8.4 million and $6.8 million at December 31, 2006 and 2005, respectively. There were no realized gains or losses for the years ended 2006, 2005 and 2004. Hospira’s share of losses of the investees of equity investments made after the spin-off was $0.5 million for the year ended 2006, and no losses or earnings in 2005 and 2004.

Note 4—Restructuring Plan

Hospira announced plans to close manufacturing plants in Donegal, Ireland in August 2005; and Ashland, Ohio and Montreal, Canada in February 2006. Hospira also provided the planned timeline for phasing out production at a leased facility in Abbott Laboratories’ North Chicago, Illinois campus. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis. The restructuring costs are expected to be incurred through 2009 and consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

Hospira recorded pre-tax restructuring charges of $43.6 million in cost of products sold in 2006. Of the total charges, $15.6 million was recorded in the U.S. segment and $28.0 million in the International segment. Hospira has incurred $52.1 million to date for restructuring charges related to these actions. In May 2006, the Donegal, Ireland manufacturing plant was sold for $11.5 million, resulting in a pre-tax gain of $7.9 million, which is reported in cost of products sold in the International segment. Hospira continued to occupy the plant under a short-term lease until all product transfers were completed in November 2006. In September 2006, the Montreal manufacturing plant was sold for $7.8 million, resulting in a pre-tax gain of $3.1 million, of which the full amount is being deferred and will be recognized at the end of the lease-back term. Hospira will continue to occupy the plant under a lease until all product transfers are completed, which is currently anticipated to be in the first half of 2008. Hospira is currently evaluating the potential disposition of its Ashland, Ohio manufacturing plant and has begun to take the steps necessary to prepare for such disposition, including conducting environmental studies. At December 31, 2006, Hospira has estimated and recorded $0.6 million of environmental clean-up costs related to these actions.

In 2005, Hospira incurred pre-tax restructuring charges of $8.5 million, which were recorded in cost of products sold in the International segment.

The following summarizes the restructuring activity:

	Employee-Related	Accelerated
(dollars in thousands)	Benefit Costs(1)	Depreciation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—
Costs incurred	7,313	921	313	8,547
Payments	(49)	—	(313)	(362)
Non cash items	—	(921)	—	(921)
Balance at December 31, 2005	7,264	—	—	7,264
Costs incurred	35,354	5,822	2,439	43,615
Payments	(25,287)	—	(1,017)	(26,304)
Non cash items	(858)	(5,822)	(113)	(6,793)
Balance at December 31, 2006	$16,473	$—	$1,309	$17,782

(1)          Includes pension plan curtailment charge of $1.5 million related to the Ashland, Ohio plant shutdown and both a curtailment gain of $0.6 million and a special termination benefits charge of $1.2 million related to the Donegal, Ireland plant shutdown.

Note 5—Financial Instruments and Derivatives

Hospira accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Hospira’s operations are exposed to currency exchange-rate risk, which is mitigated by Hospira’s use of foreign currency forward exchange contracts (“forward contracts”). Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the related asset or liability, and both are included in other (income) expense, net. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses related to such exposures are also included in other (income) expense, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133. Net forward contract expense included in other (income) expense, net in the consolidated statements of income, and the carrying value and fair value of forward contracts were not significant.

In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2006 and 2005, these interest rate swaps had an aggregate fair market value of $(8.2) million and $(8.7) million, respectively. If these derivative instruments had been terminated at December 31, 2006 and 2005, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable and payable, approximate their estimated fair values due to their short-term nature. Fair value of marketable securities and forward contracts is the quoted market price of the instrument held.

Note 6—Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2005, Hospira became aware of certain indicators of potential impairment at its Ashland, Ohio and Montreal, Canada plants, the lowest level for which there are identifiable cash flows. These indicators included higher costs of manufacturing and lower expected future production volumes. Hospira considered the future cash flows expected to result from the operation of these facilities and found the sum of the expected future cash flows (undiscounted) to be less than the carrying value of the assets, indicating an impairment. In determining the estimated fair values, Hospira considered external appraisals and quoted market prices. During 2005, Hospira recorded an impairment charge of $13.1 million which is reported in cost of products sold. Of the total impairment, $10.3 million is reported in the U.S. segment and $2.8 million in the International segment. The impairment related primarily to the carrying values of buildings and machinery and equipment. No impairments occurred in 2006. Considerable management judgment is necessary to estimate future cash flows and fair values. Accordingly, actual results could vary significantly from current estimates.

Note 7—Pension and Post-Retirement Benefits

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

Benefit Plan Changes

The pension plan for employees of the Ashland, Ohio plant was merged with the Hospira Annuity Retirement Plan (Hospira’s primary pension plan) on April 1, 2006. As a result of the merger, the plan obligations of both plans were re-measured. This resulted in a decrease in the additional minimum pension liability of $24.4 million ($12.9 million net-of-tax). The reduction of the minimum pension liability is reflected in accumulated other comprehensive income.

In 2004, Hospira announced a series of benefit plan changes including the enhancement of the 401(k) defined contribution plan, the freezing of the U.S. non-union pension plan and the discontinuation of the U.S. non-union post-retirement medical and dental plan. The discontinuation of the U.S. non-union post-retirement medical and dental plan was effective May 1, 2004. Effective December 31, 2004, the U.S. non-union pension plan was frozen. Eligible employees covered by the plan will continue to age into their benefits and will be entitled to all benefits earned when they retire. Beginning January 1, 2005, all U.S. non-union employees became eligible to receive an additional company-matching contribution to the 401(k) plan and employees that were age 40 and above, as of December 31, 2004, are eligible to receive an additional company-matching contribution for five years.

Net Pension and Medical and Dental Benefit Cost

Net cost recognized for the three years ended December 31, for Hospira’s major pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
(dollars in thousands)	2006	2005	2004(1)	2006	2005	2004(1)
Service cost for benefits earned during the year	$2,751	$2,103	$22,555	$2,102	$1,437	$6,842
Interest cost on projected benefit obligations	24,432	22,070	29,594	3,371	3,154	9,777
Expected return on plans’ assets	(29,861)	(29,428)	(35,568)	—	—	—
Net amortization	3,162	1,219	3,088	1,747	1,932	2,702
Curtailment of benefits(2)	2,070	—	1,571	—	—	(64,636)
Net cost	$2,554	$(4,036)	$21,240	$7,220	$6,523	$(45,315)

(1)          Includes costs allocated from Abbott through the spin-off date for all Hospira employees.
Subsequent to the spin-off, Abbott retained net pension costs for U.S. non-union and international employees who were retired as of the spin-off date and net medical and dental costs for U.S. non-union employees who were retired or eligible to retire as of the spin-off date.

(2)          The net curtailment charge for pension plans in 2006 relate to the planned shutdown of the Ashland, Ohio and Donegal, Ireland plants, and in 2004 the charge relates to accelerated recognition of previously unrecognized losses and prior service due to the freezing of the U.S. non-union pension plan. The curtailment benefit for medical and dental plans in 2004 relates to the discontinuation of medical and dental benefits for U.S. non-union employees.

Changes in Benefit Obligations and Plan Assets

In 2004, Hospira changed the actuarial valuation measurement date for certain of the pension and post-retirement plans from December 31 to November 30 to facilitate the planning and reporting process. The effect of this change did not have a material impact on the consolidated financial statements.

Information about the changes in benefit obligations and plan assets for the periods ended December 31, and the funded status as of December 31, for Hospira’s major U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in thousands)	2006	2005	2006	2005
Projected benefit obligations at beginning of year	$426,112	$370,216	$59,556	$53,569
Service cost	2,751	2,103	2,102	1,437
Interest cost	24,432	22,070	3,371	3,154
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs	4,555	40,563	(11,377)	4,135
Benefits paid	(11,976)	(10,239)	(2,319)	(2,739)
Curtailment	552	—	—	—
Other, primarily foreign currency translation	(302)	1,399	—	—
Projected benefit obligations at end of year	$446,124	$426,112	$51,333	$59,556
Plan assets at fair value at beginning of year	$343,246	$324,625	$—	$—
Actual return on plans’ assets	39,163	24,966	—	—
Company contributions	2,042	1,668	2,319	2,739
Benefits paid	(11,976)	(10,239)	(2,319)	(2,739)
Other, primarily foreign currency translation	826	2,226	—	—
Plan assets at fair value at end of year	$373,301	$343,246	$—	$—
Funded status	$(72,823)	$(82,866)	$(51,333)	$(59,556)
Unrecognized actuarial losses, net	—	104,153	—	31,937
Unrecognized prior service cost	—	1,573	—	(1,070)
Net (accrued) prepaid benefit cost	$(72,823)	$22,860	$(51,333)	$(28,689)
Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$3,052	$4,106	$—	$—
Intangible assets	—	1,573	—	—
Accrued benefit cost	(75,875)	(80,909)	(51,333)	(28,689)
Accumulated other comprehensive loss	—	98,090	—	—
Net (accrued) prepaid benefit cost	$(72,823)	$22,860	$(51,333)	$(28,689)
Recognized in Accumulated Other Comprehensive Loss:
Net Actuarial Loss	$95,064		$18,706
Net Prior Service Cost	50		(963)
Net transition (Asset) Obligation	—		—
Total Recognized	$95,114		$17,743

The estimated actuarial loss that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2007 is $4.6 million.

The estimated actuarial loss and net prior service cost that will be amortized from accumulated other comprehensive income into net periodic medical and dental benefit cost during 2007 are $0.9 million and $(0.9) million, respectively.

As of December 31, 2005, the accumulated benefit obligation for Hospira’s primary pension plans was approximately $418.0 million. For such pension plans where the accumulated benefit obligations exceeded plan assets at December 31, 2005, the aggregate accumulated benefit obligations were $402.6 million, the projected benefit obligations were $402.6 million, and the aggregate plan assets were $321.7 million. As a result of this, in 2005, minimum pension liabilities were recognized, and charges to accumulated other comprehensive loss were $35.1 million, net of taxes.

Application of SFAS No. 158 as of December 31, 2006

In September 2006, the FASB issued SFAS No. 158. One provision of SFAS No. 158 requires full recognition of the funded status of Hospira’s defined benefit and post-retirement plans. Adoption of this provision did not impact earnings.

The following table indicates the pre-tax incremental effect of the application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 for Hospira’s major U.S. and international plans.

	Before		After
(dollars in thousands)	SFAS No. 158	Adjustment	SFAS No. 158
Pension Plans:
Prepaid benefit cost	$3,596	$(544)	$3,052
Accrued benefit liability	(75,606)	(269)	(75,875)
Accumulated other comprehensive income	94,301	813	95,114
Medical and Dental Plans:
Prepaid benefit cost	$—	$—	$—
Accrued benefit liability	(33,590)	(17,743)	(51,333)
Accumulated other comprehensive income	—	17,743	17,743

Actuarial Assumptions

Actuarial weighted average assumptions for Hospira’s primary plans used in determining pension and medical and dental plan information are as follows:

	2006	2005	2004
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	5.7%	5.7%	6.0%
Expected aggregate average long-term change in compensation	3.6%	3.6%	3.5%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	5.7%	6.0%	6.2%
Expected long-term rate of return on plan assets	8.4%	8.5%	8.6%
Expected aggregate average long-term change in compensation	3.6%	3.5%	4.5%

The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

The assumed healthcare cost trend rates for Hospira’s primary medical and dental plans are as follows:

	2006	2005	2004
Healthcare cost trend rate assumed for the next year:
Pre-65 years of age	8%	10%	10%
Post-65 years of age	10%	10%	10%
Rate that the cost trend rate gradually declines to:
Pre-65 years of age	5%	5%	5%
Post-65 years of age	5%	5%	5%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2012	2010	2009
Post-65 years of age	2011	2010	2009

A one percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest components of net post-retirement medical and dental cost for the year ended December 31, 2006, by approximately $1,041/($1,049), and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $6,071/($5,136).

Pension Plan Assets

The weighted average asset allocation for Hospira’s U.S. pension plans at December 31, and target allocation by asset category are as follows:

	Target	Percentage of plan assets at
Asset Category	Allocation	2006	2005
U.S. & international equity securities	60%	61%	61%
Debt securities	40%	39%	39%
Total	100%	100%	100%

The investment mix between equity securities and debt securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile debt securities. In addition, the mix between equity securities and debt securities is consistent with the long-term nature of the plans’ benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plans hold no direct investments in securities of Hospira or Abbott.

Cash Funding and Benefit Payments

Hospira funds its domestic pension plans according to IRS funding limitations. Hospira did not contribute any amounts to its primary U.S. pension plan in 2006 and 2005.

Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts for pensions, are as follows:

(dollars in thousands)	Pension Plans	Medical and Dental Plans
2007	$26,269	$4,223
2008	11,862	2,933
2009	13,188	4,355
2010	14,698	4,410
2011	16,193	4,464
Years 2012 through 2016	107,512	21,337

Defined Contribution Plans

Hospira’s employees participated through the spin-off date in the Abbott Stock Retirement Plan that is Abbott’s principal defined contribution plan, and thereafter in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2006, 2005 and 2004, Hospira’s contributions were $34,798, $48,101 and $19,579, respectively. Included in 2005 is a $13,822 special company contribution that was announced and accrued in 2004.

Note 8—Taxes on Earnings

Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

(dollars in thousands)	2006	2005	2004
Earnings Before Taxes
Domestic	$191,078	$187,904	$271,425
Foreign	133,619	134,171	140,095
Total	$324,697	$322,075	$411,520
Taxes on Earnings
Current:
U.S. Federal	$99,625	$78,949	$51,218
State	8,052	4,045	6,018
Foreign	9,808	9,151	5,658
Total current	117,485	92,145	62,894
Deferred:
Domestic	(26,276)	(1,945)	46,606
Foreign	(4,191)	(3,763)	468
Total deferred	(30,467)	(5,708)	47,074
Total	$87,018	$86,437	$109,968

Prior to the spin-off date, the provision for income taxes was calculated on a separate return basis, while actual tax payments were made on a combined return filing basis by Abbott. Subsequent to the spin-off, Hospira made $30.7 million in tax payments on earnings for the eight-month period ending December 31, 2004. Tax payments, net of refunds, of $28.6 million and $27.2 million were made on earnings for the twelve-month periods ending December 31, 2006 and December 31, 2005, respectively. Hospira has recorded reserves for income tax loss contingencies in accordance with SFAS No. 5. Operating loss carryforwards at December 31, 2006 amounted to $23.1 million, which are subject to expiration in periods from 2020 through 2025. The amount of income taxes that Hospira pays is subject to ongoing audits by federal, state and foreign tax authorities. Hospira’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Hospira believes that it has adequately provided for the best estimate of the expected outcomes related to these matters. However, Hospira’s future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are revised or resolved. Currently, Hospira’s 2004 and 2005 U.S. income tax returns are the subject of a routine examination.

U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings of certain foreign subsidiaries of $154.2 million at December 31, 2006 after the repatriation noted below. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends. The Jobs Act provided for a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer, provided certain criteria were met, including a domestic reinvestment plan for such earnings. In 2005, Hospira recorded an income tax charge of $9.1 million in connection with the repatriation of $175 million of qualified foreign earnings under the Jobs Act.

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(14.6)	(11.9)	(9.0)
Repatriated earnings	—	2.8	—
State taxes, net of federal benefit	2.8	1.7	2.3
All other, net	3.6	(0.8)	(1.6)
Effective tax rate	26.8%	26.8%	26.7%

The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2006		2005
(dollars in thousands)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits, and benefit plan liabilities	$76,897	$—	$61,437	$6,750
Trade receivable reserves and chargeback accruals	23,146	48	35,730	—
Inventory	58,167	—	38,847	—
State income taxes	20,426	1,751	17,058	2,659
Property and equipment	14,623	47,154	6,465	55,500
Intangibles	16,308	2,974	8,484	3,924
Investments	6,630	3,195	6,630	2,608
Other, primarily other accruals, net operating loss carryforwards, and reserves not currently deductible	53,600	—	54,648	—
Valuation allowances	(1,300)	—	—	—
Total	$268,497	$55,122	$229,299	$71,441

Valuation allowances consists of $1.3 million for certain tax credits.

The separation and distribution agreement with Abbott allowed a one-time adjustment to distributed deferred taxes based on actual tax return filings by Abbott, which include Hospira’s results through the spin-off date. In addition, during 2005, Hospira performed an analysis of the appropriate state tax rate required based on Hospira’s tax position as a stand-alone taxpayer for the net deferred tax assets transferred from Abbott at the spin-off date. As a result, Hospira determined that its income taxes as a stand-alone taxpayer should be provided at a higher effective rate than the rate used while part of Abbott. The final adjustment for these two items was made in 2005, which resulted in a $12.0 million increase to net deferred tax assets and additional paid-in capital.

Note 9—Sales-Type Leases

The net investment in sales-type leases of certain drug delivery pumps consists of the following:

	December 31
(dollars in thousands)	2006	2005
Minimum lease payments receivable	$40,944	$42,195
Unguaranteed residual value of leased equipment	—	—
Unearned interest income	(4,222)	(5,034)
Allowance for estimated uncollectible lease receivables	(29)	(31)
Net investment in sales-type capital leases	36,693	37,130
Current portion(1)	(10,980)	(8,302)
Net investment in sales-type capital leases, less current portion(1)	$25,713	$28,828

(1)          The current and long-term portions are recorded in trade receivables and other assets, respectively, in the balance sheet.

Future minimum amounts due under customer agreements accounted for as sales-type capital leases as of December 31, 2006 are as follows:

Year ending December 31:	Sales-Type
(dollars in thousands)	Capital Leases
2007	$12,974
2008	12,286
2009	9,527
2010	4,932
2011	1,200
Thereafter	25
$40,944

Note 10—Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at December 31, 2006 and 2005:

(dollars in thousands)	2006	2005
Long-term debt:
Senior unsecured notes due 2009	$300,000	$300,000
Senior unsecured notes due 2014	400,000	400,000
Economic development promissory notes due 2015	1,320	1,465
International borrowings due 2008	4,914	3,502
Securitized mortgage note due 2015	4,871	—
Fair value of interest rate swap instruments	(8,181)	(8,662)
Total long-term debt	702,924	696,305
Unamortized debt discount on senior unsecured notes	(880)	(1,020)
Long-term debt	702,044	695,285
Short-term borrowings	4,532	2,579
Total debt	$706,576	$697,864

The aggregate maturities of debt for each of the next five years are as follows: $4.5 million in 2007, $5.6 million in 2008, $300.7 million in 2009, $0.8 million in 2010 and $404.0 million thereafter.

$700 Million Senior Unsecured Notes

On June 15, 2004, Hospira completed an offering of a $700 million aggregate principal amount of notes consisting of $300 million principal amount of five-year senior unsecured notes and $400 million principal amount of ten-year senior unsecured notes. The $300 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the short-term senior unsecured credit facility entered into as part of the spin-off from Abbott.

The estimated aggregate fair value of the senior unsecured notes equaled $682.7 million at December 31, 2006. The fair market value is based on quoted market prices. In January 2005, Hospira entered into interest rate swap transactions whereby the $300 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2006, these interest rate swaps had an aggregate fair market value of $(8.2) million. If these derivative instruments had been terminated at December 31, 2006, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

$1.75 Million Economic Development Promissory Notes

In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2%, with principal and interest due monthly.

International Borrowings

Hospira has entered into various loan agreements in conjunction with the legal transfer of certain international operations from Abbott. These borrowings are made by Hospira’s foreign affiliates in their local currency and are used to optimize the capital structure. As of December 31, 2006 and 2005, Hospira had $8.8 million and $5.9 million of such loans outstanding, respectively, of which $3.9 million and $2.4 million, respectively, was classified as short-term.

Acquired Debt

In connection with the acquisition of BresaGen in the fourth quarter of 2006, Hospira assumed a $5.4 million mortgage note that is secured by land and building, of which $0.5 million is classified as short-term. The agreement bears a fixed rate of interest of 7.47%, with payments of principal and interest due quarterly, ending in March 2015.

$375 Million Unsecured Revolving Credit Facility

Hospira has a five-year $375 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005 and was amended on January 15, 2007 to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This facility is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are currently 0.45%, 0.075% and 0.10%, respectively, and are subject to increase or decrease if there is a change in Hospira’s current credit ratings. The amount of available borrowings may be increased to a maximum of $500 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2006, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

Debt Covenants

The Revolver and the indenture governing Hospira’s senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants limit Hospira’s ability to allow liens on its properties or assets, or merge or consolidate with other entities. Under the Revolver, among other things, Hospira must also comply with certain financial covenants, including a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2006, Hospira was in compliance with all covenants under the Revolver and the Senior Unsecured Notes. Upon the closing of the Mayne Pharma acquisition, the Revolver was amended to permit the acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio.

Note 11—Segment and Geographic Information

Hospira’s principal business is the development, manufacture and sale of hospital products including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and International.

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

	Net Sales to External Customers			Income from Operations
(dollars in thousands)	2006	2005	2004	2006	2005	2004
U.S. (1)	$2,220,501	$2,187,775	$2,220,070	$384,240	$328,517	$404,876
International	468,004	438,921	424,966	15,572	68,407	88,723
Total reportable segments	$2,688,505	$2,626,696	$2,645,036	399,812	396,924	493,599
Corporate functions				(60,228)	(60,309)	(65,949)
Income from operations				339,584	336,615	427,650
Other, net				(14,887)	(14,540)	(16,130)
Income before income taxes				$324,697	$322,075	$411,520

(1)          2004 U.S. Income from operations includes curtailment benefit of $64.6 million.

	Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
(dollars in thousands)	2006	2005	2004	2006	2005	2004	2006	2005
U.S.	$116,579	$118,280	$110,577	$183,677	$209,078	$187,796	$2,036,486	$2,120,174
International	38,211	36,180	30,668	50,961	48,954	41,058	702,141	564,885
Total reportable segments	$154,790	$154,460	$141,245	$234,638	$258,032	$228,854	$2,738,627	$2,685,059
Goodwill and net intangible assets	1,927	1,831	4,278				108,960	104,123
Total	$156,717	$156,291	$145,523				$2,847,587	$2,789,182

Note 12—Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400 million shares of common stock, par value $0.01 per share, and 50 million shares of preferred stock, par value $0.01 per share, of which four million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2006 and 2005, approximately 10.0 million and 12.2 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2006 and 2005, 155.9 million and 161.7 million shares are outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s board of directors approved a $400 million share repurchase program. The repurchase of shares commenced in early March 2006, and as of December 31, 2006, Hospira had repurchased 7,584,400 shares for $299.8 million. Because Hospira must dedicate a substantial portion of its future cash to servicing debt and integrating Mayne Pharma into its operations, Hospira does not expect to continue repurchasing shares for the foreseeable future.

Preferred Share Purchase Rights

Each outstanding share of common stock provides the holder with one Preferred Share Purchase Right (“Right”). Upon exercise, each Right entitles the holder to purchase 1/100th of a share of Series A Junior Participating Preferred Stock of Hospira at a price initially set at $100, subject to amendment or adjustment. The Rights will become exercisable only if a person or group (an “acquirer”) acquires, or obtains the rights to acquire, without prior approval of the Board of Directors, more than 15% of Hospira’s common stock, or an acquirer announces a tender offer that may result in the acquisition of such percentage (a “Triggering Event”). After a Triggering Event, Rights held by an acquirer are not exercisable or exchangeable as described below.

If a Triggering Event occurs, each Right will generally be exercisable for common stock of Hospira having a value equal to twice the exercise price of the Right. If the Triggering Event involves an acquisition of Hospira or over 50% of its assets or earning power, each Right will be exercisable for common stock of the acquirer having a value equal to twice the exercise price of the Right. If a Triggering Event occurs in which the acquirer acquires or obtains the right to acquire less than 50% of Hospira’s common stock, Hospira’s Board of Directors, in its discretion, may require that each Right be exchanged for one share of Hospira’s common stock or for preferred stock having a value equal to one share of common stock.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of taxes consisted of the following:

(dollars in thousands)	2006	2005
Cumulative foreign currency translation gains	$12,910	$222
Cumulative retirement plan adjustments, net of tax (1)	(68,840)	(60,431)
Cumulative unrealized gains on marketable equity securities, net of tax	5,166	4,185
Accumulated Other Comprehensive Loss	$(50,764)	$(56,024)

(1)          Includes $10.7 million, net of tax relating to the adoption of SFAS No. 158.

Note 13—Earnings Per Share

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

(shares in thousands, except per share amounts)

	2006	2005	2004
Weighted average basic common shares outstanding	157,368	159,275	156,187
Assumed exercise of stock options	3,056	2,359	973
Weighted average dilutive common shares outstanding	160,424	161,634	157,160
Earnings Per Common Share:
Basic	$1.51	$1.48	$1.93
Diluted	$1.48	$1.46	$1.92

For 2006, 2005 and 2004, there were outstanding options to purchase approximately 2.8 million, 0.7 million and 3.0 million shares of Hospira stock, respectively, for which the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 14—Incentive Stock Program

Plan Overview

Hospira’s 2004 Long-Term Stock Incentive Plan (“2004 Plan”), which became effective April 30, 2004, provides for the grant of up to 31 million shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2006, approximately 10.0 million shares remain available for grant.

In May 2006 and 2005, 2.2 million and 2.6 million options were granted to certain employees for the 2006 and 2005 annual stock option grants, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three years and have a ten-year term.

In May 2004, Hospira awarded a Founders Grant of approximately 8.4 million options under the 2004 Plan to substantially all employees in the United States and certain international employees, at the fair market value at the time of grant. These options generally vest in six months and have a five-year term for all employees except corporate officers, whose options vest over three years and have a ten-year term.

Option Activity and Outstanding Options

A summary of information related to stock options is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2004	15,053,202	$27.55
Granted	3,452,985	34.39
Exercised	(5,161,068)	26.71
Lapsed	(233,428)	29.68
Outstanding at December 31, 2005	13,111,691	29.65
Granted	2,819,560	41.68
Exercised	(2,189,566)	27.05
Lapsed	(172,219)	33.15
Outstanding at December 31, 2006 (1)	13,569,466	$32.52	6.20	$46,116
Exercisable at December 31, 2006	8,514,173	$30.30	4.78	$39,314

(1)		The difference between options outstanding and those expected to vest is not significant.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $34.3 million, $58.5 million and $6.9 million, rspectively.

Summarized information about Hospira stock options outstanding and exercisable at December 31, 2006, which includes options converted from Abbott, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.01 - $25.00	887,228	5.0	$22.85	887,228	$22.85
$25.01 - $30.00	5,005,544	4.6	27.11	4,200,651	27.04
$30.01 - $35.00	3,194,785	7.5	32.27	1,446,309	31.99
$35.01 - $40.00	1,413,029	5.0	37.39	1,267,788	37.29
$40.01 - $48.00	3,068,880	8.4	42.18	712,197	42.96
$12.01 - $48.00	13,569,466	6.2	$32.52	8,514,173	$30.30

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

Hospira adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, Hospira’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $35.9 million was recognized under SFAS No. 123R for 2006. The related income tax benefit recognized was $12.5 million. As noted above, there was no stock-based compensation expense related to employee stock options recognized in the statement of income during the year ended December 31, 2005 and 2004.

The following table illustrates the pro forma effect on net income and earnings per share if Hospira had applied the fair value recognition provisions of SFAS No. 123 during 2005 and 2004.

(dollars in thousands, except per share amounts)	2005	2004
Net Income, as reported	$235,638	$301,552
Hospira stock-based compensation, net of tax (1)	15,575	41,596
Pro forma net income including Hospira stock-based compensation expense	220,063	259,956
Abbott stock-based compensation, net of tax (2)	—	7,048
Pro forma net income including all stock-based compensation expense	$220,063	$252,908
Basic EPS, as reported	$1.48	$1.93
Basic EPS, pro forma	$1.38	$1.62
Diluted EPS, as reported	$1.46	$1.92
Diluted EPS, pro forma	$1.36	$1.61

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

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For options exercised during 2006, this excess tax benefit was $3.4 million.

As of December 31, 2006, there was $37.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares becoming fully vested during 2006, 2005 and 2004 was $12.3 million, $14.5 million and $9.4 million, respectively.

The weighted average fair value for the Hospira options granted in 2006, 2005 and 2004 was $15.82, $11.28 and $6.63, respectively. The weighted average fair value for the Abbott options granted in 2004 was $11.79. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for 2006 are based on the “simplified” method as described in SEC SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The historical Abbott assumptions relate to Abbott stock and are therefore based on Abbott’s valuation assumptions. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	2006	2005	2004
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	31.0%	30.0%	32.0%
Expected life (years)	5.7	4.9	2.9
Risk-free interest rate	4.9%	3.9%	2.9%
Dividend yield	0.0%	0.0%	0.0%
Abbott Stock Options Black-Scholes assumptions (weighted average):
Volatility	N/A	N/A	32.0%
Expected life (years)	N/A	N/A	5.4
Risk-free interest rate	N/A	N/A	2.9%
Dividend yield	N/A	N/A	2.2%

Note 15—Commitments and Contingencies

Commercial Commitments

Hospira’s commercial commitments as of December 31, 2006, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2006, Hospira had $11.7 million of outstanding letters of credit, with a majority expiring in 2007. No amounts have been drawn under these letters of credit.

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2006, were:

(dollars in thousands)
2007	$26,811
2008	24,202
2009	24,158
2010	19,922
2011	19,519
Remaining Years	62,574
Total minimum future lease payments	$177,186

Lease expense under operating leases totaled $22.1 million, $24.6 million and $23.2 million in 2006, 2005 and 2004, respectively. Lease expense prior to the spin-off includes amounts allocated from Abbott.

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

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories interfered with employee benefits in violation of the Employee Retirement Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned:  Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the new fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. The new claim in the amended complaint is not subject to the class certification ruling. As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.”  Hospira denies all material allegations asserted against it in the complaint.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at December 31, 2006 and 2005, are the best estimate of loss, as defined by SFAS No. 5. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not possible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 16—Relationship with Abbott

In connection with the spin-off, Hospira and Abbott entered into agreements pursuant to which Hospira and Abbott provided the other, on an interim, transitional basis, various services. The agreed-upon charges for such services were generally intended to allow the servicing party to recover all out-of-pocket costs plus a mark up. The services generally commenced on the spin-off date and terminated no later than 24 months following the spin-off date. The net cost of these various services to Hospira was $0.5 million, $4.9 million and $13.3 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, all transition agreements with Abbott have been completed.

In addition, Hospira leases floor space in certain Abbott facilities. The terms of the leases range from two to ten years from the spin-off date, unless terminated earlier by Hospira, and include additional services provided by Abbott. These additional services are integral to the facilities and primarily include manufacturing support functions, quality assurance and information technology systems. As of December 31, 2006, the only remaining lease is for a facility in Abbott Laboratories’ North Chicago, Illinois campus. The cost for the leases and additional services was $21.1 million, $26.1 million and $29.7 million for 2006, 2005 and 2004, respectively.

Both Hospira and Abbott have provided and will continue to provide manufacturing services to the other. For manufacturing services provided to Abbott, Hospira records as revenue its costs plus a third-party manufacturing profit. For certain products, Hospira receives the bulk material from Abbott and the mark up is on the value-added portion only. Inventory that Hospira purchases from Abbott is at Abbott’s cost plus a third-party manufacturing profit. Sales to Abbott amounted to $160.8 million, $169.1 million and $180.0 million for 2006, 2005 and 2004, respectively. Product purchases from Abbott were $76.6 million, $83.8 million and $83.9 million for 2006, 2005 and 2004, respectively.

In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the United States and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The transfers were completed in the second quarter of 2006. The total amounts paid in 2006 and 2005 were $126.2 million and $116.7 million, respectively.

Note 17—Supplemental Financial Information

(dollars in thousands)	2006	2005
Other Accrued Liabilities:
Accrued rebates	$65,088	$83,537
Income taxes payable	142,143	47,848
All other	161,458	145,713
Total	$368,689	$277,098

	2006	2005
Post-Retirement Obligations and Other Long-Term Liabilities:
Accrued post-retirement medical and dental costs(a)	$47,357	$26,189
Pension liabilities(a)	75,539	99,663
All other	52,396	39,984
Total	$175,292	$165,836

(a)	See Note 7 regarding changes in accrued pension and post-retirement obligations

(dollars in thousands)	2006	2005	2004
Other (Income) Expense, net:
Interest income	$(17,074)	$(15,052)	$(2,357)
Foreign exchange	(1,057)	(134)	(251)
All other	1,994	1,450	(20)
Total	$(16,137)	$(13,736)	$(2,628)

Note 18—Subsequent Event

On September 20, 2006, Hospira entered into a scheme implementation agreement (the “Scheme”), with Mayne Pharma Limited (“Mayne Pharma”), an Australian public company listed on the Australian Stock Exchange. Mayne Pharma manufactures and sells primarily specialty injectable pharmaceuticals. The Scheme contemplated that Hospira would acquire Mayne Pharma by means of a scheme of arrangement transaction under Australian law pursuant to which Hospira would pay AUD4.10 per share for all outstanding shares of Mayne Pharma. On January 19, 2007, the Supreme Court of Victoria, Australia, approved the Scheme and on February 2, 2007, Hospira acquired all the outstanding common shares of Mayne Pharma for approximately $2.0 billion. The results of operations of Mayne Pharma will be included in Hospira’s results for periods on and after February 2, 2007.  Valuations of property, plant and equipment and intangible assets are currently in process. Developed product rights intangible assets will be amortized over their estimated useful lives. Acquired in-process research and development will be expensed in the first quarter of 2007.

On February 1, 2007, Hospira incurred $1.925 billion of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities include a $500 million, three-year term loan facility and a $1.425 billion one-year bridge loan facility. Under the term loan facility, Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). The entire principal amount under the bridge loan facility is due on the maturity date of January 15, 2008.

Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. Based on Hospira’s ratings of BBB (stable outlook) from Standard and Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%.

Note 19—Quarterly Data (Unaudited)

(dollars in thousands, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Net Sales	$664,294	$671,101	$646,640	$706,470
Gross Profit	244,796	225,086	219,028	250,333
Income From Operations	112,001	74,958	79,052	73,573
Net Income	80,183	54,150	55,945	47,401
Earnings per common share, basic	$0.50	$0.35	$0.36	$0.30
Earnings per common share, diluted	$0.49	$0.34	$0.35	$0.30
Weighted average common shares outstanding, basic	160,933	156,448	156,359	155,814
Weighted average common shares outstanding, diluted	164,345	159,655	158,781	157,629

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Net Sales	$662,061	$661,915	$656,570	$646,150
Gross Profit	217,776	218,418	227,562	185,300
Income From Operations	107,510	98,158	100,554	30,393
Net Income	77,175	72,031	59,855	26,577
Earnings per common share, basic	$0.49	$0.45	$0.38	$0.16
Earnings per common share, diluted	$0.49	$0.44	$0.37	$0.16
Weighted average common shares outstanding, basic	157,191	158,568	160,103	161,171
Weighted average common shares outstanding, diluted	158,519	160,908	162,842	164,144

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures.   The Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

Changes in internal controls.   There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Christopher B. Begley, age 54, is Hospira’s Chief Executive Officer and a director. He has served in such positions since the spin-off in April 2004. Mr. Begley provided 18 years of service to Abbott Laboratories, a global broad-based healthcare company, and served as Senior Vice President, Hospital Products, from 2000 to April 2004. Prior to his appointment as Senior Vice President, Hospital Products, Mr. Begley served as Senior Vice President, Chemical and Agricultural Products from 1999 to 2000, Vice President, Abbott Health Systems, from 1998 to 1999, and Vice President, MediSense Operations, in 1998. Mr. Begley is a director of Sara Lee Corporation, the Executives’ Club of Chicago, Healthcare Leadership Council and AdvaMed.

Terrence C. Kearney, age 52, is Hospira’s Chief Operating Officer. He has served in such position since April 2006. From April 2004 to April 2006, he served as Hospira’s Senior Vice President, Finance, and Chief Financial Officer, and he served as Acting Chief Financial Officer through August 2006. Mr. Kearney served as Vice President and Treasurer of Abbott from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott’s International Division. Mr. Kearney provided 24 years of service to Abbott.

Edward A. Ogunro, Ph.D., age 54, is Hospira’s Senior Vice President, Research and Development, Medical Affairs and Chief Scientific Officer. He has served in such position since the spin-off in April 2004. Dr. Ogunro served as Vice President, Hospital Products Research and Development, Medical and Regulatory Affairs of Abbott from 1999 to April 2004. Dr. Ogunro was Divisional Vice President for Abbott’s Immunodiagnostics and Chemistry R&D Organization from 1995 to 1999 and served with Abbott for 21 years.

Brian J. Smith, age 55, is Hospira’s Senior Vice President, General Counsel and Secretary. He has served in such position since the spin-off in April 2004. Mr. Smith served as Divisional Vice President, Domestic Legal Operations of Abbott from 1995 to April 2004 and served with Abbott for 25 years.

Thomas E. Werner, age 49, is Hospira’s Senior Vice President, Finance, and Chief Financial Officer. He has served in such position since August 2006. Mr. Werner served as Senior Vice President, Finance, and Chief Financial Officer of Böwe Bell + Howell, a service, manufacturing and software company that provides document processing and postal solutions. Prior to joining Böwe Bell + Howell in late 2001, he served as Chief Financial Officer for Xpedior Incorporated, a software developer and integrator; and uBid, Inc., an e-commerce company, and as Corporate Controller for Gateway, Inc., a seller of personal computers and related products and services.

Valentine Yien, age 54, is Hospira’s Corporate Vice President and Controller. She has served in such position since the spin-off in April 2004. Ms. Yien served as Controller of Abbott’s Hospital Products Division from 2001 to April 2004 and Assistant Controller of Abbott’s Corporate Financial Planning and Analysis department from 1999 to 2001. Ms. Yien provided 20 years of service to Abbott.

Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K under the Securities Act of 1933) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira’s Code of Business Conduct, which is available free of charge on Hospira’s Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its Web site any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira’s principal executive officer, principal financial officer and principal accounting officer and controller.

Directors and Corporate Governance

Incorporated herein by reference is the text to be included under the captions “Election of Directors—Our Board of Directors” (including all sub-captions thereunder), “Election of Directors—Corporate Governance—Committees of the Board of Directors—Audit Committee” and “Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance” to be included in the 2007 Hospira Proxy Statement. The 2007 Proxy Statement will be filed on or about March 30, 2007.

The certifications by Hospira’s chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this report. During 2006, Hospira’s chief executive officer provided an unqualified certification as to compliance with the New York Stock Exchange corporate governance listing standards.

Item 11. Executive Compensation

Incorporated herein by reference is the text to be included under the captions “Election of Directors—Director Compensation,” “Election of Directors—Compensation Disclosure and Analysis,” (including all sub-captions thereunder), “Election of  Directors—Executive Compensation” (including all sub-captions thereunder and tables and accompanying text and notes included therein) and “Election of Directors—Compensation Committee Report” in the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The disclosure contained in Part II. Item 5 under “Equity Compensation Plan Information” is incorporated herein by reference. Incorporated herein by reference is the text to be included under the caption “Ownership of our Stock” in the 2007 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the text to be included under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference is the text to be included under the caption “Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants” (including all sub-captions thereunder) in the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)          Documents filed as part of this Form 10-K.

1.                Financial Statements:   See Item 8, “Financial Statements and Supplementary Data,” for a list of financial statements.

2.                Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	99
Schedules I, III, IV and V are not included because they are not required

3.                Exhibits Required by Item 601 of Regulation S-K:   The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 100 through 102.

(b)         Exhibits filed:   See Exhibit Index from pages 100 through 102.

(c)          Financial Statement Schedules filed.   See page 99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.
By	/s/ CHRISTOPHER B. BEGLEY
Christopher B. Begley
Chief Executive Officer
Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 28, 2007 in the capacities indicated below.

/s/ CHRISTOPHER B. BEGLEY
Christopher B. Begley
Chief Executive Officer and Director (Principal Executive Officer)
/s/ THOMAS E. WERNER
Thomas E. Werner
Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)
/s/ VALENTINE YIEN
Valentine Yien
Corporate Vice President and Controller (Principal Accounting Officer)
/s/ DAVID A. JONES
David A. Jones
Chairman of the Board of Directors
/s/ IRVING W. BAILEY, II
Irving W. Bailey, II
Director
/s/ CONNIE R. CURRAN
Connie R. Curran
Director
/s/ ROGER W. HALE
Roger W. Hale
Director

/s/ RONALD A. MATRICARIA
Ronald A. Matricaria
Director
/s/ JACQUE J. SOKOLOV
Jacque J. Sokolov
Director
/s/ JOHN C. STALEY
John C. Staley
Director
/s/ MARK F. WHEELER
Mark F. Wheeler
Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2006
(dollars in thousands)

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions(1)	Balance at end of period
Year ended December 31, 2006	16,887	10,590	(13,789)	13,688
Year ended December 31, 2005	16,083	10,897	(10,093)	16,887
Year ended December 31, 2004	16,876	4,146	(4,939)	16,083

(1)          Represents accounts written off as uncollectible, net of collections on accounts previously written off.

Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2006	39,569	30,406	(21,804)	48,171
Year ended December 31, 2005	41,160	32,560	(34,151)	39,569
Year ended December 31, 2004	43,738	44,174	(46,752)	41,160

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1

Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.’s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.’s Current Report on Form 8-K filed on February 23, 2007, and incorporated herein by reference).
4.1

Rights Agreement, dated as of April 12, 2004, between Hospira, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

4.1(a)

Form of Certificate of Designations of Series A Junior Participating Preferred Stock (attached as Exhibit A to the Rights Agreement filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

4.1(b)

Form of Rights Certificate (attached as Exhibit B to the Rights Agreement filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

4.2

Indenture, dated as of June 14, 2004, between Hospira, Inc. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.2 to Hospira, Inc.’s Registration Statement on Form S-4 (File No. 333-117339) filed with the SEC on July 15, 2004, and incorporated herein by reference).

4.3

Supplemental Indenture No. 1, dated as of June 14, 2004, between Hospira, Inc. and LaSalle Bank National Association, as Trustee. (filed as Exhibit 4.3 to Hospira, Inc.’s Registration Statement on Form S-4 (File No. 333-117339) filed with the SEC on July 15, 2004, and incorporated herein by reference).

10.1

Form of Transition Services Agreement between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.2

Tax Sharing Agreement, dated as of April 16, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.3

Employee Benefits Agreement, dated as of April 16, 2004, by and among Abbott Laboratories, TAP Pharmaceutical Products Inc. and Hospira, Inc. (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.4

Form of Lease between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.5

Information Technology Agreement, dated as of April 29, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.6

Form of Manufacture and Supply Agreement between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.6 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.7

Form of Transition Marketing and Distribution Services Agreement between Subsidiaries of Abbott Laboratories and Hospira, Inc. (filed as Exhibit 10.7 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).

10.8	Hospira 2004 Long-Term Stock Incentive Plan.*
10.8(a)	Form of Conversion Incentive Option Terms (filed as Exhibit 10.8(a) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.8(b)

Form of Conversion Non-Qualified Stock Option Terms (filed as Exhibit 10.8(b) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.8(c)

Form of Conversion Replacement Non-Qualified Stock Option Terms (filed as Exhibit 10.8(c) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.8(d)

Form of Non-Qualified Stock Option Terms for awards made prior to May 9, 2005 (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.8(d)(i)

Form of Non-Qualified Stock Option Terms for awards made on or after May 9, 2005 (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2005, and incorporated herein by reference).*

10.8(e)

Form of Non-Qualified Stock Option Terms (five-year term) (filed as Exhibit 10.8(e) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.8(f)

Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8(f) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.8(g)

Form of Non-Employee Director Non-Qualified Stock Option Terms (filed as Exhibit 10.8(g) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.9	Hospira, Inc. 2004 Performance Incentive Plan (filed as Exhibit 10.9 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference).*
10.10	Hospira, Inc. Non-Employee Directors’ Fee Plan, as amended (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on October 28, 2005, and incorporated herein by reference).*
10.11	Hospira, Inc. 401(k) Supplemental Plan (filed as Exhibit 10.11 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.12(a)

Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney, Edward A. Ogunro and Brian J. Smith regarding Change in Control (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.12(b)

Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Change in Control (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2006, and incorporated herein by reference).*

10.12(c)	Agreement, dated January 15, 2007, between Hospira, Inc. and John Arnott.*
10.13

Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney and Edward A. Ogunro (filed as Exhibit 10.13 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.14	The Hospira Supplemental Pension Plan (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).*
10.15	Not used.
10.16	Credit Agreement and Guaranty, dated as of December 16, 2005, and amended as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein.
10.17	Term Loan Agreement, dated as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein.
10.18	Bridge Loan Agreement, dated as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein.
12.1	Statement regarding Computation of Ratios.
21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Christopher B. Begley under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Thomas E. Werner under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Christopher B. Begley under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Thomas E. Werner under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*                    Management compensatory plan or arrangement.