Form 10-Q
period 2007-03-31
HOSPIRA INC
filed 2007-05-09
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, Registrant had outstanding 156,623,526 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended March 31
	2007	2006
Net sales	$782,798	$664,294
Cost of products sold	508,249	419,498
Gross Profit	274,549	244,796

Research and development	43,511	31,001
Acquired in-process research and development	84,800	—
Selling, general and administrative	131,863	101,794
Income From Operations	14,375	112,001

Interest expense	30,522	7,657
Other income, net	(703)	(4,746)
Income (Loss) Before Income Taxes	(15,444)	109,090

Income tax expense	13,912	28,907
Net Income (Loss)	$(29,356)	$80,183

Earnings Per Common Share:
Basic	$(0.19)	$0.50
Diluted	$(0.19)	$0.49
Weighted Average Common Shares Outstanding:
Basic	156,076	160,933
Diluted	158,357	164,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2007	2006
Cash Flow From (Used in) Operating Activities:
Net (loss) income	$(29,356)	$80,183
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	41,230	37,137
Amortization of intangibles	9,240	482
Write-off of acquired in-process research and development	84,800	—
Stock-based compensation expense	7,154	6,511
Changes in assets and liabilities-
Trade receivables	(7,093)	(32,815)
Inventories	12,869	(50,929)
Prepaid expenses and other assets	(4,144)	(3,109)
Trade accounts payable	5,080	46,232
Other liabilities	(64,256)	20,452
Other, net	(5,698)	26,387
Net Cash From Operating Activities	49,826	130,531
Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(51,854)	(75,986)
Acquisition of Mayne Pharma, net of cash acquired	(1,961,285)	—
Settlements of foreign currency contracts	(41,250)	—
Proceeds from dispositions of product rights	13,771	—
Purchases of intangibles and other investments	—	(12,045)
Net Cash (Used in) Investing Activities	(2,040,618)	(88,031)
Cash Flow From (Used in) Financing Activities:
Issuance of long-term debt, net of fees paid	3,335,708	—
Repayment of long-term debt	(1,437,541)	(44)
Other borrowings, net	(391)	9
Payment to Abbott for international assets	—	(26,129)
Common stock repurchased	—	(224,793)
Excess tax benefit from stock-based compensation arrangements	254	2,430
Proceeds from stock options exercised	15,647	16,574
Net Cash From (Used in) Financing Activities	1,913,677	(231,953)
Effect of exchange rate changes on cash and cash equivalents	5,290	635
Net change in cash and cash equivalents	(71,825)	(188,818)
Cash and cash equivalents at beginning of period	322,045	520,610
Cash and cash equivalents at end of period	$250,220	$331,792
Supplemental Cash Flow Information
Cash paid during the period:
Interest	$14,992	$227
Income taxes, net	$30,164	$(147)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	March 31	December 31
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$250,220	$322,045
Trade receivables, less allowances of $12,766 in 2007 and $13,688 in 2006	536,977	335,334
Inventories:
Finished products	518,803	405,781
Work in process	144,088	85,849
Materials	170,430	135,304
Total inventories	833,321	626,934
Prepaid expenses, deferred taxes and other receivables	223,230	238,577
Total Current Assets	1,843,748	1,522,890
Property and equipment, at cost	2,501,560	2,273,124
Less: accumulated depreciation	1,258,593	1,233,693
Net Property and Equipment	1,242,967	1,039,431
Intangible assets, net of amortization	527,679	17,103
Goodwill	1,202,226	91,857
Deferred income taxes	39,023	76,367
Investments	40,190	31,341
Other assets	78,688	68,598
Total Assets	$4,974,521	$2,847,587
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$101,088	$4,532
Trade accounts payable	182,187	130,968
Salaries payable and other accruals	487,283	470,726
Total Current Liabilities	770,558	606,226
Long-term debt	2,525,356	702,044
Post-retirement obligations, deferred income taxes and other long-term liabilities	309,842	178,228
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding shares: 2007: 156,487,532; 2006: 155,883,712	1,641	1,635
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding shares: 0 shares	—	—
Treasury stock, at cost - Shares: 2007 and 2006: 7,584,400	(299,766)	(299,766)
Additional paid-in capital	1,059,032	1,033,345
Retained earnings	649,359	676,639
Accumulated other comprehensive (loss)	(41,501)	(50,764)
Total Shareholders’ Equity	1,368,765	1,361,089
Total Liabilities and Shareholders’ Equity	$4,974,521	$2,847,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Treasury	Retained
	Shares	Amount	Income (Loss)	Capital	Stock	Earnings	Total
Balances at December 31, 2006	155,884	$1,635	$(50,764)	$1,033,345	$(299,766)	$676,639	$1,361,089
Net Loss	—	—	—	—	—	(29,356)	(29,356)

Other comprehensive income	—	—	9,263	—	—	—	9,263

Adoption of FASB Interpretation No. 48						2,076	2,076

Changes in shareholders’ equity related to incentive stock programs	604	6	—	25,687	—		25,693
Balances at March 31, 2007	156,488	$1,641	$(41,501)	$1,059,032	$(299,766)	$649,359	$1,368,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1 – Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories (“Abbott”) on April 30, 2004 (the “spin-off date”). In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira’s international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was dependent on Abbott’s international infrastructure until such legal transfers occurred in each international country. These transfers were completed in 2006.

On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma Limited (“Mayne Pharma”), an Australian public company listed on the Australian Stock Exchange. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after that date, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods.

For comparative purposes, Net sales to Abbott Laboratories have been reclassified to Net sales on the Condensed Consolidated Statement of Income for the three months ended March 31, 2006. The reclassification did not affect net income or shareholders’ equity.

Note 2 – Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 159 on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

Note 3 – Mayne Pharma Acquisition

On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma (including those shares issuable pursuant to stock options) for $2,055 million. The $2,055 million purchase price includes the cash purchase price and direct acquisition costs. Mayne Pharma manufactures and sells primarily specialty injectable pharmaceuticals. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after February 2, 2007.

The following allocation of the purchase price is preliminary and subject to revision. The final valuation is expected to be completed as soon as practicable and must be completed no later than 12 months after the completion of the acquisition. The preliminary allocation is as follows:

(dollars in thousands)
Current assets	$481,498
Property and equipment	198,212
Intangible assets	602,959
Goodwill	1,082,054
Other assets	7,202
Current liabilities	(241,333)
Long-term debt	(4,536)
Post-retirement obligations, deferred income taxes and other long-term liabilities	(71,023)
Total estimated allocation of purchase price	$2,055,033

Of the preliminary estimate of $603.0 million of acquired intangible assets, $486.6 million relates to developed product rights that will be amortized over their estimated useful lives (9 to 12 years, average 11 years), including $13.8 million of product rights to be disposed of as a result of the acquisition, $31.6 million relates to customer relationships that will be amortized over their estimated useful lives (4 to 12 years, average 10 years) and $84.8 million relates to acquired in-process research and development that was expensed at the date of acquisition. Of the preliminary estimate of $1,082.1 million of goodwill, approximately $419.0 million was assigned to the U.S. segment and approximately $663.1 million was assigned to the International segment. Goodwill is not expected to be deductible for tax purposes.

Hospira has progressed with its plans for the integration of Mayne Pharma into its operations. As Hospira takes certain actions in connection with the integration that give rise to restructuring charges, such as termination of employees and exiting certain activities and facilities, certain of those charges are recorded as goodwill as part of the purchase price allocation. As of March 31, 2007, the impact to goodwill associated with restructuring charges for these activities is $11.7 million, net of taxes, and is included in current liabilities. Additional restructuring charges that impact goodwill may continue to be incurred during 2007 as Hospira completes its integration plan.

The total purchase price of $2,055.0 million is comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition.  The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. See Note 11 for more details. In connection with the acquisition, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. Forward contract gains and losses of this exposure substantially offset the remeasurement of the related asset and both are included in other income. During the quarter ended March 31, 2007, Hospira paid $41.2 million for the settlements relating to these contracts.

Supplemental information on an unaudited pro forma basis for the quarters ended March 31, 2007 and 2006, as if the Mayne Pharma acquisition had taken place on January 1, 2007 and 2006, is as follows:

	Three Months Ended March 31
(dollars in thousands)	2007	2006
Net sales	$834,083	$805,850
Net income (loss)	$(45,687)	$(47,189)
Diluted earnings per share	$(0.29)	$(0.29)

Unaudited pro forma supplemental information is based on accounting estimates and judgments, which Hospira believes are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments, (including inventory step-up charges, adjustments to depreciation on acquired property and equipment, and a charge for in-process research and development) amortization charges from acquired intangible assets, adjustments to interest expense, and related tax effects. The unaudited pro forma supplemental information is not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had Hospira and Mayne Pharma been combined at the beginning of each period presented.

Note 4 – Restructuring Costs

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

During the three months ended March 31, 2007, Hospira recorded pre-tax restructuring charges of $5.9 million in cost of products sold. Of the total charges, $3.7 million was recorded in the U.S. segment and $2.2 million in the International segment. During the three months ended March 31, 2006, Hospira recorded pre-tax restructuring charges of $11.9 million in cost of products sold. Of the total charges, $3.9 million was recorded in the U.S. segment and $8.0 million in the International segment. Hospira has incurred $58.1 million to date for restructuring charges related to these actions. Product transfers from the Donegal, Ireland plant were completed in 2006. Hospira expects to complete all product transfers relating to the Montreal, Canada manufacturing plant and exit the facility at the end of 2007. Hospira is currently evaluating the potential disposition of its Ashland, Ohio manufacturing plant and is planning to take the steps necessary to prepare for such disposition, including environmental studies. At March 31, 2007, Hospira had $0.6 million recorded for environmental clean-up costs related to these actions.

The following summarizes the restructuring activity for the three months ended March 31, 2007:

	Balance at	Costs		Non cash	Balance at
(dollars in thousands)	January 1, 2007	Incurred	Payments	Items	March 31, 2007
Employee-related benefit costs	$16,473	$4,018	$(2,047)	$—	$18,444
Accelerated depreciation	—	1,217	—	(1,217)	—
Other	1,309	688	(262)	(45)	1,690
	$17,782	$5,923	$(2,309)	$(1,262)	$20,134

Note 5 – Stock-Based Compensation

Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $7.2 million and $6.5 million was recognized for the three months ended March 31, 2007 and 2006, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $2.6 million and $2.1 million, respectively.

The weighted average fair value for the Hospira options granted in the three months ended March 31, 2007 and 2006 was $9.75 and $10.21, respectively. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for the periods presented are based on the “simplified” method as described in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended March 31
	2007	2006
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	31.0%	30.0%
Expected life (years)	2.8	2.5
Risk-free interest rate	4.5%	4.7%
Dividend yield	0.0%	0.0%

For a more detailed description of Hospira’s stock-based compensation plan, see Note 14 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 6 – Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Hospira adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, Hospira recognized a $2.1 million decrease in the liability for unrecognized tax benefits.  This decrease in the liability resulted in an increase in the January 1, 2007 balance of retained earnings of $2.1 million.  The gross amount of unrecognized tax benefits at January 1, 2007 is $113.1 million.  The amount, if recognized, that would affect the effective tax rate is $104.2 million.

Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods.  As of January 1, 2007, Hospira has recorded liabilities of $1.9 million for the payment of interest and penalties.

Hospira began operations as a new taxpayer on May 1, 2004, and the U.S. federal tax returns for 2004 and 2005 are currently under examination by the Internal Revenue Service.  It is not expected that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Note 7 – Earnings per Share

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

	Three Months Ended March 31
(shares in thousands)	2007	2006
Weighted average basic common shares outstanding	156,076	160,933
Assumed exercise of stock options	2,281	3,412
Weighted average dilutive common shares outstanding	158,357	164,345

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.8 million for the three months ended March 31, 2007 and 0.5 million for the three months ended March 31, 2006.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 8 – Litigation

Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Hospira, Inc., B. Braun Medical Inc. and Baxter Healthcare Corporation, Case No. GV401286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories,

Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

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

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott Laboratories, Inc. alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott intends to pursue claims against RTI for breach of the Agreement in arbitration or in federal court. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims, but granted Abbott leave to appeal the ruling. Abbott has appealed the ruling that RTI is not required to arbitrate its claims.

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at March 31, 2007 and 2006, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 9 – Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans. The pension and post-retirement medical and dental plans cover certain employees both in and outside of the United States.

Net cost (benefit) recognized for the three months ended March 31, 2007 and 2006 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans		Medical and Dental Plans
	Three Months Ended		Three Months Ended
	March 31		March 31
(dollars in thousands)	2007	2006	2007	2006
Service cost for benefits earned during the year	$389	$644	$—	$526
Interest cost on projected benefit obligations	6,152	6,023	713	843
Expected return on plans’ assets	(7,092)	(7,296)	—	—
Net amortization	1,160	968	215	437
Curtailment of benefits(1)	—	1,518	—	—
Net cost	$609	$1,857	$928	$1,806

(1) Relates to the planned shutdown of the Ashland, Ohio plant.

Hospira’s employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended March 31, 2007 and 2006 were $8.6 million and $8.5 million, respectively.

Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2007.

Note 10 – Goodwill and Intangible Assets

Goodwill as of March 31, 2007 totaled $1,202.2 million compared to $91.9 million as of December 31, 2006. The increase of $1,110.3 million in the first quarter of 2007, including the effect of exchange rate changes of $28.4 million, is related to the acquisition of Mayne Pharma. See Note 3 for more details.

Intangible assets, primarily product rights, customer relationships and technology, are as follows:

(dollars in thousands)	March 31, 2007	December 31, 2006
Cost	$564,689	$44,873
Less: accumulated amortization	(37,010)	(27,770)
Intangible assets, net	$527,679	$17,103

The increase of $519.8 million in 2007, including the effect of exchange rate changes of $16.0 million, is primarily related to the acquisition of Mayne Pharma. See Note 3 for more details.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, average 10 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $44.8 million for the remainder of 2007, $53.9 million for 2008, $53.7 million for 2009, $53.7 million for 2010, and $51.1 million for 2011.

Note 11 – Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at March 31, 2007 and December 31, 2006:

(dollars in thousands)	March 31, 2007	December 31, 2006
Long-term debt:
4.95% Notes due 2009	$300,000	$300,000
5.90% Notes due 2014	400,000	400,000
Floating rate notes due 2010 (weighted-average floating interest rate of 5.83% at March 31, 2007)	375,000	—
5.55% Notes due 2012	500,000	—
6.05% Notes due 2017	550,000	—
Term loan due 2010 (weighted-average floating interest rate of 5.96% at March 31, 2007)	400,000	—
Economic development promissory notes due 2015	1,276	1,320
International borrowings due 2008	—	4,914
Securitized mortgage note due 2015	4,859	4,871
Other unsecured loans due 2009	4,658	—
Fair value of interest rate swap instruments	(7,794)	(8,181)
Total long-term debt	2,527,999	702,924
Unamortized debt discount	(2,643)	(880)
Long-term debt	2,525,356	702,044
Short-term borrowings	101,088	4,532
Total debt	$2,626,444	$706,576

On February 1, 2007, Hospira incurred $1,925 million of bank debt to finance the Mayne Pharma acquisition.  The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500 million, three-year term loan facility and a $1,425 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities described below.

Under the term loan facility, Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). The amount due within one year is $87.5 million and is recorded as short-term borrowings. Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s.  Based on Hospira’s ratings of BBB (stable outlook) from Standard and Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%. Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

On March 23, 2007, Hospira issued $375 million principal amount of Floating Rate Notes due 2010, $500 million principal amount of 5.55% Notes due 2012 and $550 million principal amount of 6.05% Notes due 2017 in a registered public offering. The Floating Rate Notes due 2010 bear interest at three-month LIBOR plus 48 basis points. All series of notes are due on March 30 of the year of maturity. The net proceeds of the notes (after deducting approximately $10 million of underwriters’ discounts and offering expenses of $5.6 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

Hospira has a five-year $375 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005 and was amended on January 15, 2007 to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This Revolver is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of March 31, 2007, Hospira had no amounts outstanding under the Revolver.

Hospira’s debt instruments contain covenants that limit Hospira’s ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. Hospira’s debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. A description of certain covenants is set forth below.

Change of Control. The notes issued on March 23, 2007 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody’s and Standard & Poor’s at or within a specified time after the time of announcement of the change of control transaction. A change of control would constitute an event of default under the term loan agreement and Hospira’s revolving credit agreement.

Financial Covenants. Hospira’s term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira’s debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira’s transition from Abbott Laboratories, expenses relating to Hospira’s manufacturing optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the twelve months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira’s earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense, in each case for the twelve months ended on the last day of each quarter. As of the end of each calendar quarter during 2007, the ratios will be calculated on a pro forma basis assuming the acquisition of Mayne Pharma and the related financing transactions had occurred on the first day of the period.

The maximum leverage ratio is 4.5 as of March 31, 2007, 4.00 as of June 30, 2007, 3.5 as of September 30, 2007 and 3.25 as of the end of all quarters thereafter. The minimum coverage ratio is 4.00 as of March 31, 2007, 4.5 as of June 30, 2007, 4.75 as of September 30, 2007 and 5.00 as of the end of all quarters thereafter.

As of March 31, 2007, Hospira was in compliance with all applicable covenants.

Note 12 - Comprehensive Income, net of tax

	Three Months Ended March 31
(dollars in thousands)	2007	2006
Foreign currency translation gains	$8,888	$1,955
Retirement plan adjustments	847	—
Unrealized gains on marketable equity securities	704	1,434
Unrealized losses on cash flow hedges	(1,176)	—
Total other comprehensive income	9,263	3,389
Net Income (Loss)	(29,356)	80,183
Total Comprehensive Income (Loss)	$(20,093)	$83,572

	March 31	December 31
(dollars in thousands)	2007	2006
Cumulative foreign currency translation gains	$21,798	$12,910
Cumulative retirement plan adjustments, net of tax	(67,993)	(68,840)
Cumulative unrealized gains on marketable equity securities, net of tax	5,870	5,166
Cumulative unrealized losses on cash flow hedges, net of tax	(1,176)	—
Accumulated Other Comprehensive Loss	$(41,501)	$(50,764)

Note 13 – Segment Information

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

	Three Months Ended March 31
	Net Sales to External Customers		Income from Operations
(dollars in thousands)	2007	2006	2007	2006

U.S.	$569,008	$549,194	$43,357	$114,045

International	213,790	115,100	(9,891)	11,914

Total reportable segments	$782,798	$664,294	33,466	125,959

Corporate functions			(19,091)	(13,958)
Income from operations			14,375	112,001
Other, net			(29,819)	(2,911)

Income (loss) before income taxes			$(15,444)	$109,090

	Total Assets
	March 31	December 31
(dollars in thousands)	2007	2006

U.S.	$1,881,191	$2,036,486

International	1,363,425	702,141

Total reportable segments	3,244,616	2,738,627
Goodwill and net intangible assets	1,729,905	108,960
Total	$4,974,521	$2,847,587

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as may be updated by Part II. Item 1A. of this report and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K, as may be updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the productivity, safety and efficacy of patient care. In February 2007, Hospira acquired Mayne Pharma Limited (“Mayne Pharma”) to increase its presence in specialty generic injectable pharmaceuticals. Hospira’s portfolio includes one of the industry’s broadest lines of generic acute-care and oncology injectables, which help address the high cost of proprietary pharmaceuticals; and integrated solutions for medication management and infusion therapy. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K. The information in this Item 2 is intended to supplement, and should be read in conjunction with, the information included in Item 7. of the 2006 Form 10-K. The 2006 Form 10-K was filed with the Securities and Exchange Commission on February 28, 2007.

Mayne Pharma Acquisition

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055 million. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after that date, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods. Hospira financed the acquisition and related expenses through borrowing approximately $1,925 million and the remainder was funded with cash on hand. The financing arrangements are described below under “Liquidity and Capital Resources.”

In connection with the acquisition, Hospira recorded $106.2 million of charges relating to purchase accounting during the first quarter, including $84.8 million of in-process research and development and $21.4 million of inventory step-up. Hospira expects to record additional inventory step-up charges during the second quarter. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their useful lives (which have a weighted-average life of 10 years).  In connection with the integration of Mayne Pharma into its operations, Hospira expects to incur approximately $95 to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million will be recorded as expenses and the remainder relates to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing, as well as other direct acquisition-related costs. Approximately $18.4 million of integration and other acquisition-related expenses were recorded during the first quarter of 2007. For further information regarding the acquisition and its financial impact, please see Note 3 to the condensed consolidated financial statements included in this report.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 159 on its financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

2007 First Quarter Events

•                  Completed the acquisition of Mayne Pharma, an Australia-based specialty injectable pharmaceuticals company, for approximately $2,055 million.

•                  Successfully completed a $1,425 million debt offering, with bond maturities ranging from three to 10 years. The proceeds were used to finance the majority of the Mayne Pharma acquisition.

•                  Announced collaborations with several leading hospital information system providers to establish communications interfaces between their technologies and Hospira’s medication management solutions.

Results of operations for the three months ended March 31, 2007 compared to March 31, 2006

Net Sales

Net sales increased 17.8% in the first quarter of 2007 compared to the first quarter of 2006. Of this increase, 17.0% is related to the acquisition of Mayne Pharma. The remaining 0.8% increase in overall sales is primarily driven by increased price of 0.3% in the United States and the impact of exchange of 0.4%.

A comparison of product line sales is as follows:

Hospira, Inc.

Sales by Product Line

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
			Percent
			Change
			vs. Prior
	2007	2006	Year
U.S.—
Specialty Injectable Pharmaceuticals	$205,759	$185,236	11.1
Medication Delivery Systems	212,981	213,026	(0.0)
Injectable Pharmaceutical Contract Manufacturing	41,226	52,102	(20.9)
Sales to Abbott Laboratories	17,151	24,381	(29.7)
Mayne Pharma	21,059	—	nm
Other	70,832	74,449	(4.9)

Total U.S.	569,008	549,194	3.6

International—
Sales to Third Parties	106,565	99,293	7.3
Sales to Abbott Laboratories	15,489	15,807	(2.0)
Mayne Pharma	91,736	—	nm

Total International Sales	213,790	115,100	85.7

Consolidated Net Sales	$782,798	$664,294	17.8

Sales in Specialty Injectable Pharmaceuticals increased, driven by strength in the base product portfolio, contributions from new product launches in 2006, including ampicillin sulbactam and propofol, and favorable pricing.

Sales in Medication Delivery Systems were approximately equal in both years. Growth in infusion therapy products sales was largely due to increased volume from new and existing customer contracts. This was offset by lower placements of medication management systems in 2007 compared to placements in 2006.

Sales in Injectable Pharmaceutical Contract Manufacturing were down due to lower volume demand from existing customers for certain products, including several products that now have generic competition.

The decrease in U.S. Sales to Abbott was primarily due to decreased demand by Abbott for several of its products, partially offset by increased price.

The Other product line includes sales of Hospira’s products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The growth in sales to alternate site healthcare customers was more than offset by a decline in sales of critical care devices, the planned exit of certain product lines manufactured in Ashland, Ohio, and other adjustments. Sales to alternate site healthcare customers increased due to higher overall sales of specialty injectable pharmaceuticals and medication delivery systems, partially offset by decreased sales of deferoxamine.

International Sales to Third Parties were up primarily reflecting growth in Canada and the Asia Pacific region, favorable exchange, and increased sales on a third party manufacturing contract.

Gross Profit

Gross profit increased $29.8 million, or 12.2%, for the first quarter ended March 31, 2007, compared with the same period in 2006. Of this increase, $20.2 million, or 8.3%, is related to the Mayne Pharma acquisition.

Gross profit margin decreased by (1.8)% to 35.1% for the first quarter of 2007, from 36.9% for the first quarter of 2006. Of this decrease, (2.9)% is related to the Mayne Pharma acquisition, which primarily includes the inventory step-up charge resulting from purchase accounting of (3.1)% and amortization of the acquired intangible assets of (1.2)%, partially offset by improvement in volume/product mix of 1.4%.

The remaining increase of 1.1% not related to the Mayne Pharma acquisition is primarily the result of volume/product mix improvement of 1.2% and favorable price in the U.S. of 0.3%, and other net changes of 0.2%. In addition, during the 2007 and 2006 quarters, Hospira recorded insurance settlements of $4.6 million and $1.4 million, respectively, relating to a business interruption at a Hospira facility during 2004, which were reported as reductions to cost of products sold during these periods. The insurance settlement favorably impacted the 2007 quarter by 0.4%. The improvements and favorable items described above were partially offset by lower manufacturing activity of (1.0)%.

Research and Development

Research and development (“R&D”) expenses increased $12.5 million, or 40.4%, for the quarter ended March 31, 2007, compared with the same period in 2006. Of this increase, 26.9% is related to the acquisition of Mayne Pharma. The remainder of the increase was primarily related to higher spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and clinical studies on Hospira’s branded sedative, Precedex®, partially offset by lower spending in 2007 on medication delivery infusion systems as a result of new product launches in 2006. R&D expenses increased to 5.6% of net sales for the quarter ended March 31, 2007, compared with 4.7% of net sales for the same period in 2006.

Acquired In-Process Research and Development

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma. As part of the purchase price allocation, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma’s pipeline products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $30.1 million, or 29.5%, for the quarter ended March 31, 2007, compared with the same period in 2006. Of this increase, 23.9% is related to the acquisition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma partially offset by lower costs associated with the implementation of Hospira’s new independent infrastructure in 2006. SG&A expenses increased to 16.8% of net sales for the quarter ended March 31, 2007, compared with 15.3% of net sales for the same period in 2006.

Interest and Other (Income), Net

Interest expense was $30.5 million for the quarter ended March 31, 2007, compared to $7.7 million in the same period in 2006. The increase was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. Other (income), net was $(0.7) million for the quarter ended March 31, 2007 compared to $(4.7) million for the quarter ended March 31, 2006. The change was primarily related to $(5.7) million of foreign exchange losses realized in 2007 due to the Mayne Pharma acquisition.

Income Tax Expense

The effective tax rate was (90.1)% for the quarter ended March 31, 2007, compared to 26.5% for the same period in 2006. The effective tax rate for 2007 included the impact of a significant unusual item, the expensing of acquired in-process research and development. Excluding the effect of this item, the 2007 effective tax rate was 20.1%. The decrease in the effective tax rate in 2007 compared to 2006, excluding the significant unusual item, was due primarily to increased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition, including intangible amortization expense and purchase accounting charges. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at March 31, 2007 compared with December 31, 2006

Net Cash from Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, borrowing availability under Hospira’s $375 million revolving credit facility and access to capital markets. Beginning with the first quarter of 2007, Hospira’s operating cash flows included operating cash flows generated by Mayne Pharma. During the two-year period after the closing, Hospira expects to incur approximately $95 million to $110 million of cash expenditures relating to the integration of Mayne Pharma, which will reduce operating cash flows. In addition, as a result of the debt incurred during the first quarter of 2007 to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to debt service obligations (including interest expense and mandatory principal payments on the term loan described below) on an ongoing basis compared to past periods. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and Mayne Pharma integration expenditures for the foreseeable future.

Summary of Cash Flows

Operating activities provided net cash of $49.8 million, primarily driven by non-cash depreciation and amortization charges of $50.5 million, non-cash stock-based compensation expense of $7.2 million, and the write-off of acquired in-process research and development of $84.8 million, offset by net loss of $29.4 million and changes in operating assets and liabilities of $63.3 million. The changes in operating assets and liabilities consist primarily of significant payments made on acquired Mayne Pharma current liabilities, including merger advisory fees.

Net Cash Used in Investing Activities of $2,040.6 million includes the acquisition of Mayne Pharma for $1,961.3 million, net of cash acquired and capital expenditures of $51.9 million. In connection with the acquisition of Mayne Pharma, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. During the quarter ended March 31, 2007, Hospira paid $41.2 million for the settlements relating to these contracts. These decreases were partially offset by proceeds from dispositions of certain product rights for $13.8 million.

Net Cash From Financing Activities of $1,913.7 million consists primarily of Hospira incurring $1,925 million of bank debt to finance the Mayne Pharma acquisition.  The bank facilities included a $500 million, three-year term loan facility and a $1,425 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. In addition, financing activities includes proceeds from employee stock option exercises and related tax benefits of $15.9 million.

Debt and Capital

On February 1, 2007, Hospira incurred $1,925 million of bank debt to finance the Mayne Pharma acquisition.  The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500 million, three-year term loan facility and a $1,425 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities described below.

Under the term loan facility, Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). The amount due within one year is $87.5 million and is recorded as short-term borrowings. Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s.  Based on Hospira’s ratings of BBB (stable outlook) from Standard and Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%. Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

On March 23, 2007, Hospira issued $375 million principal amount of Floating Rate Notes due 2010, $500 million principal amount of 5.55% Notes due 2012 and $550 million principal amount of 6.05% Notes due 2017 in a registered public offering. The Floating Rate Notes due 2010 bear interest at three-month LIBOR plus 48 basis points. All series of notes are due on March 30 of the year of maturity. The net proceeds of the notes (after deducting approximately $10 million of underwriters’ discounts and offering expenses of $5.6 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

Hospira has a five-year $375 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005, and which was amended on January 15, 2007 to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This Revolver is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of March 31, 2007, Hospira had no amounts outstanding under the Revolver.

Hospira’s debt instruments contain covenants that limit Hospira’s ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. Hospira’s debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. A description of certain covenants is set forth below.

Change of Control. The notes issued on March 23, 2007 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody’s and Standard & Poor’s at or within a specified time after the time of announcement of the change of control transaction. A change of control would constitute an event of default under the term loan agreement and Hospira’s revolving credit agreement.

Financial Covenants. Hospira’s term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira’s debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira’s transition from Abbott Laboratories, expenses relating to Hospira’s manufacturing optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the twelve months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira’s earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense, in each case for the twelve months ended on the last day of each quarter. As of the end of each calendar quarter during 2007, the ratios will be calculated on a pro forma basis assuming the acquisition of Mayne Pharma and the related financing transactions had occurred on the first day of the period.

The maximum leverage ratio is 4.5 as of March 31, 2007, 4.00 as of June 30, 2007, 3.5 as of September 30, 2007 and 3.25 as of the end of all quarters thereafter. The minimum coverage ratio is 4.00 as of March 31, 2007, 4.5 as of June 30, 2007, 4.75 as of September 30, 2007 and 5.00 as of the end of all quarters thereafter.

As of March 31, 2007, Hospira was in compliance with all applicable covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of March 31, 2007:

(dollars in millions)

	Payment Due by Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt and interest payments	$3,425.4	$144.9	$1,019.1	$551.9	$1,709.5
Lease obligations	212.7	27.0	63.8	49.4	72.5
Purchase commitments (1)	576.2	522.5	48.6	5.1	—
Other long-term liabilities reflected on the consolidated balance sheet (2)	133.3	—	94.2	39.1	—
Total	$4,347.6	$694.4	$1,225.7	$645.5	$1,782.0

(1)       Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of expected capital spending.

(2)       Includes liability of $104.2 million relating to unrecognized tax benefits and excludes $176.6 million of other long-term liabilities related primarily to post-retirement benefit obligations.

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

On March 23, 2007, Hospira issued $375 million principal amount of Floating Rate Notes due 2010 that bear interest at a three-month LIBOR plus 48 basis points. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.8 million. On February 1, 2007, Hospira incurred a $500 million, three-year term loan facility bearing interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $5.0 million. Refer to the Liquidity and Capital Resources section above, as well as Note 11 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, for further information.

There have been no other material changes to the information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in internal controls. Hospira completed the acquisition of Mayne Pharma on February 2, 2007. Hospira believes that the internal controls of Mayne Pharma have a material effect on Hospira’s internal control over financial reporting. Hospira is currently evaluating the internal controls of Mayne Pharma and expects to include those controls as part of its management’s evaluation within the time period permitted by the Sarbanes-Oxley Act of 2002 and applicable rules, regulations and interpretations of the Securities and Exchange Commission thereunder. Except as described above, during Hospira’s most recent fiscal quarter, there was no change in Hospira’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                           Legal Proceedings

The disclosure contained in Note 8 to the condensed consolidated financial statements included in Part I. Item 1 hereof is incorporated herein by reference.

Item 1A.  Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-January 31, 2007	33,043	$35.20	—	$100,233,606
February 1-February 28, 2007	29,715	$36.99	—	$100,233,606
March 1-March 31, 2007	92,474	$39.34	—	$100,233,606
Total	155,232	$38.01	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of March 31, 2007, Hospira had purchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006.

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
Thomas E. Werner,
Senior Vice President, Finance and
Chief Financial Officer
Date: May 9, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	Amended and Restated By-laws of Hospira, Inc. (incorporated by reference to Exhibit 3.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007).

4.1	Form of Floating Rate Note due 2010.

4.2	Form of 5.55% Note due 2012.

4.3	Form of 6.05% Note due 2017.

4.4	Actions of Authorized Officers with respect to Hospira’s Floating Rate Notes due 2010, 5.55% Notes due 2012 and 6.05% Notes due 2017.

4.5	Company Certificate and Order with respect to Hospira’s Floating Rate Notes due 2010, 5.55% Notes due 2012 and 6.05% Notes due 2017.

10.1	Summary of terms of employment for named executive officers.

10.2

Credit Agreement and Guaranty, dated as of December 16, 2005, and amended as of January 15, 2007, by and among Hospira and the lenders and agents named therein (incorporated by reference to Exhibit 10.16 to Hospria’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007).

10.3

Term Loan Agreement, dated as of January 15, 2007, by and among Hospira and the lenders and agents named therein (incorporated by reference to Exhibit 10.17 to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007).

10.4

Agreement, dated January 15, 2007, between Hospira and John Arnott (incorporated by reference to Exhibit 10.12(c) to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007).

12.1	Statement regarding Computation of Ratios.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.