Form 10-Q
period 2007-06-30
HOSPIRA INC
filed 2007-08-08
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, Registrant had outstanding 157,101,142 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$869,356	$671,101	$1,652,154	$1,335,395
Cost of products sold	603,118	446,015	1,111,367	865,513
Gross Profit	266,238	225,086	540,787	469,882

Research and development	52,558	39,055	96,069	70,056
Acquired in-process research and development	—	—	84,800	—
Selling, general and administrative	146,035	111,073	277,898	212,867
Income From Operations	67,645	74,958	82,020	186,959

Interest expense	37,344	7,283	67,866	14,940
Other income, net	(5,173)	(3,549)	(5,876)	(8,295)
Income Before Income Taxes	35,474	71,224	20,030	180,314

Income tax expense	4,796	17,074	18,708	45,981
Net Income	$30,678	$54,150	$1,322	$134,333

Earnings Per Common Share:
Basic	$0.20	$0.35	$0.01	$0.85
Diluted	$0.20	$0.34	$0.01	$0.83
Weighted Average Common Shares Outstanding:
Basic	156,699	156,448	156,393	158,673
Diluted	159,526	159,655	158,982	162,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2007	2006
Cash Flow From (Used in) Operating Activities:

Net income	$1,322	$134,333
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	90,084	77,909
Amortization of intangibles	22,901	964
Write-off of acquired in-process research and development	84,800	—
Stock-based compensation expense	23,530	19,584
Gain on sale of facility	—	(7,851)
Changes in assets and liabilities-
Trade receivables	(40,759)	(32,595)
Inventories	58,023	(71,669)
Prepaid expenses and other assets	(7,347)	(6,017)
Trade accounts payable	(5,051)	17,416
Other liabilities	(67,362)	114
Other, net	11,456	47,744
Net Cash From Operating Activities	171,597	179,932

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(88,522)	(139,784)
Acquisition of Mayne Pharma, net of cash acquired	(1,961,285)	—
Settlements of foreign currency contracts	(55,701)	—
Proceeds from dispositions of product rights	13,771	—
Proceeds from sale of facility	—	11,500
Purchases of intangibles and other investments	—	(12,045)
Net Cash (Used in) Investing Activities	(2,091,737)	(140,329)

Cash Flow From (Used in) Financing Activities:
Issuance of long-term debt, net of fees paid	3,336,198	—
Repayment of long-term debt	(1,575,082)	(71)
Other borrowings, net	(326)	4,069
Payment to Abbott for international assets	—	(98,536)
Common stock repurchased	—	(250,178)
Excess tax benefit from stock-based compensation arrangements	583	3,159
Proceeds from stock options exercised	27,538	34,851
Net Cash From (Used in) Financing Activities	1,788,911	(306,706)

Effect of exchange rate changes on cash and cash equivalents	12,215	2,938

Net change in cash and cash equivalents	(119,014)	(264,165)
Cash and cash equivalents at beginning of period	322,045	520,610
Cash and cash equivalents at end of period	$203,031	$256,445

Supplemental Cash Flow Information

Cash paid during the period:
Interest	$45,758	$21,376
Income taxes, net	$36,100	$14,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except for share data)

	June 30	December 31
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$203,031	$322,045
Trade receivables, less allowances of $9,850 in 2007 and $13,688 in 2006	579,766	335,334
Inventories:
Finished products	509,963	405,781
Work in process	125,561	85,849
Materials	157,419	135,304
Total inventories	792,943	626,934
Prepaid expenses, deferred taxes and other receivables	257,974	238,577
Total Current Assets	1,833,714	1,522,890
Property and equipment, at cost	2,530,110	2,273,124
Less: accumulated depreciation	1,286,201	1,233,693
Net Property and Equipment	1,243,909	1,039,431
Intangible assets, net of amortization	539,084	17,103
Goodwill	1,223,289	91,857
Deferred income taxes	68,927	76,367
Investments	38,785	31,341
Other assets	72,785	68,598
Total Assets	$5,020,493	$2,847,587
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$111,747	$4,532
Trade accounts payable	190,227	130,968
Salaries payable and other accruals	503,841	470,726
Total Current Liabilities	805,815	606,226
Long-term debt	2,381,518	702,044
Post-retirement obligations, deferred income taxes and other long-term liabilities	360,128	178,228
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000,000 shares; issued and outstanding shares: 2007: 156,986,698; 2006: 155,883,712	1,646	1,635
Preferred stock, par value $0.01 - authorized: 50,000,000 shares; issued and outstanding shares: 0 shares	—	—
Treasury stock, at cost - Shares: 2007 and 2006: 7,584,400	(299,766)	(299,766)
Additional paid-in capital	1,089,749	1,033,345
Retained earnings	680,037	676,639
Accumulated other comprehensive income (loss)	1,366	(50,764)
Total Shareholders’ Equity	1,473,032	1,361,089
Total Liabilities and Shareholders’ Equity	$5,020,493	$2,847,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Treasury	Retained
	Shares	Amount	Income (Loss)	Capital	Stock	Earnings	Total
Balances at December 31, 2006	155,884	$1,635	$(50,764)	$1,033,345	$(299,766)	$676,639	$1,361,089
Net Income	—	—	—	—	—	1,322	1,322

Other comprehensive income	—	—	52,130	—	—	—	52,130

Adoption of FASB Interpretation No. 48	—	—	—	—	—	2,076	2,076

Changes in shareholders’ equity related to incentive stock programs	1,103	11	—	56,404	—		56,415
Balances at June 30, 2007	156,987	$1,646	$1,366	$1,089,749	$(299,766)	$680,037	$1,473,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

For comparative purposes, Net sales to Abbott Laboratories have been reclassified to Net sales on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2006. The reclassification did not affect net income or shareholders’ equity.

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

Note 3 – Mayne Pharma Acquisition

On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma (including those shares issuable pursuant to stock options) for $2,055.0 million. The $2,055.0 million purchase price includes the cash purchase price and direct acquisition costs. Mayne Pharma manufactures and sells primarily specialty injectable pharmaceuticals. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after February 2, 2007.

During the second quarter 2007, Hospira completed the valuation for both intangible assets and property and equipment. The following allocation of the purchase price is subject to further revision, as additional information may become available to modify Hospira’s initial estimates for certain assets and liabilities. The allocation is as follows:

(dollars in thousands)

Current assets	$482,069
Property and equipment	197,786
Intangible assets	602,959
Goodwill	1,084,676
Other assets	7,200
Current liabilities	(255,421)
Long-term debt	(4,536)
Post-retirement obligations, deferred income taxes and other long-term liabilities	(59,700)
Total estimated allocation of purchase price	$2,055,033

Of the estimate of $603.0 million of acquired intangible assets, $486.6 million relates to developed product rights that will be amortized over their estimated useful lives (9 to 12 years, average 11 years), including $13.8 million of product rights disposed of as a result of the acquisition, $31.6 million relates to customer relationships that will be amortized over their estimated useful lives (4 to 12 years, average 10 years) and $84.8 million relates to acquired in-process research and development that was expensed at the date of acquisition. Of the estimate of $1,084.7 million of goodwill, approximately $421.9 million was assigned to the U.S. segment and approximately $662.8 million was assigned to the International segment. Goodwill is not expected to be deductible for tax purposes.

Hospira has progressed with its plans for the integration of Mayne Pharma into its operations. As Hospira takes certain actions in connection with the integration that give rise to restructuring charges, such as termination of employees and exiting certain activities and facilities, certain of those charges are recorded as goodwill as part of the purchase price allocation. As of June 30, 2007, the impact to goodwill associated with restructuring charges for these activities is $13.2 million, net of taxes, and is included in current liabilities. Additional restructuring charges that impact goodwill may continue to be incurred during 2007 as Hospira completes its integration plan.

The total purchase price of $2,055.0 million is comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. See Note 11 for more details. In connection with the acquisition, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. Forward contract gains and losses of this exposure substantially offset the remeasurement of the related asset and both are included in other income. During the six months ended June 30, 2007, Hospira paid $55.7 million for the settlements relating to these contracts.

Supplemental information on an unaudited pro forma basis for the six months ended June 30, 2007, and the three and six months ended June 30, 2006, as if the Mayne Pharma acquisition had taken place on January 1, 2007 and 2006, is as follows:

(dollars in thousands)

	Three Months Ended	Six Months Ended June 30
	June 30, 2006	2007	2006
Net sales	$834,075	$1,703,439	$1,639,925
Net income (loss)	$19,676	$(15,009)	$(27,513)
Diluted earnings per share	$0.12	$(0.10)	$(0.17)

Unaudited pro forma supplemental information is based on accounting estimates and judgments, which Hospira believes are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including inventory step-up charges, adjustments to depreciation on acquired property and equipment, and a charge for in-process research and development), amortization charges from acquired intangible assets, adjustments to interest expense, and related tax effects. The unaudited pro forma supplemental information is not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had Hospira and Mayne Pharma been combined at the beginning of each period presented.

Note 4 – Restructuring Costs

In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland. In February 2006, Hospira further announced plans to close manufacturing plants in Ashland, Ohio and Montreal, Canada, and also provided the planned timeline for phasing out production at a leased facility in Abbott Laboratories’ North Chicago, Illinois campus. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis. The restructuring costs are expected to be incurred through 2009 and consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

During the three months ended June 30, 2007, Hospira recorded pre-tax restructuring charges of $6.0 million in cost of products sold. Of the total charges, $2.9 million was recorded in the U.S. segment and $3.1 million in the International segment. During the three months ended June 30, 2006, Hospira recorded pre-tax restructuring charges of $12.4 million in cost of products sold. Of the total charges, $4.2 million was recorded in the U.S. segment and $8.2 million in the International segment.

During the six months ended June 30, 2007, Hospira recorded pre-tax restructuring charges of $11.9 million in cost of products sold. Of the total charges, $6.6 million was recorded in the U.S. segment and $5.3 million in the International segment. During the six months ended June 30, 2006, Hospira recorded pre-tax restructuring charges of $24.3 million in cost of products sold. Of the total charges, $8.1 million was recorded in the U.S. segment and $16.2 million in the International segment. Hospira has incurred $64.0 million to date for restructuring charges related to these actions. Product transfers from the Donegal, Ireland plant were completed in 2006. Hospira expects to complete all product transfers relating to the Montreal, Canada manufacturing plant and exit the facility at the end of 2007. Hospira expects to cease production at the Ashland, Ohio facility by the end of the third quarter 2007. Hospira is currently evaluating the potential disposition of its Ashland, Ohio manufacturing plant and is planning to take the steps necessary to prepare for such disposition, including environmental studies. At June 30, 2007, Hospira had $0.6 million recorded for environmental clean-up costs related to these actions.

The following summarizes the restructuring activity for the six months ended June 30, 2007:

(dollars in thousands)

	Balance at	Costs		Non cash	Balance at
	January 1, 2007	Incurred	Payments	Items	June 30, 2007
Employee-related benefit costs	$16,473	$6,952	$(5,303)	$—	$18,122
Accelerated depreciation	—	3,879	—	(3,879)	—
Other	1,309	1,037	(778)	(52)	1,516
	$17,782	$11,868	$(6,081)	$(3,931)	$19,638

Note 5 – Stock-Based Compensation

Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $16.3 million and $13.1 million was recognized for the three months ended June 30, 2007 and 2006, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $6.2 million and $4.7 million, respectively. Stock-based compensation expense of $23.5 million and $19.6 million was recognized for the six months ended June 30, 2007 and 2006, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $8.8 million and $6.8 million, respectively.

In May 2007, 2.7 million options were granted to certain employees for the 2007 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years and have a seven-year term.

The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2007 was $14.27 and $14.07, respectively. The weighted average fair value for the Hospira options granted in the three and six months ended June 30, 2006 was $16.40 and $15.97, respectively. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for the periods presented are based on the “simplified” method as described in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	34.0%	31.0%	33.8%	31.0%
Expected life (years)	4.5	5.8	4.5	5.7
Risk-free interest rate	4.7%	5.0%	4.6%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Hospira adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, Hospira recognized a $2.1 million decrease in the liability for unrecognized tax benefits.  This decrease in the liability resulted in an increase in the January 1, 2007 balance of retained earnings of $2.1 million.  The gross amount of unrecognized tax benefits at January 1, 2007 is $113.1 million.  The amount, if recognized, that would affect the effective tax rate is $104.2 million.

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

(shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Weighted average basic common shares outstanding	156,699	156,448	156,393	158,673
Assumed exercise of stock options	2,827	3,207	2,589	3,353
Weighted average dilutive common shares outstanding	159,526	159,655	158,982	162,026

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.7 million and 5.3 million for the three and six months ended June 30, 2007, respectively, and 2.7 million for both the three and six months ended June 30, 2006.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

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

These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Abbott Laboratories and Hospira, Inc, Case No. GV-04-001286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at June 30, 2007 and 2006, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Net cost (benefit) recognized for the three and six months ended June 30, 2007 and 2006 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

(dollars in thousands)

	Pension Plans
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Service cost for benefits earned during the year	$380	$650	$769	$1,294
Interest cost on projected benefit obligations	6,148	6,117	12,300	12,140
Expected return on plans’ assets	(7,086)	(7,427)	(14,178)	(14,723)
Net amortization	1,160	754	2,320	1,722
Curtailment of benefits(1)	—	—	—	1,518
Net cost	$602	$94	$1,211	$1,951

(1) Relates to the planned shutdown of the Ashland, Ohio plant.

(dollars in thousands)

	Medical and Dental Plans
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Service cost for benefits earned during the year	$—	$525	$—	$1,051
Interest cost on projected benefit obligations	713	843	1,426	1,686
Net amortization	215	436	430	873
Net cost	$928	$1,804	$1,856	$3,610

Hospira’s employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended June 30, 2007 and 2006 were $8.2 million and $9.0 million, respectively. For the six months ended June 30, 2007 and 2006 contributions were $16.8 million and $17.5 million, respectively.

Hospira funds its domestic pension plans according to IRS funding limitations. Based on those limitations, Hospira does not expect to contribute to its U.S. pension plans in 2007.

Note 10 – Goodwill and Intangible Assets

Goodwill as of June 30, 2007 totaled $1,223.3 million compared to $91.9 million as of December 31, 2006. The increase of $1,131.4 million, including the effect of exchange rate changes of $46.9 million, is related to the acquisition of Mayne Pharma. See Note 3 for more details.

Intangible assets, primarily product rights, customer relationships and technology, are as follows:

(dollars in thousands)

	June 30, 2007	December 31, 2006
Cost	$589,755	$44,873
Less: accumulated amortization	(50,671)	(27,770)
Intangible assets, net	$539,084	$17,103

The increase of $522.0 million in 2007, including the effect of exchange rate changes of $41.1 million, is primarily related to the acquisition of Mayne Pharma. See Note 3 for more details.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, average 10 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $31.7 million for the remainder of 2007, $55.9 million for 2008, $55.7 million for 2009, $55.7 million for 2010, and $53.0 million for 2011.

Note 11 – Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at June 30, 2007 and December 31, 2006:

(dollars in thousands)

	June 30, 2007	December 31, 2006
Long-term debt:
4.95% Notes due 2009	$300,000	$300,000
Term loan due 2010 (weighted-average floating interest rate of 5.95% at June 30, 2007)	257,900	—
Floating rate notes due 2010 (weighted-average floating interest rate of 5.83% at June 30, 2007)	375,000	—
5.55% Notes due 2012	500,000	—
5.90% Notes due 2014	400,000	400,000
6.05% Notes due 2017	550,000	—
International borrowings due 2008	—	4,914
Other unsecured loans due 2009	2,513	—
Securitized mortgage note due 2015	5,054	4,871
Economic development promissory notes due 2015	1,735	1,320
Fair value of interest rate swap instruments	(8,144)	(8,181)
Total long-term debt	2,384,058	702,924
Unamortized debt discount	(2,540)	(880)
Long-term debt	2,381,518	702,044
Short-term borrowings	111,747	4,532
Total debt	$2,493,265	$706,576

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

Under the term loan facility, before giving effect to any prepayments (which reduce the repayment amounts on a pro rata basis), Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. During the six months ended June 30, 2007, Hospira prepaid $125.0 million in principal amount of the term loan, in addition to the scheduled $25.0 million in principal. As a result of the prepayment, the amount due within one year is $92.1 million, which reflects pro rata reductions of scheduled principal payments, and is recorded as short-term borrowings. Borrowings under the term loan facility and bridge loan facility bear interest at the LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s.  Based on Hospira’s ratings of BBB (stable outlook) from Standard & Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%. Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

On March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due 2010, $500.0 million principal amount of 5.55% Notes due 2012 and $550.0 million principal amount of 6.05% Notes due 2017 in a registered public offering. The Floating Rate Notes due 2010 bear interest at three-month LIBOR plus 48 basis points. All series of notes are due on March 30 of the year of maturity. The net proceeds of the notes (after deducting approximately $10.0 million of underwriters’ discounts and offering expenses of $5.6 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005 and was amended on January 15, 2007 to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This Revolver is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of June 30, 2007, Hospira had no amounts outstanding under the Revolver.

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

The maximum leverage ratio is 4.00 as of June 30, 2007, 3.50 as of September 30, 2007 and 3.25 as of the end of all quarters thereafter. The minimum coverage ratio is 4.50 as of June 30, 2007, 4.75 as of September 30, 2007 and 5.00 as of the end of all quarters thereafter.

As of June 30, 2007, Hospira was in compliance with all applicable covenants.

Note 12 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Foreign currency translation gains	$43,302	$6,282	$52,190	$8,237
Retirement plan adjustments	692	12,895	1,539	12,895
Unrealized (losses) gains on marketable equity securities	(1,127)	(1,309)	(423)	125
Unrealized losses on cash flow hedges	—	—	(1,176)	—
Total other comprehensive income	42,867	17,868	52,130	21,257
Net Income	30,678	54,150	1,322	134,333
Total Comprehensive Income	$73,545	$72,018	$53,452	$155,590

(dollars in thousands)

	June 30, 2007	December 31, 2006
Cumulative foreign currency translation gains	$65,100	$12,910
Cumulative retirement plan adjustments, net of tax	(67,301)	(68,840)
Cumulative unrealized gains on marketable equity securities, net of tax	4,743	5,166
Cumulative unrealized losses on cash flow hedges, net of tax	(1,176)	—
Accumulated Other Comprehensive Income (Loss)	$1,366	$(50,764)

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

(dollars in thousands)

	Three Months Ended June 30				Six Months Ended June 30
	Net Sales		Income from Operations		Net Sales		Income from Operations
	2007	2006	2007	2006	2007	2006	2007	2006

U.S.	$592,949	$557,682	$63,859	$83,070	$1,161,957	$1,106,876	$107,216	$197,115

International	276,407	113,419	22,142	6,700	490,197	228,519	12,251	18,614

Total reportable segments	$869,356	$671,101	86,001	89,770	$1,652,154	$1,335,395	119,467	215,729

Corporate functions			(18,356)	(14,812)			(37,447)	(28,770)
Income from operations			67,645	74,958			82,020	186,959
Other, net			(32,171)	(3,734)			(61,990)	(6,645)

Income before income taxes			$35,474	$71,224			$20,030	$180,314

(dollars in thousands)

	Total Assets
	June 30	December 31
	2007	2006

U.S.	$1,848,498	$2,036,486

International	1,409,622	702,141

Total reportable segments	3,258,120	2,738,627
Goodwill and net intangible assets	1,762,373	108,960
Total	$5,020,493	$2,847,587

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

Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K. The information in this Item 2 is intended to supplement, and should be read in conjunction with, the information included in Item 7 of the 2006 Form 10-K. The 2006 Form 10-K was filed with the Securities and Exchange Commission on February 28, 2007.

Mayne Pharma Acquisition

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055.0 million. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after that date, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods. Hospira financed the acquisition and related expenses through borrowing approximately $1,925.0 million and the remainder was funded with cash on hand. The financing arrangements are described below under “Liquidity and Capital Resources.” For the 2007 periods, sales of Mayne Pharma products, which are principally specialty injectable pharmaceutical products, are reported as a separate product line within each of Hospira’s reportable segments.

In connection with the acquisition, Hospira recorded $137.9 million of charges relating to purchase accounting during the six months ended June 30, 2007, including $84.8 million of in-process research and development, all of which was recorded in the first quarter, and $53.1 million of inventory step-up charges, of which $21.4 million was expensed in the first quarter and $31.7 million was expensed in the second quarter. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their useful lives (which have a weighted-average life of 10 years).

In connection with the integration of Mayne Pharma into its operations, Hospira expects to incur approximately $95 to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million will be recorded as expenses and the remainder relates to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing. Approximately $13.2 million and $23.7 million of integration expenses were recorded during the three and six months ended June 30, 2007, respectively. In addition to integration expenses, Hospira recorded other acquisition-related expenses of $7.9 million in the first quarter 2007. For further information regarding the acquisition and its financial impact, please see Note 3 to the condensed consolidated financial statements included in this report.

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

Results of operations for the three months ended June 30, 2007 compared to June 30, 2006

Net Sales

Net sales increased 29.5% in the second quarter of 2007 compared to the second quarter of 2006. Of this increase, 26.7% is related to the acquisition of Mayne Pharma. The remaining 2.8% increase in overall sales is primarily driven by volume/mix of 1.8%, the impact of exchange of 0.6%, and increased price of 0.4% in the United States.

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30
			Percent
			Change
			vs. Prior
	2007	2006	Year
U.S.—
Specialty Injectable Pharmaceuticals	$205,639	$207,317	(0.8)
Medication Delivery Systems	230,823	214,443	7.6
Injectable Pharmaceutical Contract Manufacturing	36,888	49,687	(25.8)
Sales to Abbott Laboratories	20,036	21,441	(6.6)
Mayne Pharma	28,541	—	nm
Other	71,022	64,794	9.6

Total U.S.	592,949	557,682	6.3

International—
Sales to Third Parties	115,268	93,662	23.1
Sales to Abbott Laboratories	10,421	19,757	(47.3)
Mayne Pharma	150,718	—	nm

Total International	276,407	113,419	143.7

Total Net Sales	$869,356	$671,101	29.5

Sales in Specialty Injectable Pharmaceuticals decreased slightly, driven by lower sales in the base product portfolio, partially offset by contributions from new product launches in 2006, including ampicillin sulbactam, ondansetron and propofol, and favorable pricing.

Sales in Medication Delivery Systems increased, driven by growth in both infusion therapy and medication management systems sales. Growth in infusion therapy products sales was largely due to increased volume from new customer contracts. Medication management systems sales increased due to higher placements of devices with safety software and increased revenue from related services.

Sales in Injectable Pharmaceutical Contract Manufacturing were down due to expected lower demand from existing customers for certain products, including several products that now have generic competition.

The decrease in U.S. Sales to Abbott was primarily due to expected decreased volume to Abbott for several of its products, partially offset by increased price.

The Other product line includes sales of Hospira’s products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The growth in sales to alternate site healthcare customers more than offset a decline in sales of critical care devices, and the planned exit of certain products manufactured in Ashland, Ohio. Sales to alternate site healthcare customers increased due to higher overall sales of specialty injectable pharmaceuticals and medication delivery systems.

International Sales to Third Parties were higher in all regions primarily related to specialty injectable pharmaceuticals and medication management systems, favorable exchange, and increased sales on third party manufacturing contracts.

Gross Profit

Gross profit increased $41.2 million, or 18.3%, for the second quarter ended June 30, 2007, compared with the same period in 2006. Of this increase, $39.5 million, or 17.6%, is related to the Mayne Pharma acquisition.

Gross profit margin decreased by (2.9)% to 30.6% for the three months ended June 30, 2007, from 33.5% for the three months ended June 30, 2006. All of the decrease is related to the Mayne Pharma acquisition, which primarily includes the inventory step-up charge resulting from purchase accounting of (4.5)%, amortization of the acquired intangible assets of (1.7)%, lower manufacturing activity of (1.0)%, incremental freight and distribution costs of (0.4)% and other net changes of (0.2)%, partially offset by improvement in volume/product mix of 4.9%.

The margin not related to the Mayne Pharma acquisition remained unchanged as a result of volume/product mix improvement of 1.7%, favorable price in the U.S. of 0.3%, and other net changes of 0.3%. The improvements and favorable items described above were offset by lower manufacturing activity of (0.6)%, costs associated with the planned manufacturing plant closures of (1.0)% and an adjustment of $5.1 million or (0.7)% related to intercompany profit which should have been eliminated in the first quarter 2007.

Research and Development

Research and development (“R&D”) expenses increased $13.5 million, or 34.6%, for the quarter ended June 30, 2007, compared with the same period in 2006. Of this increase, 26.7% is related to the acquisition of Mayne Pharma. The remainder of the increase was primarily related to higher spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and clinical studies on Hospira’s branded sedative, Precedex®, partially offset by lower spending in 2007 on medication delivery infusion systems as a result of new product launches in 2006. R&D expenses increased to 6.0% of net sales for the quarter ended June 30, 2007, compared with 5.8% of net sales for the same period in 2006.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $35.0 million, or 31.5%, for the quarter ended June 30, 2007, compared with the same period in 2006. Of this increase, 24.5% is related to the acquisition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma and the elimination of costs in 2007 associated with the implementation of Hospira’s new independent infrastructure as a result of the spin-off. SG&A expenses increased to 16.8% of net sales for the quarter ended June 30, 2007, compared with 16.6% of net sales for the same period in 2006.

Interest Expense and Other (Income), Net

Interest expense was $37.3 million for the quarter ended June 30, 2007, compared to $7.3 million in the same period in 2006. The increase was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. Other (income), net was $(5.2) million for the quarter ended June 30, 2007 compared to $(3.5) million for the quarter ended June 30, 2006. The change was primarily related to foreign exchange gains realized in 2007.

Income Tax Expense

The effective tax rate was 13.5% for the quarter ended June 30, 2007, compared to 24.0% for the same period in 2006. The decrease in the effective tax rate in 2007 compared to 2006, was due primarily to increased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition, including intangible amortization expense, purchase accounting charges, and interest expense. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Results of operations for the six months ended June 30, 2007 compared to June 30, 2006

Net Sales

Net sales increased 23.7% in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Of this increase, 21.8% is related to the acquisition of Mayne Pharma. The remaining 1.9% increase in overall sales is primarily driven by volume/mix of 1.0%, the impact of exchange of 0.5%, and increased price of 0.4% in the United States.

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
			Percent
			Change
			vs. Prior
	2007	2006	Year
U.S.—
Specialty Injectable Pharmaceuticals	$411,398	$392,553	4.8
Medication Delivery Systems	443,804	427,469	3.8
Injectable Pharmaceutical Contract Manufacturing	78,114	101,789	(23.3)
Sales to Abbott Laboratories	37,187	45,822	(18.8)
Mayne Pharma	49,600	—	nm
Other	141,854	139,243	1.9

Total U.S.	1,161,957	1,106,876	5.0

International—
Sales to Third Parties	221,833	192,955	15.0
Sales to Abbott Laboratories	25,910	35,564	(27.1)
Mayne Pharma	242,454	—	nm

Total International	490,197	228,519	114.5

Total Net Sales	$1,652,154	$1,335,395	23.7

Sales in Specialty Injectable Pharmaceuticals increased, driven by strength in the base product portfolio, contributions from new product launches in 2006, including ampicillin sulbactam, ondansetron and propofol, and favorable pricing.

Sales in Medication Delivery Systems increased, driven by growth in both infusion therapy and medication management systems sales. Growth in infusion therapy products sales was largely due to increased volume from new and existing customer contracts. Medication management systems sales increased due to higher placements of devices with safety software and increased revenue from related services.

Sales in Injectable Pharmaceutical Contract Manufacturing were down due to expected lower demand from existing customers for certain products, including several products that now have generic competition.

The decrease in U.S. Sales to Abbott was primarily due to expected decreased volume to Abbott for several of its products, partially offset by increased price.

The Other product line includes sales of Hospira’s products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The growth in sales to alternate site healthcare customers more than offset a decline in sales of critical care devices, and the planned exit of certain products manufactured in Ashland, Ohio. Sales to alternate site healthcare customers increased due to higher overall sales of specialty injectable pharmaceuticals and medication delivery systems, partially offset by decreased sales of deferoxamine.

International Sales to Third Parties were higher in all regions primarily related to specialty injectable pharmaceuticals and medication management systems, favorable exchange, and increased sales on third party manufacturing contracts.

Gross Profit

Gross profit increased $70.9 million, or 15.1%, for the six months ended June 30, 2007, compared with the same period in 2006. Of this increase, $59.8 million, or 12.7%, is related to the Mayne Pharma acquisition.

Gross profit margin decreased by (2.5)% to 32.7% for the six months ended June 30, 2007, from 35.2% for the six months ended June 30, 2006. Of this decrease, (2.9)% is related to the Mayne Pharma acquisition, which primarily includes the inventory step-up charge resulting from purchase accounting of (3.7)% and amortization of the acquired intangible assets of (1.3)%, lower manufacturing activity of (1.1)%, incremental freight and distribution costs of (0.4)% and favorable price in the U.S. of (0.2)%, partially offset by improvement in volume/product mix of 3.8%.

The remaining increase of 0.4% not related to the Mayne Pharma acquisition is primarily the result of volume/product mix improvement of 1.1% and other net changes of 0.2%.  The improvements partially offset by lower manufacturing activity of (0.9)%.

Research and Development

R&D expenses increased $26.0 million, or 37.1%, for the six months ended June 30, 2007, compared with the same period in 2006. Of this increase, 26.7% is related to the acquisition of Mayne Pharma. The remainder of the increase was primarily related to higher spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and clinical studies on Hospira’s branded sedative, Precedex®, partially offset by lower spending in 2007 on medication delivery infusion systems as a result of new product launches in 2006. R&D expenses increased to 5.8% of net sales for the six months ended June 30, 2007, compared with 5.2% of net sales for the same period in 2006.

Acquired In-Process Research and Development

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma. As part of the purchase price allocation, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma’s pipeline products.

Selling, General and Administrative

SG&A expenses increased $65.0 million, or 30.6%, for the six months ended June 30, 2007, compared with the same period in 2006. Of this increase, 24.3% is related to the acquisition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma and the elimination of costs in 2007 associated with the implementation of Hospira’s new independent infrastructure as a result of the spin-off. SG&A expenses increased to 16.8% of net sales for the six months ended June 30, 2007, compared with 15.9% of net sales for the same period in 2006.

Interest Expense and Other (Income), Net

Interest expense was $67.9 million for the six months ended June 30, 2007, compared to $14.9 million in the same period in 2006. The increase was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. Other (income), net was $(5.9) million for the six months ended June 30, 2007 compared to $(8.3) million for the six months ended June 30, 2006. The change was primarily related to $(5.7) million of foreign exchange losses realized in 2007 due to the Mayne Pharma acquisition.

Income Tax Expense

The effective tax rate was 93.4% for the six months ended June 30, 2007, compared to 25.5% for the same period in 2006. The effective tax rate for 2007 included the impact of a significant unusual item, the expensing of non-deductible acquired in-process research and development. Excluding the effect of this item, the 2007 effective tax rate was 17.8%. The decrease in the effective tax rate in 2007 compared to 2006, excluding the significant unusual item, was due primarily to increased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition, including intangible amortization expense, purchase accounting charges, and interest expense. The effective tax rates, excluding the impact of significant unusual items, are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at June 30, 2007 compared with December 31, 2006

Net Cash from Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, borrowing availability under Hospira’s $375.0 million revolving credit facility and access to capital markets. Beginning with the first quarter of 2007, Hospira’s operating cash flows included operating cash flows generated by Mayne Pharma. During the two-year period after the closing, Hospira expects to incur approximately $95 million to $110 million of cash expenditures relating to the integration of Mayne Pharma, which will reduce operating cash flows. In addition, as a result of the debt incurred during the first quarter of 2007 to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations (including interest expense and mandatory principal payments on the term loan described below) on an ongoing basis compared to past periods. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and Mayne Pharma integration expenditures for the foreseeable future.

Summary of Cash Flows

Operating activities provided net cash of $171.6 million, primarily driven by net income of $1.3 million, non-cash depreciation and amortization charges of $113.0 million, non-cash stock-based compensation expense of $23.5 million, and the write-off of acquired in-process research and development of $84.8 million, offset by changes in operating assets and liabilities of $51.0 million. The changes in operating assets and liabilities consist primarily of significant payments made on acquired Mayne Pharma current liabilities, including merger advisory fees; higher trade receivables due to increased sales, including Mayne Pharma; partially offset by decreased inventory from 2006 levels.

Net Cash Used in Investing Activities of $2,091.7 million includes the acquisition of Mayne Pharma for $1,961.3 million, net of cash acquired and capital expenditures of $88.5 million. In connection with the acquisition of Mayne Pharma, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. During the six months ended June 30, 2007, Hospira paid $55.7 million for the settlements relating to these contracts. These decreases were partially offset by proceeds from dispositions of certain product rights for $13.8 million.

Net Cash From Financing Activities of $1,788.9 million consists primarily of Hospira incurring $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. During the six months ended June 30, 2007, Hospira prepaid $125.0 million in principal amount of the term loan, in addition to the scheduled $25.0 million in principal. In addition, financing activities includes proceeds from employee stock option exercises and related tax benefits of $28.1 million.

Debt and Capital

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

Under the term loan facility, before giving effect to any prepayments (which reduce the repayment amounts on a pro rata basis), Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. During the six months ended June 30, 2007, Hospira prepaid $125.0 million in principal amount of the term loan, in addition to the scheduled $25.0 million in principal. As a result of the prepayment, the amount due within one year is $92.1 million, which reflects pro rata reductions of scheduled principal payments, and is recorded as short-term borrowings. Borrowings under the term loan facility and bridge loan facility bear interest at the LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s.  Based on Hospira’s ratings of BBB (stable outlook) from Standard & Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%. Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

On March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due 2010, $500.0 million principal amount of 5.55% Notes due 2012 and $550.0 million principal amount of 6.05% Notes due 2017 in a registered public offering. The Floating Rate Notes due 2010 bear interest at three-month LIBOR plus 48 basis points. All series of notes are due on March 30 of the year of maturity. The net proceeds of the notes (after deducting approximately $10.0 million of underwriters’ discounts and offering expenses of $5.6 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005, and which was amended on January 15, 2007 to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This Revolver is available for working capital and other requirements.  The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of June

30, 2007, Hospira had no amounts outstanding under the Revolver.

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

The maximum leverage ratio is 4.00 as of June 30, 2007, 3.50 as of September 30, 2007 and 3.25 as of the end of all quarters thereafter. The minimum coverage ratio is 4.50 as of June 30, 2007, 4.75 as of September 30, 2007 and 5.00 as of the end of all quarters thereafter.

As of June 30, 2007, Hospira was in compliance with all applicable covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of June 30, 2007:

(dollars in millions)

	Payment Due by Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt and interest payments	$3,256.3	$101.4	$893.3	$552.0	$1,709.6
Lease obligations	200.1	16.5	53.8	49.6	80.2
Purchase commitments (1)	508.7	464.5	43.0	0.8	0.4
Other long-term liabilities reflected on the consolidated balance sheet (2)	201.2	—	151.2	50.0	—
	$4,166.3	$582.4	$1,141.3	$652.4	$1,790.2

(1)          Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of expected capital spending.

(2)          Includes liability of $121.0 million relating to unrecognized tax benefits, penalties and interest and excludes $152.8 million of other long-term liabilities related primarily to post-retirement benefit obligations.

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

On March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due 2010 that bear interest at a three-month LIBOR plus 48 basis points. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.8 million. On February 1, 2007, Hospira incurred a $500.0 million, three-year term loan facility bearing interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. As of June 30, 2007 the outstanding balance on the term loan was $350.0 million. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.5 million. Refer to the Liquidity and Capital Resources section above, as well as Note 11 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, for further information.

There have been no other material changes to the information provided in Item 7A. to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chairman and Chief Executive Officer, Christopher B. Begley, and Senior Vice President, Finance and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

Changes in internal controls. There was no change in Hospira’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira’s internal control over financial reporting. Hospira is continuing to evaluate the internal controls of Mayne Pharma.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-April 30, 2007	23,379	$40.81	—	$100,233,606
May 1-May 31, 2007	20,991	$40.23	—	$100,233,606
June 1-June 30, 2007	5,441	$39.77	—	$100,233,606
Total	49,811	$40.45	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of June 30, 2007, Hospira had purchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006.

Item 4.    Submission of Matters to a Vote of Security Holders

The information required by this item has been previously reported in the second paragraph (and following table) of Item 8.01 of Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007.  Such information is incorporated by reference herein.

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
Thomas E. Werner,
Senior Vice President, Finance and Chief Financial Officer
Date: August 8, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1

Form of Non-Qualified Stock Option Award with Seven-Year Term (incorporated by reference to Exhibit 10.1 to Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2007).

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