Form 10-Q
period 2007-09-30
HOSPIRA INC
filed 2007-11-08
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, Registrant had outstanding 157,556,761 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I. FINANCIAL INFORMATION

Item 1. Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$838,019	$646,640	$2,490,173	$1,982,035
Cost of products sold	543,488	427,612	1,654,855	1,293,125
Gross Profit	294,531	219,028	835,318	688,910

Research and development	51,409	36,470	147,478	106,526
Acquired in-process research and development	—	—	84,800	—
Selling, general and administrative	136,495	103,506	414,393	316,373
Income From Operations	106,627	79,052	188,647	266,011

Interest expense	34,675	8,059	102,541	22,999
Other income, net	(6,138)	(4,099)	(12,014)	(12,394)
Income Before Income Taxes	78,090	75,092	98,120	255,406

Income tax expense	18,711	19,147	37,419	65,128
Net Income	$59,379	$55,945	$60,701	$190,278

Earnings Per Common Share:
Basic	$0.38	$0.36	$0.39	$1.21
Diluted	$0.37	$0.35	$0.38	$1.18
Weighted Average Common Shares Outstanding:
Basic	157,091	156,359	156,628	157,897
Diluted	160,072	158,781	159,528	161,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flow From Operating Activities:

Net income	$60,701	$190,278
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	136,191	114,731
Amortization of intangibles	37,081	1,446
Write-off of acquired in-process research and development	84,800	—
Stock-based compensation expense	31,603	27,819
Changes in assets and liabilities-
Trade receivables	(25,650)	(23,979)
Inventories	49,701	(101,637)
Prepaid expenses and other assets	5,676	(13,648)
Trade accounts payable	(8,115)	36,090
Other liabilities	(47,392)	60,728
Other, net	29,889	40,037
Net Cash Provided by Operating Activities	354,485	331,865

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(128,674)	(183,632)
Acquisition of Mayne Pharma, net of cash acquired	(1,961,285)	—
Settlements of foreign currency contracts	(55,701)	—
Proceeds from dispositions of product rights	13,771	—
Other, net	(1,263)	1,845
Net Cash Used in Investing Activities	(2,133,152)	(181,787)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	3,336,198	—
Repayment of long-term debt	(1,700,124)	(111)
Other borrowings, net	(343)	1,955
Payment to Abbott Laboratories for international assets	—	(124,251)
Common stock repurchased	—	(299,766)
Excess tax benefit from stock-based compensation arrangements	865	3,373
Proceeds from stock options exercised	40,464	39,576
Net Cash Provided by (Used in) Financing Activities	1,677,060	(379,224)

Effect of exchange rate changes on cash and cash equivalents	15,990	2,128

Net change in cash and cash equivalents	(85,617)	(227,018)
Cash and cash equivalents at beginning of period	322,045	520,610
Cash and cash equivalents at end of period	$236,428	$293,592

Supplemental Cash Flow Information:

Cash paid during the period-
Interest	$57,663	$23,434
Income taxes, net	$57,623	$21,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars and shares in thousands)

	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$236,428	$322,045
Trade receivables, less allowances of $14,127 in 2007 and $13,688 in 2006	565,988	335,334
Inventories:
Finished products	507,403	405,781
Work in process	139,893	85,849
Materials	173,406	135,304
Total inventories	820,702	626,934
Prepaid expenses, deferred taxes and other receivables	245,721	238,577
Total Current Assets	1,868,839	1,522,890
Property and equipment, at cost	2,541,617	2,273,124
Less: accumulated depreciation	1,296,161	1,233,693
Net Property and Equipment	1,245,456	1,039,431
Intangible assets, net of amortization	544,467	17,103
Goodwill	1,254,005	91,857
Deferred income taxes	68,182	76,367
Investments	29,399	31,341
Other assets	70,063	68,598
Total Assets	$5,080,411	$2,847,587
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$96,557	$4,532
Trade accounts payable	188,204	130,968
Salaries, wages and commissions	132,709	102,037
Other accrued liabilities	397,829	368,689
Total Current Liabilities	815,299	606,226
Long-term debt	2,273,944	702,044
Post-retirement obligations, deferred income taxes and other long-term liabilities	374,502	178,228
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400,000 shares; 165,050 and 163,468 shares issued, and 157,466 and 155,884 shares outstanding at September 30, 2007 and December 31, 2006, respectively	1,651	1,635
Preferred stock, par value $0.01 - authorized: 50,000 shares; issued and outstanding shares: 0 shares	—	—
Treasury stock, at cost - Shares: 2007 and 2006: 7,584	(299,766)	(299,766)
Additional paid-in capital	1,113,302	1,033,345
Retained earnings	739,416	676,639
Accumulated other comprehensive income (loss)	62,063	(50,764)
Total Shareholders’ Equity	1,616,666	1,361,089
Total Liabilities and Shareholders’ Equity	$5,080,411	$2,847,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Treasury	Retained
	Shares	Amount	Income (Loss)	Capital	Stock	Earnings	Total
Balances at December 31, 2006	155,884	$1,635	$(50,764)	$1,033,345	$(299,766)	$676,639	$1,361,089
Net income	—	—	—	—	—	60,701	60,701

Other comprehensive income	—	—	112,827	—	—	—	112,827

Adoption of FASB Interpretation No. 48	—	—	—	—	—	2,076	2,076

Changes in shareholders’ equity related to incentive stock programs	1,582	16	—	79,957	—	—	79,973
Balances at September 30, 2007	157,466	$1,651	$62,063	$1,113,302	$(299,766)	$739,416	$1,616,666

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

For comparative purposes, Net sales to Abbott Laboratories have been reclassified to Net sales on the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2006. The reclassification did not affect net income or shareholders’ equity.

Note 2 – Recently Issued Accounting Standards

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If it is not expected that the goods will be delivered or services will be rendered, the capitalized advance payment should be charged to expense in the period in which such determination is made. EITF 07-03 is effective for new contracts entered into in fiscal years beginning after December 15, 2007. Hospira is currently evaluating the potential impact of EITF 07-03 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

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

During the second quarter 2007, Hospira completed the valuation for both intangible assets and property and equipment. The following allocation of the purchase price is subject to further revision, as additional information may become available to modify Hospira’s initial estimates for certain assets and liabilities. The allocation is as follows:

(dollars in thousands)
Current assets	$477,229
Property and equipment	194,352
Intangible assets	602,959
Goodwill	1,093,982
Other assets	6,623
Current liabilities	(257,655)
Long-term debt	(4,536)
Post-retirement obligations, deferred income taxes and other long-term liabilities	(57,921)
Total estimated allocation of purchase price	$2,055,033

Of the estimate of $603.0 million of acquired intangible assets, $84.8 million relates to acquired in-process research and development that was expensed at the date of acquisition. Of the remaining $518.2 million, $486.6 million relates to developed product rights that will be amortized over their estimated useful lives (9 to 12 years, average 11 years), including $13.8 million of product rights disposed of as a result of the acquisition, and $31.6 million relates to customer relationships that will be amortized over their estimated useful lives (4 to 12 years, average 10 years). Of the estimate of $1,094.0 million of goodwill, approximately $422.6 million was assigned to the U.S. segment and approximately $671.4 million was assigned to the International segment. Goodwill is not expected to be deductible for tax purposes.

Hospira has progressed with its plans for the integration of Mayne Pharma into its operations. As Hospira takes certain actions in connection with the integration that give rise to restructuring charges, such as termination of employees and exiting certain activities and facilities, certain of those charges are recorded as goodwill as part of the purchase price allocation. As of September 30, 2007, the impact to goodwill associated with restructuring charges for these activities is $14.5 million, net of taxes, and is included in current liabilities. Additional restructuring charges that impact goodwill may continue to be incurred during 2007 and early 2008, consistent with the initial integration plan.

The total purchase price of $2,055.0 million is comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. See Note 11 for more details. In connection with the acquisition, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. Forward contract gains and losses of this exposure substantially offset the remeasurement of the related asset and both are included in other income. During the nine months ended September 30, 2007, Hospira paid $55.7 million upon the settlements relating to these contracts.

Supplemental information on an unaudited pro forma basis for the nine months ended September 30, 2007, and the three and nine months ended September 30, 2006, as if the Mayne Pharma acquisition had taken place on January 1, 2007 and 2006, is as follows:

	Three Months Ended	Nine Months Ended September 30,
(dollars in thousands)	September 30, 2006	2007	2006
Net sales	$800,114	$2,541,458	$2,440,039
Net income	$36,371	$51,213	$8,858
Diluted earnings per share	$0.23	$0.32	$0.05

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

Hospira recorded pre-tax restructuring charges in Cost of products sold in the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
U.S.	$1,119	$3,091	$7,724	$11,199
International	3,058	8,216	8,321	24,408
Total pre-tax restructuring charges	$4,177	$11,307	$16,045	$35,607

Hospira has incurred $68.2 million to date for restructuring charges related to these actions. Product transfers from the Donegal, Ireland plant were completed in 2006. Hospira expects to complete all product transfers relating to the Montreal, Canada manufacturing plant and exit the facility at the end of 2007. Hospira ceased production at the Ashland, Ohio facility during the three months ended September 30, 2007. Hospira is currently evaluating the potential disposition of its Ashland, Ohio manufacturing plant and is planning to take the steps necessary to prepare for such disposition, including environmental studies. At September 30, 2007, Hospira had $0.6 million recorded for environmental clean-up costs related to these studies and actions.

The following summarizes the restructuring activity for the nine months ended September 30, 2007:

	Balance at	Costs		Non cash	Balance at
(dollars in thousands)	January 1, 2007	Incurred	Payments	Items	September 30, 2007
Employee-related benefit costs (1)	$16,473	$8,764	$(8,838)	$856	$17,255
Accelerated depreciation	—	5,062	—	(5,062)	—
Other	1,309	2,219	(2,945)	(52)	531
	$17,782	$16,045	$(11,783)	$(4,258)	$17,786

(1) Includes postretirement medical and dental plan curtailment gain of $0.9 million related to the Ashland, Ohio plant shutdown.

Note 5 – Stock-Based Compensation

Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $8.1 million and $8.2 million was recognized for the three months ended September 30, 2007 and 2006, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $2.9 million and $2.9 million, respectively. Stock-based compensation expense of $31.6 million and $27.8 million was recognized for the nine months ended September 30, 2007 and 2006, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $11.7 million and $9.7 million, respectively.

In May 2007, 2.7 million options were granted to certain employees for the 2007 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years and have a seven-year term.

The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2007 was $11.93 and $14.00, respectively. The weighted average fair value for the Hospira options granted in the three and nine months ended September 30, 2006 was $15.76 and $15.96, respectively. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for the periods presented are based on the “simplified” method as described in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	34.0%	31.0%	33.8%	31.0%
Expected life (years)	3.5	5.5	4.4	5.7
Risk-free interest rate	4.3%	5.0%	4.6%	5.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

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

Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of January 1, 2007, Hospira recorded liabilities of $1.9 million for the payment of interest and penalties.

Hospira began operations as a new taxpayer on May 1, 2004, and the U.S. federal tax returns for 2004 and 2005 are currently under examination by the Internal Revenue Service (“IRS”). Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next 12 months. However, the ultimate resolution of the 2004 – 2005 IRS audit is dependent on a number of factors and procedures that can not be predicted at this time.  In addition, certain tax statutes are also expected to close within the 12 month timeframe. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

Note 7 - Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in thousands)	2007	2006	2007	2006
Weighted average basic common shares outstanding	157,091	156,359	156,628	157,897
Assumed exercise of stock options	2,981	2,422	2,900	3,317
Weighted average dilutive common shares outstanding	160,072	158,781	159,528	161,214

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 5.2 million and 2.6 million for the three and nine months ended September 30, 2007, respectively, and 2.7 million for both the three and nine months ended September 30, 2006. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 8 – Litigation

Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira’s business.

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Abbott Laboratories and Hospira, Inc, Case No. GV-04-001286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira denies all material allegations asserted against it in these two lawsuits. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

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

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at September 30, 2007 and 2006, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 9 - Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans. The pension and post-retirement medical and dental plans cover certain employees both in and outside of the United States.

Net cost (benefit) recognized for the three and nine months ended September 30, 2007 and 2006 for the major pension plans and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost for benefits earned during the year	$374	$677	$1,143	$1,971
Interest cost on projected benefit obligations	6,144	6,117	18,444	18,257
Expected return on plans’ assets	(7,088)	(7,538)	(21,266)	(22,261)
Net amortization	1,166	708	3,486	2,430
Curtailment of benefits(1)	—	—	—	1,518
Net cost (benefit)	$596	$(36)	$1,807	$1,915

(1) Relates to the shutdown of the Ashland, Ohio plant.

	Medical and Dental Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Service cost for benefits earned during the year	$—	$526	$—	$1,577
Interest cost on projected benefit obligations	713	842	2,139	2,528
Net amortization	216	437	646	1,310
Curtailment of benefits(1)	(856)	—	(856)	—
Net cost	$73	$1,805	$1,929	$5,415

(1) Relates to the shutdown of the Ashland, Ohio plant.

Hospira’s employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended September 30, 2007 and 2006 were $10.0 million and $8.3 million, respectively. For the nine months ended September 30, 2007 and 2006 contributions were $26.8 million and $25.8 million, respectively.

Based on Federal laws and regulations, Hospira is not required to make any contributions, and does not expect to make any discretionary contributions to its U.S. pension plans in 2007.

Note 10 – Goodwill and Intangible Assets

Goodwill as of September 30, 2007 totaled $1,254.0 million compared to $91.9 million as of December 31, 2006. The increase of $1,162.1 million, including the effect of exchange rate changes of $68.3 million, is related to the acquisition of Mayne Pharma. See Note 3 for more details.

Intangible assets, primarily product rights, customer relationships and technology, are as follows:

(dollars in thousands)	September 30, 2007	December 31, 2006
Cost	$611,399	$44,873
Less: accumulated amortization	(66,932)	(27,770)
Intangible assets, net	$544,467	$17,103

The increase of $527.4 million in 2007, including the effect of exchange rate changes of $60.7 million, is primarily related to the acquisition of Mayne Pharma. See Note 3 for more details.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, weighted average 10 years). Intangible asset amortization for each of the five succeeding fiscal years is estimated at $14.1 million for the remainder of 2007, approximately $58.0 million for 2008, 2009, and 2010, and $55.5 million for 2011.

Note 11 - Short-term Borrowings and Long-term Debt

Hospira’s debt consists of the following at September 30, 2007 and December 31, 2006:

(dollars in thousands)	September 30, 2007	December 31, 2006
Long-term debt:
4.95% Notes due 2009	$300,000	$300,000
Term loan due 2010 (weighted-average floating interest rate of 5.95% at September 30, 2007)	145,600	—
Floating rate notes due 2010 (weighted-average
floating interest rate of 5.83% at September 30, 2007)	375,000	—
5.55% Notes due 2012	500,000	—
5.90% Notes due 2014	400,000	400,000
6.05% Notes due 2017	550,000	—
International borrowings due 2008	—	4,914
Other unsecured loans due 2009	2,640	—
Securitized mortgage note due 2015	5,020	4,871
Economic development promissory notes due 2015	1,694	1,320
Fair value of interest rate swap instruments	(3,573)	(8,181)
Total long-term debt	2,276,381	702,924
Unamortized debt discount	(2,437)	(880)
Long-term debt	2,273,944	702,044
Short-term borrowings	96,557	4,532
Total debt	$2,370,501	$706,576

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

Under the three-year term loan facility, before giving effect to any prepayments (which reduce the repayment amounts on a pro rata basis), Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. During the nine months ended September 30, 2007, Hospira prepaid $240.8 million in principal amount of the term loan, in addition to the rescheduled $34.2 million in principal. The $34.2 million of payments in principal reflect a reduction in original mandatory payments due to prepayments made in 2007. As a result of the prepayments made in 2007, the amount due within one year is $79.0 million, and is recorded as short-term borrowings. Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. The margin is currently 0.60%.

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

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005 and amended on January 15, 2007. The revolver was amended to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. The amount of available borrowings under the Revolver may be increased to a maximum of $500 million, and the term may be increased for up to two additional years, under certain circumstances. As of September 30, 2007, Hospira had no amounts outstanding under the Revolver.

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

Change of Control. The notes issued on March 23, 2007 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody’s and Standard & Poor’s at or within a specified time after the time of announcement of the change of control transaction. A change of control, as described above, would constitute an event of cross default under the term loan agreement and Hospira’s revolving credit agreement.

Financial Covenants. Hospira’s term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira’s debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira’s transition from Abbott, expenses relating to Hospira’s manufacturing optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the twelve months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira’s earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense (interest expense and net capitalized interest), in each case for the twelve months ended on the last day of each quarter. As of the end of each calendar quarter during 2007, the ratios will be calculated on a pro forma basis assuming the acquisition of Mayne Pharma and the related financing transactions had occurred on the first day of the period.

The maximum leverage ratio is 3.50 as of September 30, 2007 and 3.25 as of the end of all quarters thereafter. The minimum coverage ratio is 4.75 as of September 30, 2007 and 5.00 as of the end of all quarters thereafter.

As of September 30, 2007, Hospira was in compliance with all applicable covenants.

Note 12 - Comprehensive Income, net of tax, and Accumulated Other Comprehensive Income (Loss)

Comprehensive income, net of taxes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2007	2006	2007	2006
Foreign currency translation	$63,882	$(1,643)	$116,072	$6,594
Pension liability adjustments	847	—	2,386	12,895
Unrealized (losses) gains on marketable equity securities	(3,446)	626	(3,869)	751
Unrealized losses on cash flow hedges	(586)	—	(1,762)	—
Total other comprehensive income (loss)	60,697	(1,017)	112,827	20,240
Net Income	59,379	55,945	60,701	190,278
Total Comprehensive Income	$120,076	$54,928	$173,528	$210,518

Accumulated other comprehensive income (loss), net of taxes consisted of the following:

(dollars in thousands)	September 30, 2007	December 31, 2006
Cumulative foreign currency translation	$128,982	$12,910
Cumulative retirement plans unrealized losses, net of tax	(66,454)	(68,840)
Cumulative unrealized gains on marketable equity securities, net of tax	1,297	5,166
Cumulative unrealized losses on cash flow hedges, net of tax	(1,762)	—
Accumulated Other Comprehensive Income (Loss)	$62,063	$(50,764)

Note 13 - Segment Information

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	Net Sales		Income from Operations		Net Sales		Income from Operations
(dollars in thousands)	2007	2006	2007	2006	2007	2006	2007	2006

U.S.	$574,167	$533,025	$104,384	$80,623	$1,736,124	$1,639,901	$211,600	$277,738

International	263,852	113,615	22,127	10,831	754,049	342,134	34,378	29,445

Total reportable segments	$838,019	$646,640	126,511	91,454	$2,490,173	$1,982,035	245,978	307,183
Corporate functions			(19,884)	(12,402)			(57,331)	(41,172)
Income from operations			106,627	79,052			188,647	266,011
Other, net			(28,537)	(3,960)			(90,527)	(10,605)
Income before income taxes			$78,090	$75,092			$98,120	$255,406

	Total Assets
	September 30,	December 31,
(dollars in thousands)	2007	2006

U.S.	$1,926,286	$2,036,486

International	1,355,653	702,141

Total reportable segments	3,281,939	2,738,627
Goodwill and net intangible assets	1,798,472	108,960
Total	$5,080,411	$2,847,587

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as may be updated by Part II. Item 1A. of this report and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2006 Form 10-K and the Reports on Form 10-Q for the three month periods ended on March 31, 2007 and June 30, 2007, as may be updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In connection with the acquisition, Hospira recorded $137.9 million of charges relating to purchase accounting during the nine months ended September 30, 2007, including $84.8 million of acquired in-process research and development, all of which was recorded in the first quarter, and $53.1 million of inventory step-up charges, of which $21.4 million was expensed in the first quarter and $31.7 million was expensed in the second quarter. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their useful lives (which have a weighted average life of 10 years).

In connection with the integration of Mayne Pharma into its operations, Hospira expects to incur approximately $95 million to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million will be recorded as expense and the remainder relates to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing. Approximately $7.9 million and $31.6 million of integration expenses were recorded during the three and nine months ended September 30, 2007, respectively. In addition to integration expenses, Hospira recorded other acquisition-related expenses of $7.9 million in the first quarter 2007. For further information regarding the acquisition and its financial impact, please see Note 3 to the condensed consolidated financial statements included in this report.

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

Recently Issued Accounting Standards

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-03”). EITF 07-03 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If it is not expected that the goods will be delivered or services will be rendered, the capitalized advance payment should be charged to expense in the period in which such determination is made. EITF 07-03 is effective for new contracts entered into in fiscal years beginning after December 15, 2007. Hospira is currently evaluating the potential impact of EITF 07-03 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

Results of operations for the three months ended September 30, 2007 compared to September 30, 2006

Net Sales

Net sales increased 29.6% in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Of this increase, 25.6% is related to the addition of Mayne Pharma. The remaining 4.0% increase in overall sales is primarily driven by volume/mix of 2.1%, the impact of exchange of 0.9%, and increased price of 0.9% in the United States.

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in thousands)

A comparison of product line sales is as follows:

	Three Months Ended September 30,
			Percent
			Change
			vs. Prior
	2007	2006	Year
U.S.—
Specialty Injectable Pharmaceuticals	$208,363	$198,362	5.0%
Medication Delivery Systems	216,245	199,029	8.6%
Injectable Pharmaceutical Contract Manufacturing	33,518	38,090	(12.0)%
Sales to Abbott Laboratories	18,604	25,038	(25.7)%
Mayne Pharma	26,262	—	nm
Other	71,175	72,506	(1.8)%

Total U.S.	574,167	533,025	7.7%

International—
Sales to Third Parties	112,637	97,277	15.8%
Sales to Abbott Laboratories	11,972	16,338	(26.7)%
Mayne Pharma	139,243	—	nm

Total International	263,852	113,615	132.2%

Net Sales	$838,019	$646,640	29.6%

Net Sales in Specialty Injectable Pharmaceuticals increased, driven by favorable pricing and higher sales in the base product portfolio, as well as contributions from new product launches in 2007 and 2006, including ampicillin sulbactam and ondansetron.

Net Sales in Medication Delivery Systems increased, driven by growth in both infusion therapy and medication management systems sales. Growth in infusion therapy products sales was largely due to higher sales of administration sets and increased volume from new customer contracts. Medication management systems sales increased due to higher placements of devices and increased revenue from related services.

Net Sales in Injectable Pharmaceutical Contract Manufacturing were down due to expected lower demand from existing customers for certain products, including several products that now have generic competition.

The decrease in U.S. Net Sales to Abbott Laboratories (“Abbott”) was primarily due to expected decreased volume to Abbott for several of its products, partially offset by increased price.

The Other product line includes sales of Hospira’s products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The growth in sales to alternate site healthcare customers was more than offset by a decline in sales of critical care devices, and the planned exit of certain products manufactured in Ashland, Ohio and other adjustments. Sales to alternate site healthcare customers increased due to higher overall sales of specialty injectable pharmaceuticals and medication delivery systems.

International Net Sales to Third Parties were higher in all regions primarily related to increased sales of specialty injectable pharmaceuticals and medication management systems, favorable exchange, and increased contract manufacturing sales.

Gross Profit

Gross profit increased $75.5 million, or 34.5%, for the three months ended September 30, 2007, compared with the same period in 2006. Of this increase, $63.2 million, or 28.9%, is related to the addition of Mayne Pharma.

Gross profit margin increased by 1.2% to 35.1% for the three months ended September 30, 2007, from 33.9% for the three months ended September 30, 2006. Of this increase, 0.7% is related to the addition of Mayne Pharma, which includes amortization of acquired intangible assets of (2.0)%. The remaining increase of 0.5% not related to the addition of Mayne Pharma is primarily the result of volume/product mix improvement of 0.3%, favorable price in the U.S. of 0.6% and lower costs associated with the planned manufacturing plant closures of 1.6% offset by inflation and other manufacturing costs of (1.5)% and higher project expense of (0.5)%.

Research and Development

Research and development (“R&D”) expenses increased $14.9 million, or 41.0%, for the three months ended September 30, 2007, compared with the same period in 2006. Of this increase, 36.9% is related to the addition of Mayne Pharma. The remainder of the increase was primarily related to higher spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and clinical trials on Hospira’s branded sedative, Precedex®, partially offset by lower spending in 2007 on medication delivery infusion systems projects as a result of new product launches in 2006. R&D expenses increased to 6.1% of net sales for the three months ended September 30, 2007, compared with 5.6% of net sales for the same period in 2006.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $33.0 million, or 31.9%, for the three months ended September 30, 2007, compared with the same period in 2006. Of this increase, 24.1% is related to the addition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma partially offset by reduced costs due to the completion in 2006 of the implementation of Hospira’s new independent infrastructure as a result of the spin-off. SG&A expenses increased to 16.3% of net sales for the three months ended September 30, 2007, compared with 16.0% of net sales for the same period in 2006.

Interest Expense and Other (Income), Net

Interest expense was $34.7 million for the three months ended September 30, 2007, compared to $8.1 million in the same period in 2006. The increase was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. Other (income), net was $(6.1) million for the three months ended September 30, 2007 compared to $(4.1) million for the three months ended September 30, 2006. The change was primarily related to net gains on investments of $2.9 million.

Income Tax Expense

The effective tax rate was 24.0% for the three months ended September 30, 2007, compared to 25.5% for the same period in 2006. The decrease in the effective tax rate for the three months ended September 30, 2007 compared to 2006, was due primarily to increased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition, including intangible amortization expense, purchase accounting charges, and interest expense. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Results of operations for the nine months ended September 30, 2007 compared to September 30, 2006

Net Sales

Net sales increased 25.6% in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Of this increase, 23.0% is related to the addition of Mayne Pharma. The remaining 2.6% increase in overall sales is primarily driven by volume/mix of 1.3%, the impact of exchange of 0.6%, and increased price of 0.5% in the United States.

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
			Percent
			Change
			vs. Prior
	2007	2006	Year
U.S.—
Specialty Injectable Pharmaceuticals	$619,761	$590,915	4.9%
Medication Delivery Systems	660,049	626,498	5.4%
Injectable Pharmaceutical Contract Manufacturing	111,632	139,879	(20.2)%
Sales to Abbott Laboratories	55,791	70,860	(21.3)%
Mayne Pharma	75,862	—	nm
Other	213,029	211,749	0.6%

Total U.S.	1,736,124	1,639,901	5.9%

International—
Sales to Third Parties	334,470	290,232	15.2%
Sales to Abbott Laboratories	37,882	51,902	(27.0)%
Mayne Pharma	381,697	—	nm

Total International	754,049	342,134	120.4%

Net Sales	$2,490,173	$1,982,035	25.6%

Net Sales in Specialty Injectable Pharmaceuticals increased, driven by favorable pricing and higher sales in the base product portfolio, as well as contributions from new product launches in 2007 and 2006, including ampicillin sulbactam, ondansetron and propofol.

Net Sales in Medication Delivery Systems increased, driven by growth in both infusion therapy and medication management systems sales. Growth in infusion therapy products sales was largely due to increased volume from new and existing customer contracts. Medication management systems sales increased due to higher placements of devices and increased revenue from related services.

Net Sales in Injectable Pharmaceutical Contract Manufacturing were down due to expected lower demand from existing customers for certain products, including several products that now have generic competition.

The decrease in U.S. Net Sales to Abbott was primarily due to expected decreased volume to Abbott for several of its products, partially offset by increased price.

The Other product line includes sales of Hospira’s products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The growth in sales to alternate site healthcare customers more than offset a decline in sales of critical care devices, and the planned exit of certain products manufactured in Ashland, Ohio and other adjustments. Sales to alternate site healthcare customers increased due to higher overall sales of specialty injectable pharmaceuticals and medication delivery systems, partially offset by decreased sales of deferoxamine.

International Net Sales to Third Parties were higher in all regions primarily related to increased sales of specialty injectable pharmaceuticals and medication management systems, favorable exchange, and increased contract manufacturing sales.

Gross Profit

Gross profit increased $146.4 million, or 21.3%, for the nine months ended September 30, 2007, compared with the same period in 2006. Of this increase, $124.4 million, or 18.1%, is related to the addition of Mayne Pharma.

Gross profit margin decreased by (1.3)% to 33.5% for the nine months ended September 30, 2007, from 34.8% for the nine months ended September 30, 2006. Of this decrease, (1.5)% is related to the addition of Mayne Pharma, which includes the inventory step-up charge resulting from purchase accounting of (2.4)% and amortization of the acquired intangible assets of (1.5)%. The remaining change of 0.2% not related to the addition of Mayne Pharma is primarily the result of volume/product mix improvement of 0.7%, lower costs associated with the planned manufacturing plant closures of 0.4% and favorable price in the U.S. of 0.3% partially offset by inflation and other manufacturing costs of (1.1)% and incremental freight and distribution costs of (0.1)%.

Research and Development

R&D expenses increased $41.0 million, or 38.4%, for the nine months ended September 30, 2007, compared with the same period in 2006. Of this increase, 30.2% is related to the addition of Mayne Pharma. The remainder of the increase was primarily related to higher spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and clinical trials on Hospira’s branded sedative, Precedex®, partially offset by lower spending in 2007 on medication delivery infusion systems projects as a result of new product launches in 2006. R&D expenses increased to 5.9% of net sales for the nine months ended September 30, 2007, compared with 5.4% of net sales for the same period in 2006.

Acquired In-Process Research and Development

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma. As part of the purchase price allocation, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma’s pipeline products.

Selling, General and Administrative

SG&A expenses increased $98.0 million, or 31.0%, for the nine months ended September 30, 2007, compared with the same period in 2006. Of this increase, 24.0% is related to the addition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma and partially offset by reduced costs due to the completion in 2006 of the implementation of Hospira’s new independent infrastructure as a result of the spin-off. SG&A expenses increased to 16.6% of net sales for the nine months ended September 30, 2007, compared with 16.0% of net sales for the same period in 2006.

Interest Expense and Other (Income), Net

Interest expense was $102.5 million for the nine months ended September 30, 2007, compared to $23.0 million in the same period in 2006. The increase was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. Other (income), net was $(12.0) million for the nine months ended September 30, 2007 compared to $(12.4) million for the nine months ended September 30, 2006. The change was primarily related to $5.7 million of foreign exchange losses realized in 2007 due to the Mayne Pharma acquisition and $1.0 million of lower interest income, partially offset by $3.7 million of foreign exchange gains realized in 2007 and net gains on investments of $2.9 million.

Income Tax Expense

The effective tax rate was 38.1% for the nine months ended September 30, 2007, compared to 25.5% for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 included the impact of a significant unusual item, the expensing of non-deductible acquired in-process research and development. Excluding the effect of this item, the 2007 effective tax rate was 20.5%. The decrease in the effective tax rate in 2007 compared to 2006, excluding the significant unusual item, was due primarily to increased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition, including intangible amortization expense, purchase accounting charges, and interest expense. The effective tax rates, excluding the impact of significant unusual items, are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at September 30, 2007 compared with December 31, 2006

Net Cash provided by Operating Activities continues to be Hospira’s primary source of funds to finance operating needs and capital expenditures. Other capital resources include cash on hand, borrowing availability under Hospira’s $375.0 million revolving credit facility and access to capital markets. Beginning on February 2, 2007, Hospira’s operating cash flows include operating cash flows generated by Mayne Pharma. During the two-year period after the closing, Hospira expects to incur approximately $95 million to $110 million of cash expenditures relating to the integration of Mayne Pharma, which will reduce operating cash flows. In addition, as a result of the debt incurred during the first quarter of 2007 to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations (including interest expense and mandatory principal payments on the term loan described below) on an ongoing basis compared to past periods. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and Mayne Pharma integration expenditures for the foreseeable future.

Summary of Cash Flows

Operating activities provided net cash of $354.5 million driven by net income of $60.7 million. Non-cash depreciation, non-cash amortization charges, the write-off of acquired in-process research and development, and non-cash stock-based compensation expense totaled $289.7 million. Changes in operating assets and liabilities and Other, net of $4.1 million consist primarily of lower inventory as a result of the impact of the step-up value of acquired Mayne Pharma inventory subsequently sold, partially offset by payments made on acquired Mayne Pharma current liabilities, including merger advisory fees, and higher trade receivables due to increased sales, including Mayne Pharma.

Net Cash Used in Investing Activities of $2,133.2 million includes the acquisition of Mayne Pharma for $1,961.3 million, net of cash acquired and capital expenditures of $128.7 million. In connection with the acquisition of Mayne Pharma, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. During the nine months ended September 30, 2007, Hospira paid $55.7 million for the settlements relating to these contracts. These decreases were partially offset by proceeds from dispositions of certain product rights for $13.8 million.

Net Cash From Financing Activities of $1,677.1 million consists primarily of Hospira incurring $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. During the nine months ended September 30, 2007, Hospira prepaid $240.8 million in principal amount of the term loan, in addition to the scheduled $34.2 million in principal. In addition, financing activities includes proceeds from employee stock option exercises and related tax benefits of $41.3 million.

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

Under the three-year term loan facility, before giving effect to any prepayments (which reduce the repayment amounts on a pro rata basis), Hospira must repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. During the nine months ended September 30, 2007, Hospira prepaid $240.8 million in principal amount of the term loan, in addition to the rescheduled $34.2 million in principal. The $34.2 million of payments in principal reflect a reduction in original mandatory payments due to prepayments made in 2007. As a result of the prepayments made in 2007, the amount due within one year is $79.0 million, and is recorded as short-term borrowings. Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. Based on Hospira’s ratings of BBB (stable outlook) from Standard & Poor’s and Baa3 (negative outlook) from Moody’s, the margin is currently 0.60%. Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

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

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”), which it entered into on December 16, 2005, and amended on January 15, 2007. The Revolver was amended to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. This Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. The amount of available borrowings under the Revolver may be increased to a maximum of $500 million, and the term may be increased for up to two additional years, under certain circumstances. As of September 30, 2007, Hospira had no amounts outstanding under the Revolver.

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

Change of Control. The notes issued on March 23, 2007 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody’s and Standard & Poor’s at or within a specified time after the time of announcement of the change of control transaction. A change of control, as described above, would constitute an event of cross default under the term loan agreement and Hospira’s revolving credit agreement.

Financial Covenants. Hospira’s term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira’s debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira’s transition from Abbott, expenses relating to Hospira’s manufacturing optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the twelve months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira’s earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense (interest expense and net capitalized interest), in each case for the twelve months ended on the last day of each quarter. As of the end of each calendar quarter during 2007, the ratios will be calculated on a pro forma basis assuming the acquisition of Mayne Pharma and the related financing transactions had occurred on the first day of the period.

The maximum leverage ratio is 3.50 as of September 30, 2007 and 3.25 as of the end of all quarters thereafter. The minimum coverage ratio is 4.75 as of September 30, 2007 and 5.00 as of the end of all quarters thereafter.

As of September 30, 2007, Hospira was in compliance with all applicable covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes Hospira’s estimated contractual obligations as of September 30, 2007:

(dollars in millions)

	Payment Due by Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
Long-term debt and interest payments	$3,088.8	$47.2	$775.5	$556.4	$1,709.7
Lease obligations	162.7	7.4	48.5	43.5	63.3
Purchase commitments (1)	484.8	401.3	82.3	0.8	0.4
Other long-term liabilities reflected on the consolidated balance sheet (2)	221.9	—	164.6	57.3	—
Total	$3,958.2	$455.9	$1,070.9	$658.0	$1,773.4

(1)        Purchase commitments consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Contractual capital commitments are also included here, but these commitments represent only a portion of expected capital spending. Hospira has committed to make potential future “milestone” payments to third-parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above.

(2)        Includes liability of $123.9 million relating to unrecognized tax benefits, penalties and interest: excludes $152.6 million of other long-term liabilities related primarily to post-retirement benefit obligations.

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

On March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due 2010 that bear interest at a three-month LIBOR plus 48 basis points. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.8 million. On February 1, 2007, Hospira incurred a $500.0 million, three-year term loan facility bearing interest at LIBOR plus a margin that is determined based on Hospira’s senior unsecured debt ratings from Standard & Poor’s and Moody’s. As of September 30, 2007 the outstanding balance on the term loan was $224.6 million. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $2.3 million. Refer to the Liquidity and Capital Resources section above, as well as Note 11 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q, for further information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-July 31, 2007	6,720	$40.06	—	$100,233,606
August 1-August 31, 2007	26,608	$37.93	—	$100,233,606
September 1-September 30, 2007	31,070	$39.07	—	$100,233,606
Total	64,398	$38.70	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of September 30, 2007, Hospira had purchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006.

Item 6. Exhibits

A list of exhibits filed herewith or incorporated by reference herein immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.
By	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: November 8, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Hospira Corporate Officer Severance Plan.

10.2	Hospira, Inc. Non-Employee Directors’ Fee Plan.

12.1	Statement regarding Computation of Ratios.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.