Form 10-K
period 2007-12-31
HOSPIRA INC
filed 2008-02-28
CIK 1274057

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31946

HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0504497 (IRS Employer Identification No.)
275 North Field Drive Lake Forest, Illinois 60045 (Address of principal executive offices, including zip code)
(224) 212-2000 (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which each class is registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: Common Stock:    None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,128 million.

        Registrant had 158,690,183 shares of common stock outstanding as of January 31, 2008.

INCORPORATION OF DOCUMENTS BY REFERENCE

        Certain sections of the registrant's Proxy Statement to be filed in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

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

PART I

Item 1. Business

Overview

        Hospira, Inc. ("Hospira") is a global specialty pharmaceutical and medication delivery company that is focused on products that improve the safety, cost and productivity of patient care. Hospira is a leader in the development, manufacture and marketing of specialty injectable pharmaceuticals and medication delivery systems that deliver drugs and intravenous ("I.V.") fluids. Hospira is also a leading provider of contract manufacturing services to proprietary pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

        In 2007, Hospira's net sales were $3,436.2 million, on which it earned net income of $136.8 million. The United States is the largest market for Hospira's products and accounted for approximately 69% of 2007 sales. Sales outside the United States accounted for the remaining 31% of sales.

        Hospira currently has two reportable segments, U.S. and International, through which its products are sold. For financial information relating to Hospira's segments and the geographic areas, see Note 11 to the financial statements included in Item 8 of this document. As each reportable segment produces and sells similar products and services, unless the context requires otherwise, the disclosure in Items 1 and 1A relates to both reportable segments.

General Development of Business

        Hospira was incorporated in Delaware on September 16, 2003, as a wholly owned subsidiary of Abbott Laboratories ("Abbott"). Hospira's business first began operation as part of Abbott in the 1930s. As part of a plan to spin off its core hospital products business, Abbott transferred the assets and liabilities relating to Hospira's business to Hospira and, on April 30, 2004, distributed Hospira's common stock to Abbott's shareholders. On that date, Hospira began operating as an independent company, and on May 3, 2004, Hospira's common stock began trading on the New York Stock

Exchange under the symbol "HSP." The transfer of assets and liabilities to Hospira, and distribution of Hospira common stock as described above, are sometimes referred to in this document as the "spin-off," and April 30, 2004 is sometimes referred to as the "spin-off date." As Hospira's business was conducted by Abbott before the spin-off, references in this annual report to Hospira's historical assets, liabilities, products, businesses or activities before the spin-off date are generally intended to refer to the historical assets, liabilities, products, businesses or activities of Hospira's business as it was conducted as a part of Abbott.

        Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira's business outside the United States was transferred from Abbott over the two-year period after the spin-off. These transfers were completed during 2006.

        On September 20, 2006, Hospira entered into an agreement to acquire Mayne Pharma Limited ("Mayne Pharma"), an Australia-based specialty injectable pharmaceutical company listed on the Australian Stock Exchange, for approximately $2,055.0 million in cash. The acquisition was completed on February 2, 2007. Hospira financed the acquisition through approximately $130.0 million of cash on hand and $1,925.0 million of borrowings under new credit facilities. Hospira's financial statements included in this report do not include the financial results of Mayne Pharma for any of the periods or at any of the dates presented prior to February 2, 2007. Unless the context shall require otherwise, this Item 1 describes Hospira's business conducted through December 31, 2007, including the Mayne Pharma acquisition. Prior to the acquisition, Mayne Pharma was an international specialty injectable pharmaceutical company, and had a portfolio of generic injectable products, including anti-cancer agents, anti-infectives and other agents for pain management and other therapeutic areas. Mayne Pharma also provided contract manufacturing services, and produced and sold oral pharmaceutical products. Mayne Pharma had operations in three regions: Europe, Middle East and Africa, Asia Pacific and the Americas. Mayne Pharma had AUD$788.9 million of revenues during its fiscal year ended June 30, 2006, as reported under Australian International Financial Reporting Standards. Reference to AUD$ in this report are to Australian Dollars. Since completing the acquisition, Hospira has been integrating Mayne Pharma into its operations. By December 31, 2007, such integration was completed in the United States, Canada, Belgium, Portugal, the Netherlands, Italy, Hong Kong, the Philippines, Singapore and Malaysia. The remaining integration work is scheduled to be completed by the end of 2008 in all remaining countries in which Mayne had a direct presence. Hospira expects to incur approximately $95 million to $110 million of cash expenditures for integration for the two-year period after the closing, of which $60 million to $75 million will be recorded as expense, the remainder relating to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing.

Products

        Hospira offers the following types of products and services:

Type	Description
Specialty Injectable Pharmaceuticals	•	Approximately 190 injectable generic drugs in more than 900 dosages and formulations
	•	Precedex® (dexmedetomidine HCl), a proprietary drug for sedation
Medication Delivery Systems	•	Medication management systems that include electronic pumps and sets for I.V. drug delivery, and patient-controlled analgesia devices for pain management
	•	Hospira MedNet® safety software system and related services
	•	I.V. solutions, nutritional products and gravity administration sets
Injectable Pharmaceutical Contract Manufacturing	•	Formulation development, filling and finishing of injectable pharmaceuticals on a contract basis for proprietary pharmaceutical and biotechnology companies
Other Products	•	Hemodynamic monitoring systems used in the intensive care setting, critical care units to measure cardiac output and blood flow, and brain-function monitoring devices

Specialty Injectable Pharmaceuticals

        Hospira's specialty injectable pharmaceutical products primarily consist of generic injectable pharmaceuticals, which provide customers with a lower-cost alternative to branded products that are no longer patent protected. As of December 31, 2007, Hospira had approximately 190 generic injectable drugs in more than 900 dosages and formulations. These drugs' therapeutic areas include analgesia, anesthesia, anti-infective, cardiovascular and oncology. All of Hospira's generic injectable pharmaceuticals in the U.S. include unit-of-use bar-code labels that can be used to support safer medication delivery. Hospira primarily procures the active pharmaceutical ingredients in these products from third-party suppliers. During 2007, Hospira launched several new generic injectable pharmaceutical products, including fosphenytoin in the U.S. and ciprofloxacin in select European countries.

        Hospira believes that novel drug delivery formulations and formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers' efforts to enhance safety, increase productivity and reduce waste. Hospira's drug delivery formats include standard offerings in ampoules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include Carpuject® and iSecure™ prefilled syringes, Ansyr® prefilled needleless emergency syringe systems, First Choice® ready-to-use premixed formulations and the ADD-Vantage® system for preparing drug solutions from prepackaged drug powders or concentrates.

        Hospira's specialty injectable pharmaceutical product portfolio also includes Precedex® (dexmedetomidine HCl), a proprietary sedative that is used in the intensive care setting. Precedex® is a registered trademark of Orion Corporation and is licensed to Hospira by Orion.

Medication Delivery Systems

        The segments of the medication delivery systems market that Hospira serves are (1) medication management systems, which include electronic drug delivery pumps, safety software, administration sets and accessories, and related services; and (2) infusion therapy solutions and products that are used to deliver I.V. fluids and medications to patients.

        Medication Management Systems.    Medication management systems include electronic drug delivery pumps, safety software and administration sets that are used to deliver I.V. fluids and medications. Hospira also offers services relating to these products. Worldwide, Hospira estimates that more than 400,000 of its electronic drug delivery pumps were in use as of December 31, 2007.

        Hospira's electronic delivery pumps include its next-generation patient-controlled analgesia device, the LifeCare PCA®; its next-generation general infusion system, Symbiq® with built-in Hospira MedNet® safety software, the Plum A+® general infusion pump; the Plum A+®3 (triple-channel) infusion system; the GemStar® ambulatory infusion pump; and the OmniFlow® 4000 Plus multi-channel pump. Hospira also offers disposable administration sets designed to fit the specific drug delivery pumps. Consulting services, software maintenance agreements and other service offerings are also commercially available.

        Hospira believes that electronic drug delivery pumps with enhanced systems capabilities have become a key contributor in efforts to improve medication management programs and decrease the incidence of medication errors. Some of Hospira's pumps use bar coding to read drug labels that are compatible with other Hospira products, reducing the opportunity for drug infusion errors. Hospira offers the Hospira MedNet® safety software system, which has been designed to enable hospitals to customize intravenous drug dosage limits and track drug delivery to prevent medication errors. Through its drug library and programmable drug dosage limits, the system can help ensure that medication is infused within hospital-defined dose guidelines and best practices. The wireless network version of the Hospira MedNet® system establishes real-time send-and-receive capability and can interface with select hospital and pharmacy information systems. Hospira continues to work with hospital information technology companies to integrate the Hospira MedNet® system with other systems.

        The Hospira MedNet® system is available in the Symbiq® infusion system, and also for the Plum A+® infusion pump, the Plum A+®3 (triple- channel) infusion system and the LifeCare PCA® patient-controlled analgesia device, which together represent the majority of Hospira's line of electronic drug delivery pumps. Hospira believes that the Hospira MedNet® system had penetrated approximately 51% of the compatible Plum A+® and patient-controlled analgesia installed base in the U.S. by December 31, 2007.

        Infusion Therapy Solutions and Supplies.    Hospira offers infusion therapy solutions and supplies that include I.V. solutions for general use, I.V. nutrition products, and solutions for the washing and cleansing of wounds or surgical sites. All of Hospira's injectable I.V. solutions include unit-of-use bar-code labels that can be used to support medication management efforts. Hospira's line of infusion therapy supplies includes administration sets used in gravity I.V. administration, I.V. catheters and safety devices that are used to facilitate delivery of I.V. fluids and medications without the use of needles. Hospira also offers infusion therapy solutions in its VisIV® next-generation non-PVC, non-DEHP I.V. container, an I.V. bag with advanced safety and environmentally friendly features.

        Hospira offers needlestick safety products and programs to support its customers' needlestick prevention initiatives. LifeShield® CLAVE® and MicroCLAVE® connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles. ICU Medical, Inc.'s ("ICU Medical") CLAVE® connectors are a component of administration sets sold by Hospira to its customers in the United States and select markets outside the United States.

Injectable Pharmaceutical Contract Manufacturing

        Through its One2One® manufacturing services group, Hospira provides contract manufacturing services for formulation development, filling and finishing of injectable drugs worldwide. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira's One2One® manufacturing services group does not generally manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services, including solutions preparation, sterile filling, lyophilization (freeze drying), terminal sterilization and packaging, and has expertise in formulation development, analytical development and regulatory services. Client companies can choose from a variety of delivery systems that include vials, flexible containers, prefilled syringes and proprietary drug delivery systems such as ADD-Vantage®. One2One® serves numerous customers, including some of the largest global proprietary pharmaceutical and biotechnology companies.

Other Products

        Other sales primarily include critical care devices. Hospira provides hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients. Hospira's critical care devices include its Transpac® disposable blood-pressure-sensing devices, Safeset™ Blood Sampling System and various catheter systems.

Customers, Sales and Distribution

        Net sales in the United States accounted for approximately 69% of Hospira's 2007 net sales. Hospira's primary customers in the United States include hospitals, integrated delivery networks and alternate site facilities. A substantial portion of Hospira's products is sold to group purchasing organization ("GPO") member hospitals and through wholesalers and distributors. Sales through the four largest wholesalers that supply products to many end-users accounted for approximately 53% of total net sales during 2007. As end-users have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has pricing agreements for specified products with the major GPOs in the United States, including Amerinet, Inc.; Broadlane; HealthTrust Purchasing Group LP.; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

        Hospira's sales organization includes sales professionals, who sell across its major product lines, as well as product specialists who detail and promote its medication delivery systems, and sales personnel who market and sell Precedex® and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major GPOs.

        In the United States, Hospira's products are primarily distributed through a network of five distribution facilities as well as through external distributors. The U.S. distribution facilities Hospira operates are located in Atlanta, Georgia; Dallas, Texas; King of Prussia, Pennsylvania; Los Angeles, California; and Pleasant Prairie, Wisconsin.

        Sales in markets outside the United States comprised approximately 31% of 2007 net sales. Hospira manages its international operations through two international regional hubs in Royal Leamington Spa, United Kingdom; and Melbourne, Australia. Certain operations for North and South America are managed in Lake Forest, Illinois. Hospira has direct commercial infrastructure in some countries and operates through distributors in others. Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira's business outside the United States was transferred from Abbott over the two-year period after the spin-off. These transfers were completed during 2006.

        Hospira's primary customers in markets outside the United States are hospitals and wholesalers that Hospira serves through its own sales force and its distributors. The majority of Hospira's business outside the United States is conducted through contracting with individual hospitals or through regional or national tenders whereby Hospira submits bids to sell its products.

        Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales.

Product Development

        Hospira's development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management systems. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira primarily engages in programs to bring new products to market that are unique or that enhance the effectiveness, ease of use, productivity, safety and reliability of existing product lines, and that expand the use of Hospira's products in new markets or new applications. Hospira operates significant product development facilities located in Lake Forest, Illinois; McPherson, Kansas; Morgan Hill, California; San Diego, California; Mulgrave, Victoria, Australia; and Adelaide, South Australia, Australia.

        Hospira is actively working to develop and commercialize biosimilar products, which are sometimes referred to as "generic" versions of biopharmaceuticals or biologics. Biosimilar products are large complex molecules derived from cells that are demonstrated to be similar to an approved product. In 2006, Hospira entered into collaboration agreements with STADA Arzneimittel AG and BIOCEUTICALS Arzneimittel AG relating to the development, manufacturing and distribution of a biosimilar version of erythropoietin. Hospira received regulatory approval in December 2007 from the European Commission to launch Retacrit™, its biosimilar version of erythropoietin in the European Union. Hospira subsequently began the launch of Retacrit™ in the European Union during 2008. Therapeutic erythropoietin is used primarily in the treatment of anemia in dialysis and in certain oncology applications. During 2006, Hospira acquired BresaGen Limited, a biotechnology company based in Adelaide, South Australia, Australia. BresaGen provides protein and peptide manufacturing and cell line development capabilities, which Hospira believes are important competencies to support its biosimilar efforts.

        Hospira's key programs in the area of medication management systems include the development of advanced infusion platforms and systems, including its Hospira MedNet® safety software system, and systems that emphasize ease of use for clinicians, including its Symbiq® infusion pump. Hospira has entered into alliances with several leading information technology companies to develop interfaces that enable the Hospira MedNet® system to be used with a variety of hospital information systems and to improve cost efficiencies in patient management. Hospira expects to continue entering into strategic alliances as part of its "open system architecture" strategy for the Hospira MedNet® system.

        Hospira's research and development expenses were $201.2 million in 2007, $161.6 million in 2006 and $138.8 million in 2005. 2007 includes $47.2 million related to the acquisition of Mayne Pharma.

Manufacturing

        As of December 31, 2007, Hospira operated 16 manufacturing facilities globally. Hospira's principal manufacturing facilities are identified in Item 2 of this report.

        Hospira closed its Donegal, Ireland facility in late 2006, closed the Ashland, Ohio facility in late 2007 and expects to close the Montreal, Canada facility by the end of the first half of 2008. Hospira expects to phase out production at the North Chicago, Illinois facility, which is leased from Abbott under a 10-year lease expiring in 2014, on an accelerated time frame with most of the phase-out occurring by early 2010. Production of the primary products at these facilities is moving to other Hospira facilities and/or being outsourced to third-party suppliers. During 2006, Hospira began a $60 million expansion of manufacturing capacity at the McPherson, Kansas facility, in part to accommodate some of the production from the North Chicago, Illinois facility. The expansion neared completion in 2007.

        Hospira's four largest facilities, located in Rocky Mount, North Carolina; Austin, Texas; McPherson, Kansas; and Mulgrave, Victoria, Australia, account for a significant portion of Hospira's manufacturing output. While Hospira has not experienced a significant interruption of manufacturing at those facilities, such an interruption could materially and adversely affect Hospira's ability to manufacture and sell its products.

Raw Materials and Components

        While Hospira produces some raw materials, components and active pharmaceutical ingredients at its manufacturing sites, the majority are sourced on a global basis from third-party suppliers.

        Although many of the raw materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on proprietary components available exclusively from ICU Medical. ICU Medical's CLAVE® and MicroCLAVE® connector products are components of administration sets that represented approximately 12% of Hospira's 2007 sales. Hospira also purchases a significant portion of its critical care products from ICU Medical, pursuant to its long-term manufacturing, commercialization and development agreement with ICU Medical. In addition, Hospira purchases some of its raw materials and components from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

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

Quality Assurance

        Hospira has developed and implemented quality systems and concepts throughout its organization. Hospira is actively involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies. In addition, Hospira's facilities are subject to periodic inspection by the U.S. Food and Drug Administration (the "FDA") and other regulatory authorities. In the past, Hospira's business has received notices alleging violations of applicable regulations and standards, and Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues. These matters have not materially impacted Hospira's ability to market and sell its products.

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

        Hospira's most significant competitors in specialty injectable pharmaceuticals include APP Pharmaceuticals, Inc., Baxter International Inc., Bedford Laboratories (a division of Boehringer Ingelheim), Sandoz and Teva Pharmaceuticals, as well as divisions of several multinational pharmaceutical companies. Local manufacturers of specialty injectable pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira's most significant competitors in medication delivery systems include Baxter, B. Braun Melsungen AG, Cardinal Healthcare Inc., Fresenius Medical Care AG and Terumo Medical Corporation. Baxter, Patheon, Inc. and Catelent Pharma Solutions are significant competitors of Hospira's contract manufacturing business. Edwards Lifesciences Corporation is a significant competitor in critical care monitoring devices.

        Hospira believes that it is one of the leading competitors, in terms of U.S. market share, in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that to further its competitive position it must continue to invest significantly in, and successfully execute, its research and product development activities, optimize its manufacturing efficiency and productivity, increase its international presence and successfully integrate Mayne Pharma's business into its operations. Particularly, within its specialty injectable product line, Hospira seeks to maximize its opportunity to establish a "first-to-market" position for its generic injectable drugs and, within its medication delivery systems product line, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery. These efforts will depend heavily on the success of Hospira's research and development programs.

        Generic penetration rates in Europe vary due to wide variations in the structure of health care systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. Because the European market is fragmented, with different policies and levels of generic penetration in each country, the competition for generic pharmaceuticals differs widely. In general, the United States is a largely homogenous market with a higher level of generic drug usage. In Europe, competitors tend to vary by country and are often smaller in scale than those in the United States, although some consolidation and geographic expansion is now occurring. Teva is the largest company that competes with Hospira in the generic oncology market across Europe. Hospira's other key competitors vary from country to country.

        In Australia, generic penetration is growing primarily due to changes in government support. Laws have been introduced to allow for easier compulsory substitution of generic for branded pharmaceuticals, as a response to pressure to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products. Competitors include the Sandoz division of Novartis, a number of smaller competitors and the innovator companies. In the Asian region, Hospira sells its products primarily to public and private hospitals. Hospira's competition in the Asian region tends to be with the innovator companies rather than local generic competitors. In Japan, the market share of generic pharmaceutical products traditionally has been low because of quality perceptions, product format and other regulatory differences to other markets. The Japanese government is actively pursuing a program to double generic usage within the next five years.

Patents, Trademarks and Other Intellectual Property

        When possible, Hospira seeks patent and trademark protection for its products. Hospira owns, or has licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. However, Hospira does not consider any one or more of these patents, patent applications, trademarks and trademark applications to be material in relation to its business as a whole. Hospira is actively pursuing a strategy of challenging the intellectual property of proprietary pharmaceutical companies in an effort to be the first generic company to the market for certain drug compounds.

Employees

        As of December 31, 2007, Hospira had more than 14,000 employees. Approximately 8,100 employees were in the United States. A significant portion of Hospira's employees outside of the United States are members of works councils or trade unions.

        Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent them.

Governmental Regulation and Other Matters

        Laws and regulations that significantly affect Hospira's business and operations are described below. Hospira believes that it is in material compliance with applicable laws and regulations, including those described below.

Food and Drug Laws

        Most of Hospira's products and facilities are subject to regulation by the FDA and national and supranational regulatory authorities outside the United States, including Health Canada (Health Products and Foods Branch), the European Agency for the Evaluation of Medicinal Products for Human Use and the Therapeutics Goods Agency in Australia. Hospira's marketed drugs and devices are subject to regulation with respect to, among other matters, manufacturing, post-marketing studies in humans, advertising and promotional activities and materials, product labeling, and post-marketing surveillance and reporting of adverse events.

        All aspects of the manufacturing of regulated products are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with relevant good manufacturing practices. Hospira's manufacturing facilities are subject to periodic and for-cause inspections to verify compliance with good manufacturing practices. New manufacturing facilities or the expansion of existing facilities require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with good manufacturing practices, it may take various enforcement actions, including, but not limited to, issuing a warning letter or similar correspondence, mandating a product recall, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. See "Item IA. Risk Factors—Hospira and its suppliers and customers are subject to various governmental regulations and it could be costly to comply with these regulations and to develop compliant products and processes."

        Hospira's sales and marketing activities for regulated products, particularly prescription drugs and certain medical devices, are also highly regulated. Regulatory authorities have the power to mandate the discontinuance of promotional materials, practices and programs if they include information that is beyond the scope of the indications included in the approved or cleared labeling or are not in compliance with specific regulatory requirements.

        Some of Hospira's drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration ("DEA") and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion. Violation of controlled substance statutes and regulations may result in substantial civil and criminal penalties.

        Hospira has begun investing in the development of generic and/or similar versions of currently marketed biologic pharmaceuticals. In November 2005, the European Medicines Agency implemented guidelines directed at the approval pathway for certain generic biologic pharmaceuticals in the European Union. In the United States, there is no specific regulatory pathway for abbreviated approval of the majority of biologic pharmaceuticals. For historical reasons, some biologic pharmaceuticals, such as human insulin and human growth hormones, are approved under the Food Drug and Cosmetic Act (the "FDCA"), while most biologic pharmaceuticals are approved under the Public Health Services Act (the "PHS"). The Drug Price Competition and Patent Term Restoration Act of 1984, which is generally known as the Hatch-Waxman Act, amended the FDCA and established an abbreviated approval pathway for generic versions of referenced drug products approved under FDCA. Although the FDA has been willing to recognize an abbreviated approval pathway for generic versions of biologic pharmaceuticals approved under the FDCA, the FDA has been unwilling to recognize an abbreviated approval pathway for generic versions of biologic pharmaceuticals approved under the PHS. Without a similar "Hatch-Waxman" abbreviated approval pathway in the PHS, it is unlikely the FDA will approve a generic, or off-patent, version of a referenced biologic pharmaceutical without independent clinical studies that support the product's safety and effectiveness.

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

Environmental Laws

        Hospira's manufacturing operations are subject to many requirements under environmental laws. In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws which restrict the emission of pollutants into the air, the discharge of pollutants into bodies of water and the disposal of hazardous substances. Violations of these laws can result in significant civil and criminal penalties, and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions in some situations. Outside the United States, the environmental laws and their enforcement vary, and can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This does not currently have a significant impact on Hospira's products, but such laws are expanding rapidly in Europe. Hospira has management systems in place that are intended to minimize the potential for violation of these laws.

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

Transportation Laws

        Hospira's operations include transporting materials defined as "hazardous" over land, over sea and through the air. All of these activities are regulated under laws administered by the U.S. Department of Transportation and similar agencies outside the United States. They include complex requirements for packing, labeling and recordkeeping, and the failure to comply can result in civil and criminal sanctions.

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

Spin-Off from Abbott

        Hospira became an independent public company pursuant to a spin-off from Abbott on April 30, 2004. At that time, Hospira and Abbott entered into various agreements, including agreements that defined the parties' rights and obligations regarding the spin-off, transitional agreements to support Hospira's business and commercial infrastructure, and lease agreements. The parties also agreed that legal title to certain assets and liabilities used in Hospira's international operations would be transferred to Hospira over the two years after the spin-off. During 2006, Hospira and Abbott completed the transitional agreements and all of the transfers of such international assets and liabilities. Some commercial agreements relating to the supply of products among the parties remain in place through 2008, and the lease of the North Chicago, Illinois manufacturing facility remains in force through 2014.

        Except as otherwise agreed by the parties, Hospira assumed all liabilities of Abbott and its subsidiaries to the extent relating to, arising out of or resulting from any matter occurring or existing prior to the spin-off to the extent such liabilities relate to, arise out of or result from Hospira's business and assets. The liabilities that Hospira assumed include, among other things, liabilities for any claims or legal proceedings related to products that had been part of Hospira's business, but were discontinued prior to the spin-off. However, Hospira did not assume certain liabilities of Abbott or its subsidiaries relating to allegations in pending or future investigations and lawsuits that Hospira's business engaged in improper marketing and pricing practices as described in "Item 3. Legal Proceedings—Marketing and Pricing Cases." In addition, Abbott is liable generally for all pre-spin-off U.S. federal income taxes, foreign taxes and certain state taxes attributable to Hospira's business. Hospira generally is liable for all other taxes attributable to its business.

        Hospira generally assumed all employment-related obligations and liabilities for all U.S. employees who transferred employment to Hospira in connection with the spin-off, including salaries and vacation, except as otherwise agreed by the parties. Abbott generally retained responsibility for all employment-related obligations and liabilities for U.S. non-union employees who terminated their employment or retired prior to the spin-off or who otherwise did not transfer employment to Hospira in connection with the spin-off, except as otherwise provided in the agreement. Abbott retained liabilities for post-retirement medical, dental and life insurance benefits for U.S. non-union employees who were retired at the time of the spin-off and for those U.S. non-union employees who were eligible to retire as of the time of the spin-off (commencing on or after their retirement with Hospira), for other medical and dental claims which were incurred by employees of Hospira's business prior to the spin-off, and for certain deferred compensation and supplemental pension obligations, subject in all cases to the terms of the spin-off and the applicable Abbott plans. Hospira assumed and is liable for the pension and other benefits of Hospira's former union employees at its Ashland, Ohio site. Hospira's obligations with respect to employees outside the United States are governed in accordance with the terms of applicable local plans and local law.

Internet Information

        Copies of Hospira's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of Hospira's Web site (www.hospira.com) as soon as reasonably practicable after Hospira electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

        Hospira's corporate governance guidelines, code of business conduct and the charters of its audit, compensation, governance and public policy and science and technology committees are all available in the Investor Relations section of Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

Item 1A. Risk Factors

        Hospira's business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly; (2) Hospira's past performance to not be indicative of future performance; and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below apply to Hospira's business after giving effect to the Mayne Pharma acquisition and may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also impair its business operations.

Risks Relating to the Mayne Pharma Acquisition and Related Transactions

The integration of Mayne Pharma into Hospira's operations will present significant challenges and substantial costs.

        On February 2, 2007, Hospira completed its acquisition of Mayne Pharma. Hospira faces significant challenges in combining its operations and product lines with Mayne Pharma in a timely and efficient manner. The Mayne Pharma acquisition was the largest in Hospira's history, and successful integration will be important to Hospira's future success. In connection with the integration, Hospira is identifying and eliminating duplicative functions, retaining other key functions and personnel, terminating various contractual arrangements and transitioning its management structure to the new combined company. This integration is complex and time-consuming, diverting management away from day-to-day operations and disrupting ordinary operations. If Hospira does not identify the right functions to be eliminated or retained, it may not realize the expected cost savings and synergies from the acquisition. Hospira may not be able to retain key personnel to efficiently operate the business. Integration of Mayne Pharma will also require Hospira to modify its information technology, operational and financial systems and processes, and cause Mayne Pharma's internal control over financial reporting to comply with the Sarbanes-Oxley Act of 2002. The integration will result in significant additional expenses, currently estimated to be approximately $95 million to $110 million over the two-year period following the acquisition. The substantial majority of such expenses will be incurred in cash. Hospira may incur greater-than-expected costs in connection with the integration if it experiences difficulties or encounters issues not currently known to it. As Hospira and Mayne Pharma offer some similar products in the same markets, Hospira may not be able to retain all historical sales of those products.

        The failure to successfully integrate Mayne Pharma's business into Hospira's business and manage the challenges presented by the integration process may prevent Hospira from achieving the anticipated potential benefits of the acquisition, may lead to significant costs and may harm Hospira's future profitability.

Hospira has incurred significant indebtedness in order to finance the Mayne Pharma acquisition, which may limit its operating flexibility.

        To finance the Mayne Pharma acquisition, Hospira incurred substantial additional borrowings. As a result, as of December 31, 2007, Hospira had approximately $2,242.9 million of debt.

        This significant indebtedness will require Hospira to dedicate a substantial portion of its cash flow from operations to servicing its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, and for general corporate purposes. During 2007, Hospira incurred approximately $134.5 million in interest expense. In 2008, interest expense is expected to be in the range of $110 million to $120 million, assuming Hospira maintains its existing credit ratings. Hospira will also be required to make minimum principal payments under the term loan facility of $44.4 million in 2008 and $55.6 million in 2009. These amounts were reduced as a result of Hospira paying $400.0 million in principal during 2007.

        In addition, this significant indebtedness has:

  •
  increased Hospira's vulnerability to general adverse economic conditions, including increases in interest rates; and

  •
  limited Hospira's flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

        The terms of the loan agreements contain restrictions on Hospira's ability to, among other things:

  •
  incur additional indebtedness;

  •
  create or incur liens;

  •
  sell all or substantially all of its assets; and

  •
  consolidate or merge with another entity.

        Hospira must also maintain a minimum interest coverage ratio and is subject to a maximum leverage ratio throughout the life of the loan facilities. If Hospira does not comply with the covenants and restrictions under the agreements governing its indebtedness, Hospira would be in default under the agreements and, if the lenders do not waive such default, the lenders may accelerate repayment of the amounts borrowed. If the loan repayments are accelerated, Hospira may be unable to repay the amounts due to the lenders or obtain additional or replacement financing on favorable terms or at all, which would have a material adverse effect on Hospira's financial condition.

Hospira's credit rating has been downgraded by Standard and Poor's and future downgrades are possible. A further downgrade will increase Hospira's cost of borrowing.

        As a result of the Mayne Pharma acquisition, Hospira's credit rating was downgraded from BBB+ to BBB by Standard & Poor's. While Moody's maintained Hospira's credit rating at Baa3, which is the lowest investment grade rating, the rating outlook was changed from stable to negative. It is possible that Hospira's credit ratings could be further downgraded and fall below investment grade from both agencies. The credit ratings assigned to Hospira's indebtedness affect its ability to obtain new financing and the cost of financing and credit. The amount of interest payable under Hospira's loan facilities depends on Hospira's credit ratings. If Hospira's credit ratings were to be further downgraded, its borrowing costs would increase, and its access to unsecured debt markets could be limited.

        Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

The Mayne Pharma acquisition, as well as certain other smaller acquisitions, have increased our intangible assets and goodwill balances.

        As a result of Hospira's acquisitions, the balances for intangible assets and goodwill have become significant. These balances can be affected by factors, such as changes in business strategies and the impact of restructurings, disposition transactions, and business combinations. As a result of these factors or other events, Hospira may have to impair these assets or change estimated useful lives; which may have a material adverse effect on Hospira's financial position or results of operations.

Risks Related to Hospira's Business and Industries

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

        Demand for Hospira's products may change in ways Hospira may not anticipate because of evolving customer needs, the introduction by others of new products and technologies, and evolving industry standards. A key component to Hospira's strategy is effective execution of its research and development activities, in part to increase the breadth of Hospira's specialty injectable product portfolio and to develop new and improved medication delivery systems products. Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, in which case its sales and operating results would suffer.

        If Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop generic injectable pharmaceutical product portfolios that are more competitive than Hospira's, and Hospira could find it more difficult to renew or expand GPO pricing agreements or to obtain new agreements. The ability to launch a generic pharmaceutical product at or before generic market formation is important to that product's profitability. Prices for generic products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be "first to market," such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. With increasing competition in the generic product market, the timeliness with which Hospira can market new generic products will increase in importance. If Hospira is unable to bring its generic products to market on a timely basis, and secure "first to market" positions, its sales and profitability could be harmed.

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

Failure to effectively manage efforts under product collaboration agreements may harm Hospira's business and profitability.

        In many cases, Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products. For example, Hospira has entered into collaboration agreements relating to the long-term development and commercialization of biosimilar products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line. Hospira's ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher-than-anticipated costs and/or delays in important activities under the arrangements.

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

        Many existing and potential customers for Hospira's products have combined to form GPOs, and integrated delivery networks ("IDNs") in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

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

        A small number of GPOs influence a majority of sales to Hospira's hospital customers in the U.S. GPOs negotiate pricing agreements with providers of medical products, and these negotiated prices are made available to members of GPOs. If Hospira does not have a pricing agreement with a GPO, it may be more difficult for Hospira to sell its products to the GPO's members.

        Hospira has pricing agreements covering certain products with the major GPOs in the United States, including Amerinet, Inc.; Broadlane Inc.; HealthTrust Purchasing Group L.P.; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. It will be important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory-compliant products. Hospira also needs to maintain a broad product line and be price-competitive. Several GPO contracts are up for renewal or extension each year. If Hospira is unable to renew or extend one or more of those contracts, and cannot replace lost business, Hospira's sales and profitability will decline. There has been consolidation among major GPOs, and further consolidation may occur. The effect of consolidation is uncertain, and consolidation may impair Hospira's ability to contract with GPOs in the future.

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

        The U.S. government and various states in the U.S. are considering or have adopted laws requiring pedigrees for healthcare products that are designed to reduce or prevent counterfeiting. The implementation of a pedigree system may lead to significant costs and may harm future profitability. If Hospira is unable to develop and implement a pedigree system as required by an existing law or any laws which are subsequently enacted, this could disrupt Hospira's business and result in a material adverse effect on Hospira's sales, profitability and financial condition.

        The FDA, along with other regulatory agencies around the world, recently has been experiencing a backlog of generic drug applications, which may delay approvals of new generic drug products. FDA officials have announced plans to propose user fees in connection with applications by generic drug producers like Hospira for approval of new generic drug products. If enacted, user fees would increase Hospira's product development costs.

        Existing regulations may also delay or prevent generic drug producers such as Hospira from offering certain products, such as biosimilar products, in key territories, which could harm Hospira's ability to grow its business. If a clear regulatory pathway for the approval of biosimilar products is not fully developed in the United States and other jurisdictions, Hospira may not be able to generate future sales of such products in those jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products. Delays in receipt of, or failure to obtain, approvals for product candidates could result in delayed realization of product revenues and in substantial additional costs.

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

The manufacture of Hospira's products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing, storing or distributing products, Hospira's business could suffer.

        The manufacture of Hospira's products is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, storage or distribution of Hospira's products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials and environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Problems with respect to the manufacture, storage or distribution of its products could materially disrupt Hospira's business and harm its sales and profitability.

Hospira is experiencing higher costs to produce its products as a result of rising oil and gas prices.

        Hospira uses resins and other petroleum-based materials as raw materials in many of its products. Prices of oil and gas also affect significantly Hospira's costs for freight and utilities. Oil and gas prices are volatile and fluctuated significantly in 2007, and resulted in higher costs to Hospira to produce and distribute its products during certain periods. If costs increase and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials and other components and may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture products on a timely basis and could harm its profitability.

        The manufacture of Hospira's products requires raw materials and other components that must meet stringent FDA and other regulatory requirements. Some of these raw materials and other components are currently available from a limited number of suppliers. For example, the LifeShield® CLAVE® and MicroCLAVE® connector products, which are components of administration sets that represented approximately 12% of Hospira's 2007 sales, rely on proprietary components that are available exclusively from ICU Medical. CLAVE® and MicroCLAVE® are registered trademarks of ICU Medical. In addition, Hospira purchases from single sources certain compounding material, polyvinyl-chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its intravenous and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are necessary.

        In the past, Hospira's business has experienced shortages in some of the raw materials and components of its products. Continuous supply of petroleum-based products is especially risky due to the limited number of capable suppliers, limited production capacity and the effect of natural disasters. If suppliers are unable to deliver sufficient quantities of these materials on a timely basis or if supply is otherwise disrupted, including by suppliers exiting the market, the manufacture and sale of Hospira's products may be disrupted, and its sales and profitability could be adversely affected.

Hospira's cost-reduction activities have resulted in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended cost savings.

        Hospira's strategy, in part, relies on the establishment of a low-cost operating infrastructure. In order to realize potential savings on future manufacturing and other operating costs, since 2005, Hospira has taken various actions to dispose of, or close, certain manufacturing facilities. These actions included the sale of its Salt Lake City, Utah manufacturing facility to ICU Medical and an agreement to purchase critical care products produced there from ICU Medical; the closure of its Donegal, Ireland facility and its Ashland, Ohio manufacturing facility; the planned closure of its Montreal, Canada manufacturing facility; and the planned accelerated production phase-out at its North Chicago, Illinois manufacturing facility, which is leased from Abbott. These actions have resulted in, and are expected to continue to result in, significant charges to Hospira's results of operations and cash expenditures. Future cost reduction activities, if taken, may result in additional charges and cash expenditures, which may be material.

        Hospira expects to relocate some of the production at the affected facilities to other Hospira facilities. Relocation of production to other facilities is a complex process requiring, among other things, re-registration of products with regulatory authorities and modification of the other facilities to accommodate the production. If Hospira does not successfully manage such relocation, its manufacturing operations and business could be disrupted and it may incur more costs than anticipated in connection with these activities. Manufacturing at other Hospira facilities, or outsourcing manufacturing to third parties, may not result in the cost savings that Hospira expects. If Hospira does not realize expected savings from its cost-reduction efforts, its profitability may be harmed.

        Hospira is seeking third party contract manufacturing to support development of the API for its early stage biosimilar projects. If Hospira is not successful in securing contract manufacturing services,

Hospira will need to incur significant costs to construct its own manufacturing facilities. In any event, from a longer term perspective, Hospira believes that it may be necessary to become fundamental in biosimilar API manufacturing to be competitive in this product market.

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

Hospira relies on the performance of its information technology systems, the failure of which could have an adverse effect on Hospira's business and performance.

        Hospira operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, power loss, system malfunction and other such events, which are beyond Hospira's control. Systems interruptions could reduce Hospira's ability to manufacture its products, and could have a material adverse effect on Hospira's operations and financial performance. Integration of Hospira's systems with Mayne Pharma's systems may increase the chance of systems interruptions. The level of Hospira's protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective.

Hospira may continue to acquire other businesses, license rights to technologies or products from third parties, or form alliances, which may not be successful.

        As part of Hospira's business strategy, it may continue to pursue acquisitions of complementary businesses and technology licensing arrangements. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis or at all, and may not realize the expected benefits of any acquisition, license arrangement or strategic alliance. Other companies, including those with substantially greater financial and sales and marketing resources, may compete with Hospira for these strategic opportunities. Further, if Hospira is successful in securing such opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. In addition, Hospira may enter markets in which it has no or limited prior experience.

Hospira conducts sales activity outside of the United States and is subject to additional business risks that may cause its sales and profitability to decline.

        Because Hospira's products are sold outside the United States, its business is subject to risks associated with doing business internationally. With the acquisition of Mayne Pharma, which derived a substantial majority of its revenues outside the United States, a significantly higher percentage of sales in 2007 were generated outside the United States, and should continue in future years. Hospira may continue to pursue growth opportunities in sales of products outside the United States, which could expose Hospira to greater risks. The risks associated with Hospira's operations outside the United States include:

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

  •
  differing labor regulations or work stoppages or strikes at our union facilities;

  •
  complying with U.S. regulations that apply to international operations, including trade laws, the Foreign Corrupt Practices Act and anti-boycott laws;

  •
  potentially negative consequences from changes in tax laws;

  •
  political and economic instability; and

  •
  diminished protection of intellectual property in some countries outside of the United States.

        Hospira operates in many countries outside the United States through distributors. Its success will depend on the efforts and performance of such distributors, which is beyond Hospira's control. These risks could have a material adverse effect on Hospira's ability to distribute and sell its products in markets outside the United States and on Hospira's profitability.

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

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare- and Medicaid-reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Since the spin-off, Hospira has been named as a defendant in some of these suits, as further described in "Item 3. Legal Proceedings—Marketing and Pricing Cases." Hospira's products are involved in these investigations and lawsuits. There may be additional investigations or lawsuits, or additional claims in existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira may be named as a subject or defendant in more of these investigations or lawsuits. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products. Hospira has not established any reserves related to these matters, and Hospira does not currently believe insurance coverage will be available for any resulting losses.

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

Income taxes can have an unpredictable effect on Hospira's results of operations and result in greater-than-anticipated liabilities.

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

        Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, positions taken by Hospira are likely to be challenged based on the applicable tax authority's determination of the positions. Although Hospira believes its tax provisions and related liability balances are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

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

        Hospira seeks to launch generic pharmaceutical products either where patent protection of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. To achieve a "first-to-market" position for generic pharmaceutical products, Hospira may take action, such as litigation, to seek to assert that its products do not infringe patents of existing products or that those patents are invalid or unenforceable. These actions may result in increased litigation, which could be costly and time consuming, and which may not be successful. Hospira and Mayne Pharma have made abbreviated new drug applications and certifications (known as "paragraph IV certifications" in the U.S.) that the relevant patents for existing products would not be infringed by a Hospira product, or were invalid or unenforceable, in the United States and equivalent filings in Canada. Claims filed by innovators challenging these paragraph IV certifications may delay or prevent the launch of the relevant products and result in additional costs.

        Third parties may claim that Hospira's products are infringing their intellectual property rights. Claims of intellectual property infringement could be costly and time-consuming and might require Hospira to enter into costly royalty or license agreements, if Hospira is able to obtain royalty or license agreements on acceptable terms or at all. Hospira also may be subject to significant damages or an injunction preventing it from manufacturing, selling or using some of its products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on Hospira's profitability and financial condition.

Hospira has outstanding stock options, which may dilute the ownership of its existing shareholders.

        As of December 31, 2007, Hospira had approximately 13.1 million outstanding stock options and the ability to award approximately 7.7 million additional share-based awards under its equity compensation plan. As of December 31, 2007, Hospira's outstanding option awards had a weighted average exercise price of $34.84, which was below the market price of Hospira's stock at that time. Exercises of stock options at a price below the market price of Hospira's stock will dilute the ownership interest of existing shareholders.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        The locations and uses of Hospira's principal manufacturing, administrative, and research and development ("R&D") properties as of December 31, 2007 are as follows:

Location	Use	Owned/Leased
Adelaide, South Australia, Australia	R&D	Owned
Austin, Texas	Manufacturing	Owned
Buffalo, New York	Manufacturing	Owned
Boulder, Colorado	R&D/Manufacturing	Leased
Clayton, North Carolina	R&D/Manufacturing	Owned
Finisklin, Sligo, Ireland	Manufacturing	Leased
La Aurora, Costa Rica	Manufacturing	Owned
Lake Forest, Illinois*	Corporate Headquarters/R&D	Owned/Leased
Liscate, Italy	Manufacturing	Owned
McPherson, Kansas	Manufacturing	Owned
Montreal, Quebec, Canada	Manufacturing	Leased
Morgan Hill, California	R&D/Manufacturing	Owned
Mulgrave, Victoria, Australia	R&D/Manufacturing	Owned
North Chicago, Illinois	Manufacturing	Leased
Rocky Mount, North Carolina	Manufacturing	Owned
Salisbury, South Australia, Australia	R&D/Manufacturing	Owned
San Cristobal, Dominican Republic	Manufacturing	Owned
San Diego, California	R&D	Leased
Wasserburg, Germany	Manufacturing	Owned

*
The Lake Forest facilities consist of four buildings, three of which are owned and one of which is leased, and expires in 2016.

        The Boulder, Colorado lease expires in 2011; Finisklin, Sligo, Ireland lease expires in 2013; the Montreal, Canada lease expires in 2008; the North Chicago, Illinois lease between Abbott and Hospira expires in 2014; and the San Diego, California lease expires in 2014.

        Hospira closed its Donegal, Ireland facility in late 2006 and closed its Ashland, Ohio facility late in 2007. Hospira expects to close the Montreal facility by the end of the first half of 2008. Hospira expects to phase out production at the North Chicago, Illinois facility on an accelerated time frame, with most of the phase-out occurring by early 2010. Production of the primary products at these facilities is expected to move to other Hospira facilities and/or be outsourced to third-party suppliers. In 2006, Hospira began a $60 million expansion of manufacturing capacity at the McPherson, Kansas facility, in part to accommodate some of the production from the North Chicago, Illinois facility. The expansion neared completion in 2007.

        Hospira believes that its facilities and equipment are in good operating condition and are well maintained. Hospira believes that it has adequate capacity to meet its current business needs.

        As a result of the acquisition of Mayne Pharma, Hospira has a joint venture with Cadila Healthcare Limited, an Indian pharmaceutical company, which is in the process of qualifying a manufacturing facility in India to produce injectable cytotoxic drugs.

Item 3. Legal Proceedings

        Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira's business.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to AWP. These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Abbott Laboratories and Hospira, Inc, Case No. GV-04-001286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira denies all material allegations asserted against it in these two lawsuits. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories interfered with employee benefits in violation of the Employee Retirement Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Hospira denies all material allegations asserted against it in the complaint.

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

        Hospira's product liability claim exposures are evaluated each reporting period. Hospira's reserves, which are not material, are the best estimate of loss, as defined by Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Hospira's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "HSP." The following table sets forth the high and low closing prices for Hospira's common stock on the NYSE for each period indicated.

	Market Price Per Share
	2007		2006
For the quarter ended:	High	Low	High	Low
March 31	$40.90	$33.85	$47.63	$39.10
June 30	$41.88	$38.32	$45.13	$36.94
September 30	$41.45	$37.61	$43.88	$34.35
December 31	$44.51	$39.40	$38.64	$31.17

        As of December 31, 2007, Hospira had approximately 41,900 shareholders of record. Hospira has not paid dividends on its common stock.

Equity Compensation Plan Information

        The following table gives information, as of December 31, 2007, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004 Long-Term Stock Incentive Plan, which is the only equity compensation plan pursuant to which Hospira's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	13,133,815	$34.84	7,657,395
Equity compensation plans not approved by security holders	—	—	—

Total	13,133,815	$34.84	7,657,395

Issuer Purchases of Equity Securities

        The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2007.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1-October 31, 2007	3,826	$41.34	—	$100,233,606
November 1-November 30, 2007	26,380	$40.86	—	$100,233,606
December 1-December 31, 2007	42,751	$43.38	—	$100,233,606

Total	72,957	$42.36	—	$100,233,606

(1)
These shares represent the shares deemed surrendered to Hospira to pay the exercise price and to satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)
In February 2006, Hospira's board of directors authorized the repurchase of up to $400.0 million of Hospira's common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2007, Hospira had purchased 7,584,400 shares for $299.8 million in aggregate under the 2006 board authorization, all of which were purchased during 2006.

Performance Graph

        The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P Health Care Index.

Comparison of Cumulative Total Return

        Assumes $100 was invested on May 3, 2004 (the first date Hospira common stock was traded on the NYSE) in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2004, 2005, 2006 and 2007, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

Item 6. Selected Financial Data

        The following table sets forth Hospira's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2007, 2006, 2005, 2004 and 2003.

        For all periods prior to April 30, 2004, the date of Hospira's spin-off from Abbott, Hospira operated as a part of Abbott. Hospira's consolidated financial statements for the year ended December 31, 2004, reflect Hospira's operations as a separate, stand-alone entity subsequent to the spin-off combined with the historical operations of Hospira when it operated as part of Abbott prior to the spin-off. The historical financial information presented is not indicative of the results of operations or financial position that would have been obtained if Hospira had been an independent company during all periods shown or of future performance as an independent company.

        The selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in Item 8.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
(in thousands, except per share amounts)
Statements of Income Data:
Net sales	$3,436,238	$2,688,505	$2,626,696	$2,645,036	$2,623,737
Gross profit	1,173,923	939,243	849,056	786,601	701,051
Income from operations(1)	302,626	339,584	336,615	427,650	360,375
Income before income taxes	187,786	324,697	322,075	411,520	359,121

Net income	$136,758	$237,679	$235,638	$301,552	$260,363

Earnings per common share:
Basic	$0.87	$1.51	$1.48	$1.93	$1.67

Diluted	$0.85	$1.48	$1.46	$1.92	$1.67

Weighted average common shares outstanding (in thousands):
Basic(2)	156,919	157,368	159,275	156,187	156,043

Diluted(2)	160,164	160,424	161,634	157,160	156,043

(1)
Includes acquired in-process research and development charge of $88.0 million and $10.0 million in 2007 and 2006, respectively, and post-retirement medical and dental curtailment benefit expense of $64.6 million in 2004.

(2)
For periods prior to April 30, 2004, basic and diluted earnings per share are computed using the number of shares of Hospira common stock outstanding on April 30, 2004, the date on which the Hospira common stock was distributed to the shareholders of Abbott in connection with the spin-off.

	December 31,
	2007	2006	2005	2004	2003
(in thousands)
Balance Sheet Data:
Total assets	$5,084,666	$2,847,587	$2,789,182	$2,342,790	$2,250,163
Long-term debt	$2,184,385	$702,044	$695,285	$698,841	$—

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Hospira is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the safety, cost and productivity of patient care. Hospira's portfolio includes one of the industry's broadest lines of generic acute-care and oncology injectables, which help address the high cost of proprietary pharmaceuticals; and integrated solutions for medication management and infusion therapy. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities. In February 2007, Hospira acquired Mayne Pharma to increase its global presence in specialty generic injectable pharmaceuticals.

Transition from Abbott

        Hospira became a separate public company pursuant to a spin-off from Abbott on April 30, 2004 (the "spin-off date"). In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira's international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was dependent on Abbott's international infrastructure until such legal transfers occurred in each international country. These transfers were completed in 2006.

        Hospira and Abbott entered into various manufacture and supply agreements prior to the spin-off under which Hospira supplies certain products to Abbott that it manufactured prior to the spin-off. These agreements had an initial two-year term (originally scheduled to expire in April 2006), subject to being extended by Abbott for an additional two-year term under substantially similar contractual provisions. Some of these agreements terminated in 2006, resulting in lower sales to Abbott during 2006 and 2007.

Cost-Reduction Activities

        As part of its strategy to improve margins and cash flows, beginning in 2005, Hospira has taken a number of actions to reduce operating costs and optimize its manufacturing capabilities and capacity.

        In May 2005, to reduce its costs to produce critical care products, Hospira completed a strategic manufacturing, commercialization and development agreement with ICU Medical and sold its Salt Lake City, Utah manufacturing facility and related equipment and inventory to ICU Medical. In connection with these transactions, during 2005, Hospira recorded an impairment charge of $2.4 million and a loss of $13.4 million, which was Hospira's best estimate of the cost of certain obligations that Hospira was required to reimburse to ICU Medical over the 24-month period after closing. Both the impairment and the loss related to obligations assumed were recorded in cost of products sold. During 2007 and 2006, Hospira reduced its liability by $1.6 million and $6.8 million, respectively, due to a change in ICU Medical's strategy for the manufacturing facility that reduced Hospira's related obligation.

        In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland and closed the facility late in 2006. Products produced at the Donegal plant have been moved to Hospira facilities primarily in Costa Rica and the Dominican Republic. At the time of the announcement, Hospira expected to incur $30 million to $40 million of pre-tax charges relating to the plant closure. During 2005, 2006 and 2007, Hospira incurred $8.5 million, $21.9 million and $0.7 million of these charges, respectively, which are reported in cost of products sold. The costs consist primarily of severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the building and certain equipment, and other exit costs. For further details regarding the financial impact of this plant closure, see Note 4 to the consolidated financial statements included in Item 8.

        In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio and Montreal, Canada over the subsequent 18 to 28 months, respectively, and also provided a timeline for phasing out production at a facility in Abbott's North Chicago, Illinois campus, where it has leased space from its former parent company since the spin-off in April 2004. Hospira intends to transition out of this facility in advance of the lease's expiration in 2014, with a majority of the product transfers occurring over the four years following the announcement. Hospira will transfer production of the primary products from these facilities to other Hospira facilities and will outsource certain product components to third-party suppliers. As of December 31, 2007, the Ashland, Ohio manufacturing plant was closed and Hospira expects to close the Montreal, Canada manufacturing plant by the end of the first half of 2008. The aggregate charges that Hospira will incur related to the plant closings are expected to be in the range of approximately $95 million to $110 million on a pre-tax basis, of which approximately $45 million to $55 million are expected to be reported as restructuring charges. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs. The remaining charges relate to the relocation of production. During 2007 and 2006, Hospira incurred $13.6 million and $21.7 million of restructuring charges, respectively, which are recorded in cost of products sold. For further details regarding the financial impact of these plant closures, see Note 4 to the consolidated financial statements included in Item 8.

        These cost-reduction activities involve risks and uncertainties as relocating or outsourcing production is a complex process. Hospira may incur more charges than estimated and may not realize the expected cost savings on its planned time frame or at all. See "Item 1A. Risk Factors—Risks Relating to Hospira's Business and Industry—Hospira's cost-reduction activities have resulted in significant charges. These activities may disrupt Hospira's business and may not result in the intended cost savings."

Acquisition of Mayne Pharma

        On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055.0 million. As Mayne Pharma has strong market positions in Europe and Australia and a significant commercial infrastructure outside the United States, the acquisition has substantially increased Hospira's international presence. The acquisition has also broadened Hospira's specialty injectable pharmaceuticals product line.

        The results of operations of Mayne Pharma are included in Hospira's results for periods on and after February 2, 2007, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods. For 2007, sales of Mayne Pharma products, which are principally specialty injectable pharmaceutical products, are reported as a separate product line within each of Hospira's reportable segments.

        In connection with the acquisition, Hospira recorded $137.9 million of charges relating to purchase accounting during 2007, including $84.8 million of acquired in-process research and development, all of which was recorded in the first quarter, and $53.1 million of inventory step-up charges, of which $21.4 million was expensed in the first quarter and $31.7 million was expensed in the second quarter. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their useful lives (which have a weighted average life of 10 years). For further details regarding these charges, see Note 2 to the consolidated financial statements included in Item 8.

        In connection with the integration of Mayne Pharma into its operations, Hospira expects to incur approximately $95 million to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million will be recorded as expense and the remainder relates to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing. Approximately $73.3 million of cash expenditures and $43.8 million of such expenses were recorded during 2007. In addition to integration expenses, Hospira recorded other acquisition-related expenses of $6.5 million in 2007. For further details regarding these expenses, see Note 2 to the consolidated financial statements included in Item 8.

        The total purchase price of $2,055.0 million is comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. For further details, see Note 10 to the consolidated financial statements included in Item 8. On an ongoing basis, Hospira will continue to incur significantly greater interest expense than it incurred in prior periods, and will be required to dedicate a substantial portion of its cash flow to servicing its debt. Please refer to "Liquidity and Capital Resources—Debt and Capital" later in this Item 7 for further details.

        The acquisition of Mayne Pharma is subject to various risks and uncertainties, including risks relating to the integration of Mayne Pharma and risks relating to our incurring substantial indebtedness in connection with the acquisition. Please see "Item 1A. Risk Factors—Risks Relating to the Mayne Pharma Acquisition and Related Transactions."

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

        Hospira believes that the ability to grow sales in the specialty injectable pharmaceutical product line will be driven primarily by its ability to launch new generic drug products on a timely basis. Generally, the price and sales volume of a generic drug tend to decline as more competitors enter the market for that particular drug. However, new product launches can offset declines from other portfolio products and generate growth. If a company can be "first to market," such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. Timely, efficient research and development capabilities and expertise in legal and regulatory matters will be required to be successful in executing a "first to market" strategy. Over the longer term,

Hospira views biosimilar products as an important opportunity. In 2006, Hospira invested in biosimilar product development through its collaboration with STADA, under which it made a $21.7 million upfront payment, and its $17.1 million acquisition of BresaGen Limited.

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

        Hospira's ability to execute on its product development efforts is subject to various risks and uncertainties described in "Item 1A. Risk Factors," including the ability to timely launch new products and enhancements, the ability to successfully manage collaborative arrangements, actions of competitors and acceptance by customers.

        GPO Contracts.    The ability to maintain GPO contracts is an important factor for Hospira to generate sales. Approximately 43% of Hospira's net sales are made through these contracts. Typically, these contracts cover a portion of Hospira's product lines, specify the prices for Hospira's products, and are effective for three to five years. Generally, the contracts are extended or competitively bid prior to contract expiration. In any year, a portion of the various contracts Hospira has with GPO's expire. While Hospira expects to maintain its business with the GPO's and has been able to maintain its base business under its GPO contracts during the periods covered by this report, if Hospira is unable to renew or renegotiate any significant GPO contracts in the future, its ability to sell products and its profitability may be harmed.

        Share Repurchase.    In February 2006, Hospira's board of directors approved a $400.0 million share repurchase program. As of December 31, 2007, Hospira purchased 7,584,400 shares for $299.8 million in aggregate under the 2006 board authorization, all of which were purchased during 2006. Since Hospira intends to dedicate a substantial portion of its future cash to servicing debt and integrating Mayne Pharma into its operations, Hospira does not expect to repurchase any shares in 2008.

Critical Accounting Policies

        Critical accounting policies are those policies that require management to make the most difficult, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. Hospira believes its most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 1 to the consolidated financial statements included in Item 8.

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

        For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. Lease agreements under which Hospira's warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira's warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. Hospira has contractual arrangements with certain customers whereby it places drug delivery pumps at customer sites, and the customers agree to purchase minimum levels of disposable products (sets) that are used with the pumps. These arrangements generally do not include any upfront fees or payments. The contractual arrangements generally set forth fixed prices for the purchases of the disposable products, where the prices for the disposables do not change over the term of the arrangement, other than, in some cases, for changes in Consumer Price Index provisions. Title for the pumps is retained by Hospira throughout these arrangements, and the related asset is depreciated over its estimated useful life on a straight-line basis. In these placement arrangements, revenue is recognized as the disposable products are delivered, in accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."

        Hospira markets a server-based suite of software applications designed to connect data from a hospital's drug information library to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

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

        When an end customer purchases a Hospira product that is covered by a pricing agreement from a wholesaler, the end customer pays the wholesaler the price determined under the pricing agreement. The wholesaler is then entitled to charge Hospira back for the difference between the price the wholesaler paid Hospira and the contract price paid by the end customer (a "chargeback"). This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Settlement of chargebacks generally occurs between 30 and 40 days after the sale to wholesalers.

        To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales in the U.S. pending chargeback at December 31, 2007 would decrease net sales and income before income taxes by $1.4 million. A one percent increase in wholesale units sold in the U.S. subject to chargebacks at December 31, 2007 would decrease net sales and income before income taxes by $1.8 million.

        Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2007 and 2006, chargebacks of $73.6 million and $42.9 million, respectively, were recorded as a reduction in trade receivables. 2007 includes the addition of Mayne Pharma. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

        Rebates—Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer's purchases. Indirect rebates are rebates paid to "indirect customers" that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Settlement of the rebate generally occurs from one to 15 months after sale.

        In determining provisions for rebates to direct customers, Hospira considers the volume of eligible purchases by these customers and the rebate terms. In determining rebates on sales through wholesalers, Hospira considers the volume of eligible contract purchases, the rebate terms and the estimated level of inventory at the wholesalers that would be subject to a rebate, which is estimated as described above under "Chargebacks." Upon receipt of a chargeback, due to the availability of product and customer specific information, Hospira can then establish a specific provision for fees or rebates based on the specific terms of each agreement. Rebates under governmental programs are based on the estimated volume of products sold subject to these programs. Each period the estimates are reviewed and revised, if necessary, in conjunction with a review of contract volumes within the period. Adjustments related to prior period sales have not been material in any period.

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2007 and 2006, accrued rebates of $106.5 million and $65.1 million, respectively, are included in other accrued liabilities. 2007 includes the addition of Mayne Pharma. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        The following table is an analysis of chargebacks and rebates for 2007 and 2006. In each year, the provisions for chargebacks and rebates relating to prior period sales were not material.

(dollars in thousands)	Chargebacks	Rebates
Balance at January 1, 2006	$64,184	$83,537
Provisions	561,101	126,774
Payments	(582,379)	(145,223)

Balance at December 31, 2006	42,906	65,088

Provisions	661,012	160,046
Payments	(630,279)	(118,653)

Balance at December 31, 2007	$73,639	$106,481

        Stock-Based Compensation—On January 1, 2006, Hospira adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 14 to the consolidated financial statements included in Item 8 for additional information regarding stock-based compensation.

        Pension and Post-Retirement Benefits—Hospira provides pension and post-retirement medical and dental benefits to certain of its active and retired employees based both in and outside of the United States. Prior to the spin-off date, Hospira employees participated in Abbott benefit plans that provided pension and post-retirement benefits. For financial reporting purposes, Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, pension and post-retirement benefit expense, could have been materially impacted.

        The U.S. discount rate estimate for 2007 and 2006 were developed with the assistance of yield curves developed by third-party actuaries, while prior year estimates used Moody's Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira's benefit liabilities. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments were used to derive discount rate assumptions.

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

        The healthcare cost trend rate assumption for 2007 was 7.5% for pre-65 and 9.0% for post-65 years of age employees, with both rates declining to 5% by 2013 and 2016, respectively. A one percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest component of net post-retirement medical and dental cost for the year ended December 31, 2007 by approximately $0.3/($0.3) million, and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $6.7/($5.7) million.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira's defined benefit and post-retirement plans. The incremental effect of the application of this provision in 2006 is provided in Note 7 of the consolidated financial statements included in Item 8. Another provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

        Impairment of Long-Lived Assets—The carrying value of long-lived assets, including intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions using management's judgment, including cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

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

        Income Taxes—Hospira's provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors, and represent the best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign acquisitions or to meet working capital and plant and equipment acquisition needs. See further discussion regarding the impact on undistributed earnings of foreign subsidiaries as a result of the American Jobs Creation Act of 2004 (the "Jobs Act") in Note 8 to the consolidated financial statements included in Item 8.

        Hospira has been providing for income taxes based on its independent activities after the separation from Abbott. These estimates might change in future periods as Hospira develops its own tax filing history and considers the results of tax authority examinations.

Results of Operations

Net Sales

        Net sales increased 27.8% in 2007 compared to 2006. Of this increase, 23.7% is related to the addition of Mayne Pharma. The remaining 4.1% increase in overall net sales is primarily driven by favorable volume/mix of 2.6%, the impact of foreign exchange of 0.9%, and increased price of 0.5% in the United States.

        Net sales increased 2.4% in 2006 compared to 2005. Sales to third parties represented a 2.7% increase in overall net sales, driven by favorable volume/mix of 1.5%, which includes the unfavorable impact of the Berlex contract termination of (2.6)%, increased price of 0.9% in the United States, and the impact of foreign exchange of 0.3%. Sales to Abbott had an unfavorable impact of (0.3)% on overall net sales, driven primarily by demand, partially offset by increased price. During the first half of 2005, the agreement under which Hospira distributed Berlex imaging agents was terminated, resulting in lower sales from 2005 to 2006.

        A comparison of product line sales is as follows:

				Percent change
Years ended December 31 (dollars in thousands)
	2007	2006	2005	2007	2006

U.S.—
Specialty Injectable Pharmaceuticals	$875,619	$807,557	$845,291	8.4%	(4.5)%
Medication Delivery Systems	890,005	855,483	796,360	4.0%	7.4%
Injectable Pharmaceutical Contract Manufacturing	149,032	183,266	178,777	(18.7)%	2.5%
Sales to Abbott Laboratories	74,711	90,464	104,747	(17.4)%	(13.6)%
Mayne Pharma	101,284	—	—	nm	nm
Other	283,447	283,731	262,600	(0.1)%	8.0%

Total U.S.	2,374,098	2,220,501	2,187,775	6.9%	1.5%

International—
Sales to Third Parties	464,984	397,677	374,560	16.9%	6.2%
Sales to Abbott Laboratories	60,597	70,327	64,361	(13.8)%	9.3%
Mayne Pharma	536,559	—	—	nm	nm

Total International	1,062,140	468,004	438,921	127.0%	6.6%

Total Net Sales	$3,436,238	$2,688,505	$2,626,696	27.8%	2.4%

nm = percent change not meaningful

2007 compared to 2006:

        Net sales in Specialty Injectable Pharmaceuticals increased, driven by higher sales in the base product portfolio, including increased sales of certain anti-infective products, drugs sold in differentiated delivery systems, Hospira's proprietary drug Precedex® and favorable pricing. The increase was also driven by contributions from new product launches in 2007 and 2006, including ampicillin sulbactam, ondansetron and propofol.

        Net sales in Medication Delivery Systems increased, driven by growth in both infusion therapy and medication management systems sales. Growth in infusion therapy products sales was largely due to increased volume from new and existing customer contracts. Medication management systems sales increased due to higher placements of devices and increased revenue from related services.

        Net sales in Injectable Pharmaceutical Contract Manufacturing decreased due to expected lower demand from existing customers for certain products, including several products that now have generic competition.

        The decrease in U.S. net sales to Abbott was primarily due to expected decreased volume to Abbott for several of its products, partially offset by increased price.

        The Other product line includes sales of Hospira's products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The growth in sales to alternate site healthcare customers was more than offset by a decline in sales of critical care devices, the planned exit of certain products manufactured in Ashland, Ohio, and other adjustments. Sales to alternate site healthcare customers increased due to higher overall sales of specialty injectable pharmaceuticals and medication delivery systems, partially offset by decreased sales of deferoxamine.

        International net sales to Third Parties were higher in all regions primarily related to increased sales of specialty injectable pharmaceuticals and medication management systems, favorable exchange, and increased contract manufacturing sales. International net sales to Abbott decreased primarily due to expected decreased volume to Abbott for several of its products, partially offset by increased price.

2006 compared to 2005:

        Net sales in Specialty Injectable Pharmaceuticals declined, reflecting the 2005 termination of the Berlex imaging agents distribution agreement. Excluding Berlex, sales within this product line increased, driven by the impact of sales of ceftriaxone, launched in the third quarter of 2005; increased sales of certain anti-infective products (which Hospira believes was partially driven by a competitor's inability to supply product earlier in the year coupled with government orders); increased sales of syringe products; and favorable price. These factors were partially offset by lower sales of ADD-Vantage® diluents due to competitive drug supply issues.

        The net sales increase in Medication Delivery Systems was driven primarily by growth in medication management systems. The growth in medication management systems was due primarily to increased placements of Hospira's newer technology Plum A+® pumps with Hospira MedNet® coupled with the impact of placements of Hospira's LifeCare PCA® infusion system, which was launched in the first quarter of 2006.

        Net sales in Injectable Pharmaceutical Contract Manufacturing were up slightly, driven by growth in demand for several existing and new products, partially offset by the impact of the termination of certain lower-margin contracts.

        The decrease in U.S. net sales to Abbott was primarily due to decreased demand by Abbott for several of its products, partially offset by increased price.

        The Other product line includes sales of Hospira's products to alternate site providers such as clinics, home healthcare providers and long-term care facilities, as well as sales of critical care devices and brain function monitoring systems. The increase in Other U.S. sales was primarily due to increased sales to alternate site healthcare customers including higher sales of anesthesia products, including recently introduced propofol; increased sales of pumps and sets; and other adjustments, partially offset by decreased sales of deferoxamine due to a competitive product launch and lower critical care sales.

        International net sales to Third Parties were up, primarily reflecting increased sales on a third-party manufacturing contract, growth in Canada, and favorable exchange, partially offset by reduced volumes due to transition-related supply chain disruptions and lower pricing to distributors compared to the prior Abbott direct sales model. International net sales to Abbott increased primarily due to increased price and increased demand by Abbott for several of its products.

Gross Profit

				Percent change
Years ended December 31 (dollars in thousands)	2007	2006	2005	2007	2006

Gross profit	$1,173,923	$939,243	$849,056	25.0%	10.6%
As a percent of sales	34.2%	34.9%	32.3%

2007 compared to 2006:

        Gross profit increased $234.7 million, or 25.0%, in 2007 compared to 2006. Of this increase, $200.3 million, or 21.3%, is related to the addition of Mayne Pharma.

        Gross profit margin decreased by (0.7)% to 34.2% for 2007 from 34.9% in 2006. Of this decrease, (1.0)% is related to the addition of Mayne Pharma, which includes the inventory step-up charge resulting from purchase accounting of (1.2)% and amortization of the acquired intangible assets of (1.0)%. The remaining change of 0.3% not related to the addition of Mayne Pharma is primarily the result of volume/product mix improvement of 0.3%, lower costs associated with the planned manufacturing plant closures of 0.3%, favorable price in the U.S. of 0.1%, and other net changes of 0.1%. These increases were partially offset by inflation and other manufacturing costs of (0.3)%, the impairment of the intangible asset related to the brain-function monitoring devices of (0.1)%, and incremental freight and distribution costs of (0.1)%.

2006 compared to 2005:

        The increase in gross profit margin in 2006 was primarily the result of volume/product mix improvement of 2.0%, which includes the impact of the termination of the lower margin Berlex agreement of 0.7%; price in the U.S. of 0.7%; an asset impairment and obligations assumed in 2005 and reduction of the obligations in 2006 relating to the sale of the Salt Lake City, Utah manufacturing facility of 0.9%; higher manufacturing performance of 0.5%; lower project expense of 0.4% and lower non-recurring transition related costs of 0.3%. These improvements were partially offset by costs associated with the planned manufacturing plant closures of (1.4)% and incremental freight and distribution costs in the International segment of (0.8)%.

Research and Development

				Percent change
Years ended December 31 (dollars in thousands)	2007	2006	2005	2007	2006

Research and development expense	$201,232	$161,621	$138,834	24.5%	16.4%
As a percent of sales	5.9%	6.0%	5.3%

2007 compared to 2006:

        Research and development ("R&D") expenses increased $39.6 million in 2007, compared to 2006. Of this increase, $47.2 million is related to the addition of Mayne Pharma. Not including the addition of Mayne Pharma, R&D expenses decreased year over year due to the combination of upfront payments made in 2006 related to collaboration agreements for the development, manufacturing and distribution of biosimilar products, as well as lower spending in 2007 on medication delivery infusion systems projects as a result of new product launches. This was partially offset by higher spending on new product development related to new compounds in Hospira's generic injectable drug pipeline and clinical trials on Hospira's branded sedative, Precedex®.

2006 compared to 2005:

        The increase in R&D expenses in 2006 was primarily due to upfront payments relating to collaboration agreements, spending on new product development and stock option expense as a result of the adoption of SFAS No. 123R. Hospira's upfront payments relate to collaboration agreements for the development, manufacturing and distribution of biosimilar products. R&D spending on new product development related to new compounds in Hospira's generic injectable drug pipeline and clinical studies on Hospira's branded sedative, Precedex®. These increases were partially offset by lower spending in 2006 on medication delivery infusion systems as a result of new product launches.

Acquired In-Process Research and Development

        On February 2, 2007, Hospira completed its acquisition of Mayne Pharma. As part of the purchase price allocation, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma's pipeline products. Additionally in late 2007, Hospira purchased certain clinical studies related to a compound that will be used to file for expanded medical indications. The cost for these clinical studies was $3.2 million and was recorded as acquired in-process research and development expense in 2007 as the studies have no alternative future uses.

        In the fourth quarter of 2006, Hospira acquired BresaGen Limited, formerly an Australian public company. As part of the purchase price allocation, Hospira allocated and expensed $10.0 million to acquired in-process research and development related to BresaGen's pipeline products.

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in thousands)	2007	2006	2005	2007	2006

Selling, general and administrative expense	$582,078	$428,038	$373,607	36.0%	14.6%
As a percent of sales	16.9%	15.9%	14.2%

2007 compared to 2006:

        Selling, general and administrative ("S,G&A") expenses increased $154.0 million in 2007, compared to 2006. Of this increase, $102.9 million is related to the addition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma, partially offset by reduced costs due to the completion in 2006 of the implementation of Hospira's new independent infrastructure as a result of the spin-off.

2006 compared to 2005:

        S,G&A expenses increased in 2006 partially related to stock option expense as a result of the adoption of SFAS No. 123R. The remainder of the increase was primarily due to additional costs related to establishment of Hospira's business infrastructure outside the U.S. and costs associated with the implementation of Hospira's new information technology system and related depreciation.

Interest Expense

        Hospira incurred interest expense of $134.5 million in 2007, $31.0 million in 2006 and $28.3 million in 2005. The increase in 2007 compared to 2006 was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. The increase in 2006 compared to 2005 was primarily due to higher interest rates on Hospira's floating rate debt (as a result of converting some of Hospira's debt from fixed to floating under the interest rate swap entered into in 2005), partially offset by higher capitalized interest in 2006. Refer to the Liquidity and Capital Resources section below, as well as Note 10 to the consolidated financial statements included in Item 8, for further information regarding Hospira's debt and credit facilities.

Other Income, Net

        Other (income) and expense for 2007, 2006 and 2005 primarily includes amounts relating to foreign currency transaction gains and losses, interest income, and other items. Foreign exchange (gains) for 2007, 2006 and 2005 were $(1.6) million, $(1.1) million and $(0.1) million, respectively. Included in 2007 is $5.7 million of foreign exchange losses realized due to the Mayne Pharma acquisition. Interest (income) for 2007, 2006 and 2005 was $(15.1) million, $(17.1) million and $(15.1) million, respectively. In 2007, Hospira also had net gains on investments of $5.0 million.

Income Tax Expense

        The effective tax rate was 27.2% in 2007 and 26.8% in both 2006 and 2005. The effective tax rate for 2007 included the impact of a significant unusual item, the expensing of non-deductible acquired in-process research and development related to the Mayne Pharma acquisition of $84.8 million. Excluding the effect of this item, the 2007 effective tax rate was 18.7%, which includes certain non-recurring items such as purchase accounting, integration and restructuring charges generating benefits in higher tax rate jurisdictions. The effective tax rate for 2006 also included the impact of a significant unusual item, the expensing of acquired in-process research and development. Excluding the effect of this item, the 2006 effective tax rate was 26.0%. Included in 2005 is tax of $9.1 million related to the repatriation of $175.0 million of foreign earnings under the Jobs Act. Excluding the effect of the repatriation, the 2005 effective tax rate was 24.0%. The decrease in the effective tax rate in 2007 compared to 2006, excluding both years' significant unusual items, was due primarily to increased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition, including intangible amortization expense, purchase accounting charges, and interest expense. The increase in the effective tax rate in 2006 compared to 2005, excluding the impact of expensing of acquired in-process research and development in 2006, was due primarily to increased income generated in the U.S, which has a higher tax rate than foreign jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S.

Liquidity and Capital Resources

Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in thousands)	2007	2006	2005

Operating activities	$551,051	$424,190	$571,087
Investing activities	(2,228,039)	(251,236)	(184,432)
Financing activities	1,580,219	(377,728)	8,605

Operating Activities

        Net Cash from Operating Activities continues to be Hospira's primary source of funds to finance operating needs, capital expenditures and repayment of debt. Other capital resources include cash on hand, borrowing availability under Hospira's $375.0 million revolving credit facility and access to the capital markets. Beginning on February 2, 2007, Hospira's operating cash flows include operating cash flows generated by Mayne Pharma. During the two-year period after the closing, Hospira expects to incur approximately $95 million to $110 million of cash expenditures relating to the integration of Mayne Pharma, which will reduce operating and investing cash flows. In addition, as a result of the debt incurred during the first quarter of 2007 to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations (including interest expense and mandatory principal payments on the term loan described below) on an ongoing basis compared to past periods. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and Mayne Pharma integration expenditures for the foreseeable future.

        In 2007, operating activities provided net cash of $551.1 million driven by net income of $136.8 million. Non-cash depreciation, non-cash amortization and impairment of intangible charges, the write-off of acquired in-process research and development, the step-up value of acquired inventories sold, non-cash stock-based compensation expense and the net gains on sales of assets totaled $418.2 million. Changes in operating assets and liabilities and Other, net of $(3.9) million consist primarily of payments made on acquired Mayne Pharma current liabilities, including merger advisory fees, and higher trade receivables due to increased sales, partially offset by lower inventory and higher trade payables.

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

Investing Activities

        In 2007, Net Cash Used in Investing Activities of $2,228.0 million includes the acquisition of Mayne Pharma for $1,961.3 million, net of cash acquired and capital expenditures of $210.5 million. Also in connection with the acquisition of Mayne Pharma, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. During 2007, Hospira paid $55.7 million for the settlements relating to these contracts. During 2007, Hospira paid $19.2 million for obligations related to acquisitions made by Mayne Pharma in prior years and $5.5 million for the purchase of certain intangible assets and other investments. These decreases were partially offset by proceeds from dispositions of certain product rights for $13.8 million and proceeds from the sales of marketable securities of $10.4 million.

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

Financing Activities

        Net Cash From Financing Activities totaled $1,580.2 million in 2007. Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. During 2007, Hospira prepaid $359.7 million in principal amount of the term loan, in addition to the rescheduled $40.3 million in principal, for a total of $400.0 million. In addition, financing activities include proceeds from employee stock option exercises and related tax benefits of $75.4 million.

        Net Cash Used in Financing Activities of $377.7 million in 2006 consists primarily of common stock repurchases of $299.8 million and payments to Abbott for international net assets of $126.2 million, offset by proceeds from employee stock option exercises and related tax benefits of $45.8 million, and an increase in other borrowing, net of $2.5 million.

Summary of Financial Position

Years ended December 31 (dollars in thousands)	2007	2006	2005

Cash and cash equivalents	$241,068	$322,045	$520,610
Working capital	1,046,731	916,664	964,929
Short-term borrowings and long-term debt	2,242,879	706,576	697,864

Working Capital

        The increase in working capital in 2007 was primarily due to an increase in trade receivables and inventory. These increases were partially offset by decreases in cash and increases in short-term borrowings, trade payables, and liabilities related to accruals for employee incentive programs. The acquisition of Mayne Pharma increased overall working capital levels in 2007.

        The decrease in working capital in 2006 was primarily due to a decrease in cash and cash equivalents and an increase in income taxes payable. This is offset by an increase in inventory and prepaid expenses and other receivables, and a decrease in current portion of Due to Abbott, Net, which is principally related to the liability for the international net assets transferred from Abbott, and decreases in liabilities related to accruals for employee incentive programs.

Debt and Capital

        Mayne Pharma Acquisition.    On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities described below.

        Under the three-year term loan facility, before giving effect to any prepayments (which reduce the repayment amounts on a pro rata basis), Hospira was required to repay $12.5 million in principal at the end of each quarter in 2007. Hospira must repay $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. During 2007, Hospira prepaid $359.7 million in principal amount of the term loan, in addition to the rescheduled $40.3 million in principal, for a total of $400.0 million. The $40.3 million of payments in principal reflect a reduction in original mandatory payments due to prepayments made in 2007. As a result of the prepayments made in 2007, the amount due within one year is $44.4 million, and is recorded as short-term borrowings. Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira's senior unsecured debt ratings from Standard & Poor's and Moody's. Based on Hospira's ratings of BBB (stable outlook) from Standard & Poor's and Baa3 (negative outlook) from Moody's, the margin is currently 0.60%. Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

        On March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due in 2010, $500.0 million principal amount of 5.55% Notes due in 2012 and $550.0 million principal amount of 6.05% Notes due in 2017 in a registered public offering. The Floating Rate Notes due 2010 bear interest at three-month LIBOR plus 48 basis points. All series of notes are due on March 30 of the year of maturity. The net proceeds of the notes (after deducting approximately $10.0 million of underwriters' discounts and offering expenses of $4.2 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

        Revolving Credit Facility.    Hospira has a five-year $375.0 million unsecured revolving credit facility (the "Revolver"), which it entered into on December 16, 2005, and amended on January 15, 2007. The Revolver was amended to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. The Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are 0.60%, 0.075% and 0.10%, respectively, as of December 31, 2007, and are subject to increase or decrease if there is a change in Hospira's current credit ratings. The amount of available borrowings may be increased to a maximum of $500.0 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2007, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

        The Revolver and the indenture governing Hospira's senior unsecured notes (which includes the Mayne Pharma Debt and the $700 million senior unsecured notes) contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur unsecured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. A description of certain covenants is set forth below.

        Change of Control.    The notes issued on March 23, 2007 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody's and Standard & Poor's at or within a specified time after the time of announcement of the change of control transaction. A change of control, as described above, would constitute an event of cross default under the term loan agreement and Hospira's revolving credit agreement.

        Financial Covenants.    Hospira's term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira's debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira's transition from Abbott, expenses relating to Hospira's manufacturing optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the twelve months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira's earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense (interest expense and net capitalized interest), in each case for the twelve months ended on the last day of each quarter.

        The maximum leverage ratio is 3.25 as of December 31, 2007, and for all periods thereafter. The minimum coverage ratio is 5.00 as of December 31, 2007, and for all periods thereafter.

        As of December 31, 2007, Hospira was in compliance with all applicable covenants.

        Senior Notes.    Hospira has approximately $700.0 million of senior unsecured notes outstanding, including $300.0 million of 4.95% notes due in 2009 and $400.0 million of 5.90% notes due in 2014. The 4.95% notes were effectively converted to floating rate notes through interest rate swaps with various counterparties. The senior notes contain customary covenants that limit Hospira's ability to incur secured indebtedness and liens and merge or consolidate with other companies.

        Other Borrowings.    In connection with the acquisition of Mayne Phama in the first quarter of 2007, Hospira assumed a $1.4 million bank term loan which bears a fixed rate of interest of 3.75%, with principal and interest due semi-annually, ending in June 2009, of which $1.1 million is classified as short-term. Additionally, Hospira assumed a $4.6 million unsecured loan, of which $4.5 million is classified as short term. This loan bears a fixed rate of 1.0% with payments due annually, ending in September 2009.

        In connection with the acquisition of BresaGen in the fourth quarter of 2006, Hospira assumed a $5.4 million mortgage note that is secured by land and building, of which $0.6 million is classified as short-term. The agreement bears a fixed rate of interest of 7.47%, with payments of principal and interest due quarterly, ending in March 2015.

        In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2.0%, with principal and interest due monthly.

        Hospira's foreign affiliates have entered into various loan agreements in their local currency, which are used to optimize the capital structure. As of December 31, 2007 and 2006, Hospira had $7.7 million and $8.8 million of such loans outstanding, respectively, of which $7.7 million and $3.9 million were classified as short term, respectively.

        Transfer of International Net Assets from Abbott.    In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the U.S. would occur, and be completed, within two years after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira's international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and assets. Hospira was obligated to pay Abbott for these operations and assets, and assume the corresponding liabilities, over a two-year period after the spin-off date as Hospira established its business infrastructure outside the U.S. and obtained regulatory approval for the transfer of the marketing authorizations for Hospira products to local Hospira affiliates or third-party distributors. The transfers were completed in the second quarter of 2006. The total amounts paid in 2006 and 2005 were $126.2 million and $116.7 million, respectively.

        Share Repurchase.    In February 2006, Hospira's board of directors authorized the repurchase of $400.0 million of Hospira's common stock. The program authorizes Hospira to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. The repurchase of shares commenced in early March 2006. As of December 31, 2007, Hospira repurchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Since Hospira intends to dedicate a substantial portion of its future cash to servicing its debt and integrating Mayne Pharma into its operations, Hospira does not expect to repurchase any shares in 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes Hospira's estimated contractual obligations as of December 31, 2007:

	Payment Due by Period
(dollars in millions)	Total	2008	2009-2010	2011-2012	2013 and Thereafter
Long-term debt and interest payments	$2,932.5	$187.5	$949.5	$657.7	$1,137.8
Lease obligations	168.1	32.4	53.4	42.7	39.6
Purchase commitments(1)	423.1	410.4	11.8	0.9	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	174.6	—	141.3	33.3	—
Funding requirements under the Pension Protection Act of 2006(3)	52.6	—	17.8	22.4	12.4

Total	$3,750.9	$630.3	$1,173.8	$757.0	$1,189.8

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third-parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above.

(2)
Includes liability of $144.5 million relating to unrecognized tax benefits, penalties and interest: excludes approximately $135.5 million of other long-term liabilities related primarily to post-retirement benefit obligations.

(3)
To meet the funding rules of the Pension Protection Act of 2006, the estimated minimum required contribution amounts are set forth in the table above. While Hospira's funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by the laws and regulations of each country, Hospira does make discretionary contributions when management determines it is prudent to do so. Hospira does not currently expect to contribute to its main U.S. pension plan in 2008.

        Hospira's commercial commitments as of December 31, 2007, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2007, Hospira had $21.1 million of outstanding letters of credit, with a majority expiring in 2008. No amounts have been drawn on these letters of credit.

        Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities, and no activities that include non-exchange-traded contracts accounted for at fair value.

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 160 on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 141R on its financial statements.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on its financial statements.

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-03 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If it is not expected that the goods will be delivered or services will be rendered, the capitalized advance payment should be charged to expense in the period in which such determination is made. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007. Hospira is currently evaluating the potential impact of EITF 07-3 on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 159 on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira does not anticipate that the impact of SFAS No. 157 will be significant on its financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). One provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

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

Foreign Currency Sensitive Financial Instruments

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective in managing exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with these changes. Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the related asset or liability, and both are included in other income, net. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses related to such exposures are also included in other income, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Net forward contract (income) expense for the year ended December 31, 2007, 2006 and 2005 was $3.4 million, $(2.0) million and $(0.5) million, respectively, and are included in other income, net in the consolidated statements of income. The carrying value and fair value of forward contracts was a net payable of $10.6 million and $5.3 million as of December 31, 2007 and 2006, respectively.

Interest Rate Sensitive Financial Instruments

        Hospira's primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. The objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes.

        Hospira's investment portfolio of $264.8 million at December 31, 2007 consists of cash and cash equivalents, equity investments in affiliated companies, and cost investments, primarily consisting of marketable securities which are classified as "available for sale." For marketable securities, any gains or losses will not be recognized in Hospira's statements of income until the investment is sold or if there is a reduction in fair value that is determined to be an other-than-temporary impairment. The carrying value of the investment portfolio approximates fair market value at December 31, 2007 and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $2.8 million.

        Hospira has a Revolver that allows borrowings up to $375.0 million for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. The amount of available borrowings under the Revolver may be increased to a maximum of $500.0 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2007, Hospira had no amounts outstanding under the Revolver.

        In conjunction with the acquisition of Mayne Pharma, on March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due in 2010 that bear interest at a three-month LIBOR plus 48 basis points. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.8 million. Also, on February 1, 2007, Hospira incurred a $500.0 million, three-year term loan facility bearing interest at LIBOR plus a margin that is determined based on Hospira's senior unsecured debt ratings from Standard & Poor's and Moody's. As of December 31, 2007 the outstanding balance on the term loan was $100.0 million. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $1.0 million.

        In conjunction with the spin-off from Abbott, on June 15, 2004, Hospira completed an underwritten offering of a consolidated $700.0 million aggregate principal amount consisting of $300.0 million five-year senior unsecured notes and $400.0 million 10-year senior unsecured notes, both of which bear a fixed rate of interest. In January 2005, Hospira entered into interest rate swap transactions whereby the $300.0 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2007 and 2006, these interest rate swaps had an aggregate fair market value of $(0.2) million and $(8.2) million, respectively. If these derivative instruments had been terminated at December 31, 2007 and 2006, this estimated fair value represents the amount that Hospira would have to pay to counterparties. As a result of converting from fixed to floating rate debt, a hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.0 million.

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

        Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, Hospira, Inc.'s internal control over financial reporting was effective based on those criteria.

        During the fiscal year ended December 31, 2007, the Company completed a significant acquisition. On February 2, 2007, the Company acquired Mayne Pharma Limited ("Mayne Pharma"). In accordance with SEC regulations, management has elected to exclude certain operations of Mayne Pharma from its 2007 assessment of and report on internal control over financial reporting. The excluded operations constitute 17% of total assets and 14% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

        The Company's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting.

/s/ CHRISTOPHER B. BEGLEY Chairman and Chief Executive Officer February 28, 2008	/s/ THOMAS E. WERNER Senior Vice President, Finance, and Chief Financial Officer February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.

        We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for each of the three years then ended. Our audits also included the financial statement schedule for each of the three years ended December 31, 2007 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.

        We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at certain operations of Mayne Pharma, which was acquired on February 2, 2007 and whose financial statements constitute 17% of total assets and 14% of net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting of those operations at Mayne Pharma. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 28, 2008

Hospira, Inc.

Consolidated Statements of Income and Comprehensive Income

(dollars and shares in thousands, except for per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net sales	$3,436,238	$2,688,505	$2,626,696
Cost of products sold	2,262,315	1,749,262	1,777,640

Gross Profit	1,173,923	939,243	849,056
Research and development	201,232	161,621	138,834
Acquired in-process research and development	87,987	10,000	—
Selling, general and administrative	582,078	428,038	373,607

Income From Operations	302,626	339,584	336,615
Interest expense	134,517	31,024	28,276
Other income, net	(19,677)	(16,137)	(13,736)

Income Before Income Taxes	187,786	324,697	322,075
Income tax expense	51,028	87,018	86,437

Net Income	$136,758	$237,679	$235,638

Earnings Per Common Share:
Basic	$0.87	$1.51	$1.48

Diluted	$0.85	$1.48	$1.46

Weighted Average Common Shares Outstanding:
Basic	156,919	157,368	159,275

Diluted	160,164	160,424	161,634

Comprehensive Income:
Foreign currency translation adjustments, net of taxes of $0	$116,756	$12,688	$(11,284)
Pension liability adjustments, net of taxes of $(5,578), $(1,458) and $21,636 respectively	8,843	2,332	(35,071)
Unrealized (losses) gains on marketable equity securities, net of taxes of $3,179, $(217), and $(1,426), respectively	(5,432)	981	2,442
Unrealized losses on cash flow hedges, net of taxes of $762	(1,762)	—	—

Other comprehensive income (loss)	118,405	16,001	(43,913)
Net Income	136,758	237,679	235,638

Comprehensive Income	$255,163	$253,680	$191,725

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flow From Operating Activities:
Net income	$136,758	$237,679	$235,638
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	183,031	154,790	154,460
Amortization of intangibles	52,108	1,927	1,831
Write-off of acquired in-process research and development	87,987	10,000	—
Step-up value of acquired inventories sold	53,113	—	—
Stock-based compensation expense	39,427	35,900	—
Impairment of long-lived assets	7,508	—	13,074
Net gains on sales of assets	(4,988)	(7,851)	—
Changes in assets and liabilities-
Trade receivables	(30,623)	(1,132)	(10,707)
Inventories	34,429	(106,056)	(9,722)
Prepaid expenses and other assets	17,941	(19,660)	(8,094)
Trade accounts payable	7,052	7,899	28,690
Other liabilities	(40,136)	88,240	135,506
Other, net	7,444	22,454	30,411

Net Cash Provided by Operating Activities	551,051	424,190	571,087

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $36,694, $46,283 and $40,131 in 2007, 2006 and 2005, respectively)	(210,517)	(234,961)	(256,108)
Acquisition of Mayne Pharma Limited, net of cash acquired	(1,961,285)	—	—
Acquisitions, including payments for deferred consideration	(19,240)	(17,109)	(23,590)
Purchases of intangibles and other investments	(5,501)	(18,449)	(8,990)
Settlements of foreign currency contracts	(55,701)	—	—
Proceeds from dispositions of product rights	13,771	—	—
Proceeds from sale of facilities	—	19,283	31,818
Sales of marketable securities	10,434	—	72,438

Net Cash Used in Investing Activities	(2,228,039)	(251,236)	(184,432)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	3,336,198	—	5,252
Repayment of long-term debt	(1,825,165)	(144)	(124)
Other borrowings, net	(6,198)	2,653	1,385
Payment to Abbott Laboratories for international assets	—	(126,235)	(116,727)
Common stock repurchased	—	(299,766)	—
Excess tax benefit from stock-based compensation arrangements	2,282	3,403	—
Proceeds from stock options exercised	73,102	42,361	118,819

Net Cash Provided by (Used in) Financing Activities	1,580,219	(377,728)	8,605

Effect of exchange rate changes on cash and cash equivalents	15,792	6,209	(2,345)

Net change in cash and cash equivalents	(80,977)	(198,565)	392,915
Cash and cash equivalents at beginning of year	322,045	520,610	127,695

Cash and cash equivalents at end of year	$241,068	$322,045	$520,610

Supplemental Cash Flow Information:
Cash paid during the year-
Interest	$127,445	$43,989	$37,730
Income taxes, net	$72,444	$28,592	$27,193

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31,
	2007	2006
Assets:
Current Assets:
Cash and cash equivalents	$241,068	$322,045
Trade receivables, less allowances of $14,076 in 2007 and $13,688 in 2006	558,989	335,334
Inventories:
Finished products	465,441	405,781
Work in process	128,209	85,849
Materials	172,970	135,304

Total inventories	766,620	626,934
Deferred income taxes	176,702	139,945
Prepaid expenses and other receivables	97,641	98,632

Total Current Assets	1,841,020	1,522,890

Property and equipment, at cost	2,620,186	2,273,124
Less: accumulated depreciation	1,343,252	1,233,693

Net Property and Equipment	1,276,934	1,039,431
Intangible assets, net of accumulated amortization	553,977	17,103
Goodwill	1,240,870	91,857
Deferred income taxes	79,435	76,367
Investments	23,742	31,341
Other assets	68,688	68,598

Total Assets	$5,084,666	$2,847,587

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$58,494	$4,532
Trade accounts payable	190,312	130,968
Salaries, wages and commissions	143,597	102,037
Deferred income taxes	8,362	—
Other accrued liabilities	393,524	368,689

Total Current Liabilities	794,289	606,226

Long-term debt	2,184,385	702,044
Deferred income taxes	50,658	2,936
Post-retirement obligations and other long-term liabilities	310,110	175,292
Commitments and Contingencies
Shareholders' Equity:
Common stock	1,662	1,635
Preferred stock	—	—
Treasury stock, at cost	(299,766)	(299,766)
Additional paid-in capital	1,160,214	1,033,345
Retained earnings	815,473	676,639
Accumulated other comprehensive income (loss)	67,641	(50,764)

Total Shareholders' Equity	1,745,224	1,361,089

Total Liabilities and Shareholders' Equity	$5,084,666	$2,847,587

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)
				Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Retained Earnings
	Shares	Amount						Total
Balances at December 31, 2004	156,970	$1,570	$(12,111)	$791,252	$—	$(114)	$203,322	$983,919
Net income	—	—	—	—	—	—	235,638	235,638
Other comprehensive loss	—	—	(43,913)	—	—	—	—	(43,913)
Changes in shareholders' equity related to incentive stock programs	4,698	47	—	140,346	—	(149)	—	140,244
Adjustment to deferred taxes existing as of the spin-off date	—	—	—	11,979	—	—	—	11,979

Balances at December 31, 2005	161,668	1,617	(56,024)	943,577	—	(263)	438,960	1,327,867

Net income	—	—	—	—	—	—	237,679	237,679
Other comprehensive income	—	—	16,001	—	—	—	—	16,001
SFAS No. 158 transition amount, net of tax of $9,376	—	—	(10,741)	—	—	—	—	(10,741)
Common stock repurchases	(7,584)	—	—	—	(299,766)	—	—	(299,766)
Changes in shareholders' equity related to incentive stock programs	1,800	18	—	89,768	—	263	—	90,049

Balances at December 31, 2006	155,884	1,635	(50,764)	1,033,345	(299,766)	—	676,639	1,361,089

Net income	—	—	—	—	—	—	136,758	136,758
Other comprehensive income	—	—	118,405	—	—	—	—	118,405
Adoption of FASB Interpretation No. 48	—	—	—	—	—	—	2,076	2,076
Changes in shareholders' equity related to incentive stock programs	2,727	27	—	126,869	—	—	—	126,896

Balances at December 31, 2007	158,611	$1,662	$67,641	$1,160,214	$(299,766)	$—	$815,473	$1,745,224

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Description of Business

        Hospira, Inc. ("Hospira") develops, manufactures and markets specialty injectable pharmaceuticals and medication delivery systems, that help improve the safety, cost and productivity of patient care. Hospira also provides contract manufacturing services to pharmaceutical and biotechnology companies for formulation development, filling and finishing of injectable pharmaceuticals. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities. In February 2007, Hospira acquired Mayne Pharma Limited ("Mayne Pharma") to increase its global presence in specialty generic injectable pharmaceuticals.

Basis of Presentation

        Hospira became a separate public company pursuant to a spin-off from Abbott Laboratories ("Abbott") on April 30, 2004 (the "spin-off date"). In connection with the spin-off, Hospira and Abbott agreed that the legal transfer of certain operations and assets (net of liabilities) outside the United States would occur, and be completed, within a two-year period after the spin-off. During the transition period, these operations and assets were used in the conduct of Hospira's international business and Hospira was subject to the risks and entitled to the benefits generated by such operations and net assets. Hospira was dependent on Abbott's international infrastructure until such legal transfers occurred in each international country. These transfers were completed in 2006.

        On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma, an Australian public company listed on the Australian Stock Exchange. The results of operations of Mayne Pharma are included in Hospira's results for periods on and after that date, which has affected comparability of the financial statements for the periods presented and will affect comparability in future periods.

        For comparative purposes, Net sales to Abbott Laboratories have been reclassified to Net sales on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2006, and 2005. These reclassifications did not affect net income or shareholders' equity.

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

        For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. Lease agreements under which Hospira's warranty obligation extends through the entire term are accounted for as operating leases. For these, Hospira recognizes revenue over the lease term, which averages five years. For leases under which Hospira's warranty obligation is limited to approximately one year, Hospira accounts for these as sales-type leases, under which the discounted sales value of the drug delivery pump is recorded as revenue upon placement with the customer. Hospira has contractual arrangements with certain customers whereby it places drug delivery pumps at customer sites, and the customers agree to purchase minimum levels of disposable products (sets) that are used with the pumps. These arrangements generally do not include any upfront fees or payments. The contractual arrangements generally set forth fixed prices for the purchases of the disposable products, where the prices for the disposables do not change over the term of the arrangement, other than, in some cases, for changes in Consumer Price Index provisions. Title for the pumps is retained by Hospira throughout these arrangements, and the related asset is depreciated over its estimated useful life on a straight-line basis. In these placement arrangements, revenue is recognized as the disposable products are delivered, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition."

        Hospira markets a server-based suite of software applications designed to exchange data from a hospital's drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual software license, software maintenance and implementation services. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Software license revenue and implementation service revenue are generally recognized upon completion of related obligations or customer acceptance and software maintenance revenue is recognized ratably over the contract period.

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

        When an end customer purchases a Hospira product that is covered by a pricing agreement from a wholesaler, the end customer pays the wholesaler the price determined under the pricing agreement. The wholesaler is then entitled to charge Hospira back for the difference between the price the wholesaler paid Hospira and the contract price paid by the end customer (a "chargeback"). This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Settlement of chargebacks generally occurs between 30 and 40 days after the sale to wholesalers.

        To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales in the U.S. pending chargeback at December 31, 2007 would decrease net sales and income before income taxes by $1.4 million. A one percent increase in wholesale units sold in the U.S. subject to chargebacks at December 31, 2007 would decrease net sales and income before income taxes by $1.8 million.

        Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2007 and 2006, chargebacks of $73.6 million and $42.9 million, respectively, were recorded as a reduction in trade receivables. 2007 includes the addition of Mayne Pharma. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

        Rebates—Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer's purchases. Indirect rebates are rebates paid to "indirect customers" that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Settlement of the rebate generally occurs from one to 15 months after sale.

        In determining provisions for rebates to direct customers, Hospira considers the volume of eligible purchases by these customers and the rebate terms. In determining rebates on sales through wholesalers, Hospira considers the volume of eligible contract purchases, the rebate terms and the estimated level of inventory at the wholesalers that would be subject to a rebate, which is estimated as described above under "Chargebacks." Upon receipt of a chargeback, due to the availability of product and customer specific information, Hospira can then establish a specific provision for fees or rebates based on the specific terms of each agreement. Rebates under governmental programs are based on the estimated volume of products sold subject to these programs. Each period the estimates are reviewed and revised, if necessary, in conjunction with a review of contract volumes within the period. Adjustments related to prior period sales have not been material in any period.

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2007 and 2006, accrued rebates of $106.5 million and $65.1 million, respectively, are included in other accrued liabilities. 2007 includes the addition of Mayne Pharma. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Concentration of Risk

        Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, and trade receivables. Hospira holds cash and invests in cash equivalents and marketable securities financial instruments with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution. For 2007 and 2006, four U.S. wholesalers accounted for approximately 32% and 38%, respectively, of net trade receivables. No end customer accounted for more than 10% of net sales (gross sales less reductions for wholesaler chargebacks, rebates and other allowances). Sales through the same four U.S. wholesalers noted above accounted for approximately 53%, 41% and 42% of net sales in 2007, 2006 and 2005, respectively. Sales related to GPO contracts amounted to $1,467.2 million in 2007, $1,352.0 million in 2006 and $1,289.6 million in 2005.

Loss Contingencies

        Hospira accounts for contingent losses in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

Income Taxes

        Hospira's provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors, and represent the best estimate as to the ultimate outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which Hospira adopted on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to meet working capital and plant and equipment acquisition needs.

Cash and Cash Equivalents

        Hospira considers all cash investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, and loss and damage, and records a charge to cost of sales for the amount required to reduce the carrying value of inventory to estimated net realizable value. Such reserves were $64.8 million and $48.2 million at December 31, 2007 and 2006, respectively. 2007 includes the addition of Mayne Pharma. Inventory cost includes material and conversion costs.

Goodwill and Intangible Assets

        Goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the same as its reportable operating segments: U.S. and International.

        The evaluation is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. The annual assessment occurs in the third quarter of each year. As of the latest assessment, no impairment was indicated.

        Goodwill consists of the following at December 31, 2007 and 2006:

(dollars in thousands)	U.S.	International	Total
Balances at December 31, 2005	$89,197	$—	$89,197
Acquisition of BresaGen	—	1,907	1,907
Currency translation effect	—	753	753

Balances at December 31, 2006	89,197	2,660	91,857
Acquisition of Mayne Pharma	449,082	634,520	1,083,602
Currency translation effect	—	65,411	65,411

Balances at December 31, 2007	$538,279	$702,591	$1,240,870

        For more details related to goodwill and the acquisition of Mayne Pharma and BresaGen, see Note 2.

        Intangible assets consists of the following at December 31, 2007 and 2006:

	2007			2006
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$565,427	$(46,230)	$519,197	$33,673	$(25,738)	$7,935
Customer relationships	35,977	(4,221)	31,756	—	—	—
Technology	4,800	(1,776)	3,024	11,200	(2,032)	9,168

	$606,204	$(52,227)	$553,977	$44,873	$(27,770)	$17,103

        The increase in intangibles in 2007 is primarily related to the acquisition of Mayne Pharma and the acquisition of product rights to an oncology compound. See Note 2 for more details. An additional $39.6 million of product rights were acquired in 2007, a majority of which will be paid in 2008 and will be amortized over 10 years. In 2007, Hospira recorded an impairment of $7.5 million for a technology intangible asset related to a previous acquisition of brain-function monitoring devices. See Note 6 for more details. There were no impairments in 2006.

        In the fourth quarter of 2006, Hospira acquired the rights to certain technologies and generic pharmaceutical products for $4.1 million. These intangible assets are amortized over an average life of 5 years and 8 years, respectively.

        Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, weighted average 10 years). Intangible asset amortization expense was $52.1 million, $1.9 million and $1.8 million in 2007, 2006 and 2005, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $64.3 million for 2008, $63.9 million for 2009 and 2010, $61.4 for 2011,and $50.1 million for 2012.

Investments

        Investments in companies in which Hospira has significant influence, but less than a controlling voting interest, are accounted for using the equity method. Significant influence is generally deemed to exist if Hospira has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representations on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate.

        Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded ("available-for-sale investments"). Investments that are not publicly traded are accounted for using the cost method. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in accumulated other comprehensive income (loss) until the investment is sold or considered impaired, at which time the realized gain or loss is charged to other income, net.

        Hospira regularly reviews its investments to determine whether an other-than-temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the carrying basis of the security is written down to fair value and the amount of the write-down is included in other income, net.

Property and Equipment

        Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Property and equipment at cost (in thousands) consists of the following:

Classification	2007	2006	Estimated Useful Life
Land	$52,590	$30,609	N/A
Buildings	509,447	418,276	10 to 50 years (weighted average 28 years)
Equipment	1,587,904	1,334,406	3 to 20 years (weighted average 8 years)
Construction in progress	144,673	172,111	N/A
Instruments placed with customers	325,572	317,722	3 to 7 years (average 5 years)

Property and equipment at cost	2,620,186	2,273,124
Less: accumulated depreciation and amortization	(1,343,252)	(1,233,693)

Net property and equipment	$1,276,934	$1,039,431

        Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases.

Impairment of Long-Lived Assets

        The carrying value of long-lived assets, including intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Capitalized Software Costs

        Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2007 and 2006, unamortized capitalized software costs totaled $80.1 million and $85.9 million, respectively. Such capitalized amounts will be amortized ratably over the expected useful lives of the projects when they become operational, not to exceed ten years. Amortization was $15.5 million, $13.4 million and $7.5 million for the years ended 2007, 2006 and 2005, respectively, and is included in depreciation in the consolidated statements of cash flows.

Capitalized Interest

        Hospira follows SFAS No. 34, "Capitalization of Interest Cost," to determine the interest to be capitalized during the construction period for projects under construction. Hospira recorded capitalized interest of $11.1 million, $13.4 million and $10.5 million in 2007, 2006 and 2005, respectively.

Research and Development Costs

        Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved. Once a compound receives regulatory approval, any subsequent milestone payments are recorded as intangible assets, and are amortized evenly over the remaining agreement term or the expected product life cycle, whichever is shorter. Revenue from third-party research and development is recorded upon completion of all obligations under the contract and is not significant.

Translation Adjustments

        For foreign operations in highly inflationary economies, translation gains and losses are included in net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation

        On January 1, 2006, Hospira adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Under SFAS No. 123R, Hospira uses the Black-Scholes option valuation model to determine the fair value of stock options. The fair value model includes various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. Restricted stock awards to non-employee directors are amortized over their vesting period with a charge to compensation expense.

Pension and Post-Retirement Benefits

        Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

        The discount rate estimate for 2007 and 2006 for U.S. plans were developed with the assistance of yield curves developed by third-party actuaries, while prior year estimates used Moody's Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira's benefit liabilities. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments were used to derive discount rate assumptions. The expected rate of return for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 160 on its financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 141R on its financial statements.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on its financial statements.

        In June 2007, the FASB ratified EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services performed. If it is not expected that the goods will be delivered or services will be rendered, the capitalized advance payment should be charged to expense in the period in which such determination is made. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007. Hospira is currently evaluating the potential impact of EITF 07-3 on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. The election may be applied on an item by item basis, with disclosure regarding reasons for partial election and additional information about items selected for fair value option. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira is currently evaluating the potential impact of SFAS No. 159 on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Hospira does not anticipate that the impact of SFAS No. 157 will be significant on its financial statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). One provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

Note 2—Acquisitions and Dispositions

  Mayne Pharma Acquisition

        On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma (including those shares issuable pursuant to stock options) for $2,055.0 million. The $2,055.0 million purchase price includes the cash purchase price and direct acquisition costs. Mayne Pharma primarily manufactures and sells specialty injectable pharmaceuticals. The results of operations of Mayne Pharma are included in Hospira's results for periods on and after February 2, 2007.

        The following allocation of the purchase price, which was finalized as of December 31, 2007, has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The allocation is as follows:

(dollars in thousands)
Current assets	$468,801
Property and equipment	192,721
Intangible assets	602,959
Goodwill	1,083,602
Deferred income taxes	30,183
Other assets	6,623
Current liabilities	(233,621)
Long-term debt	(4,536)
Post-retirement obligations, deferred income taxes and other long-term liabilities	(91,699)

Total allocation of purchase price	$2,055,033

        Of the $603.0 million of acquired intangible assets, $84.8 million relates to acquired in-process research and development that was expensed at the date of acquisition. Of the remaining $518.2 million, $486.6 million relates to developed product rights that will be amortized over their estimated useful lives (9 to 12 years, weighted average 11 years), including $13.8 million of product rights disposed of as a result of the acquisition, and $31.6 million relates to customer relationships that will be amortized over their estimated useful lives (4 to 12 years, weighted average 10 years). Of the $1,083.6 million of goodwill, approximately $449.1 million was assigned to the U.S. segment and approximately $634.5 million was assigned to the International segment. Goodwill is not expected to be deductible for tax purposes.

        Hospira has progressed with its plans for the integration of Mayne Pharma into its operations. As Hospira takes certain actions in connection with the integration that give rise to restructuring charges, such as termination of employees and exiting certain activities and facilities, certain of those charges are recorded as goodwill as part of the purchase price allocation. As of December 31, 2007, the impact to goodwill associated with restructuring charges for these activities is $14.5 million, net of taxes, and is included in current liabilities in the table above.

        The total purchase price of $2,055.0 million is comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. See Note 10 for more details. In connection with the acquisition, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. Forward contract gains and losses of this exposure substantially offset the remeasurement of the related asset and both are included in other income, net. During 2007, Hospira paid $55.7 million upon the settlements relating to these contracts.

        Supplemental information on an unaudited pro forma basis for the twelve months ended December 31, 2007 and 2006, as if the Mayne Pharma acquisition had taken place on January 1, 2007 and 2006, is as follows:

	Twelve Months Ended December 31,
(dollars in thousands)
	2007	2006
Net sales	$3,487,523	$3,319,191

Net income	$127,270	$34,332

Diluted earnings per share	$0.79	$0.21

        Unaudited pro forma supplemental information is based on accounting estimates and judgments, which Hospira believes are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including inventories step-up charges, adjustments to depreciation on acquired property and equipment, and a charge for in-process research and development), amortization charges from acquired intangible assets, adjustments to interest expense, and related tax effects. The unaudited pro forma supplemental information is not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had Hospira and Mayne Pharma been combined at the beginning of each period presented.

  Product Acquisition

        In December 2007, Hospira entered into certain agreements to acquire the product rights to an oncology compound currently being marketed in several countries. The purchase price for the product rights was $15.0 million and was recorded as an intangible asset that will be amortized over 10 years. In addition, Hospira purchased certain clinical studies related to this compound that will be used to file for expanded medical indications. The cost for these clinical studies was $3.2 million and was recorded as acquired in-process research and development expense in 2007 as the studies have no alternative future uses.

  BresaGen Acquisition

        In October 2006, Hospira completed the acquisition of all outstanding shares of BresaGen Limited ("BresaGen"), formerly an Australian public company listed on the Australian Stock Exchange, for $17.1 million in cash, including transition costs. BresaGen is a biotechnology company that develops protein and peptide therapeutics. The acquisition resulted in the assumption of $5.4 million of debt, non-tax deductible goodwill of $1.9 million, acquired in-process research and development of $10.0 million, and other assets and liabilities, net of $10.6 million. The impact of the acquisition was not material to Hospira's results of operations in 2006 and 2007.

  Physiometrix Acquisition

        In July 2005, Hospira acquired Physiometrix, Inc., a developer of non-invasive medical devices. The acquisition broadened Hospira's portfolio of products for the hospital operating room and intensive care unit, providing brain-function monitoring devices used during surgical and diagnostic procedures. Hospira paid $23.6 million in cash for all outstanding shares of Physiometrix, plus transaction costs, and assumed Physiometrix's debt of $1.0 million. The acquisition resulted in intangible assets of $9.9 million that were being amortized over 10 years, non-tax deductible goodwill of $8.2 million, net deferred tax assets of $8.0 million and other assets and liabilities, net of $(1.5) million. The impact of the acquisition was not material to Hospira's results of operations in 2005, 2006 and 2007. In 2007, Hospira impaired the remaining net book value of the intangible asset. See Note 6.

  Sale of Facility

        In May 2005, Hospira completed a strategic manufacturing, commercialization and development agreement with ICU Medical, Inc. ("ICU") and sold its Salt Lake City, Utah, manufacturing facility and related equipment and inventory to ICU for $31.8 million in cash. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), Hospira recorded an impairment charge of $2.4 million, representing the amount by which the carrying value of the assets exceeded the fair value less cost to sell. In connection with the closing of the sale, Hospira recorded a loss of $13.4 million, which was Hospira's best estimate of the cost of certain obligations for which Hospira was required to reimburse ICU over a 24-month period after closing. Both the impairment and the loss related to obligations assumed were recorded in cost of products sold. As of December 31, 2007, all obligations were settled.

Note 3—Investments

        Investments consist of the following:

	December 31,
(dollars in thousands)
	2007	2006
Investments, at cost (1)	$4,253	$17,470
Investments, at equity (2)	19,489	13,871

	$23,742	$31,341

(1)
Cost investments consist of marketable securities classified as available-for-sale and investments in companies over which Hospira does not have significant influence or ownership of more than 20%.

(2)
Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards. It also includes a joint venture with Cadila Healthcare Limited, an Indian pharmaceutical company, which is in the process of qualifying a manufacturing facility in India to produce injectable cytotoxic drugs, that resulted from the Mayne Pharma acquisition.

        In 2007, marketable securities classified as available-for-sale generated a realized gain of $6.4 million as most of these investments were sold. There were no realized gains or losses for the years ended 2006 and 2005. The cumulative net unrealized gains on investments in publicly traded equity securities accounted for as available-for-sale investments was $8.4 million at December 31, 2006. In 2007, Hospira recorded an impairment loss of $1.4 million on a portion of the portfolio of marketable securities classified as available-for-sale. Hospira's share of losses of the investees of equity investments was $1.2 million for the year ended 2007, $0.5 million for 2006, and no losses or earnings in 2005.

Note 4—Restructuring Plan

        In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland. In February 2006, Hospira further announced plans to close manufacturing plants in Ashland, Ohio and Montreal, Canada and also provided the planned timeline for phasing out production at a leased facility in Abbott Laboratories' North Chicago, Illinois campus. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis. The restructuring costs are expected to be incurred through 2009 and consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

        Hospira recorded pre-tax restructuring charges in cost of products sold in the following segments:

	Year Ended December 31,
(dollars in thousands)
	2007	2006	2005
U.S.	$10,112	$15,586	$—
International	4,235	28,029	8,547

Total pre-tax restructuring
charges	$14,347	$43,615	$8,547

        Hospira has incurred $66.5 million, pre-tax, to date for restructuring charges related to these actions. In May 2006, the Donegal, Ireland manufacturing plant was sold for $11.5 million, resulting in a pre-tax gain of $7.9 million, which is reported in cost of products sold in the International segment. Hospira continued to occupy the plant under a short-term lease until all product transfers were completed in November 2006. In September 2006, the Montreal manufacturing plant was sold for $7.8 million, resulting in a pre-tax gain of $3.1 million, of which the full amount is being deferred and will be recognized at the end of the lease-back term. Hospira will continue to occupy the plant under a lease until all product transfers are completed, which is currently anticipated to be by the end of the first half of 2008. Hospira ceased production at the Ashland, Ohio facility during the second half of 2007. Hospira is currently evaluating the potential disposition of its Ashland, Ohio manufacturing plant and warehouse, and has begun to take the steps necessary to prepare for such disposition, including conducting environmental studies. At December 31, 2007 and 2006, Hospira had $0.6 million recorded for environmental clean-up costs related to these actions.

        The following summarizes the restructuring activity:

(dollars in thousands)	Employee-Related Benefit Costs (1)	Accelerated Depreciation	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—
Costs incurred	7,313	921	313	8,547
Payments	(49)	—	(313)	(362)
Non cash items	—	(921)	—	(921)

Balance at December 31, 2005	7,264	—	—	7,264
Costs incurred	35,354	5,822	2,439	43,615
Payments	(25,287)	—	(1,017)	(26,304)
Non cash items	(858)	(5,822)	(113)	(6,793)

Balance at December 31, 2006	16,473	—	1,309	17,782
Costs incurred	4,783	5,883	3,681	14,347
Payments	(10,285)	—	(4,359)	(14,644)
Non cash items	6,799	(5,883)	(52)	864

Balance at December 31, 2007	$17,770	$—	$579	$18,349

(1)
2007 includes pension plan curtailment gain of $2.1 million and a post-retirement medical and dental plan curtailment gain of $4.1 million related to the Montreal, Canada plant shutdown; a special pension termination benefits charge of $0.2 million and a post-retirement medical and dental plan curtailment gain of $0.9 million related to the Ashland, Ohio plant shutdown; and a pension settlement charge of $0.1 million related to the Donegal, Ireland plant shutdown. 2006 includes pension plan curtailment charge of $1.5 million related to the Ashland, Ohio plant shutdown and both a curtailment gain of $0.6 million and a special termination benefits charge of $1.2 million related to the Donegal, Ireland plant shutdown.

Note 5—Financial Instruments and Derivatives

        Hospira accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). Currency exposures include third-party trade payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the related asset or liability, and both are included in other income, net. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses related to such exposures are also included in other income, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133. Net forward contract (income) expense for the years ended December 31, 2007, 2006 and 2005 was $3.4 million, $(2.0) million and $(0.5) million, respectively, and are included in other income, net in the consolidated statements of income. The carrying value and fair value of forward contracts was a net payable of $10.6 million and $5.3 million as of December 31, 2007 and 2006, respectively.

        In January 2005, Hospira entered into interest rate swap transactions whereby the $300.0 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2007 and 2006, these interest rate swaps had an aggregate fair market value of $(0.2) million and $(8.2) million, respectively. If these derivative instruments had been terminated at December 31, 2007 and 2006, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

        The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable and payable, approximate their estimated fair values due to their short-term nature. Fair value of marketable securities and forward contracts is the quoted market price of the instrument held.

Note 6—Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, long-lived assets are reviewed when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In late 2007, Hospira made the decision to limit future research and development investments related to a previous acquisition of brain-function monitoring devices. As a result of this decision, Hospira considered the future cash flows expected to result from the intangible asset related to these devices and found the sum of the expected cash flows (undiscounted) to be less than the carrying value of the intangible asset, indicating impairment. In determining estimated fair value, Hospira used a discounted cash flow model. During 2007, Hospira recorded an impairment charge in the U.S. segment of $7.5 million, which is reported in cost of products sold. During 2005, Hospira became aware of certain indicators of potential impairment at its Ashland, Ohio and Montreal, Canada plants, the lowest level for which there are identifiable cash flows. These indicators included higher costs of manufacturing and lower expected future production volumes. Hospira considered the future cash flows expected to result from the operation of these facilities and found the sum of the expected future cash flows (undiscounted) to be less than the carrying value of the assets, indicating impairment. In determining the estimated fair values, Hospira considered external appraisals and quoted market prices. During 2005, Hospira recorded an impairment charge of $13.1 million which is reported in cost of products sold. Of the total impairment, $10.3 million is reported in the U.S. segment and $2.8 million in the International segment. The impairment related primarily to the carrying values of buildings and machinery and equipment. No impairments occurred in 2006. Considerable management judgment is necessary to estimate future cash flows and fair values. Accordingly, actual results could vary significantly from current estimates.

Note 7—Pension and Post-Retirement Benefits

        Retirement plans consist of defined benefit ("pension"), defined contribution, and post-retirement medical and dental plans. Plans cover certain employees both in and outside of the United States.

Benefit Plan Changes

        The pension plan for employees of the Ashland, Ohio plant was merged with the Hospira Annuity Retirement Plan (Hospira's primary pension plan) on April 1, 2006. As a result of the merger, the plan obligations of both plans were re-measured. This resulted in a decrease in the additional minimum pension liability of $24.4 million ($12.9 million net-of-tax). The reduction of the minimum pension liability is reflected in accumulated other comprehensive income (loss).

Net Pension and Medical and Dental Benefit Cost

        Net cost recognized for the three years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
(dollars in thousands)
	2007	2006	2005	2007	2006	2005
Service cost for benefits earned during the year	$2,960	$2,751	$2,103	$649	$2,102	$1,437
Interest cost on projected benefit obligations	25,348	24,432	22,070	3,478	3,371	3,154
Expected return on plans' assets	(29,388)	(29,861)	(29,428)	—	—	—
Net amortization	4,665	3,162	1,219	900	1,747	1,932
Curtailment of benefits(1)	(1,702)	2,070	—	(5,016)	—	—

Net cost	$1,883	$2,554	$(4,036)	$11	$7,220	$6,523

(1)
The net curtailment income for pension plans and post-retirement medical and dental plans in 2007 relate to the planned shutdown of the Montreal, Canada, Ashland, Ohio, and Donegal, Ireland plants. The net curtailment charge for pension plans in 2006 relate to the planned shutdown of the Ashland, Ohio and Donegal, Ireland plants.

Changes in Benefit Obligations and Plan Assets

        Information about the changes in benefit obligations and plan assets for the periods ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

			Medical and Dental Plans
	Pension Plans
(dollars in thousands)
	2007	2006	2007	2006
Projected benefit obligations at beginning of year	$446,124	$426,112	$51,333	$59,556
Service cost	2,960	2,751	649	2,102
Interest cost	25,348	24,432	3,478	3,371
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs	(29,195)	4,555	7,151	(11,377)
Benefits paid	(20,274)	(11,976)	(2,841)	(2,319)
Mayne Pharma acquisition and other(1)	19,076	—	11,299	—
Curtailment	(2,547)	552	(4,160)	—
Other, primarily foreign currency translation	3,685	(302)	66	—

Projected benefit obligations at end of year	$445,177	$446,124	$66,975	$51,333

Plan assets at fair value at beginning of year	$373,301	$343,246	$—	$—
Actual return on plans' assets	30,003	39,163	—	—
Company contributions	1,865	2,042	2,841	2,319
Benefits paid	(20,274)	(11,976)	(2,841)	(2,319)
Mayne Pharma acquisition and other(1)	1,677	—	—	—
Other, settlements and foreign currency translation	(9,923)	826	—	—

Plan assets at fair value at end of year	$376,649	$373,301	$—	$—

Funded status	$(68,528)	$(72,823)	$(66,975)	$(51,333)
Unrecognized actuarial losses, net	—	—	—	—
Unrecognized prior service cost	—	—	—	—

Net accrued benefit cost	$(68,528)	$(72,823)	$(66,975)	$(51,333)

Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$5,066	$3,052	$—	$—
Accrued benefit cost	(73,594)	(75,875)	(66,975)	(51,333)

Net accrued benefit cost	$(68,528)	$(72,823)	$(66,975)	$(51,333)

Recognized in accumulated other comprehensive loss:
Net actuarial loss	$73,642	$95,064	$26,543	$18,706
Net prior service cost	—	50	—	(963)

Total Recognized	$73,642	$95,114	$26,543	$17,743

(1)
Includes all plans acquired as a result of the Mayne Pharma acquisition and other plans.

        The estimated actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2008 is $3.1 million. The estimated actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic medical and dental benefit cost during 2008 is $1.3 million.

Application of SFAS No. 158 as of December 31, 2006

        In September 2006, the FASB issued SFAS No. 158. One provision of SFAS No. 158 requires full recognition of the funded status of Hospira's defined benefit and post-retirement plans. Adoption of this provision did not impact earnings.

        The following table indicates the pre-tax incremental effect of the application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 for Hospira's major U.S. and international plans.

(dollars in thousands)	Before SFAS No. 158	Adjustment	After SFAS No. 158
Pension Plans:
Prepaid benefit cost	$3,596	$(544)	$3,052
Accrued benefit liability	(75,606)	(269)	(75,875)
Accumulated other comprehensive income	94,301	813	95,114
Medical and Dental Plans:
Prepaid benefit cost	$—	$—	$—
Accrued benefit liability	(33,590)	(17,743)	(51,333)
Accumulated other comprehensive income	—	17,743	17,743

        Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss) under SFAS No. 158 for the year ended December 31, 2007, for Hospira's pension and post-retirement medical and dental benefit plans, is as follows:

	Year ended December 31, 2007
(dollars in thousands)	Pension Plans	Medical and Dental Plans
Net (gain)/loss arising during the year	$(16,116)	$7,151
Net amortization	(5,289)	(44)

Net cost	$(21,405)	$7,107

Actuarial Assumptions

        Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, primarily using a measurement date of November 30, are as follows:

	2007	2006	2005
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	5.9%	5.7%	5.7%
Expected aggregate average long-term change in compensation	2.6%	3.6%	3.6%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	5.7%	5.7%	6.0%
Expected long-term rate of return on plan assets	8.1%	8.4%	8.5%
Expected aggregate average long-term change in compensation	3.6%	3.6%	3.5%

        The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The assumed healthcare cost trend rates for Hospira's major medical and dental plan are as follows:

	2007	2006	2005
Healthcare cost trend rate assumed for the next year:
Pre-65 years of age	7.5%	8%	10%
Post-65 years of age	9%	10%	10%
Rate that the cost trend rate gradually declines to:
Pre-65 years of age	5%	5%	5%
Post-65 years of age	5%	5%	5%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2013	2012	2010
Post-65 years of age	2016	2011	2010

        A one percentage point increase/(decrease) in the assumed healthcare cost trend rate, with other assumptions held constant, would increase/(decrease) the service and interest components of net post-retirement medical and dental cost for the year ended December 31, 2007, by approximately $0.3/($0.3) million, and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $6.7/($5.7) million.

Pension Plan Assets

        The weighted average asset allocation for Hospira's major pension plan at December 31, and target allocation by asset category are as follows:

		Percentage of plan assets at
Asset Category	Target Allocation
		2007	2006
U.S. & international equity securities	60%	59%	61%
Debt securities	40%	41%	39%

Total	100%	100%	100%

        The investment mix between equity securities and debt securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile debt securities. In addition, the mix between equity securities and debt securities is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plans hold no direct investments in securities of Hospira.

Cash Funding and Benefit Payments

        Based on Federal laws and regulations, Hospira is not required to make any contributions, and does not expect to make any discretionary contributions to its pension plans in 2008. The U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Under ERISA the Pension Benefit Guaranty Corporation ("PBGC"), has the authority to terminate underfunded pension plans under limited circumstances. In the event our U. S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the U.S. plans underfunding.

        Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts for pensions, are as follows:

(dollars in thousands)	Pension Plans	Medical and Dental Plans
2008	$17,384	$4,654
2009	18,136	4,818
2010	19,176	4,936
2011	20,279	5,087
2012	21,251	5,110
Years 2013 through 2017	127,001	25,070

Defined Contribution Plans

        Hospira's employees participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2007, 2006 and 2005, Hospira's contributions were $36.1 million, $34.8 million and $48.1 million, respectively. Included in 2005 was a $13.8 million special company contribution.

Note 8—Taxes on Earnings

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

(dollars in thousands)	2007	2006	2005
Earnings Before Taxes
Domestic	$54,867	$191,078	$187,904
Foreign	132,919	133,619	134,171

Total	$187,786	$324,697	$322,075

Taxes on Earnings
Current:
U.S. Federal	$11,394	$99,625	$78,949
State	2,455	8,052	4,045
Foreign	(11,500)	9,808	9,151

Total current	2,349	117,485	92,145

Deferred:
Domestic	29,433	(26,276)	(1,945)
Foreign	19,246	(4,191)	(3,763)

Total deferred	48,679	(30,467)	(5,708)

Total	$51,028	$87,018	$86,437

        Tax payments, net of refunds, of $72.4 million and $28.6 million were made on earnings for the twelve-month periods ended December 31, 2007 and December 31, 2006, respectively. Operating loss carryforwards at December 31, 2007 amounted to $109.7 million, which are subject to expiration in periods from 2017 through 2025, or are unlimited.

        Hospira adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Hospira recognized a $2.1 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase in the January 1, 2007 balance of retained earnings of $2.1 million. The gross amount of unrecognized tax benefits at December 31, 2007 is $144.5 million. The amount, if recognized, that would affect the effective tax rate is $131.5 million.

        Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2007, Hospira has recorded liabilities of $10.8 million for the payment of interest and penalties.

        Hospira began operations as a new taxpayer on May 1, 2004, and the U.S. federal tax returns for 2004 and 2005 are currently under examination by the Internal Revenue Service. Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next 12 months. However, the ultimate resolution of the 2004-2005 IRS audit is dependent on a number of factors and procedures that cannot be predicted at this time. In addition, certain tax statutes are also expected to close within the 12 month timeframe. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

        Hospira remains open to tax examination for post-spin periods in all major tax-paying jurisdictions, including Australia, Canada, Ireland, Italy, United Kingdom and the United States.

        The following table summarizes the activity related to Hospira's unrecognized tax benefits:

(dollars in thousands)
Unrecognized tax benefits at January 1, 2007	$113,142
Current year increases/(decreases)	31,845
Audit settlements	—
Statute lapses	—
Adjustments to prior amounts	(512)

Unrecognized tax benefits at December 31, 2007	$144,475

        U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings of certain foreign subsidiaries of $316.2 million at December 31, 2007, after the repatriation noted below. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends. The American Jobs Creation Act of 2004 (the "Jobs Act") provided for a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer, provided certain criteria were met, including a domestic reinvestment plan for such earnings. In 2005, Hospira recorded an income tax charge of $9.1 million in connection with the repatriation of $175.0 million of qualified foreign earnings under the Jobs Act.

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(19.6)	(14.6)	(11.9)
Repatriated earnings	—	—	2.8
State taxes, net of federal benefit	3.5	2.8	1.7
Foreign rate differential	(1.7)	—	—
In-Process Research and Development	15.9	0.8	—
Capital loss valuation allowance	2.4	—	—
Research credit	(2.5)	(0.4)	—
All other, net	(5.8)	3.2	(0.8)

Effective tax rate	27.2%	26.8%	26.8%

        The temporary differences that give rise to deferred tax assets and liabilities as of December 31 were as follows:

	2007		2006
(dollars in thousands)
	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits, and benefit plan liabilities	$75,096	$—	$76,897	$—
Trade receivable reserves and chargeback accruals	41,602	—	23,146	48
Inventories	85,332	—	58,167	—
State income taxes	6,044	—	20,426	1,751
Property and equipment	—	28,006	14,623	47,154
Intangibles	—	53,511	16,308	2,974
Investments	11,258	—	6,630	3,195
Net operating losses	32,370	—
Other accruals, carryforwards, and reserves
not currently deductible	35,469	—	53,600	—
Valuation allowance	(8,537)	—	(1,300)	—

Total	$278,634	$81,517	$268,497	$55,122

        Valuation allowance consists of $8.5 million and $1.3 million for certain tax credits and capital losses in 2007 and 2006, respectively.

Note 9—Sales-Type Leases

        The net investment in sales-type leases of certain drug delivery pumps consists of the following:

	December 31,
(dollars in thousands)
	2007	2006
Minimum lease payments receivable	$42,252	$40,944
Unguaranteed residual value of leased equipment	—	—
Unearned interest income	(3,678)	(4,222)
Allowance for estimated uncollectible sales-type leases	(26)	(29)

Net investment in sales-type leases	38,548	36,693
Current portion(1)	(14,102)	(10,980)

Net investment in sales-type leases, less current portion(1)	$24,446	$25,713

(1)
The current and long-term portions are recorded in trade receivables and other assets, respectively, in the balance sheet.

        Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2007 are as follows:

(dollars in thousands)	Sales-Type Leases
2008	$15,942
2009	14,333
2010	7,908
2011	3,125
2012	815
Thereafter	129

$42,252

Note 10—Short-term Borrowings and Long-term Debt

        Hospira's debt consists of the following at December 31, 2007 and 2006:

(dollars in thousands)	2007	2006
Long-term debt:
4.95% Notes due 2009	$300,000	$300,000
Term loan due 2010 (weighted-average floating interest rate of 5.92% at December 31, 2007)	55,560	—
Floating rate notes due 2010 (weighted-average floating interest rate of 5.79% at December 31, 2007)	375,000	—
5.55% Notes due 2012	500,000	—
5.90% Notes due 2014	400,000	400,000
6.05% Notes due 2017	550,000	—
International borrowings due 2008	—	4,914
Other unsecured loans due 2009	393	—
Securitized mortgage note due 2015	4,829	4,871
Economic development promissory notes due 2015	1,148	1,320
Fair value of interest rate swap instruments	(211)	(8,181)

Total long-term debt	2,186,719	702,924
Unamortized debt discount	(2,334)	(880)

Long-term debt	2,184,385	702,044
Short-term borrowings	58,494	4,532

Total debt	$2,242,879	$706,576

        The aggregate maturities of debt, excluding the fair value of interest rate swap instruments and unamortized debt discount, for each of the next five years are as follows: $58.5 million in 2008, $356.8 million in 2009, $375.9 million in 2010, $0.9 million in 2011 and $1,453.4 million thereafter.

Mayne Pharma Acquisition

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

        Under the three-year term loan facility, before giving effect to any prepayments (which reduce the repayment amounts on a pro rata basis), Hospira was required to repay $12.5 million in principal at the end of each quarter in 2007. Hospira must repay $50.0 million at the end of each quarter in 2008 and $62.5 million at the end of each quarter in 2009 (with the final payment to be made on the maturity date of January 15, 2010). Hospira is permitted to prepay amounts borrowed under the term loan from time to time without penalty. During 2007, Hospira prepaid $359.7 million in principal amount of the term loan, in addition to the rescheduled $40.3 million in principal, for a total of $400.0 million. The $40.3 million of payments in principal reflect a reduction in original mandatory payments due to prepayments made in 2007. As a result of the prepayments made in 2007, the amount due within one year is $44.4 million, and is recorded as short-term borrowings. Borrowings under the term loan facility and bridge loan facility bear interest at LIBOR plus a margin that is determined based on Hospira's senior unsecured debt ratings from Standard & Poor's and Moody's. Based on Hospira's ratings of BBB (stable outlook) from Standard & Poor's and Baa3 (negative outlook) from Moody's, the margin is currently 0.60%.

        On March 23, 2007, Hospira issued $375.0 million principal amount of Floating Rate Notes due in 2010, $500.0 million principal amount of 5.55% Notes due in 2012 and $550.0 million principal amount of 6.05% Notes due in 2017 in a registered public offering. The Floating Rate Notes due in 2010 bear interest at three-month LIBOR plus 48 basis points. All series of notes are due on March 30 of the year of maturity. The net proceeds of the notes (after deducting approximately $10.0 million of underwriters' discounts and offering expenses of $4.2 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

        The estimated aggregate fair value of these notes equaled $1,460.8 million at December 31, 2007. The fair market value is based on quoted market prices.

$700 Million Senior Unsecured Notes

        On June 15, 2004, Hospira completed an offering of a $700.0 million aggregate principal amount of notes consisting of $300.0 million principal amount of five-year senior unsecured notes and $400.0 million principal amount of ten-year senior unsecured notes. The $300.0 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400.0 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the short-term senior unsecured credit facility entered into as part of the spin-off from Abbott.

        The estimated aggregate fair value of the senior unsecured notes equaled $731.7 million at December 31, 2007. The fair market value is based on quoted market prices. In January 2005, Hospira entered into interest rate swap transactions whereby the $300.0 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. At December 31, 2007, these interest rate swaps had an aggregate fair market value of $(0.2) million. If these derivative instruments had been terminated at December 31, 2007, this estimated fair value represents the amount that Hospira would have to pay to counterparties.

$1.75 Million Economic Development Promissory Notes

        In March 2005, Hospira issued economic development promissory notes, the proceeds of which were used for a distribution facility expansion. The $1.75 million ten-year notes bear a fixed rate of interest of 2.0%, with principal and interest due monthly.

International Borrowings

        Hospira's foreign affiliates have entered into various loan agreements in their local currency, which are used to optimize the capital structure. As of December 31, 2007 and 2006, Hospira had $7.7 million and $8.8 million of such loans outstanding, respectively, of which $7.7 million and $3.9 million were classified as short-term, respectively.

Acquired Debt

        In connection with the acquisition of Mayne Phama in the first quarter of 2007, Hospira assumed a $1.4 million bank term loan which bears a fixed rate of interest of 3.75%, with principal and interest due semi-annually, ending in June 2009, of which $1.1 million is classified as short-term. Additionally, Hospira assumed a $4.6 million unsecured loan, of which $4.5 million is classified as short term. This loan bears a fixed rate of 1.0% with payments due annually, ending in September 2009.

        In connection with the acquisition of BresaGen in the fourth quarter of 2006, Hospira assumed a $5.4 million mortgage note that is secured by land and building, of which $0.6 million is classified as short-term. The agreement bears a fixed rate of interest of 7.47%, with payments of principal and interest due quarterly, ending in March 2015.

$375 Million Unsecured Revolving Credit Facility

        Hospira has a five-year $375.0 million unsecured revolving credit facility (the "Revolver"), which it entered into on December 16, 2005 and amended on January 15, 2007. The Revolver was amended to permit the Mayne Pharma acquisition and to temporarily increase the maximum leverage ratio and lower the minimum interest coverage ratio. The Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are 0.60%, 0.075% and 0.10%, respectively, as of December 31, 2007, and are subject to increase or decrease if there is a change in Hospira's current credit ratings. The amount of available borrowings may be increased to a maximum of $500.0 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2007, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

Debt Covenants

        The Revolver and the indenture governing Hospira's senior unsecured notes (which includes the Mayne Pharma Debt and the $700 million senior unsecured notes) contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur unsecured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. A description of certain covenants is set forth below.

        Change of Control.    The notes issued on March 23, 2007 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody's and Standard & Poor's at or within a specified time after the time of announcement of the change of control transaction. A change of control, as described above, would constitute an event of cross default under the term loan agreement and Hospira's revolving credit agreement.

        Financial Covenants.    Hospira's term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira's debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira's transition from Abbott, expenses relating to Hospira's manufacturing optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the twelve months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira's earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense (interest expense and net capitalized interest), in each case for the twelve months ended on the last day of each quarter.

        The maximum leverage ratio is 3.25 as of December 31, 2007, and for all periods thereafter. The minimum coverage ratio is 5.00 as of December 31, 2007, and for all periods thereafter.

        As of December 31, 2007, Hospira was in compliance with all applicable covenants.

Note 11—Segment and Geographic Information

        Hospira's principal business is the development, manufacture and sale of a broad line of products, including specialty injectable pharmaceuticals and medication delivery systems, and the provision of injectable pharmaceutical contract manufacturing services. Hospira has two reportable segments: U.S. and International.

        Hospira's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Certain immaterial reclassifications have been made to the basis of presentation to facilitate comparable reporting. For internal management reporting, intersegment transfers of inventories are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

	Net Sales to External Customers			Income from Operations
(dollars in thousands)
	2007	2006	2005	2007	2006	2005
U.S.	$2,374,098	$2,220,501	$2,187,775	$308,494	$384,240	$328,517
International	1,062,140	468,004	438,921	76,636	15,572	68,407

Total reportable segments	$3,436,238	$2,688,505	$2,626,696	385,130	399,812	396,924

Corporate functions				(82,504)	(60,228)	(60,309)

Income from operations				302,626	339,584	336,615
Other, net				(114,840)	(14,887)	(14,540)

Income before income taxes				$187,786	$324,697	$322,075

	Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
(dollars in thousands)
	2007	2006	2005	2007	2006	2005	2007	2006
U.S.	$127,502	$118,506	$120,111	$175,969	$183,677	$209,078	$2,542,998	$2,142,786
International	107,637	38,211	36,180	32,282	50,961	48,954	2,541,668	704,801

Total reportable segments	$235,139	$156,717	$156,291	$208,251	$234,638	$258,032	$5,084,666	$2,847,587

Note 12—Shareholders' Equity

Common Stock

        Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share, of which four million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2007 and 2006, approximately 7.7 million and 10.0 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2007 and 2006, 166.2 million and 163.5 million shares are issued and 158.6 million and 155.9 million shares are outstanding, respectively.

Treasury Stock

        In February 2006, Hospira's board of directors authorized the repurchase of up to $400.0 million of Hospira's common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2007, Hospira had repurchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Since Hospira intends to dedicate a substantial portion of its future cash to servicing debt and integrating Mayne Pharma into its operations, Hospira does not expect to repurchase any shares in 2008.

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

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss), net of taxes as of December 31 consisted of the following:

(dollars in thousands)	2007	2006
Cumulative foreign currency translation gains	$129,666	$12,910
Cumulative retirement plans unrealized losses, net of tax(1)	(59,997)	(68,840)
Cumulative unrealized (loss) gains on marketable equity securities, net of tax	(266)	5,166
Cumulative unrealized losses on cash flow hedges, net of tax	(1,762)	—

Accumulated Other Comprehensive Income (Loss)	$67,641	$(50,764)

(1)
2006 includes $10.7 million, net of tax relating to the adoption of SFAS No. 158.

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

(shares in thousands, except per share amounts)	2007	2006	2005
Weighted average basic common shares outstanding	156,919	157,368	159,275
Assumed exercise of stock options	3,245	3,056	2,359

Weighted average dilutive common shares outstanding	160,164	160,424	161,634

Earnings Per Common Share:
Basic	$0.87	$1.51	$1.48

Diluted	$0.85	$1.48	$1.46

        For 2007, 2006 and 2005, there were outstanding options to purchase approximately 2.5 million, 2.8 million and 0.7 million shares of Hospira stock, respectively, for which the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 14—Incentive Stock Program

Plan Overview

        Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), which became effective April 30, 2004, provides for the grant of up to 31.0 million shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. The option exercise price generally may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2007, approximately 7.7 million shares remain available for grant.

        In May 2007, 2006 and 2005, 2.7 million, 2.2 million and 2.6 million options were granted to certain employees for the annual stock option grants, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three years and have either a seven or a ten-year term.

Option Activity and Outstanding Options

        A summary of information related to stock options is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2005	13,111,691	$29.65
Granted	2,819,560	41.68
Exercised	(2,189,566)	27.05
Lapsed	(172,219)	33.15

Outstanding at December 31, 2006	13,569,466	32.52
Granted	3,134,035	39.93
Exercised	(3,000,870)	28.88
Lapsed	(568,816)	39.07

Outstanding at December 31, 2007(1)	13,133,815	$34.84	5.70	$102,974

Exercisable at December 31, 2007	8,009,249	$31.94	4.83	$86,199

(1)
The difference between options outstanding and those expected to vest is not significant.

        The total intrinsic value of options exercised during 2007, 2006 and 2005 was $35.6 million, $34.3 million and $58.5 million, respectively.

        Summarized information about Hospira stock options outstanding and exercisable at December 31, 2007, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.01 – $25.00	578,695	4.3	$22.85	578,695	$22.85
$25.01 – $30.00	3,165,425	3.7	27.01	3,165,425	27.01
$30.01 – $35.00	2,490,858	6.7	32.31	1,713,685	32.22
$35.01 – $40.00	4,037,126	5.6	39.11	1,259,758	37.42
$40.01 – $48.00	2,861,711	7.4	42.10	1,291,686	42.36

$12.01 – $48.00	13,133,815	5.7	$34.84	8,009,249	$31.94

Stock-Based Compensation

        On January 1, 2006, Hospira adopted SFAS No. 123R, which requires, among other changes, that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which previously allowed pro forma disclosure of certain share-based compensation expense. Further, SFAS No. 123R supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which previously allowed the intrinsic value method of accounting for stock options. Such method was applied by Hospira, and accordingly, Hospira's reported net income had not included recognition of stock-based compensation expense prior to the adoption of SFAS No. 123R.

        Hospira adopted SFAS No. 123R as of January 1, 2006, using the modified prospective transition method. In accordance with the modified prospective transition method, Hospira's consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Stock-based compensation expense of $39.4 million and $35.9 million was recognized under SFAS No. 123R for the years ended December 31, 2007 and 2006, respectively. The related income tax benefit recognized was $14.6 million and $12.5 million for the years ended December 31, 2007 and 2006, respectively. As noted above, there was no stock-based compensation expense related to employee stock options recognized in the consolidated statement of income and comprehensive income during the year ended December 31, 2005.

        The following table illustrates the pro forma effect on net income and earnings per share if Hospira had applied the fair value recognition provisions of SFAS No. 123 during 2005.

(dollars in thousands, except per share amounts)	2005
Net Income, as reported	$235,638
Hospira stock-based compensation, net of tax	15,575

Pro forma net income including all stock-based compensation expense	$220,063

Basic earnings per share, as reported	$1.48

Basic earnings per share, pro forma	$1.38

Diluted earnings per share, as reported	$1.46

Diluted earnings per share, pro forma	$1.36

        SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For options exercised during 2007 and 2006, this excess tax benefit was $2.3 million and $3.4 million, respectively.

        As of December 31, 2007, there was $41.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares becoming fully vested during 2007, 2006 and 2005 was $10.7 million, $12.3 million and $14.5 million, respectively.

        The weighted average fair value for the Hospira options granted in 2007, 2006 and 2005 was $13.93, $15.82 and $11.28, respectively. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira's stock and historical volatility of peer companies. Expected life assumptions for 2007 and 2006 are based on the "simplified" method as described in SAB No. 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31 are as follows:

	2007	2006	2005
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	33.8%	31.0%	30.0%
Expected life (years)	4.4	5.7	4.9
Risk-free interest rate	4.6%	4.9%	3.9%
Dividend yield	0.0%	0.0%	0.0%

Restricted Stock and Units

        Hospira issues restricted stock and units with a vesting period ranging from one to three years. A summary of restricted stock and unit activity is as follows:

Hospira Restricted Stock and Units	Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2005	29,353	$36.47
Granted	24,151	41.73
Vested	(10,266)	38.06
Lapsed	—	—

Outstanding at December 31, 2006	43,238	39.02
Granted	86,362	40.33
Vested	(9,400)	41.05
Lapsed	—	—

Outstanding at December 31, 2007	120,200	$39.80

        The fair value of restricted stock awards and units vested in 2007, 2006 and 2005 was $0.4 million, $0.4 million and $0.2 million, respectively. Compensation expense recognized for the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $0.5 million and $0.8 million, respectively.

Note 15—Commitments and Contingencies

Commercial Commitments

        Hospira's commercial commitments as of December 31, 2007, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. As of December 31, 2007, Hospira had $21.1 million of outstanding letters of credit, with a majority expiring in 2008. No amounts have been drawn under these letters of credit.

Leases

        Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2007, were:

(dollars in thousands)
2008	$32,398
2009	29,656
2010	23,674
2011	22,053
2012	20,663
Remaining Years	39,638

Total minimum future lease payments	$168,082

        Lease expense under operating leases totaled $26.9 million, $22.1 million and $24.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Litigation

        Hospira, Abbott, or in some instances both, are involved in various claims and legal proceedings, including product liability claims and proceedings related to Hospira's business.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Abbott Laboratories and Hospira, Inc, Case No. GV-04-001286, pending in the District Court of Travis County, Texas and State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii. Hospira denies all material allegations asserted against it in these two lawsuits. Hospira has been dismissed as a defendant in the case, United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories, Inc., et al Case No. 95-1354, pending in the United States District Court for the Southern District of Florida. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott Laboratories interfered with employee benefits in violation of the Employee Retirement Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Hospira denies all material allegations asserted against it in the complaint.

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

        Hospira's product liability claim exposures are evaluated each reporting period. Hospira's reserves, which are not material at December 31, 2007 and 2006, are the best estimate of loss, as defined by SFAS No. 5. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

        Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not possible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 16—Supplemental Financial Information

	December 31,
(dollars in thousands)
	2007	2006
Other Accrued Liabilities:
Accrued rebates	$106,481	$65,088
Income taxes payable	10,045	142,143
All other	276,998	161,458

Total	$393,524	$368,689

	December 31,
(dollars in thousands)
	2007	2006
Post-Retirement Obligations and Other Long-Term Liabilities:
Accrued post-retirement medical and dental costs(a)	$66,975	$47,357
Pension liabilities(a)	68,528	75,539
Unrecognized tax benefits, penalties and interest	144,475	—
All other	30,132	52,396

Total	$310,110	$175,292

(a)
See Note 7 regarding changes in accrued pension and post-retirement obligations

	Year Ended December 31,
(dollars in thousands)
	2007	2006	2005
Other Income, net:
Interest income	$(15,082)	$(17,074)	$(15,052)
Foreign exchange	(1,555)	(1,057)	(134)
All other (income) expense	(3,040)	1,994	1,450

Total	$(19,677)	$(16,137)	$(13,736)

Note 17—Quarterly Data (Unaudited)

(dollars in thousands, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Net Sales	$782,798	$869,356	$838,019	$946,065
Gross Profit	274,549	266,238	294,531	338,605
Income From Operations	14,375	67,645	106,627	113,979
Net (Loss) Income	(29,356)	30,678	59,379	76,057
Earnings per common share, basic	$(0.19)	$0.20	$0.38	$0.48

Earnings per common share, diluted	$(0.19)	$0.20	$0.37	$0.47

Weighted average common shares outstanding, basic	156,076	156,699	157,091	157,770

Weighted average common shares outstanding, diluted	158,357	159,526	160,072	160,282

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Net Sales	$664,294	$671,101	$646,640	$706,470
Gross Profit	244,796	225,086	219,028	250,333
Income From Operations	112,001	74,958	79,052	73,573
Net Income	80,183	54,150	55,945	47,401
Earnings per common share, basic	$0.50	$0.35	$0.36	$0.30

Earnings per common share, diluted	$0.49	$0.34	$0.35	$0.30

Weighted average common shares outstanding, basic	160,933	156,448	156,359	155,814

Weighted average common shares outstanding, diluted	164,345	159,655	158,781	157,629

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Chairman and Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira's disclosure controls and procedures were effective.

        Changes in internal controls.    There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

Item 9B. Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Executive Officers

        Christopher B. Begley, age 55, is Hospira's Chairman and Chief Executive Officer. He has served in such positions since the spin-off in April 2004. Mr. Begley provided 18 years of service to Abbott Laboratories, a global broad-based healthcare company, and served as Senior Vice President, Hospital Products, from 2000 to April 2004. Prior to his appointment as Senior Vice President, Hospital Products, Mr. Begley served as Senior Vice President, Chemical and Agricultural Products from 1999 to 2000, Vice President, Abbott Health Systems, from 1998 to 1999, and Vice President, MediSense Operations, in 1998. Mr. Begley is a director of Sara Lee Corporation, the Executives' Club of Chicago, Healthcare Leadership Council, AdvaMed and the Generic Pharmaceutical Association (GPhA).

        Terrence C. Kearney, age 53, is Hospira's Chief Operating Officer. He has served in such position since April 2006. From April 2004 to April 2006, he served as Hospira's Senior Vice President, Finance, and Chief Financial Officer, and he served as Acting Chief Financial Officer through August 2006. Mr. Kearney served as Vice President and Treasurer of Abbott from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott's International Division. Mr. Kearney provided 24 years of service to Abbott.

        Edward A. Ogunro, Ph.D., age 55, who retired on December 31, 2007, was Hospira's Senior Vice President, Research and Development, Medical Affairs and Chief Scientific Officer. He had served in such position since the spin-off in April 2004. Dr. Ogunro served as Vice President, Hospital Products Research and Development, Medical and Regulatory Affairs of Abbott from 1999 to April 2004. Dr. Ogunro was Divisional Vice President for Abbott's Immunodiagnostics and Chemistry R&D Organization from 1995 to 1999 and served with Abbott for 21 years.

        Brian J. Smith, age 56, is Hospira's Senior Vice President, General Counsel and Secretary. He has served in such position since the spin-off in April 2004. Mr. Smith served as Divisional Vice President, Domestic Legal Operations of Abbott from 1995 to April 2004 and served with Abbott for 25 years.

        Thomas E. Werner, age 50, is Hospira's Senior Vice President, Finance, and Chief Financial Officer. He has served in such position since August 2006. Mr. Werner served as Senior Vice President, Finance, and Chief Financial Officer of Böwe Bell + Howell, a service, manufacturing and software company that provides document processing and postal solutions. Prior to joining Böwe Bell + Howell in late 2001, he served as Chief Financial Officer for Xpedior Incorporated, a software developer and integrator; and uBid, Inc., an e-commerce company, and as Corporate Controller for Gateway, Inc., a seller of personal computers and related products and services.

        Richard J. Hoffman, age 41, is Hospira's Vice President, Corporate Controller and Chief Accounting Officer. He has served in such position since August 2007. From 2000 until his appointment by Hospira, Mr. Hoffman was employed by CNH Global N.V. (Case New Holland). His last position was Corporate Controller and Chief Accounting Officer, which he held since July 2004. Prior to that time he served as Assistant Corporate Controller and Chief Accounting Officer and in various finance and reporting roles.

        Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K under the Securities Act of 1933) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira's Code of Business Conduct, which is available free of charge on Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its Web site any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira's principal executive officer, principal financial officer or principal accounting officer and controller.

Directors and Corporate Governance

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Election of Directors—Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2008 Hospira Proxy Statement. The 2008 Proxy Statement will be filed on or about March 30, 2008.

        The certifications by Hospira's chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this report. During 2007, Hospira's chief executive officer provided an unqualified certification as to compliance with the New York Stock Exchange corporate governance listing standards.

Item 11.    Executive Compensation

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Director Compensation," "Election of Directors—Compensation Disclosure and Analysis," (including all sub-captions thereunder), "Election of Directors—Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Election of Directors—Compensation Committee Report" in the 2008 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The disclosure contained in Part II. Item 5 under "Equity Compensation Plan Information" is incorporated herein by reference. Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2008 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated herein by reference is the text to be included under the caption "Certain Relationships and Related Transactions" in the 2008 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated herein by reference is the text to be included under the caption "Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants" (including all sub-captions thereunder) in the 2008 Proxy Statement.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Form 10-K.

  1.
  Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," for a list of financial statements.

  2.
  Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	101
Schedules I, III, IV and V are not included because they are not required
  3.
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 102 through 105.

  (b)
  Exhibits filed:    See Exhibit Index from pages 102 through 105.

  (c)
  Financial Statement Schedules filed.    See page 101.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.
By:	/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chairman of the Board of Directors and Chief Executive Officer Date: February 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 28, 2008 in the capacities indicated below.

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS E. WERNER Thomas E. Werner Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)
/s/ RICHARD J. HOFFMAN Richard J. Hoffman Vice President and Corporate Controller (Principal Accounting Officer)
/s/ IRVING W. BAILEY, II Irving W. Bailey, II Director
/s/ CONNIE R. CURRAN Connie R. Curran Director
/s/ ROGER W. HALE Roger W. Hale Director

/s/ RONALD A. MATRICARIA Ronald A. Matricaria Director
/s/ JACQUE J. SOKOLOV Jacque J. Sokolov M.D. Director
/s/ JOHN C. STALEY John C. Staley Director
/s/ MARK F. WHEELER Mark F. Wheeler M.D. Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2007
(dollars in thousands)

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of period
Year ended December 31, 2007	$13,688	$8,129	$(7,741)	$14,076
Year ended December 31, 2006	16,887	10,590	(13,789)	13,688
Year ended December 31, 2005	16,083	10,897	(10,093)	16,887

(1)
Includes $1.5 million related to the Mayne Pharma acquisition.
(2)
Represents accounts written off as uncollectible, net of collections on accounts previously written off.

Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of period
Year ended December 31, 2007	$48,171	$54,348	$(37,699)	$64,820
Year ended December 31, 2006	39,569	30,406	(21,804)	48,171
Year ended December 31, 2005	41,160	32,560	(34,151)	39,569

(1)
Includes $15.1 million related to the Mayne Pharma acquisition.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Registration Statement on Form 10 (File No. 1-31946) and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Current Report on Form 8-K filed on February 23,2007, and incorporated herein by reference).
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
10.8	Hospira 2004 Long-Term Stock Incentive Plan, as amended.*
10.8(a)	Form of Conversion Incentive Option Terms (filed as Exhibit 10.8(a) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
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
10.8(f)(i)	Form of Amendment of Non-Employee Director Restricted Stock Award Agreement.*
10.8(g)
Form of Non-Employee Director Non-Qualified Stock Option Terms (filed as Exhibit 10.8(g) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.9	Hospira, Inc. 2004 Performance Incentive Plan, as amended.*
10.10	Hospira, Inc. Non-Employee Directors' Fee Plan, as amended.*

10.11	Hospira, Inc. 401(k) Supplemental Plan (filed as Exhibit 10.11 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.12(a)
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney, Edward A. Ogunro and Brian J. Smith regarding Change in Control (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.12(a)(i)	Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney and Brian J. Smith regarding Amendment to Change in Control.*
10.12(b)
Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Change in Control (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2006, and incorporated herein by reference).*
10.12(b)(i)	Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Amendment to Change in Control.*
10.12(c)
Agreement, dated January 15, 2007, between Hospira, Inc. and John Arnott (filed as Exhibit 10.12(c) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).*
10.13
Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney and Edward A. Ogunro (filed as Exhibit 10.13 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.14	The Hospira Supplemental Pension Plan (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference).*
10.15	Not used.
10.16
Credit Agreement and Guaranty, dated as of December 16, 2005, and amended as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein (filed as Exhibit 10.16 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.17
Term Loan Agreement, dated as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein (filed as Exhibit 10.17 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.18
Bridge Loan Agreement, dated as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein (filed as Exhibit 10.18 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
10.19	Hospira Non-Qualified Savings and Investment Plan.*
10.20	Hospira Corporate Officer Severance Plan (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference).*
12.1	Statement regarding Computation of Ratios.

21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Christopher B. Begley under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Thomas E. Werner under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Christopher B. Begley under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Thomas E. Werner under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*
Management compensatory plan or arrangement.

QuickLinks

INCORPORATION OF DOCUMENTS BY REFERENCE
HOSPIRA, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Comparison of Cumulative Total Return
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
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Hospira, Inc. Schedule II—Valuation and Qualifying Accounts For the Three Years Ended December 31, 2007 (dollars in thousands)
EXHIBIT INDEX