Form 10-Q
period 2008-03-31
HOSPIRA INC
filed 2008-05-07
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-31946

HOSPIRA, INC.

A Delaware corporation	I.R.S. Employer Identification
No. 20-0504497

275 N. Field Drive
Lake Forest, Illinois 60045

Telephone:  (224) 212-2000

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒

As of April 30, 2008, Registrant had outstanding 159,095,276 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2008	2007
Net sales	$888.7	$782.8
Cost of products sold	574.7	508.2
Gross Profit	314.0	274.6

Research and development	49.9	43.5
Acquired in-process research and development	—	84.8
Selling, general and administrative	152.4	131.9
Income From Operations	111.7	14.4

Interest expense	31.4	30.5
Other income, net	(4.1)	(0.6)
Income (Loss) Before Income Taxes	84.4	(15.5)

Income tax expense	19.0	13.9
Net Income (Loss)	$65.4	$(29.4)

Earnings (Loss) Per Common Share:
Basic	$0.41	$(0.19)
Diluted	$0.41	$(0.19)
Weighted Average Common Shares Outstanding:
Basic	158.7	156.1
Diluted	161.0	158.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2008	2007
Cash Flow From Operating Activities:
Net income (loss)	$65.4	$(29.4)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Depreciation	47.1	41.2
Amortization of intangibles	16.9	9.2
Write-off of acquired in-process research and development	—	84.8
Step-up value of acquired inventories sold	—	21.4
Stock-based compensation expense	14.4	7.2
Changes in assets and liabilities-
Trade receivables	(13.6)	(18.6)
Inventories	(24.8)	(8.5)
Prepaid expenses and other assets	11.4	(4.1)
Trade accounts payable	6.1	5.1
Other liabilities	(47.8)	(64.3)
Other, net	(1.6)	5.8
Net Cash Provided by Operating Activities	73.5	49.8
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(42.9)	(51.9)
Acquisition of Mayne Pharma Limited, net of cash acquired	—	(1,961.3)
Purchases of intangibles and other investments	(38.2)	—
Settlements of foreign currency contracts	—	(41.2)
Proceeds from dispositions of product rights	—	13.8
Net Cash Used in Investing Activities	(81.1)	(2,040.6)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	3,335.7
Repayment of long-term debt	(25.0)	(1,437.5)
Other borrowings, net	5.0	(0.4)
Excess tax benefit from stock-based compensation arrangements	0.8	0.3
Proceeds from stock options exercised	12.3	15.6
Net Cash (Used in) Provided by Financing Activities	(6.9)	1,913.7
Effect of exchange rate changes on cash and cash equivalents	5.5	5.3
Net change in cash and cash equivalents	(9.0)	(71.8)
Cash and cash equivalents at beginning of period	241.1	322.0
Cash and cash equivalents at end of period	$232.1	$250.2

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$38.7	$15.0
Income taxes, net	$6.7	$30.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars and shares in millions, except par value)

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$232.1	$241.1
Trade receivables, less allowances of $14.1 in 2008 and $14.1 in 2007	588.1	559.0
Inventories:
Finished products	494.2	465.4
Work in process	147.4	128.2
Materials	164.9	173.0
Total inventories	806.5	766.6
Deferred income taxes	149.5	176.7
Prepaid expenses and other receivables	88.5	97.6
Total Current Assets	1,864.7	1,841.0
Property and equipment, at cost	2,643.0	2,620.2
Less: accumulated depreciation	1,364.0	1,343.3
Net Property and Equipment	1,279.0	1,276.9
Net intangible assets	551.2	554.0
Goodwill	1,259.5	1,240.9
Deferred income taxes	102.8	79.4
Investments	23.7	23.7
Other assets	64.3	68.8
Total Assets	$5,145.2	$5,084.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$57.9	$58.5
Trade accounts payable	196.3	190.3
Salaries, wages and commissions	112.3	143.6
Deferred income taxes	9.1	8.4
Other accrued liabilities	351.1	393.5
Total Current Liabilities	726.7	794.3
Long-term debt	2,170.6	2,184.4
Deferred income taxes	32.3	50.7
Post-retirement obligations and other long-term liabilities	315.7	310.1
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $0.01 - authorized: 400.0 shares; 166.6 and 166.2 shares issued, and 159.0 and 158.6 shares outstanding at March 31, 2008 and December 31, 2007, respectively	1.7	1.7
Preferred stock, par value $0.01 - authorized: 50.0 shares; issued and outstanding shares: 0 shares	—	—
Treasury stock, at cost: 2008 and 2007: 7.6 shares, respectively	(299.8)	(299.8)
Additional paid-in capital	1,189.6	1,160.2
Retained earnings	880.9	815.5
Accumulated other comprehensive income	127.5	67.6
Total Shareholders’ Equity	1,899.9	1,745.2
Total Liabilities and Shareholders’ Equity	$5,145.2	$5,084.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Treasury	Retained
	Shares	Amount	Income	Capital	Stock	Earnings	Total
Balances at December 31, 2007	158.6	$1.7	$67.6	$1,160.2	$(299.8)	$815.5	$1,745.2
Net income	—	—	—	—	—	65.4	65.4

Other comprehensive income	—	—	59.9	—	—	—	59.9

Changes in shareholders’ equity related to incentive stock programs	0.4	—	—	29.4	—	—	29.4
Balances at March 31, 2008	159.0	$1.7	$127.5	$1,189.6	$(299.8)	$880.9	$1,899.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Prior year segment disclosure has been reclassified to conform to the current year presentation.

On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma Limited (“Mayne Pharma”), an Australian public company listed on the Australian Stock Exchange. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after that date, which has affected comparability of the financial statements for the periods presented in this report.

For comparative purposes, Hospira made certain reclassifications to prior period amounts. The reclassifications did not affect net income or shareholders’ equity.

Note 2 – Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 141R on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

Note 3 – Fair Value Measures

Hospira adopted the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no impact to the condensed consolidated financial statements upon the adoption of SFAS No. 157.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

SFAS No. 157 establishes a fair value hierarchy for disclosure of the inputs used to measure fair values. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for similar assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157, in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	March 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$4.9	$—	$4.9	$—

Financial Liabilities:
Foreign currency forward exchange contracts	$(17.9)	$—	$(17.9)	$—
Interest rate swap derivative financial instrument	(3.3)	—	(3.3)	—

Hospira adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, Hospira has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items, therefore, there was no impact to the condensed consolidated financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections during the three months ended March 31, 2008.

Note 4 – Restructuring Costs

In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland. In February 2006, Hospira further announced plans to close manufacturing plants in Ashland, Ohio and Montreal, Canada, and also provided the planned timeline for phasing out production at a leased facility in North Chicago, Illinois. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis. The restructuring costs are expected to be incurred through 2009 and consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

Hospira recorded pre-tax restructuring charges in the following segments to cost of products sold:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Americas	$3.0	$5.4
EMEA	—	0.5
APAC	—	—
Total pre-tax restructuring charges	$3.0	$5.9

To date, Hospira has incurred pre-tax restructuring charges of $69.5 million related to these actions. Product transfers from the Donegal, Ireland manufacturing plant were completed in 2006. Hospira expects to complete all product transfers relating to the Montreal, Canada manufacturing plant and exit the facility during the three months ended June 30, 2008. Hospira ceased production at the Ashland, Ohio facility during the three months ended September 30, 2007. Hospira is currently evaluating the potential disposition of its Ashland, Ohio manufacturing plant, and has begun to take the steps necessary to prepare for such disposition, including conducting environmental studies. At March 31, 2008, Hospira has $0.5 million in other accrued liabilities for environmental clean-up costs related to these studies and actions.

The following summarizes the restructuring activity for the three months ended March 31, 2008:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2007	Incurred	Payments	Items	March 31, 2008
Employee-related benefit costs	$17.8	$2.2	$(1.0)	$—	$19.0
Accelerated depreciation	—	0.4	—	(0.4)	—
Other	0.6	0.4	(0.4)	—	0.6
	$18.4	$3.0	$(1.4)	$(0.4)	$19.6

Note 5 – Stock-Based Compensation

Hospira’s 2004 Long-Term Incentive Plan provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $14.4 million and $7.2 million was recognized for the three months ended March 31, 2008 and 2007, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $5.4 million and $2.6 million, respectively.

In March 2008, 2.3 million options were granted to certain employees for the 2008 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term. The annual stock options grant was awarded in the first quarter of 2008 as compared to the second quarter of 2007.

The weighted average fair value for the Hospira options granted in the three months ended March 31, 2008 and 2007 was $11.81 and $9.75, respectively. The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira’s stock and historical volatility of peer companies. Expected life assumptions for the periods presented are based on the “simplified” method as described in SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) which is the midpoint between the vesting date and the end of the contractual term. The “simplified” method is used due to limited historical data regarding expected life. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended March 31,
	2008	2007
Hospira Stock Options Black-Scholes assumptions (weighted average):
Volatility	28.0%	31.0%
Expected life (years)	4.5	2.8
Risk-free interest rate	2.3%	4.5%
Dividend yield	0.0%	0.0%

In March 2008, approximately 195,000 performance share awards were granted to key members of management. The performance share awards vest at the end of the three-year performance cycle. The 2008 performance share award is based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance, at interim periods, and at the end of the performance cycle, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The 2008 performance share award fair value was $62.39 per share, measured using a Monte Carlo simulation model. The Monte Carlo simulation uses multiple input variables that determine the probability of satisfying performance measures stipulated in the performance award grant.

The valuation model for the March 2008 performance share award used the following assumptions:

Weighted-Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
27.9%	2.0%	0.0%

For a more detailed description of Hospira’s stock-based compensation plan, see Note 14 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 6 – Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

The gross amount of unrecognized tax benefits at March 31, 2008 is $153.2 million. The amount, if recognized, that would affect the effective tax rate is $138.7 million.

Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods.  As of March 31, 2008, Hospira has recorded liabilities of $13.1 million for the payment of interest and penalties.

Hospira began operations as a new taxpayer on May 1, 2004, and the U.S. federal tax returns for 2004 and 2005 are currently under examination by the Internal Revenue Service (“IRS”). Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next 9 months. However, the ultimate resolution of the 2004 — 2005 IRS audit is dependent on a number of factors and procedures that can not be predicted at this time.  In addition, certain tax statutes are also expected to close within the next 12 months. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

Hospira remains open to tax examination in all major tax-paying jurisdictions, including Australia, Canada, Ireland, Italy, United Kingdom and the United States.

Note 7 – Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period.  Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share:

	Three Months Ended March 31,
(shares in millions)	2008	2007
Weighted average basic common shares outstanding	158.7	156.1
Incremental shares outstanding related to stock-based awards	2.3	2.3
Weighted average dilutive common shares outstanding	161.0	158.4

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 5.5 million and 2.8 million for the three months ended March 31, 2008 and 2007, respectively.  Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 8 – Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

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

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott interfered with employee benefits in violation of the Employee Retirement Security Act of 1974 (“ERISA”).  The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned:  Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim.  By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” Hospira denies all material allegations asserted against it in the complaint.

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott intends to pursue claims against RTI for breach of the Agreement in arbitration or in federal court. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims, but granted Abbott leave to appeal the ruling. Abbott has appealed the ruling that RTI is not required to arbitrate its claims.

Hospira’s product liability claim exposures are evaluated each reporting period. Hospira’s reserves, which are not significant at March 31, 2008 and December 31, 2007, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 9 – Post-Retirement Benefits

Net cost recognized for the pension and post-retirement medical and dental benefit plans is as follows:

	Pension Plans		Medical and Dental Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(dollars in millions)	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.5	$0.4	$0.1	$—
Interest cost on projected benefit obligations	6.2	6.1	0.9	0.7
Expected return on plans’ assets	(7.2)	(7.1)	—	—
Net amortization	0.8	1.2	0.3	0.2
Net cost	$0.3	$0.6	$1.3	$0.9

Based on Federal laws and regulations, Hospira is not required to make any contributions, and does not expect to make any discretionary contributions to its U.S. pension plans in 2008.

Certain Hospira employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended March 31, 2008 and 2007 were $9.1 million and $8.6 million, respectively.

Note 10 – Goodwill and Intangible Assets

Goodwill is not amortized, but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Hospira’s reporting units are the same as its reportable operating segments: Americas, EMEA and APAC. Prior year has been reclassified to conform to the current year presentation.

Goodwill consists of the following:

	Balance at	Currency	Balance at
(dollars in millions)	December 31, 2007	Translation Effect	March 31, 2008
Americas	$749.0	$—	$749.0
EMEA	263.8	10.0	273.8
APAC	228.1	8.6	236.7
	$1,240.9	$18.6	$1,259.5

Intangible assets consists of the following:

	March 31, 2008			December 31, 2007
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$580.9	$(63.2)	$517.7	$565.4	$(46.2)	$519.2
Customer relationships	36.4	(5.6)	30.8	36.0	(4.2)	31.8
Technology	4.8	(2.1)	2.7	4.8	(1.8)	3.0
	$622.1	$(70.9)	$551.2	$606.2	$(52.2)	$554.0

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, weighted average 10 years). Intangible asset amortization expense was $16.9 million and $9.2 million for the three months ended

March 31, 2008 and 2007, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $47 million for the remainder of 2008, $63 million for 2009 and 2010, $60 million for 2011, and $50 million for 2012.

In the fourth quarter of 2007, Hospira acquired product rights, primarily related to an oncology compound, which were paid in the quarter ended March 31, 2008.

Note 11 – Short-term Borrowings and Long-term Debt

Short-term Borrowings and Long-Term Debt consists of the following:

	March 31,	December 31,
(dollars in millions)	2008	2007
Long-term debt:
4.95% Notes due 2009	$300.0	$300.0
Term loan due 2010 (weighted-average floating interest rate of 5.83% at March 31, 2008)	35.2	55.6
Floating rate notes due 2010 (weighted-average floating interest rate of 5.67% at March 31, 2008)	375.0	375.0
5.55% Notes due 2012	500.0	500.0
5.90% Notes due 2014	400.0	400.0
6.05% Notes due 2017	550.0	550.0
Other unsecured loans and financing due 2009 and 2010	2.4	0.4
Securitized mortgage note due 2015	5.0	4.8
Economic development promissory notes due 2015	1.0	1.1
Fair value of interest rate swap instruments	4.2	(0.2)
Total long-term debt	2,172.8	2,186.7
Unamortized debt discount	(2.2)	(2.3)
Long-term debt	2,170.6	2,184.4
Short-term borrowings	57.9	58.5
Total debt	$2,228.5	$2,242.9

Under the three-year term loan facility, Hospira was required to repay $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the four remaining payments. Hospira is permitted to repay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments made in 2007 of $359.7 million and an additional $13.9 million in the three months ended March 31, 2008, reduced the amounts required to be repaid to $9.4 million at the end of the second, third and fourth quarters of 2008 and $11.7 million for the four remaining payments. As a result of the prepayments made, the amount due within one year is $39.8 million, and is recorded as short-term borrowings.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”).The Revolver is available for working capital and other requirements. As of March 31, 2008, Hospira had no amounts outstanding under the Revolver.

The Revolver and the indenture governing Hospira’s senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira’s ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira’s senior unsecured notes limit Hospira’s ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira’s debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the Revolver to terminate their lending commitments.

As of March 31, 2008, Hospira was in compliance with all applicable covenants.

Note 12 – Comprehensive Income (Loss), net of tax, and Accumulated Other Comprehensive Income

Comprehensive income (loss), net of taxes consists of the following:

	Three Months Ended March 31,
(dollars in millions)	2008	2007
Foreign currency translation adjustments	$58.7	$8.9
Pension liability adjustments	1.1	0.9
Unrealized gains on marketable equity securities	—	0.7
Unrealized gains (losses) on cash flow hedges	0.1	(1.2)
Other comprehensive income	59.9	9.3
Net Income (Loss)	65.4	(29.4)
Comprehensive Income (Loss)	$125.3	$(20.1)

Accumulated other comprehensive income, net of taxes consists of the following:

	March 31,	December 31,
(dollars in millions)	2008	2007
Cumulative foreign currency translation adjustments	$188.4	$129.7
Cumulative retirement plans unrealized losses, net of tax	(58.9)	(60.0)
Cumulative unrealized loss on marketable equity securities, net of tax	(0.3)	(0.3)
Cumulative unrealized losses on cash flow hedges, net of tax	(1.7)	(1.8)
Accumulated Other Comprehensive Income	$127.5	$67.6

Note 13 – Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa, while the APAC segment includes Asia, Japan and Australia. In all regions, Hospira sells a broad line of hospital products, including specialty injectable pharmaceuticals and medication management systems. In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Previously, Hospira operated in two reportable segments: U.S. and International. Prior year segment disclosure has been reclassified to conform to the current year presentation.

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other income, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

	Three Months Ended March 31,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2008	2007	2008	2007

Americas	$674.2	$624.5	$138.0	$64.8
EMEA	152.8	116.0	8.1	(13.3)
APAC	61.7	42.3	(3.2)	(10.8)

Total reportable segments	$888.7	$782.8	142.9	40.7

Corporate functions			(16.8)	(19.1)
Stock-based compensation			(14.4)	(7.2)
Income from operations			111.7	14.4
Interest expense and other income, net			(27.3)	(29.9)

Income (loss) before income taxes			$84.4	$(15.5)

	Three Months Ended March 31,
	Depreciation and Amortization		Additions to Long-Term Assets
(dollars in millions)	2008	2007	2008	2007

Americas	$39.6	$36.0	$36.4	$38.4
EMEA	8.2	4.9	0.9	2.6
APAC	16.2	9.5	2.6	4.9

Total reportable segments	$64.0	$50.4	$39.9	$45.9

	Total Assets
	March 31,	December 31,
(dollars in millions)	2008	2007

Americas	$3,144.9	$3,157.9
EMEA	988.3	950.4
APAC	1,012.0	976.4

Total reportable segments	$5,145.2	$5,084.7

Note 14 – Subsequent Events

In April 2008, Hospira announced a plan to exit the manufacturing operations at its Morgan Hill, California, plant and transfer most of the operations to other Hospira locations or other third parties over the next two to three years. Approximately 500 positions will be impacted by these actions, while some product support and manufacturing positions will remain in the vicinity of Morgan Hill. The aggregate charges that Hospira will incur related to the plan are expected to be in the range of approximately $29 million to $35 million on a pre-tax basis, of which approximately $24 million to $30 million are expected to be reported as cash charges in the Americas segment. The restructuring costs consist primarily of costs related to severance and other employee benefit costs, additional depreciation resulting from the decreased useful lives of the building and certain equipment, and other exit costs. Hospira expects to incur severance and certain other employee benefit costs over the expected service period of the related employees and all other exit costs, including relocation of production, through 2011. The cash impact does not include capital expenditures related to establishing capacity in any new locations or the eventual proceeds from the sale of the existing facility in Morgan Hill. The aggregate charges do not include any related gains (losses) from the sale of the existing facility in Morgan Hill.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the safety, cost and productivity of patient care. Hospira’s portfolio includes one of the industry’s broadest lines of generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management solutions. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities. In February 2007, Hospira acquired Mayne Pharma Limited (“Mayne Pharma”) to increase its global presence in specialty generic injectable pharmaceuticals.

In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Prior year segment disclosure has been reclassified to conform to the current year presentation.

Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K. The information in this Item 2 is intended to supplement, and should be read in conjunction with, the information included in Item 7 of the 2007 Form 10-K. The 2007 Form 10-K was filed with the Securities and Exchange Commission on February 28, 2008.

Mayne Pharma Acquisition

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055.0 million. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after that date, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods. Hospira financed the acquisition and related expenses through borrowing approximately $1,925.0 million, and the remainder was funded with cash on hand.  Net sales of Mayne Pharma products, which are principally specialty injectable pharmaceutical products, are reported within each of Hospira’s reportable segments.

In connection with the acquisition, Hospira recorded $106.2 million of charges relating to purchase accounting during the three months ended March 31, 2007, including $84.8 million of acquired in-process research and development and $21.4 million of inventory step-up charges. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their estimated useful lives (which have a weighted average life of 10 years).

In connection with the integration of Mayne Pharma into its operations, Hospira expects to incur approximately $95 million to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million will be recorded as expense and the remainder relates to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing. To date, approximately $88.3 million of cash expenditures have been made, of which $53.8 million of expenses have been incurred. Approximately $10.0 million and $10.5 million of integration expenses were recorded during the three months ended March 31, 2008 and 2007, respectively. In addition to integration expenses, Hospira recorded other acquisition-related expenses of $7.9 million in the three months ended March 31, 2007.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 141R on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. Hospira does not anticipate that the impact from the adoption of this provision of SFAS No. 158 will be significant to its financial statements.

Results of operations for the three months ended March 31, 2008 compared to March 31, 2007

Net Sales

Net sales increased 13.5% in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The net sales increase is primarily driven by volume and product mix of 9.4%, including an additional month of Mayne Pharma in 2008, the impact of foreign exchange of 4.0%, and price increases of 0.1%.

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2008	2007	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$340.7	$290.8	17.2%
Other Pharma	121.9	126.2	(3.4)%
	462.6	417.0	10.9%
Devices
Medication Management Systems	118.1	116.4	1.5%
Other Devices	93.5	91.1	2.6%
	211.6	207.5	2.0%
Total Americas	674.2	624.5	8.0%

EMEA—
Pharmaceuticals
Specialty Injectables	78.3	48.9	60.1%
Other Pharma	36.6	33.0	10.9%
	114.9	81.9	40.3%
Devices
Medication Management Systems	20.4	16.5	23.6%
Other Devices	17.5	17.6	(0.6)%
	37.9	34.1	11.1%
Total EMEA	152.8	116.0	31.7%

APAC—
Pharmaceuticals
Specialty Injectables	45.6	29.4	55.1%
Other Pharma	4.1	2.1	95.2%
	49.7	31.5	57.8%
Devices
Medication Management Systems	5.7	4.3	32.6%
Other Devices	6.3	6.5	(3.1)%
	12.0	10.8	11.1%
Total APAC	61.7	42.3	45.9%

Net Sales	$888.7	$782.8	13.5%

Specialty Injectable Pharmaceuticals include generic injectables (including biogenerics) and proprietary specialty injectables (such as Precedex®). Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software and services, and administration sets for infusion pumps. Other Devices include gravity administration sets, critical care products and other miscellaneous device products.

Net sales in 2008 included three months of Mayne Pharma compared to two months in 2007. Mayne Pharma net sales are classified in the appropriate product lines.

Americas

Net sales in Specialty Injectable Pharmaceuticals increased due to higher base product portfolio sales as well as new product introductions. Increases in the base product portfolio included: higher volume for anti-infectives, increased awards in Group Purchasing Organization pharmacy contracts, drug wholesaler purchasing patterns and benefits from competitor supply issues. Other Pharma net sales were down due to demand from existing contract manufacturing customers, partially offset by increased volume from IV solutions, nutritionals and an additional month of Mayne Pharma. Net sales in Medication Management Systems increased due to the impact of foreign exchange. Other Devices net sales increased due to the impact of foreign exchange and higher gravity administration sets volume, partially offset by decreases in critical care and other device products.

EMEA

Net sales in both Specialty Injectable Pharmaceuticals and Other Pharma increased due to an additional month of Mayne Pharma sales in 2008 and the impact of foreign exchange. In addition, within Other Pharma, increases in compounding were partially offset by expected decreases in contract manufacturing volume. Medication Management Systems net sales were favorable due to the impact of foreign exchange and higher pump placements. The decrease in Other Devices net sales was due to lower volume in critical care and other device products, partially offset by the impact of foreign exchange.

APAC

Net sales in both Specialty Injectable Pharmaceuticals and Other Pharma increased due to an additional month of Mayne Pharma sales in 2008, and the impact of foreign exchange as well as increases in contract manufacturing volume within Other Pharma. The Medication Management Systems net sales increase was driven by higher pump placements and the impact of foreign exchange. The decrease in Other Devices net sales was due to lower volume in other device products, partially offset by the impact of foreign exchange.

Gross Profit

Gross profit increased $39.4 million, or 14.3%, for the three months ended March 31, 2008, compared with the same period in 2007.

The gross profit increase is primarily the result of higher volume, inclusive of an additional month of Mayne Pharma gross profit in 2008 and the favorable impact of foreign exchange. In addition, lower costs related to the addition of Mayne Pharma which in the prior year included inventory step-up charges and amortization of the acquired intangible assets from the date of acquisition, were partially offset by increases in inflation and other manufacturing related costs, incremental freight and distribution expense and higher project expenses. Gross margin increased by 0.2% to 35.3% for the three months ended March 31, 2008, from 35.1% for the three months ended March 31, 2007.

Research and Development

Research and development (“R&D”) expenses increased $6.4 million, or 14.7%, for the three months ended March 31, 2008, compared with the same period in 2007. The expense increase was primarily related to the addition of Mayne Pharma and to higher spending on new product development related to new compounds in Hospira’s generic injectable drug pipeline and medication management systems projects, partially offset by lower spending in 2008 for clinical trials on Hospira’s branded sedative, Precedex®. R&D expenses remained at 5.6% of net sales for the three months ended March 31, 2008, compared with the same period in 2007.

Acquired In-Process Research and Development

In the three months ended March 31, 2007, as part of the Mayne Pharma purchase price allocation, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma’s pipeline products.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $20.5 million, or 15.5%, for the three months ended March 31, 2008, compared with the same period in 2007. The expense increase was primarily due to the addition of Mayne Pharma, additional stock-based compensation expense and the impact of foreign exchange. The annual stock options grant was awarded in the first quarter of 2008 as compared to the second quarter of 2007. SG&A expenses increased to 17.1% of net sales for the three months ended March 31, 2008, compared with 16.8% of net sales for the same period in 2007.

Interest Expense and Other (Income), Net

Interest expense was $31.4 million for the three months ended March 31, 2008, compared to $30.5 million in the same period in 2007. The increase was primarily due to an additional month of interest expense associated with the Mayne Pharma acquisition. Other (income), net was $(4.1) million for the three months ended March 31, 2008 compared to $(0.6) million for the three months ended March 31, 2007. The increase was primarily related to higher foreign exchange gains realized, offset by lower interest income.

Income Tax Expense

The effective tax rate was 22.5% for the three months ended March 31, 2008, compared to (90.1)% for the same period in 2007. The effective tax rate for 2007 included the impact of a significant unusual item, the expensing of acquired in-process research and development. Excluding the effect of this item, the 2007 effective tax rate was 20.1%. The increase in the effective tax rate for the three months ended March 31, 2008 compared to 2007, excluding the significant unusual item, was due primarily to decreased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition and purchase accounting charges in the 2007 period. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at March 31, 2008 compared with December 31, 2007

Net Cash provided by Operating Activities continues to be Hospira’s primary source of funds to finance operating needs, capital expenditures and repayment of debt. Other capital resources include cash on hand, borrowing availability under Hospira’s $375.0 million revolving credit facility and access to capital markets. Beginning on February 2, 2007, Hospira’s operating cash flows include operating cash flows generated by Mayne Pharma. During the two-year period after the closing, Hospira expects to incur approximately $95 million to $110 million of cash expenditures relating to the integration of Mayne Pharma, which will reduce operating cash flows and to date, approximately $88.3 million of cash expenditures have been incurred. In addition, as a result of the debt incurred during the first quarter of 2007 to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations (including interest expense and mandatory principal payments on the term loan described below) on an ongoing basis compared to past periods. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and Mayne Pharma integration expenditures for the foreseeable future.

Summary of Cash Flows

Operating activities provided net cash of $73.5 million driven by net income of $65.4 million. Non-cash depreciation, amortization charges, and stock-based compensation expense totaled $78.4 million. Changes in operating assets and liabilities and Other, net of $(70.3) million consist primarily of higher trade receivables due to increased sales, higher inventory and decreased liabilities, partially offset by higher trade payables.

Net Cash Used in Investing Activities of $81.1 million includes capital expenditures of $42.9 million and $38.2 million of payments for certain intangible assets and other investments including product rights, primarily acquired in the prior year.

Net Cash Used in Financing Activities of $6.9 million includes prepayments of $13.9 million in principal amount of the term loan, in addition to the rescheduled $11.1 million in principal, for a total of $25.0 million. In addition, financing activities includes proceeds from employee stock option exercises and related tax benefits of $13.1 million.

Debt and Capital

Under Hospira’s three-year term loan facility, Hospira was required to repay $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the four remaining payments. Hospira is permitted to repay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments made in 2007 of $359.7 million and an additional $13.9 million in the three months ended March 31, 2008, reduced the amounts required to be repaid to $9.4 million at the end of the second, third and fourth quarters of 2008 and $11.7 million for the four remaining payments. As a result of the prepayments, the amount due within one year is $39.8 million, and is recorded as short-term borrowings.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. As of March 31, 2008, Hospira had no amounts outstanding under the Revolver.

The Revolver and the indenture governing Hospira’s senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira’s ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira’s senior unsecured notes limit Hospira’s ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira’s debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. A description of certain covenants is set forth below.

Change of Control. The Floating Rate Notes due in 2010, 5.55% Notes due in 2012 and 6.05% Notes due in 2017 include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody’s and Standard & Poor’s at or within a specified time after the time of announcement of the change of control transaction. A change of control, as described above, would constitute an event of cross default under the term loan agreement and Hospira’s revolving credit agreement.

Financial Covenants. Hospira’s term loan facility and revolving credit facility include requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio is calculated by dividing Hospira’s debt by its earnings before interest, taxes, depreciation and amortization (excluding certain purchase accounting charges relating to the Mayne Pharma acquisition, expenses relating to the integration of Mayne Pharma into Hospira, expenses relating to Hospira’s facilities optimization activities and certain non-cash gains, expenses and losses, subject in certain cases to agreed-upon maximums) for the 12 months ending on the last day of each quarter. The coverage ratio is calculated by dividing Hospira’s earnings before interest, taxes, depreciation and amortization (excluding the items described above) by its consolidated financing expense (interest expense and net capitalized interest), in each case for the 12 months ended on the last day of each quarter.

The maximum leverage ratio is 3.25 and the minimum coverage ratio is 5.00.

As of March 31, 2008, Hospira was in compliance with all applicable covenants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information provided in Item 7A. to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 1A.           Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-January 31, 2008	10,591	$42.11	—	$100,233,606
February 1-February 29, 2008	9,364	$41.30	—	$100,233,606
March 1-March 31, 2008	14,697	$42.49	—	$100,233,606
Total	34,652	$42.05	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of March 31, 2008, Hospira had purchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006.

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
Thomas E. Werner,
Senior Vice President, Finance and
Chief Financial Officer
Date: May 7, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Summary of terms of employment for named executive officers.

10.2	Form of Non-Qualified Stock Option Terms for awards made on or after March 6, 2008.

10.3	Form of Notice of Award and Award Agreement for Restricted Stock Units: Election Deferral Form.

12.1	Statement regarding Computation of Ratios.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.