Form 10-Q
period 2008-06-30
HOSPIRA INC
filed 2008-08-06
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-31946

HOSPIRA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒

As of July 31, 2008, Registrant had outstanding 159,450,493 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$901.6	$869.3	$1,790.3	$1,652.1
Cost of products sold	572.2	603.1	1,146.9	1,111.3
Gross Profit	329.4	266.2	643.4	540.8

Research and development	58.5	52.6	108.4	96.1
Acquired in-process research and development	0.5	—	0.5	84.8
Selling, general and administrative	152.7	146.0	305.1	277.9
Income From Operations	117.7	67.6	229.4	82.0

Interest expense	28.2	37.3	59.6	67.8
Other income, net	—	(5.2)	(4.1)	(5.8)
Income Before Income Taxes	89.5	35.5	173.9	20.0

Income tax expense	20.4	4.8	39.4	18.7
Net Income	$69.1	$30.7	$134.5	$1.3

Earnings Per Common Share:
Basic	$0.43	$0.20	$0.85	$0.01
Diluted	$0.43	$0.20	$0.83	$0.01
Weighted Average Common Shares Outstanding:
Basic	159.1	156.7	158.9	156.4
Diluted	161.5	159.5	161.2	159.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2008	2007
Cash Flow From Operating Activities:
Net income	$134.5	$1.3
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	93.9	90.1
Amortization of intangibles	34.4	22.9
Write-off of acquired in-process research and development	0.5	84.8
Step-up value of acquired inventories sold	—	53.1
Stock-based compensation expense	24.5	23.5
Net gains on sales of assets	(0.5)	—
Changes in assets and liabilities-
Trade receivables	(44.5)	(55.4)
Inventories	(51.2)	4.9
Prepaid expenses and other assets	13.5	(7.3)
Trade accounts payable	9.8	10.3
Other liabilities	(41.5)	(41.7)
Other, net	9.2	(14.9)
Net Cash Provided by Operating Activities	182.6	171.6
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(86.7)	(88.5)
Acquisitions, net of cash acquired, including payments for deferred consideration	(20.4)	(1,961.3)
Purchases of intangibles and other investments	(42.3)	—
Purchases of marketable securities	(24.5)	—
Settlements of foreign currency contracts	—	(55.7)
Proceeds from dispositions of product rights	—	13.8
Proceeds from disposal of facilities	0.8	—
Net Cash Used in Investing Activities	(173.1)	(2,091.7)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	3,336.2
Repayment of long-term debt	(85.1)	(1,575.1)
Other borrowings, net	7.0	(0.3)
Excess tax benefit from stock-based compensation arrangements	1.0	0.6
Proceeds from stock options exercised	22.5	27.5
Net Cash (Used in) Provided by Financing Activities	(54.6)	1,788.9
Effect of exchange rate changes on cash and cash equivalents	5.4	12.2
Net change in cash and cash equivalents	(39.7)	(119.0)
Cash and cash equivalents at beginning of period	241.1	322.0
Cash and cash equivalents at end of period	$201.4	$203.0

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$62.4	$45.8
Income taxes, net	$27.7	$36.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$201.4	$241.1
Trade receivables, less allowances of $12.3 in 2008 and $14.1 in 2007	620.1	559.0
Inventories	838.6	766.6
Deferred income taxes	128.3	176.7
Prepaid expenses	30.8	23.8
Other receivables	79.5	73.8
Total Current Assets	1,898.7	1,841.0
Property and equipment, net	1,282.9	1,276.9
Intangible assets, net	558.7	554.0
Goodwill	1,242.4	1,240.9
Deferred income taxes	139.7	79.4
Investments	46.4	23.7
Other assets	61.3	68.8
Total Assets	$5,230.1	$5,084.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$330.0	$58.5
Trade accounts payable	202.1	190.3
Salaries, wages and commissions	122.2	143.6
Deferred income taxes	9.8	8.4
Other accrued liabilities	341.1	393.5
Total Current Liabilities	1,005.2	794.3
Long-term debt	1,835.7	2,184.4
Deferred income taxes	30.9	50.7
Post-retirement obligations and other long-term liabilities	326.4	310.1
Commitments and Contingencies
Total Shareholders’ Equity	2,031.9	1,745.2
Total Liabilities and Shareholders’ Equity	$5,230.1	$5,084.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
Balances at December 31, 2007	158.6	$1.7	$(299.8)	$1,160.2	$815.5	$67.6	$1,745.2
Net income	—	—	—	—	134.5	—	134.5

Other comprehensive income	—	—	—	—	—	101.7	101.7

Changes in shareholders’ equity related to incentive programs	0.8	—	—	50.5	—	—	50.5
Balances at June 30, 2008	159.4	$1.7	$(299.8)	$1,210.7	$950.0	$169.3	$2,031.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (GAAP). However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Prior year segment disclosure has been reclassified to conform to the current year presentation.

On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma Limited (“Mayne Pharma”), an Australian public company listed on the Australian Stock Exchange. The results of operations of Mayne Pharma are included in Hospira’s results for periods on and after that date, which has affected comparability of the financial statements for the periods presented in this report. For a more detailed description of Hospira’s acquisition of Mayne Pharma, see Note 2 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

For comparative purposes, Hospira made certain reclassifications to prior period amounts. The reclassifications did not affect net income or shareholders’ equity.

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira does not anticipate that the impact from the adoption of SFAS No. 160 will be significant to its financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after

December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 141R on its financial statements.

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

Adoption of New Accounting Standards

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

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

Hospira adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, Hospira has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items, therefore, there was no impact to the condensed consolidated financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections to apply SFAS No. 159 during the six months ended June 30, 2008.

Note 2 – Acquisitions and Other Investment Activity

In 2008, Hospira made payments for deferred consideration related to acquisitions made by Mayne Pharma in prior years and acquired a developer of bar code and radio-frequency identification (“RFID”) point-of-care technology. Based on the preliminary allocation of purchase price, the acquisition primarily resulted in intangible assets of $5.5 million, primarily technology based, that will be amortized over 4 years, acquired in-process research and development of $0.5 million that was expensed at the date of acquisition and non-tax deductible goodwill of $6.1 million. The impact of the acquisition is not expected to be material to Hospira’s results of operations in 2008.

Hospira acquired intangible assets, primarily product rights, in the fourth quarter of 2007, which were paid in 2008, and also made other investments including $24.5 million of marketable equity securities during the six months ended June 30, 2008.

Note 3 – Fair Value Measures

Hospira adopted the required provisions of SFAS No. 157 on January 1, 2008, as amended by FSP 157-2.

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

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157, in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	June 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap derivative financial instruments	$0.5	$—	$0.5	$—
Available-for-sale marketable securities	16.4	16.4	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	$4.5	$—	$4.5	$—

At June 30, 2008, the fair value of the marketable equity securities purchased in April 2008 was $16.4 million. Hospira assessed this decline in the market value to be temporary and recorded the decline as an unrealized loss in accumulated other comprehensive income, net of taxes.

Note 4 – Restructuring Costs

2008 Actions

In April 2008, Hospira announced a plan to exit its manufacturing operations at its Morgan Hill, California plant over the next two to three years. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $29 million to $35 million on a pre-tax basis through 2011. Restructuring costs consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

During the three months ended June 30, 2008, Hospira recorded in the Americas segment pre-tax restructuring charges of $2.1 million in cost of products sold and $0.5 million in research and development.

The following summarizes the Morgan Hill restructuring activity for the six months ended June 30, 2008:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2007	Incurred	Payments	Items	June 30, 2008
Employee-related benefit costs	$—	$2.2	$(0.1)	$—	$2.1
Accelerated depreciation	—	0.4	—	(0.4)	—
	$—	$2.6	$(0.1)	$(0.4)	$2.1

2006 and 2005 Actions

In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland. In February 2006, Hospira further announced plans to close plants in Ashland, Ohio and Montreal, Canada, and also provided the planned timeline for phasing out production at a leased facility in North Chicago, Illinois. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis through 2009. Restructuring costs consist primarily of costs related to severance and certain other employee benefit costs, additional depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

Hospira recorded pre-tax restructuring charges in the following segments to cost of products sold:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Americas	$3.6	$6.2	$6.7	$11.6
EMEA	—	0.4	—	0.7
APAC	—	—	—	—
Total pre-tax restructuring charges	$3.6	$6.6	$6.7	$12.3

To date, Hospira has incurred pre-tax restructuring charges of $73.2 million related to these actions. Product transfers from the Donegal, Ireland manufacturing plant were completed in 2006. Hospira ceased production at the Ashland, Ohio location during the three months ended September 30, 2007. Hospira is in the process of disposing of its Ashland, Ohio location, including conducting environmental studies. At June 30, 2008, Hospira has $0.5 million in other accrued liabilities for environmental clean-up costs related to these studies and actions. Hospira completed all product transfers relating to the Montreal, Canada manufacturing plant during the three months ended June 30, 2008. In September 2006, the Montreal manufacturing plant was sold for $7.8 million, resulting in a pre-tax gain of $3.1 million, of which the full amount is being deferred until the end of the lease-back term and all environmental matters are remediated.

The following summarizes the Ashland, Ohio; Montreal, Canada; and North Chicago, Illinois activity for the six months ended June 30, 2008:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2007	Incurred	Payments	Items	June 30, 2008
Employee-related benefit costs	$17.8	$4.0	$(9.4)	$—	$12.4
Accelerated depreciation	—	0.5	—	(0.5)	—
Other	0.6	2.2	(2.1)	—	0.7
	$18.4	$6.7	$(9.4)	$(0.5)	$13.5

Note 5 – Stock-Based Compensation

Hospira’s 2004 Long-Term Incentive Plan provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $10.1 million and $16.3 million was recognized for the three months ended June 30, 2008 and 2007, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $3.3 million and $6.2 million, respectively. Stock-based compensation expense of $24.5 million and $23.5 million was recognized for the six months ended June 30, 2008 and 2007, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $8.7 million and $8.8 million, respectively. Stock-based compensation costs are not allocated for segment reporting purposes.

In March 2008, 2.3 million options were granted to certain employees for the 2008 annual stock options grant. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term. The annual stock options grant was awarded in the first quarter of 2008 as compared to the second quarter in 2007.

The fair values are estimated using the Black-Scholes option-pricing model based on the weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Volatility	28.0%	34.0%	28.0%	33.8%
Expected life (years)	3.4	4.5	4.5	4.5
Risk-free interest rate	2.7%	4.7%	2.3%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$9.36	$14.27	$11.73	$14.07

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

The 2008 performance share award fair value was $62.39 per share, measured using a Monte Carlo simulation model. The Monte Carlo simulation model uses multiple input variables that determine the probability of satisfying performance measures stipulated in the performance award grant.

The valuation model for the March 2008 performance share award used the following assumptions:

Weighted-Average Expected Volatility	Risk-Free Interest Rate	Expected Dividend Yield
27.9%	2.0%	0.0%

As of June 30, 2008, there was $58.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

For a more detailed description of Hospira’s stock-based compensation plan, see Note 14 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 6 – Post-Retirement Benefits

Retirement plans consist of defined benefit (“pension”), defined contribution, and post-retirement medical and dental plans. Plans cover certain employees both in and outside of the United States.

Net cost recognized for the pension and post-retirement medical and dental benefit plans is as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.5	$0.4	$1.0	$0.8
Interest cost on projected benefit obligations	6.2	6.1	12.4	12.3
Expected return on plans’ assets	(7.2)	(7.1)	(14.4)	(14.2)
Net amortization	0.9	1.2	1.7	2.3
Net cost	$0.4	$0.6	$0.7	$1.2

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.1	$—	$0.2	$—
Interest cost on projected benefit obligations	1.0	0.7	1.9	1.4
Net amortization	0.3	0.2	0.6	0.4
Net cost	$1.4	$0.9	$2.7	$1.8

Certain Hospira employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended June 30, 2008 and 2007 were $9.6 million and $8.2 million, respectively. For the six months ended June 30, 2008 and 2007 contributions were $18.7 million and $16.8 million, respectively.

Note 7 – Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

The gross amount of unrecognized tax benefits at June 30, 2008 is $161.7 million. The amount, if recognized, that would affect the effective tax rate is $145.9 million.

Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods.  As of June 30, 2008, Hospira has recorded liabilities of $14.9 million for the payment of interest and penalties.

Hospira began operations as a new taxpayer on May 1, 2004, and the U.S. federal tax returns for 2004 and 2005 are currently under examination by the Internal Revenue Service (“IRS”). Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next 6 months, with final IRS approval within 12 months. However, the ultimate resolution of the 2004 – 2005 IRS audit is dependent on a number of factors and procedures that can not be predicted at this time. In addition, certain tax statutes are also expected to close within the next 12 months. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

Hospira remains open to tax examination in all major tax-paying jurisdictions, including Australia, Canada, Italy, United Kingdom and the United States. Pre-acquisition audit or procedural tax adjustments reducing income tax or deferred tax liabilities for acquired entities are recorded as adjustments to goodwill as applicable.

Note 8 –Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2008	2007	2008	2007
Weighted average basic common shares outstanding	159.1	156.7	158.9	156.4
Incremental shares outstanding related to stock-based awards	2.4	2.8	2.3	2.6
Weighted average dilutive common shares outstanding	161.5	159.5	161.2	159.0

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the market average stock price was 5.4 million and 5.5 million for the three and six months ended June 30, 2008, respectively, and 2.7 million and 5.3 million for the three and six months ended June 30, 2007, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 9 – Inventories and Property and Equipment, Net

Inventories consist of the following:

	June 30,	December 31,
(dollars in millions)	2008	2007
Finished products	$517.0	$465.4
Work in process	147.9	128.2
Materials	173.7	173.0
Total inventories	$838.6	$766.6

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2008	2007
Property and equipment, at cost	$2,649.3	$2,620.2
Accumulated depreciation	(1,366.4)	(1,343.3)
Total property and equipment, net	$1,282.9	$1,276.9

Note 10 – Goodwill and Intangible Assets, Net

The following summarizes goodwill and intangible assets, net activity for the six months ended June 30, 2008:

				Currency
	Balance at			Translation Effect	Balance at
(dollars in millions)	December 31, 2007	Acquisitions	Amortization	and Other	June 30, 2008
Goodwill	$1,240.9	$6.1	$—	$(4.6)	$1,242.4
Intangible assets, net	554.0	5.5	(34.4)	33.6	558.7

The additions to goodwill and intangible assets, net are related to the acquisition in the Americas segment further described in Note 2.  Currency translation effect and other includes a $35.3 million reduction in goodwill in the APAC segment related to Mayne Pharma deferred tax liabilities for pre-acquisition tax return settlements and the adjusted tax basis of certain acquired Mayne Pharma assets. There were no reductions from goodwill relating to impairments or disposal of all or a portion of a business.

Goodwill is not amortized, but is tested for impairment at least annually on September 30, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, weighted average 10 years). Intangible asset amortization expense was $17.5 million and $13.7 million for the three months ended June 30, 2008 and 2007, respectively. Intangible asset amortization expense was $34.4 million and $22.9 million for the six months ended June 30, 2008 and 2007, respectively. Intangible asset amortization is estimated at $31.9 million for the remainder of 2008, $63.8 million for 2009 and 2010, $61.4 million for 2011, and $49.9 million for 2012.

In the fourth quarter of 2007, Hospira acquired product rights, primarily related to an oncology compound, which were paid in 2008.

Additionally, intangible assets, net consist of the following:

	June 30, 2008			December 31, 2007
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$602.9	$(81.5)	$521.4	$565.4	$(46.2)	$519.2
Customer relationships	36.6	(7.0)	29.6	36.0	(4.2)	31.8
Technology	10.3	(2.6)	7.7	4.8	(1.8)	3.0
	$649.8	$(91.1)	$558.7	$606.2	$(52.2)	$554.0

Note 11 – Short-term Borrowings and Long-term Debt

For a more detailed description of Hospira’s short-term borrowings and long-term debt, see Note 10 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

Under the $500.0 million three-year term loan facility due 2010, Hospira was required to repay $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the four remaining payments. Hospira is permitted to prepay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments made in 2007 of $359.7 million and an additional $64.5 million in the six months ended June 30, 2008, reduce the amounts required to be repaid to $2.1 million at the end of the third and fourth quarters of 2008 and $2.7 million for the four remaining payments. As a result of the prepayments made, the amount due within one year is $9.6 million, and is recorded as short-term borrowings.

In June 2008, Hospira entered into interest rate swap transactions whereby $300.0 million of the $400.0 million ten-year senior unsecured notes due in June 2014 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. Changes in fair value are offset against the carrying amount of the fixed-rate debt through earnings and the ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. As of June 30, 2008, Hospira had no amounts outstanding under the Revolver.

Certain of our borrowing agreements contain covenants that require compliance, for example, a debt to earnings ratio and a minimum interest coverage ratio. As of June 30, 2008, Hospira was in compliance with all applicable covenants.

Note 12 – Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in two such lawsuits: The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc., Abbott Laboratories and Hospira, Inc, Case No. GV-04-001286, pending in the District Court of Travis County, Texas (Hospira added as a defendant in August, 2004) and State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii, filed April, 2006. Hospira denies all material allegations asserted against it in these two lawsuits. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott interfered with employee benefits in violation of the Employee Retirement Security Act of 1974 (“ERISA”).  The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned:  Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim.  By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” In July, 2008, the court denied defendants’ motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint.

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott intends to pursue claims against RTI for breach of the Agreement. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims. On June 2, 2008, the Fifth Circuit Court of Appeals upheld that decision in a 2-1 ruling. The case will now proceed in the U.S. District Court for the Eastern District.

Hospira’s litigation exposure, including product liability claims, are evaluated each reporting period. Hospira’s reserves, which are not significant at June 30, 2008 and December 31, 2007, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 13 – Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2008 and December 31, 2007, 167.0 million and 166.2 million common shares were issued and 159.4 million and 158.6 million common shares were outstanding, respectively.

Treasury Stock

Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2008 under this program.

Note 14 – Comprehensive Income and Accumulated Other Comprehensive Income, Net of Taxes

Comprehensive income, net of taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007
Foreign currency translation adjustments	$47.3	$43.3	$105.9	$52.2
Pension liability adjustments, net of taxes of $(0.4) million and $(0.5) million for the three months ended June 30, 2008 and 2007, respectively, and $(1.1) million for each of the six months ended June 30, 2008 and 2007, respectively	0.7	0.7	1.9	1.5
Unrealized losses on marketable equity securities, net of taxes of $1.6 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively, and $1.6 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively	(6.2)	(1.1)	(6.2)	(0.4)
Unrealized gains (losses) on cash flow hedges, net of taxes of $0.0 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively	—	—	0.1	(1.2)
Other comprehensive income	41.8	42.9	101.7	52.1
Net Income	69.1	30.7	134.5	1.3
Comprehensive Income	$110.9	$73.6	$236.2	$53.4

Accumulated other comprehensive income, net of taxes consists of the following:

	June 30,	December 31,
(dollars in millions)	2008	2007
Cumulative foreign currency translation adjustments	$235.6	$129.7
Cumulative retirement plans unrealized losses, net of tax	(58.1)	(60.0)
Cumulative unrealized losses on marketable equity securities, net of tax	(6.5)	(0.3)
Cumulative unrealized losses on cash flow hedges, net of tax	(1.7)	(1.8)
Accumulated Other Comprehensive Income	$169.3	$67.6

Note 15 – Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of hospital products, including specialty injectable and other pharmaceuticals and medication management systems and other devices. Specialty Injectables include generic injectables (including biogenerics) and proprietary specialty injectables (such as Precedex®). Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products. In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Previously, Hospira operated in two reportable segments: U.S. and International. Prior year segment disclosure has been reclassified to conform to the current year presentation.

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

	Three Months Ended June 30,
	Net Sales		Income from Operations
(dollars in millions)	2008	2007	2008	2007

Americas	$677.2	$661.2	$140.1	$111.5
EMEA	156.6	146.7	5.7	1.8
APAC	67.8	61.4	(0.3)	(11.0)

Total reportable segments	$901.6	$869.3	145.5	102.3

Corporate functions			(17.7)	(18.4)
Stock-based compensation			(10.1)	(16.3)
Income from operations			117.7	67.6
Interest expense and other income, net			(28.2)	(32.1)

Income before income taxes			$89.5	$35.5

	Six Months Ended June 30,
	Net Sales		Income from Operations
(dollars in millions)	2008	2007	2008	2007

Americas	$1,351.4	$1,285.7	$278.1	$176.3
EMEA	309.4	262.7	13.8	(11.5)
APAC	129.5	103.7	(3.5)	(21.8)

Total reportable segments	$1,790.3	$1,652.1	288.4	143.0

Corporate functions			(34.5)	(37.5)
Stock-based compensation			(24.5)	(23.5)
Income from operations			229.4	82.0
Interest expense and other income, net			(55.5)	(62.0)

Income before income taxes			$173.9	$20.0

	Three Months Ended June 30,				Six Months Ended June 30,
	Depreciation and Amortization		Additions to Long-Term Assets		Depreciation and Amortization		Additions to Long-Term Assets
(dollars in millions)	2008	2007	2008	2007	2008	2007	2008	2007

Americas	$38.9	$38.7	$36.3	$34.2	$78.4	$74.9	$72.7	$75.3
EMEA	9.8	7.7	6.7	1.9	18.0	12.5	7.6	4.6
APAC	15.6	16.1	2.1	1.5	31.9	25.6	4.7	3.7

Total reportable segments	$64.3	$62.5	$45.1	$37.6	$128.3	$113.0	$85.0	$83.6

	Goodwill		Total Assets
	June 30,	December 31,	June 30,	December 31,
(dollars in millions)	2008	2007	2008	2007

Americas	$755.1	$749.0	$3,205.3	$3,157.0
EMEA	273.2	263.8	1,055.0	951.3
APAC	214.1	228.1	969.8	976.4

Total reportable segments	$1,242.4	$1,240.9	$5,230.1	$5,084.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report on Form 10-Q for the three month period ended March 31, 2008, as may be updated by this Item 2. Accordingly, one should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2008, Hospira has re-aligned its segment presentation to better reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Prior year segment disclosure has been reclassified to conform to the current year presentation.

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

In connection with the acquisition, Hospira recorded $137.9 million of charges relating to purchase accounting during the six months ended June 30, 2007, including $84.8 million of acquired in-process research and development, all of which was recorded in the first quarter, and $53.1 million of inventory step-up charges, of which $21.4 million was expensed in the first quarter and $31.7 million was expensed in the second quarter. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their estimated useful lives (which have a weighted average life of 10 years).

In connection with the integration of Mayne Pharma into its operations, Hospira reported that it expected to incur approximately $95 million to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million will be recorded as expense with the remainder related to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing. Hospira expects to incur cash expenditures at the high end of the range due to the impact of foreign currency fluctuations and other considerations. To date, approximately $100.8 million of cash expenditures have been made, of which $61.8 million of expenses have been incurred. Approximately $7.8 million and $17.6 million of integration expenses were recorded during the three and six months ended June 30, 2008, respectively. Approximately $13.2 million and $23.7 million of integration expenses were recorded during the three and six months ended June 30, 2007.  In addition to integration expenses, Hospira recorded other acquisition-related expenses of $7.9 million in the three months ended March 31, 2007.

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

Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira does not anticipate that the impact from the adoption of SFAS No. 160 will be significant to its financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. Hospira is currently evaluating the potential impact of SFAS No. 141R on its financial statements.

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

Adoption of New Accounting Standards

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

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

Hospira adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. Upon adoption, Hospira has not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items, therefore, there was no impact to the condensed consolidated financial statements upon adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections to apply SFAS No. 159 during the six months ended June 30, 2008.

Results of operations for the three months ended June 30, 2008 compared to June 30, 2007

Net Sales

Net sales increased 3.7% or 0.2% excluding the impact of foreign exchange in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

A comparison of product line net sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended June 30,
	2008	2007	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$299.9	$300.5	(0.2)%
Other Pharma	122.7	136.1	(9.8)%
	422.6	436.6	(3.2)%
Devices
Medication Management Systems	161.7	132.8	21.8%
Other Devices	92.9	91.8	1.2%
	254.6	224.6	13.4%
Total Americas	677.2	661.2	2.4%

EMEA—
Pharmaceuticals
Specialty Injectables	78.4	70.4	11.4%
Other Pharma	42.4	40.5	4.7%
	120.8	110.9	8.9%
Devices
Medication Management Systems	19.3	17.2	12.2%
Other Devices	16.5	18.6	(11.3)%
	35.8	35.8	0.0%
Total EMEA	156.6	146.7	6.7%

APAC—
Pharmaceuticals
Specialty Injectables	52.4	46.5	12.7%
Other Pharma	3.5	4.5	(22.2)%
	55.9	51.0	9.6%
Devices
Medication Management Systems	5.0	4.0	25.0%
Other Devices	6.9	6.4	7.8%
	11.9	10.4	14.4%
Total APAC	67.8	61.4	10.4%

Net Sales	$901.6	$869.3	3.7%

Specialty Injectables include generic injectables (including biogenerics) and proprietary specialty injectables (such as Precedex®). Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products.

Americas

Net sales in the Americas segment increased 2.4% including 1.0% of favorable foreign exchange impact.  Net sales of Specialty Injectable Pharmaceuticals were essentially even with sales in the second quarter of 2007 as increased volumes from additional Group Purchasing Organization (“GPO”) pharmacy contract awards, benefits from competitor supply issues and new product introductions were offset by decreases related to wholesaler buying patterns and some expected oncology price. Other Pharma net sales decreased due to lower demand from certain contract manufacturing customers, partially offset by increased large volume IV solutions sales. Net sales in Medication Management Systems increased due to strong demand and penetration for Symbiq® as well as improvements in our implementation processes. Other Device net sales increased 1.2% over the second quarter of 2007.

EMEA

Net sales in the EMEA segment increased 6.7%. Foreign exchange impact of 10.5%, combined with strong growth in compounding, and sales of newly launched biogenerics more than offset declines in Other Pharma and Devices.

APAC

Net sales in the APAC segment increased 10.4%, which included 12.0% impact of foreign exchange. Decreases in Other Pharma and Devices accounted for the majority of the remaining change compared to 2007.

Gross Profit

Three months ended June 30 (dollars in millions)	2008	2007	Percent change
Gross profit	$329.4	$266.2	23.7%
As a percent of net sales	36.5%	30.6%

Gross profit increased $63.2 million, or 23.7%, for the three months ended June 30, 2008, compared with the same period in 2007.

The gross profit increase is primarily the result of the impact of foreign exchange and lower costs related to the absence of purchase accounting charges for Mayne Pharma which in the prior year included inventory step-up charges of $31.7 million. In addition, favorable product mix, including Medication Management Systems, improved manufacturing utilization, and adjustments relating to intercompany profit which should have been recorded in prior periods was partially offset by higher freight and distribution expenses. Gross margin increased by 5.9 points to 36.5% for the three months ended June 30, 2008, from 30.6% for the three months ended June 30, 2007.

Research and Development

Three months ended June 30 (dollars in millions)	2008	2007	Percent change
Research and development expense	$58.5	$52.6	11.2%
As a percent of net sales	6.5%	6.0%

Research and development (“R&D”) expenses increased $5.9 million, or 11.2%, for the three months ended June 30, 2008, compared with the same period in 2007. The expense increase was primarily related to higher spending on product development related to new compounds in Hospira’s generic injectable drug pipeline and the impact of foreign exchange.

Acquired In-Process Research and Development

In the three months ended June 30, 2008, as part of the acquisition purchase price allocation further described in Note 2, Hospira expensed $0.5 million to acquired in-process research and development related to pipeline products.

Selling, General and Administrative

Three months ended June 30 (dollars in millions)	2008	2007	Percent change
Selling, general and administrative expense	$152.7	$146.0	4.6%
As a percent of net sales	16.9%	16.8%

Selling, general and administrative (“SG&A”) expenses increased $6.7 million, or 4.6%, for the three months ended June 30, 2008, compared with the same period in 2007. The expense increase was primarily due to sales and marketing support for new products primarily outside the United States and the impact of foreign exchange. This increase was partially offset by a decrease in stock-based compensation since the annual stock options grant was awarded in the first quarter of 2008 as compared to the second quarter of 2007.

Interest Expense and Other Income, Net

Interest expense was $28.2 million for the three months ended June 30, 2008, compared to $37.3 million in the same period in 2007. The decrease was primarily due to lower debt outstanding in the 2008 period, and lower interest rates on floating rate notes. Other income, net was zero for the three months ended June 30, 2008 compared to $(5.2) million for the three months ended June 30, 2007. The decrease reflects lower interest income and foreign exchange transaction gains.

Income Tax Expense

The effective tax rate was 22.8% for the three months ended June 30, 2008, compared to 13.5% for the same period in 2007. The increase in the effective tax rate for the three months ended June 30, 2008 compared to 2007, was due primarily to decreased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition purchase accounting charges in the 2007 period. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Results of operations for the six months ended June 30, 2008 compared to June 30, 2007

Net Sales

Net sales increased 8.4%, or 4.6% excluding the impact of foreign exchange and the impact of an additional month of Mayne Pharma net sales in 2008 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

A comparison of product line net sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2008	2007	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$640.6	$591.3	8.3%
Other Pharma	244.6	262.3	(6.7)%
	885.2	853.6	3.7%
Devices
Medication Management Systems	279.8	249.2	12.3%
Other Devices	186.4	182.9	1.9%
	466.2	432.1	7.9%
Total Americas	1,351.4	1,285.7	5.1%

EMEA—
Pharmaceuticals
Specialty Injectables	156.7	119.3	31.3%
Other Pharma	79.0	73.5	7.5%
	235.7	192.8	22.3%
Devices
Medication Management Systems	39.7	33.7	17.8%
Other Devices	34.0	36.2	(6.1)%
	73.7	69.9	5.4%
Total EMEA	309.4	262.7	17.8%

APAC—
Pharmaceuticals
Specialty Injectables	98.0	75.9	29.1%
Other Pharma	7.6	6.6	15.2%
	105.6	82.5	28.0%
Devices
Medication Management Systems	10.7	8.3	28.9%
Other Devices	13.2	12.9	2.3%
	23.9	21.2	12.7%
Total APAC	129.5	103.7	24.9%

Net Sales	$1,790.3	$1,652.1	8.4%

Specialty Injectables include generic injectables (including biogenerics) and proprietary specialty injectables (such as Precedex®). Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products.

Net sales for the six months ended June 30, 2008 and 2007 include six and five months, respectively, of Mayne Pharma net sales.

Americas

Net sales in the Americas segment increased 5.1% including 1.2% of foreign exchange impact.  Net sales of Specialty Injectable Pharmaceuticals increased due to higher volumes from additional Group Purchasing Organization (“GPO”) pharmacy contract awards, benefits from competitor supply issues and new product introductions. Other Pharma net sales decreased due to lower demand from certain contract manufacturing customers, partially offset by increased large volume IV solutions sales. Net sales in Medication Management Systems increased due to strong demand and penetration for Symbiq® as well as improvements in our implementation processes. Other Device net sales increased 1.9% over the second quarter of 2007.

EMEA

Net sales in the EMEA segment increased 17.8%. Foreign exchange impact of 12.1%, combined with an additional month of Mayne Pharma net sales in 2008, strong growth in compounding, higher ambulatory systems volume, and sales of newly launched biogenerics more than offset declines in demand from existing contract manufacturing customers, and Other Pharma and Devices.

APAC

Net sales in the APAC segment increased 24.9%. Foreign exchange impact of 14.0%, combined with an additional month of Mayne Pharma net sales in 2008, were offset by decreases in Other Pharma and Devices.

Gross Profit

Six months ended June 30 (dollars in millions)	2008	2007	Percent change
Gross profit	$643.4	$540.8	19.0%
As a percent of net sales	35.9%	32.7%

Gross profit increased $102.6 million, or 19.0%, for the six months ended June 30, 2008, compared with the same period in 2007.

The gross profit increase is primarily the result of higher volume, inclusive of an additional month of Mayne Pharma gross profit in 2008 and the impact of foreign exchange. In addition, lower costs related to the absence of purchase accounting charges for Mayne Pharma which in the prior year included inventory step-up charges of $53.1 million and favorable product mix, including Medication Management Systems, were partially offset by higher freight and distribution expenses. Gross margin increased by 3.2 points to 35.9% for the six months ended June 30, 2008, from 32.7% for the six months ended June 30, 2007.

Research and Development

Six months ended June 30 (dollars in millions)	2008	2007	Percent change
Research and development expense	$108.4	$96.1	12.8%
As a percent of net sales	6.1%	5.8%

Research and development (“R&D”) expenses increased $12.3 million, or 12.8%, for the six months ended June 30, 2008, compared with the same period in 2007. The expense increase was primarily related to higher spending on product development related to new compounds in Hospira’s generic injectable drug pipeline, the additional month of Mayne Pharma, the impact of foreign exchange, partially offset by lower spending in 2008 for clinical trials on Hospira’s branded sedative, Precedex®.

Acquired In-Process Research and Development

In the three months ended June 30, 2008, as part of the acquisition purchase price allocation further described in Note 2, Hospira expensed $0.5 million to acquired in-process research and development related to pipeline products.

In the three months ended March 31, 2007, as part of the Mayne Pharma purchase price allocation, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma’s pipeline products.

Selling, General and Administrative

Six months ended June 30 (dollars in millions)	2008	2007	Percent change
Selling, general and administrative expense	$305.1	$277.9	9.8%
As a percent of net sales	17.0%	16.8%

Selling, general and administrative (“SG&A”) expenses increased $27.2 million, or 9.8%, for the six months ended June 30, 2008, compared with the same period in 2007. The expense increase was primarily due to sales and marketing support for new products primarily outside the United States, and the impact of foreign exchange.

Interest Expense and Other Income, Net

Interest expense was $59.6 million for the six months ended June 30, 2008, compared to $67.8 million in the same period in 2007. The decrease was primarily due to lower debt outstanding in the 2008 period, the additional debt issue cost incurred in 2007 related to the Mayne Pharma acquisition, and lower interest rates on floating rate notes. Other income, net was $(4.1) million for the six months ended June 30, 2008 compared to $(5.8) million for the six months ended June 30, 2007. The decrease reflects lower interest income and foreign exchange transaction gains.

Income Tax Expense

The effective tax rate was 22.7% for the six months ended June 30, 2008, compared to 93.4% for the same period in 2007. The effective tax rate for 2007 included the impact of a significant unusual item, the expensing of acquired in-process research and development. Excluding the effect of this item, the 2007 effective tax rate was 17.8%. The increase in the effective tax rate for the six months ended June 30, 2008 compared to 2007, excluding the significant unusual item, was due primarily to decreased expenses in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition purchase accounting charges in the 2007 period. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the United States.

Liquidity and Capital Resources at June 30, 2008 compared with December 31, 2007

Net Cash Provided by Operating Activities continues to be Hospira’s primary source of funds to finance operating needs, capital expenditures and repayment of debt. Other capital resources include cash on hand, borrowing availability under Hospira’s $375.0 million revolving credit facility and access to capital markets. Beginning on February 2, 2007, Hospira’s operating cash flows include operating cash flows generated by Mayne Pharma. During the two-year period after the closing, Hospira expects to incur approximately $95 million to $110 million of cash expenditures relating to the integration of Mayne Pharma, which will reduce operating and investing cash flows and to date, approximately $100.8 million of cash expenditures have been incurred. In addition, as a result of the debt incurred during the first quarter of 2007 to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations (including interest expense and mandatory principal payments on the term loan described below) on an ongoing basis compared to past periods. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and Mayne Pharma integration expenditures for the foreseeable future.

Summary of Cash Flows

Operating activities for the six months ended June 30, 2008 provided net cash of $182.6 million driven by net income of $134.5 million. Non-cash charges related to depreciation, amortization of intangibles, the write-off of acquired in-process research and development, stock-based compensation expense and the net gains on the sales of assets totaled $152.8 million. Changes in operating assets and liabilities and Other, net of $(104.7) million consist primarily of higher inventories, which reflect increases for planned plant maintenance and demand from increased awards in GPO pharmacy contracts, and higher trade receivables.

Net Cash Used in Investing Activities of $173.1 million for the six months ended June 30, 2008 includes capital expenditures of $86.7 million and $42.3 million of payments for certain intangible assets including product rights, primarily acquired in the prior year but paid in the current year, and other investments. Hospira paid $20.4 million for acquisitions and deferred consideration related to acquisitions made by Mayne Pharma in prior years. Also, Hospira purchased $24.5 million of marketable equity securities and received proceeds of $0.8 million from disposal of facilities.

Net Cash Used in Financing Activities of $54.6 million for the six months ended June 30, 2008 includes prepayments of $64.5 million in principal amount of the term loan, in addition to the rescheduled $20.5 million in principal, for a total of $85.0 million. In addition, financing activities includes proceeds from employee stock option exercises and related tax benefits of $23.5 million and additional net borrowing of $7.0 million.

Debt and Capital

Under the $500.0 million three-year term loan facility due 2010, Hospira was required to repay $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the four remaining payments. Hospira is permitted to prepay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments made in 2007 of $359.7 million and an additional $64.5 million in the six months ended June 30, 2008, reduce the amounts required to be repaid to $2.1 million at the end of the third and fourth quarters of 2008 and $2.7 million for the four remaining payments. As a result of the prepayments, the amount due within one year is $9.6 million, and is recorded as short-term borrowings.

In June 2008, Hospira entered into interest rate swap transactions whereby $300.0 million of the $400.0 million ten-year senior unsecured notes due in June 2014 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. Changes in fair value are offset against the carrying amount of the fixed-rate debt through earnings and the ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. As of June 30, 2008, Hospira had no amounts outstanding under the Revolver.

Certain of our borrowing agreements contain covenants that require compliance, for example, a debt to earnings ratio and a minimum interest coverage ratio. As of June 30, 2008, Hospira was in compliance with all applicable covenants.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

In June 2008, Hospira entered into interest rate swap transactions whereby $300.0 million of the $400.0 million ten-year senior unsecured notes due in June 2014 were effectively converted from fixed to floating rate debt. As a result of converting from fixed to floating rate debt, a hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.0 million.

There have been no other material changes to the information provided in Item 7A. to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.       Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chairman and Chief Executive Officer, Christopher B. Begley, and Senior Vice President, Finance and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

Changes in internal controls. There was no change in Hospira’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

The disclosure contained in Note 12 to the condensed consolidated financial statements included in Part I. Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-April 30, 2008	2,586	$42.26	—	$100,233,606
May 1-May 31, 2008	39,863	$39.94	—	$100,233,606
June 1-June 30, 2008	6,566	$40.80	—	$100,233,606
Total	49,015	$40.18	—	$100,233,606

(1)   These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)   In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of June 30, 2008, Hospira had purchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2008 under this program.

Item 4.       Submission of Matters to a Vote of Security Holders

The information required by this item has been previously reported in the first paragraph (and following table) of Item 8.01 of Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2008.  Such information is incorporated by reference herein.

Item 6.       Exhibits

A list of exhibits filed herewith or incorporated by reference herein immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: August 6, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Hospira, Inc. Non-Employee Directors’ Fee Plan, as amended.

10.2	Form of Non-Employee Director Restricted Stock Agreement, as amended.

12.1	Statement regarding Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.