Form 10-Q
period 2008-09-30
HOSPIRA INC
filed 2008-11-05
CIK 1274057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, Registrant had outstanding 159,596,593 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$925.5	$838.0	$2,715.8	$2,490.1
Cost of products sold	595.5	543.5	1,742.4	1,654.8
Gross Profit	330.0	294.5	973.4	835.3

Research and development	51.7	51.4	160.1	147.5
Acquired in-process research and development	—	—	0.5	84.8
Selling, general and administrative	145.6	136.5	450.7	414.4
Income From Operations	132.7	106.6	362.1	188.6

Interest expense	27.6	34.7	87.2	102.5
Other income, net	(2.4)	(6.2)	(6.5)	(12.0)
Income Before Income Taxes	107.5	78.1	281.4	98.1

Income tax expense	25.7	18.7	65.1	37.4
Net Income	$81.8	$59.4	$216.3	$60.7

Earnings Per Common Share:
Basic	$0.51	$0.38	$1.36	$0.39
Diluted	$0.51	$0.37	$1.34	$0.38
Weighted Average Common Shares Outstanding:
Basic	159.4	157.1	159.1	156.6
Diluted	161.6	160.1	161.4	159.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2008	2007
Cash Flow From Operating Activities:
Net income	$216.3	$60.7
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	141.2	136.2
Amortization of intangibles	51.1	37.1
Write-off of acquired in-process research and development	0.5	84.8
Step-up value of acquired inventories sold	—	53.1
Stock-based compensation expense	33.2	31.6
Net gains on sales of assets	(3.0)	(2.9)
Changes in assets and liabilities-
Trade receivables	(75.8)	(42.3)
Inventories	(107.6)	(3.4)
Prepaid expenses and other assets	4.1	5.4
Trade accounts payable	7.3	4.8
Other liabilities	37.1	(31.0)
Other, net	24.2	20.4
Net Cash Provided by Operating Activities	328.6	354.5
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(126.9)	(128.7)
Acquisitions, net of cash acquired, including payments for deferred consideration	(22.2)	(1,963.2)
Purchases of intangibles and other investments	(49.6)	—
(Purchases) Sales of marketable securities	(24.5)	0.6
Settlements of foreign currency contracts	—	(55.7)
Proceeds from dispositions of product rights	—	13.8
Proceeds from disposal of facilities	0.8	—
Net Cash Used in Investing Activities	(222.4)	(2,133.2)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	3,336.2
Repayment of long-term debt	(90.1)	(1,700.1)
Other borrowings, net	8.5	(0.3)
Excess tax benefit from stock-based compensation arrangements	1.0	0.9
Proceeds from stock options exercised	27.4	40.4
Net Cash (Used in) Provided by Financing Activities	(53.2)	1,677.1
Effect of exchange rate changes on cash and cash equivalents	(6.7)	16.0
Net change in cash and cash equivalents	46.3	(85.6)
Cash and cash equivalents at beginning of period	241.1	322.0
Cash and cash equivalents at end of period	$287.4	$236.4

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$96.6	$57.7
Income taxes, net	$8.6	$57.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$287.4	$241.1
Trade receivables, less allowances of $12.6 in 2008 and $14.1 in 2007	618.7	559.0
Inventories	854.8	766.6
Deferred income taxes	156.7	176.7
Prepaid expenses	29.0	23.8
Other receivables	71.7	73.8
Total Current Assets	2,018.3	1,841.0
Property and equipment, net	1,226.4	1,276.9
Intangible assets, net	473.3	554.0
Goodwill	1,181.4	1,240.9
Deferred income taxes	65.9	79.4
Investments	47.6	23.7
Other assets	54.3	68.8
Total Assets	$5,067.2	$5,084.7
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$328.8	$58.5
Trade accounts payable	193.3	190.3
Salaries, wages and commissions	141.6	143.6
Deferred income taxes	—	8.4
Other accrued liabilities	305.6	393.5
Total Current Liabilities	969.3	794.3
Long-term debt	1,832.6	2,184.4
Deferred income taxes	32.7	50.7
Post-retirement obligations and other long-term liabilities	335.0	310.1
Commitments and Contingencies
Total Shareholders’ Equity	1,897.6	1,745.2
Total Liabilities and Shareholders’ Equity	$5,067.2	$5,084.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid–in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balances at December 31, 2007	158.6	$1.7	$(299.8)	$1,160.2	$815.5	$67.6	$1,745.2
Net income	—	—	—	—	216.3	—	216.3

Other comprehensive loss	—	—	—	—	—	(128.8)	(128.8)

Changes in shareholders' equity related to incentive programs	1.0	—	—	64.9	—	—	64.9
Balances at September 30, 2008	159.6	$1.7	$(299.8)	$1,225.1	$1,031.8	$(61.2)	$1,897.6

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

In 2008, Hospira re-aligned its segment presentation to better reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). Prior year segment disclosure has been reclassified to conform to the current year presentation.

On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma Limited (“Mayne Pharma”), an Australian public company listed on the Australian Stock Exchange. The results of operations of Mayne Pharma are included in Hospira’s results for periods as of that date, which has affected comparability of the financial statements for the periods presented in this report. For a more detailed description of Hospira’s acquisition of Mayne Pharma, see Note 2 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

For comparative purposes, Hospira made certain reclassifications to prior period amounts. The reclassifications did not affect net income or shareholders’ equity.

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This provision of FSP 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. SFAS No. 161 only requires additional disclosures, hence the adoption will not impact Hospira’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira does not anticipate that the impact from the adoption of SFAS No. 160 will be significant to the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. Therefore, the actuarial valuation measurement date will be changed from November 30 to December 31, 2008, so all plans will have a year end measurement date. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. The adoption of this provision of SFAS No. 158 will not be significant to the financial statements.

Adoption of New Accounting Standards

Hospira adopted the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no impact to the condensed consolidated financial statements from the adoption of SFAS No. 157.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

Hospira adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. At adoption, Hospira had not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items at fair value, therefore, there was no impact to the condensed consolidated financial statements from adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections to apply SFAS No. 159 during the nine months ended September 30, 2008.

Note 2 – Acquisitions and Other Investment Activity

In 2008, Hospira acquired a developer of bar code and radio-frequency identification (“RFID”) point-of-care technology. The preliminary allocation of purchase price resulted in intangible assets of $5.5 million, mostly technology based, that will be amortized over 4 years; acquired in-process research and development of $0.5 million that was expensed at the date of acquisition; non-tax deductible goodwill of $8.5 million; and other assets and (liabilities), net of $(2.0) million. The impact of the acquisition is not expected to be material to Hospira’s results of operations in 2008. In 2008, Hospira also made payments for deferred consideration related to acquisitions made by Mayne Pharma in prior years.

Hospira acquired intangible assets, primarily product rights, in the fourth quarter of 2007, for which the payments were made in 2008, and also made other investments. In addition, Hospira purchased $24.5 million of marketable equity securities in April 2008.

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

The following table summarizes the basis used to measure certain assets at fair value on a recurring basis, under the applicable provisions of SFAS No. 157, in the balance sheet:

	Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	September 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap derivative financial instruments	$1.6	$—	$1.6	$—
Available-for-sale marketable securities	14.9	14.9	—	—
Foreign currency forward exchange contracts	2.2	—	2.2	—

The fair value of the Level 1 financial assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 financial assets is based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes.

At September 30, 2008, the fair value of the marketable equity securities purchased in April 2008 was $14.9 million. Hospira assessed the decline of $8.3 million in the market value to be temporary and recorded the decline as an unrealized loss on marketable equity securities in accumulated other comprehensive loss, net of taxes.

Note 4 – Restructuring Costs

2008 Actions

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $29 million to $35 million on a pre-tax basis through 2011. Restructuring costs consist primarily of costs related to severance and certain other employee benefit costs, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

During the three months and nine months ended September 30, 2008, Hospira recorded in the Americas segment pre-tax restructuring charges of $2.8 million and $4.9 million, respectively, in cost of products sold and $0.7 million and $1.2 million, respectively, in research and development.

The following summarizes the Morgan Hill, California restructuring activity for 2008:

	Balance at	Costs		Non Cash	Balance at
(dollars in millions)	December 31, 2007	Incurred	Payments	Items	September 30, 2008
Employee-related benefit costs	$—	$5.2	$(0.1)	$—	$5.1
Accelerated depreciation	—	0.8	—	(0.8)	—
Other	—	0.1	(0.1)	—	—
	$—	$6.1	$(0.2)	$(0.8)	$5.1

2006 and 2005 Actions

In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland. In February 2006, Hospira further announced plans to close plants in Ashland, Ohio and Montreal, Canada, and also provided the planned timeline for phasing out production at a leased facility in North Chicago, Illinois. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis through 2009. Restructuring costs consist primarily of costs related to severance and certain other employee benefit costs, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs.

Hospira recorded pre-tax restructuring charges in the following segments to cost of products sold:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Americas(1)	$1.0	$3.7	$7.7	$15.3
EMEA	—	0.5	—	0.8
APAC	—	—	—	—
Total pre-tax restructuring charges	$1.0	$4.2	$7.7	$16.1

(1)          In September 2006, the Montreal, Canada manufacturing plant was sold for $7.8 million, resulting in a pre-tax gain of $2.5 million which was recognized in the three months ended September 30, 2008, at the end of the lease-back term and when all environmental matters were remediated.

To date, Hospira has incurred pre-tax restructuring charges of $74.2 million related to these actions. Product transfers from the Donegal, Ireland manufacturing plant were completed in 2006. Hospira ceased production at the Ashland, Ohio location during the three months ended September 30, 2007, and is in the process of disposing this location, including conducting environmental studies. At September 30, 2008, Hospira has $0.5 million in other accrued liabilities for environmental clean-up costs related to these studies and actions. Hospira completed all product transfers relating to the Montreal, Canada manufacturing plant during the three months ended June 30, 2008. Hospira expects to complete all product transfers relating to the North Chicago, Illinois manufacturing plant and exit the leased facility by the end of the second quarter of 2009.

The following summarizes the Ashland, Ohio; Montreal, Canada; and North Chicago, Illinois restructuring activity for 2008:

	Balance at	Costs		Non Cash	Balance at
(dollars in millions)	December 31, 2007	Incurred	Payments	Items	September 30, 2008
Employee-related benefit costs	$17.8	$6.9	$(11.4)	$(1.7)	$11.6
Accelerated depreciation	—	0.6	—	(0.6)	—
Other(1)	0.6	0.2	(3.3)	2.5	—
	$18.4	$7.7	$(14.7)	$0.2	$11.6

(1)            In September 2006, the Montreal, Canada manufacturing plant was sold for $7.8 million, resulting in a pre-tax gain of $2.5 million which was recognized in the three months ended September 30, 2008 at the end of the lease-back term and when all environmental matters were remediated.

Note 5 – Stock-Based Compensation

Hospira’s 2004 Long-Term Incentive Plan provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense, primarily resulting from stock option awards, of $8.7 million and $8.1 million was recognized for the three months ended September 30, 2008 and 2007, respectively. The related income tax benefit recognized was $3.2 million and $2.9 million, respectively. Stock-based compensation expense, primarily resulting from stock option awards, of $33.2 million and $31.6 million was recognized for the nine months ended September 30, 2008 and 2007, respectively. The related income tax benefit recognized was $12.3 million and $11.7 million, respectively. Stock-based compensation costs are not allocated for segment reporting purposes.

In March 2008, 2.3 million stock options were granted to certain employees for the 2008 annual stock options grant. These stock options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term. The annual stock options grant was awarded in the first quarter of 2008 as compared to the second quarter in 2007.

The fair values are estimated using the Black-Scholes option-pricing model based on the weighted average assumptions utilized for option grants during the periods presented are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Volatility	28.0%	34.0%	28.0%	33.8%
Expected life (years)	4.5	3.5	4.5	4.4
Risk-free interest rate	2.8%	4.3%	2.3%	4.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$10.72	$11.93	$11.68	$14.00

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

The valuation model for the March 2008 performance share award used the following assumptions:

Weighted-Average	Risk-Free	Expected
Expected Volatility	Interest Rate	Dividend Yield
27.9%	2.0%	0.0%

As of September 30, 2008, there was $50.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

Net cost recognized for the pension and post-retirement medical and dental benefit plans is as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.5	$0.4	$1.5	$1.1
Interest cost on projected benefit obligations	6.1	6.1	18.5	18.5
Expected return on plans’ assets	(7.1)	(7.1)	(21.5)	(21.3)
Net amortization	0.8	1.2	2.5	3.5
Settlement of benefits(1)	1.7	—	1.7	—
Net cost	$2.0	$0.6	$2.7	$1.8

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.1	$—	$0.3	$—
Interest cost on projected benefit obligations	0.9	0.7	2.8	2.1
Net amortization	0.9	0.2	1.5	0.6
Curtailment of benefits(2)	—	(0.8)	—	(0.8)
Net cost	$1.9	$0.1	$4.6	$1.9

(1)          Relates to the shutdown of the Montreal, Canada manufacturing plant.

(2)          Relates to the shutdown of the Ashland, Ohio manufacturing plant.

During the three months ended September 30, 2008, Hospira made a discretionary funding contribution of $5.5 million to the main U.S. pension plan. Based on Federal laws and regulations, Hospira is not required to make any contributions and does not expect to make any discretionary contributions to its pension plans for the remainder of 2008 or 2009.

Certain Hospira employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended September 30, 2008 and 2007 were $9.0 million and $10.0 million, respectively. For the nine months ended September 30, 2008 and 2007 contributions were $27.7 million and $26.8 million, respectively.

Note 7 – Income Taxes

Taxes on income reflect the estimated annual effective rates and are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Hospira began operations as a new taxpayer on May 1, 2004, and the U.S. federal tax returns for 2004 and 2005 are currently under examination by the Internal Revenue Service (“IRS”). Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next 3 months, with final IRS approval within 12 months. However, the ultimate resolution of the 2004 – 2005 IRS audit is dependent on a number of factors and procedures that can not be predicted at this time. In addition, certain tax statutes are also expected to close within the next 12 months. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range can not be made at this time.

Hospira remains open to tax examination in all major tax-paying jurisdictions, including Australia, Canada, Italy, United Kingdom and the United States. Pre-acquisition audit or procedural tax adjustments reducing tax liabilities for acquired entities are recorded as adjustments to goodwill as applicable.

Note 8 – Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2008	2007	2008	2007
Weighted average basic common shares outstanding	159.4	157.1	159.1	156.6
Incremental shares outstanding related to stock-based awards	2.2	3.0	2.3	2.9
Weighted average dilutive common shares outstanding	161.6	160.1	161.4	159.5

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the market average stock price was 5.6 million and 5.4 million for the three and nine months ended September 30, 2008, respectively, and 5.2 million and 2.6 million for the three and nine months ended September 30, 2007, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 9 – Inventories and Property and Equipment, Net

Inventories consist of the following:

	September 30,	December 31,
(dollars in millions)	2008	2007
Finished products	$513.5	$465.4
Work in process	156.1	128.2
Materials	185.2	173.0
Total inventories	$854.8	$766.6

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2008	2007
Property and equipment, at cost	$2,580.1	$2,620.2
Accumulated depreciation	(1,353.7)	(1,343.3)
Total property and equipment, net	$1,226.4	$1,276.9

Note 10 – Goodwill and Intangible Assets, Net

The following summarizes goodwill and intangible assets, net activity:

				Currency
	Balance at			Translation Effect	Balance at
(dollars in millions)	December 31, 2007	Acquisitions	Amortization	and Other	September 30, 2008
Goodwill	$1,240.9	$8.5	$—	$(68.0)	$1,181.4
Intangible assets, net	554.0	6.5	(51.1)	(36.1)	473.3

The additions to goodwill and intangible assets, net are primarily related to the acquisition in the Americas segment further described in Note 2. Currency translation effect and other includes a $35.3 million reduction in goodwill in the APAC segment related to Mayne Pharma deferred tax liabilities for pre-acquisition tax return settlements and the adjusted tax basis of certain acquired Mayne Pharma assets. There were no reductions from goodwill relating to impairments or disposal of all or a portion of a business.

Goodwill is not amortized, but is tested for impairment at least annually on September 30, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As of the latest assessment, no impairment was indicated.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, weighted average 10 years). Intangible asset amortization expense was $16.7 million and $14.2 million for the three months ended September 30, 2008 and 2007, respectively. Intangible asset amortization expense was $51.1 million and $37.1 million for the nine months ended September 30, 2008 and 2007, respectively. Intangible asset amortization is estimated at $17.0 million for the remainder of 2008, $68.4 million for 2009 and 2010, $65.8 million for 2011, and $54.2 million for 2012.

Hospira acquired product rights, in the fourth quarter of 2007, for which the payments were made in 2008.

Additionally, intangible assets, net consist of the following:

	September 30, 2008			December 31, 2007
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Product rights	$525.9	$(85.3)	$440.6	$565.4	$(46.2)	$519.2
Customer relationships	32.8	(7.3)	25.5	36.0	(4.2)	31.8
Technology	10.3	(3.1)	7.2	4.8	(1.8)	3.0
	$569.0	$(95.7)	$473.3	$606.2	$(52.2)	$554.0

Note 11 – Short-term Borrowings and Long-term Debt

For a more detailed description of Hospira’s short-term borrowings and long-term debt, see Note 10 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007.

Under the $500.0 million three-year term loan facility due 2010, Hospira was required to repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the three remaining payments in 2009 and the final payment in 2010. Hospira is permitted to prepay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments made in 2007 of $359.7 million and an additional $67.4 million in the nine months ended September 30, 2008, reduced the amounts required to be repaid to $1.7 million at the end of the fourth quarter of 2008 and $2.1 million for the three remaining payments in 2009 and the final payment in 2010. As of September 30, 2008, prepayments and required payments of $490.0 million in principal have been paid and of the remaining $10.0 million in principal, $7.9 million is due within one year.

In June 2008, Hospira entered into interest rate swap contracts whereby $300.0 million of the $400.0 million, 5.90% fixed rate ten-year senior unsecured notes due in June 2014 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. Changes in fair value are offset against the carrying amount of the fixed-rate debt through earnings and the ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings. In September 2008, Hospira terminated one interest rate swap contract with a notional amount of $75.0 million thereby reducing the notional portion effectively converted from fixed to floating rate debt from $300.0 million to $225.0 million.

Additionally, in September 2008, Hospira terminated one interest rate swap contract with a notional amount of $100.0 million, which had effectively converted the related portion of the $300.0 million, 4.95% fixed-rate five-year senior unsecured notes due 2009, to variable rate debt. This reduced the notional portion effectively converted from fixed to floating rate debt from $300.0 million to $200.0 million.

As a result of these interest rate swap contract terminations, Hospira received $2.5 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There are no penalties associated with the termination of the interest rate swap agreements.

In October 2008, Hospira terminated all remaining interest rate swap contracts with a total notional amount of $425.0 million, which had effectively converted the related portion of the fixed-rate senior unsecured notes due 2014 and 2009, to variable rate debt. As a result of the swap terminations, Hospira received $6.7 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts will be deferred and amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts will be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There are no penalties associated with the termination of the interest rate swap agreements.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. As of September 30, 2008, Hospira had no amounts outstanding under the Revolver.

Certain of our borrowing agreements contain covenants that require compliance, for example, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2008, Hospira was in compliance with all applicable covenants.

Note 12 – Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”).  These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.  In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs.  Many of the products involved in these investigations and lawsuits are Hospira products.  Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future.  Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in one such lawsuit: State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii, filed April, 2006. Hospira denies all material allegations asserted against it. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition. The previously reported case, The State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Abbott Laboratories Inc. in which Hospira was added as a defendant in August 2004 has been settled.  Hospira has agreed to provide additional price reporting to Texas in the future.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as:  “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” In July 2008, the court denied defendants’ motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint. In the third quarter of 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

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

Hospira’s litigation exposure, including product liability claims, are evaluated each reporting period. Hospira’s reserves, which are not significant at September 30, 2008 and December 31, 2007, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 13 – Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2008 and December 31, 2007, 167.2 million and 166.2 million common shares were issued and 159.6 million and 158.6 million common shares were outstanding, respectively.

Treasury Stock

Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2008 under this program.

Note 14 – Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income, net of taxes

Comprehensive (loss) income, net of taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007
Foreign currency translation adjustments	$(229.7)	$63.9	$(123.8)	$116.1
Pension liability adjustments, net of taxes $(0.4) million and $(0.5) million for the three months ended September 30, 2008 and 2007, respectively, and $(1.5) million and $(1.6) million for the nine months ended September 30, 2008 and 2007, respectively	0.7	0.8	2.6	2.4
Unrealized losses on marketable equity securities, net of taxes $(1.6) million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and $0 million and $2.2 million for the nine months ended September 30, 2008 and 2007, respectively	(1.9)	(3.4)	(8.0)	(3.9)
Unrealized gains (losses) on cash flow hedges, net of taxes $(0.3) million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, and $(0.3) million and $1.1 million for the nine months ended September 30, 2008 and 2007, respectively	0.4	(0.6)	0.4	(1.8)
Other comprehensive (loss) income	(230.5)	60.7	(128.8)	112.8
Net Income	81.8	59.4	216.3	60.7
Comprehensive (Loss) Income	$(148.7)	$120.1	$87.5	$173.5

Accumulated other comprehensive (loss) income, net of taxes consists of the following:

	September 30,	December 31,
(dollars in millions)	2008	2007
Cumulative foreign currency translation adjustments	$5.9	$129.7
Cumulative retirement plans unrealized losses, net of taxes $37.1 million and $38.7 million, respectively	(57.4)	(60.0)
Cumulative unrealized losses on marketable equity securities, net of taxes $0 million and $0 million, respectively	(8.3)	(0.3)
Cumulative unrealized losses on cash flow hedges, net of taxes $0.8 million and $1.1 million, respectively	(1.4)	(1.8)
Accumulated Other Comprehensive (Loss) Income	$(61.2)	$67.6

Note 15 – Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of hospital products, including specialty injectable and other pharmaceuticals and medication management systems and other devices. Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products. In 2008, Hospira re-aligned its segment presentation to better reflect how the business is currently managed. Previously, Hospira operated in two reportable segments: U.S. and International. Prior year segment disclosure has been reclassified to conform to the current year presentation.

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other income, net that benefit the entire organization are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

	Three Months Ended September 30,
	Net Sales		Income from Operations
(dollars in millions)	2008	2007	2008	2007
Americas	$705.7	$644.7	$151.1	$127.2
EMEA	146.6	133.8	4.4	1.8
APAC	73.2	59.5	6.4	5.6

Total reportable segments	$925.5	$838.0	161.9	134.6

Corporate functions			(20.5)	(19.9)
Stock-based compensation			(8.7)	(8.1)
Income from operations			132.7	106.6
Interest expense and other income, net			(25.2)	(28.5)

Income before income taxes			$107.5	$78.1

	Nine Months Ended September 30,
	Net Sales		Income from Operations
(dollars in millions)	2008	2007	2008	2007
Americas	$2,057.1	$1,930.4	$426.0	$301.4
EMEA	456.0	396.5	10.7	(15.4)
APAC	202.7	163.2	13.6	(8.4)

Total reportable segments	$2,715.8	$2,490.1	450.3	277.6

Corporate functions			(55.0)	(57.4)
Stock-based compensation			(33.2)	(31.6)
Income from operations			362.1	188.6
Interest expense and other income, net			(80.7)	(90.5)

Income before income taxes			$281.4	$98.1

	Three Months Ended September 30,

Depreciation and Amortization

Additions to Long-Term Assets

(dollars in millions)	2008	2007	2008	2007
Americas	$39.4	$38.9	$32.2	$37.8
EMEA	14.6	10.3	6.1	0.8
APAC	10.0	11.1	2.5	2.1

Total reportable segments	$64.0	$60.3	$40.8	$40.7

	Nine Months Ended September 30,

Depreciation and Amortization

Additions to Long-Term Assets

(dollars in millions)	2008	2007	2008	2007
Americas	$121.4	$116.0	$104.9	$113.1
EMEA	39.4	28.5	13.7	5.3
APAC	31.5	28.8	7.2	5.8

Total reportable segments	$192.3	$173.3	$125.8	$124.2

	Goodwill		Total Assets
	September 30,	December 31,	September 30,	December 31,
(dollars in millions)	2008	2007	2008	2007
Americas	$757.5	$749.0	$3,324.7	$3,203.9
EMEA	245.5	263.8	1,031.3	1,090.3
APAC	178.4	228.1	711.2	790.5

Total reportable segments	$1,181.4	$1,240.9	$5,067.2	$5,084.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”) as updated by Part II. Item 1A. in this Form 10-Q, and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2007 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each report on Form 10-Q for the three month periods ended March 31, 2008 and June 30, 2008, as updated by this Item 2. Accordingly, one should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2008, Hospira re-aligned its segment presentation to better reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). Prior year segment disclosure has been reclassified to conform to the current year presentation.

Mayne Pharma Acquisition

On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055.0 million. The results of operations of Mayne Pharma are included in Hospira’s results for periods as of that date, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods. Hospira financed the acquisition and related expenses through borrowing approximately $1,925.0 million, and the remainder was funded with cash on hand. Net sales of Mayne Pharma products, which are principally specialty injectable pharmaceutical products, are reported within each of Hospira’s reportable segments.

In connection with the acquisition, during the nine months ended September 30, 2007, Hospira recorded $137.9 million of charges relating to purchase accounting, including $84.8 million of acquired in-process research and development, all of which was recorded in the first quarter, and $53.1 million of inventory step-up charges, of which $21.4 million was expensed in the first quarter and $31.7 million was expensed in the second quarter. Hospira also recorded $518.2 million of intangible assets in connection with the acquisition, which will be amortized over their estimated useful lives (which have a weighted average life of 10 years).

In connection with the integration of Mayne Pharma into its operations, Hospira reported that it expected to incur approximately $95 million to $110 million of cash expenditures for the two-year period after the closing, of which $60 million to $75 million to be recorded as expense, with the remainder related to purchase accounting items and capital projects. These expenses relate to the closure of facilities, termination of lease agreements and employee-related benefit arrangements during the two-year period after the closing. Approximately $4.8 million and $22.4 million of integration expenses were recorded during the three and nine months ended September 30, 2008, respectively. Approximately $7.9 million and $31.6 million of integration expenses were recorded during the three and nine months ended September 30, 2007, respectively. To date, approximately $108.7 million of cash expenditures have been made, of which $66.6 million of expenses have been incurred. Although the remaining expenditures are expected to be completed by the end of 2008, Hospira now expects to incur cash expenditures slightly above the high end of the range due to the impact of changes in foreign exchange rates and additional capital expenditures. In addition to integration expenses, Hospira recorded other acquisition-related expenses of $7.9 million in the three months ended March 31, 2007.

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

Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This provision of FSP 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. SFAS No. 161 only requires additional disclosures, hence the adoption will not impact Hospira’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira does not anticipate that the impact from the adoption of SFAS No. 160 will be significant to the consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). One provision of SFAS No. 158 requires the measurement of Hospira’s defined benefit plan’s assets and its obligations to determine the funded status be made as of the end of the fiscal year. Therefore, the actuarial valuation measurement date will be changed from November 30 to December 31, 2008, so all plans will have a year end measurement date. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. The adoption of this provision of SFAS No. 158 will not be significant to the financial statements.

Adoption of New Accounting Standards

Hospira adopted the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no impact to the condensed consolidated financial statements from the adoption of SFAS No. 157.

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

The fair value of the Level 1 financial assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 financial assets is based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes.

FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

Hospira adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. At adoption, Hospira had not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items at fair value, therefore, there was no impact to the condensed consolidated financial statements from adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections to apply SFAS No. 159 during the nine months ended September 30, 2008.

Results of operations for the three months ended September 30, 2008 compared to September 30, 2007

Net Sales

Net sales increased 10.4% or 8.8%, excluding the impact of changes in foreign exchange rates, in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

A comparison of product line net sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended September 30,
	2008	2007	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$341.1	$299.9	13.7%
Other Pharma	129.8	131.3	(1.1)%
	470.9	431.2	9.2%
Devices
Medication Management Systems	138.5	123.0	12.6%
Other Devices	96.3	90.5	6.4%
	234.8	213.5	10.0%
Total Americas	705.7	644.7	9.5%

EMEA—
Pharmaceuticals
Specialty Injectables	67.5	65.0	3.8%
Other Pharma	41.3	37.8	9.3%
	108.8	102.8	5.8%
Devices
Medication Management Systems	19.6	16.1	21.7%
Other Devices	18.2	14.9	22.1%
	37.8	31.0	21.9%
Total EMEA	146.6	133.8	9.6%

APAC—
Pharmaceuticals
Specialty Injectables	57.3	45.7	25.4%
Other Pharma	4.5	4.2	7.1%
	61.8	49.9	23.8%
Devices
Medication Management Systems	4.8	4.0	20.0%
Other Devices	6.6	5.6	17.9%
	11.4	9.6	18.8%
Total APAC	73.2	59.5	23.0%

Net Sales	$925.5	$838.0	10.4%

Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products.

Americas

Net sales in the Americas segment increased 9.5%, or 9.2% excluding the impact of changes in foreign exchange rates. The growth in net sales of Specialty Injectable Pharmaceuticals was due to increased volumes from Group Purchasing Organization (“GPO”) pharmacy contract awards, new product introductions, and the impact of competitor supply issues. Other Pharma net sales decreased due to lower demand from certain contract manufacturing customers, partially offset by increased large volume IV solutions sales. Net sales in Medication Management Systems increased due to strong demand, particularly for Symbiq®, Hospira’s newest general infusion system. Other Device net sales increased due to volume growth in gravity administration sets.

EMEA

Net sales in the EMEA segment increased 9.6%, or 3.4% excluding the impact of changes in foreign exchange rates. Excluding the changes in foreign exchange rates, Specialty Injectable Pharmaceuticals sales declined, primarily due to expected oncology price decreases, partially offset by higher anesthesia product volume, and sales of newly launched biogenerics. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory infusion systems.

APAC

Net sales in the APAC segment increased 23.0%, or 17.3% excluding the impact of changes in foreign exchange rates. The majority of the increase was attributed to growth in Specialty Injectables due to volume growth in anti-infectives and oncology products. The remaining increase was due to volume growth in Medication Management Systems, Other Pharma and Devices.

Gross Profit

Three months ended September 30 (dollars in millions)	2008	2007	Percent change
Gross profit	$330.0	$294.5	12.1%
As a percent of net sales	35.7%	35.1%

Gross profit increased $35.5 million, or 12.1%, for the three months ended September 30, 2008, compared with the same period in 2007.

The gross profit increase is primarily the result of higher sales volume, favorable product mix and improved manufacturing performance, partially offset by higher freight and distribution expenses. Gross margin increased to 35.7% for the three months ended September 30, 2008, from 35.1% for the three months ended September 30, 2007.

Research and Development

Three months ended September 30 (dollars in millions)	2008	2007	Percent change
Research and development expense	$51.7	$51.4	0.6%
As a percent of net sales	5.6%	6.1%

Research and development (“R&D”) expenses increased $0.3 million, or 0.6%, for the three months ended September 30, 2008, compared with the same period in 2007. The expense increase was primarily related to higher spending on product development related to new compounds in Hospira’s generic injectable drug pipeline and medication management systems projects, partially offset by lower clinical trial spending.

Selling, General and Administrative

Three months ended September 30 (dollars in millions)	2008	2007	Percent change
Selling, general and administrative expense	$145.6	$136.5	6.7%
As a percent of net sales	15.7%	16.3%

Selling, general and administrative (“SG&A”) expenses increased $9.1 million, or 6.7%, for the three months ended September 30, 2008, compared with the same period in 2007. The expense increase was primarily due to sales and marketing support within the Americas and support costs for new product launches outside the Americas.

Interest Expense and Other Income, Net

Interest expense was $27.6 million for the three months ended September 30, 2008, compared to $34.7 million in the same period in 2007. The decrease was primarily due to lower debt outstanding in the 2008 period, and lower interest rates on floating rate notes. Other income, net was $(2.4) million for the three months ended September 30, 2008 compared to $(6.2) million for the three months ended September 30, 2007. The decrease reflects lower levels of interest income, foreign exchange transaction gains, and net gains on investments.

Income Tax Expense

The effective tax rate was 23.9% for the three months ended September 30, 2008, compared to 24.0% for the same period in 2007.

Results of operations for the nine months ended September 30, 2008 compared to September 30, 2007

Net Sales

Net sales increased 9.1%, or 6.1% excluding the impact of changes in foreign exchange rates, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

A comparison of product line net sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2008	2007	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$981.7	$891.2	10.2%
Other Pharma	374.4	393.6	(4.9)%
	1,356.1	1,284.8	5.5%
Devices
Medication Management Systems	418.3	372.2	12.4%
Other Devices	282.7	273.4	3.4%
	701.0	645.6	8.6%
Total Americas	2,057.1	1,930.4	6.6%

EMEA—
Pharmaceuticals
Specialty Injectables	224.2	184.3	21.6%
Other Pharma	120.3	111.3	8.1%
	344.5	295.6	16.5%
Devices
Medication Management Systems	59.3	49.8	19.1%
Other Devices	52.2	51.1	2.2%
	111.5	100.9	10.5%
Total EMEA	456.0	396.5	15.0%

APAC—
Pharmaceuticals
Specialty Injectables	155.3	121.6	27.7%
Other Pharma	12.1	10.8	12.0%
	167.4	132.4	26.4%
Devices
Medication Management Systems	15.5	12.3	26.0%
Other Devices	19.8	18.5	7.0%
	35.3	30.8	14.6%
Total APAC	202.7	163.2	24.2%

Net Sales	$2,715.8	$2,490.1	9.1%

Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services (including former “Sales to Abbott”). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products.

Net sales for the nine months ended September 30, 2008 and 2007 include nine and eight months, respectively, of Mayne Pharma net sales.

Americas

Net sales in the Americas segment increased 6.6%, or 5.7% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased due to higher volumes from GPO pharmacy contract awards, new product introductions and the impact of various competitor supply issues. Other Pharma net sales decreased due to lower demand from certain contract manufacturing customers, partially offset by increased large volume IV solutions sales. Net sales in Medication Management Systems increased due to strong demand, particularly for Symbiq®, Hospira’s newest general infusion system, as well as improvements in our implementation processes. Other Devices net sales increased due to volume growth in gravity administration sets.

EMEA

Net sales in the EMEA segment increased 15.0%, or 4.9% excluding the impact of changes in foreign exchange rates. The increase was primarily due to an additional month of Mayne Pharma net sales in 2008, growth in compounding, higher ambulatory infusion systems sales volume, and sales of newly launched biogenerics partially offset by declines in demand from existing contract manufacturing customers.

APAC

Net sales in the APAC segment increased 24.2%, or 13.2% excluding the impact of changes in foreign exchange rates. The increase was primarily due to an additional month of Mayne Pharma net sales in 2008, volume growth in Specialty Injectable anti-infectives and oncology products and increased volumes in Medication Management Systems.

Gross Profit

Nine months ended September 30 (dollars in millions)	2008	2007	Percent change
Gross profit	$973.4	$835.3	16.5%
As a percent of net sales	35.8%	33.5%

Gross profit increased $138.1 million, or 16.5%, for the nine months ended September 30, 2008, compared with the same period in 2007.

The gross profit increase is primarily the result of higher sales volume, including an additional month of Mayne Pharma gross profit in 2008, variations in foreign exchange rates, improved manufacturing performance, and favorable product mix driven by Medication Management Systems, partially offset by higher freight and distribution expenses. A portion of the increase in gross profit results from the absence in 2008 of purchase accounting charges for Mayne Pharma, which in the prior year included inventory step-up charges of $53.1 million. Gross margin increased to 35.8% for the nine months ended September 30, 2008, from 33.5% for the nine months ended September 30, 2007.

Research and Development

Nine months ended September 30 (dollars in millions)	2008	2007	Percent change
Research and development expense	$160.1	$147.5	8.5%
As a percent of net sales	5.9%	5.9%

Research and development (“R&D”) expenses increased $12.6 million, or 8.5%, for the nine months ended September 30, 2008, compared with the same period in 2007. The increase was primarily related to higher spending on product development related to new compounds in Hospira’s generic injectable drug pipeline and the additional month of Mayne Pharma partially offset by lower clinical trial spending.

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

Selling, General and Administrative

Nine months ended September 30 (dollars in millions)	2008	2007	Percent change
Selling, general and administrative expense	$450.7	$414.4	8.8%
As a percent of net sales	16.6%	16.6%

Selling, general and administrative (“SG&A”) expenses increased $36.3 million, or 8.8%, for the nine months ended September 30, 2008, compared with the same period in 2007. The expense increase was primarily due to sales and marketing support within the Americas and support costs for new product launches outside the Americas, and changes in foreign exchange rates.

Interest Expense and Other Income, Net

Interest expense was $87.2 million for the nine months ended September 30, 2008, compared to $102.5 million in the same period in 2007. The decrease was primarily due to lower debt outstanding in the 2008 period, write-off of debt issue costs incurred in 2007 related to the Mayne Pharma acquisition, and lower interest rates on floating rate notes. Other income, net was $(6.5) million for the nine months ended September 30, 2008 compared to $(12.0) million for the nine months ended September 30, 2007, due to lower levels of interest income, foreign exchange transaction gains, and net gains on investments.

Income Tax Expense

The effective tax rate was 23.1% for the nine months ended September 30, 2008, compared to 38.1% for the same period in 2007. The effective tax rate for 2007 included the impact of expensing acquired in-process research and development. Excluding the effect of this item, the 2007 effective tax rate was 20.5%, and the change in the effective tax rate was due primarily to increased income in higher tax rate jurisdictions.

Liquidity and Capital Resources at September 30, 2008 compared with December 31, 2007

Net Cash Provided by Operating Activities continues to be Hospira’s primary source of funds to finance capital expenditures and repay debt. Other capital resources include cash on hand, borrowing availability under a $375.0 million revolving credit facility and access to capital markets. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, debt service obligations, capital expenditures, product development and integration expenditures for the foreseeable future.

Beginning on February 2, 2007, Hospira’s operating cash flows include operating cash flows generated by Mayne Pharma. In connection with the integration of Mayne Pharma into its operations, Hospira reported that it expected to incur approximately $95 million to $110 million of cash expenditures for the two-year period after the closing, which reduce operating and investing cash flows. To date, approximately $108.7 million of cash expenditures have been incurred. Although the remaining expenditures are expected to be completed by the end of 2008, Hospira now expects to incur cash expenditures slightly above the high end of the range due to the impact of changes in foreign exchange rates and additional capital expenditures. In addition, as a result of the debt incurred to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations (including interest expense and mandatory principal payments on the term loan described below) compared to previous periods.

Summary of Cash Flows

	Nine Months Ended September 30,
(dollars in millions)	2008	2007
Cash flow provided by (used in):
Operating activities	$328.6	$354.5
Investing activities	(222.4)	(2,133.2)
Financing activities	(53.2)	1,677.1

Operating activities for the nine months ended September 30, 2008 provided net cash of $328.6 million driven by net income of $216.3 million. Non-cash charges related to depreciation, amortization of intangibles, the write-off of acquired in-process research and development, stock-based compensation expense and the net gains on the sales of assets totaled $223.0 million. Changes in operating assets and liabilities and Other, totaled $(110.7) million driven by higher trade receivables and higher inventories for planned product launches and increased GPO contract awards.

Net Cash Used in Investing Activities of $222.4 million for the nine months ended September 30, 2008 includes capital expenditures of $126.9 million and $49.6 million of payments for certain intangible assets including product rights, primarily acquired in the prior year but paid in the current year, and other investments. Hospira paid $22.2 million for acquisitions and deferred consideration related to acquisitions made by Mayne Pharma in prior years. Also, Hospira purchased $24.5 million of marketable equity securities and received proceeds of $0.8 million from disposal of facilities.

Net Cash Used in Financing Activities of $53.2 million for the nine months ended September 30, 2008 includes prepayments of $67.4 million in addition to the revised required $22.6 million for a total of $90.0 million in principal for the term loan. Financing activities also include net borrowing of $8.5 million and proceeds from employee stock option exercises and related tax benefits of $28.4 million.

Debt and Capital

Under the $500.0 million three-year term loan facility due 2010, Hospira was required to repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the three remaining payments in 2009 and the final payment in 2010. Hospira is permitted to prepay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments made in 2007 of $359.7 million and an additional $67.4 million in the nine months ended September 30, 2008, reduced the amounts required to be repaid to $1.7 million at the end of the fourth quarter of 2008 and $2.1 million for the three remaining payments in 2009 and the final payment in 2010. As of September 30, 2008, prepayments and required payments of $490.0 million in principal have been paid and of the remaining $10.0 million in principal, $7.9 million is due within one year

In June 2008, Hospira entered into interest rate swap contracts whereby $300.0 million of the $400.0 million, 5.90% fixed rate ten-year senior unsecured notes due in June 2014 were effectively converted from fixed to floating rate debt. Hospira records the interest rate swap contracts at fair value and offsets the carrying amount of the fixed-rate debt by the same amount. Changes in fair value are offset against the carrying amount of the fixed-rate debt through earnings and the ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings. In September 2008, Hospira terminated one interest rate swap contract with a notional amount of $75.0 million thereby reducing the notional portion effectively converted from fixed to floating rate debt from $300.0 million to $225.0 million.

Additionally, in September 2008, Hospira terminated one interest rate swap contract with a notional amount of $100.0 million, which had effectively converted the related portion of the $300.0 million, 4.95% fixed-rate five-year senior unsecured notes due 2009, to variable rate debt. This reduced the notional portion effectively converted from fixed to floating rate debt from $300.0 million to $200.0 million.

As a result of these interest rate swap contract terminations, Hospira received $2.5 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There are no penalties associated with the termination of the interest rate swap agreements.

In October 2008, Hospira terminated all remaining interest rate swap contracts with a total notional amount of $425.0 million, which had effectively converted the related portion of the fixed-rate senior unsecured notes due 2014 and 2009, to variable rate debt. As a result of the swap terminations, Hospira received $6.7 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts will be deferred and amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts will be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There are no penalties associated with the termination of the interest rate swap agreements.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. As of September 30, 2008, Hospira had no amounts outstanding under the Revolver.

Certain of our borrowing agreements contain covenants that require compliance, for example, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2008, Hospira was in compliance with all applicable covenants.

Contractual Obligations

Please refer to Item 7. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of Hospira’s contractual obligations.

Through the nine-months ended September 30, 2008, actual returns for the main U.S. pension plan funds are significantly below the expected rate of return of 8.25% due to adverse conditions in the equity markets. Continued actual returns below the long-term expected rate of return would impact the amount and timing of future contributions and funding requirements under the Pension Protection Act of 2006. During the three months ended September 30, 2008, Hospira made a discretionary funding contribution of $5.5 million to the main U.S. pension plan. Based on Federal laws and regulations, Hospira is not required to make any contributions and does not expect to make any discretionary contributions to its pension plans for the remainder of 2008 or 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, Hospira had interest rate swap transactions whereby $200.0 million of the $400.0 million ten-year senior unsecured notes due in June 2014, and $225.0 million of the $300.0 million five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. When converting from fixed to floating rate debt, a hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $4.5 million.

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

Item 1A.  Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K, except for the following:

Adverse market conditions may affect Hospira’s ability to meet its future liquidity needs.

The securities and credit markets have been experiencing volatility, and in some cases, have exerted negative pressure on the availability of liquidity and credit capacity for certain companies.  Our ability to access the credit and capital markets, and the related cost of borrowings, will depend on a variety of factors, including market conditions, the availability of credit generally and to our industry, the strength of Hospira’s credit rating, and Hospira’s debt to capital levels. In addition, lending institutions, including those associated with Hospira’s $375 million revolving credit facility, may suffer losses due to their lending and other financial relationships, especially because of the general weakening of the national economy and increased financial instability of many borrowers. As a result, lenders may become insolvent, which could affect the actual availability of credit under our revolving credit facility, or our ability to obtain other financing on favorable terms.  If one or more of these events occurred, our sources of liquidity may prove to be insufficient, and our financial condition or results of operations could be adversely affected.

Changes in the funded status or costs of our pension or post-retirement benefit plans could adversely affect our financial position and results of operations.

The funded status of our pension and post-retirement benefit plans is subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year and, as a consequence, could result in higher funding requirements and/or net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, retirement rates, health care cost trend rates and other factors, may lead to significant increases in the value of the respective obligations. Assumption changes could affect the reported funded status of our plans and, as a result, could result in higher funding requirements and/or net periodic benefit costs. All of these factors could have an adverse effect on Hospira’s financial position and results of operations.

Acquisitions have increased our investment balances and a decline in value of those investments may effect our financial position and results of operations.

Hospira regularly reviews its investments, including equity and cost based investments, to determine when a significant event or change in circumstance has occurred that may have an adverse effect on the fair value of each investment. Hospira considers numerous factors, including factors affecting the investee, factors affecting the industry of the investee, and general equity market trends. Hospira also considers the length of time an investment’s market value has been below carrying value and the near-term prospects for recovery to carrying value. The recent volatility in the global equity markets and other factors could adversely impact the fair value of our investments and, as a consequence, could result in a charge for an other than temporary decline in value, which could have an adverse effect on Hospira’s financial position and results of operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-July 31, 2008	661	$38.65	—	$100,233,606
August 1-August 31, 2008	1,756	$39.17	—	$100,233,606
September 1-September 30, 2008	4,375	$40.36	—	$100,233,606
Total	6,792	$39.89	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of September 30, 2008, Hospira had purchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2008 under this program.

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
Thomas E. Werner,
Senior Vice President, Finance and
Chief Financial Officer
Date: November 5, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.’s Current Report on Form 8-K filed on October 27, 2008, and incorporated herein by reference).

12.1	Statement regarding Computation of Ratios.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.