Form 10-K
period 2008-12-31
HOSPIRA INC
filed 2009-02-25
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-31946

HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0504497 (I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,394 million.

         Registrant had 159,627,866 shares of common stock outstanding as of January 31, 2009.

INCORPORATION OF DOCUMENTS BY REFERENCE

         Certain sections of the registrant's Proxy Statement to be filed in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K

Page Number

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

PART I

Item 1.    Business

Overview

        Hospira, Inc. ("Hospira") is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the safety, cost and productivity of patient care. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management systems. Hospira's portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

        Hospira conducts operations worldwide and is managed in three reportable segments: Americas; Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of hospital products, including specialty injectable and other pharmaceuticals and medication management systems and other devices. For financial information relating to Hospira's segments and the geographic areas, see Note 11 to the financial statements included in Item 8 of this document, which is incorporated herein by reference. Unless the context requires otherwise, the disclosures in Items 1 and 1A relate to all three reportable segments.

General Development of Business

        Hospira was incorporated in Delaware on September 16, 2003, as a wholly owned subsidiary of Abbott Laboratories ("Abbott"). Hospira's business first began operation as part of Abbott in the 1930s. As part of a plan to spin off its core hospital products business ("spin-off"), Abbott transferred the assets and liabilities relating to Hospira's business to Hospira and, on April 30, 2004, distributed Hospira's common stock to Abbott's shareholders. On that date, Hospira began operating as an independent company, and on May 3, 2004, Hospira's common stock began trading on the New York Stock Exchange under the symbol "HSP."

        On February 2, 2007, Hospira acquired Mayne Pharma Limited ("Mayne Pharma"), an Australia-based specialty injectable pharmaceutical company listed on the Australian Stock Exchange, for approximately $2,055.0 million in cash. Hospira's financial statements included in this report do not include the financial results of Mayne Pharma for any of the periods or at any of the dates presented prior to February 2, 2007. Hospira has completed integrating Mayne Pharma into its operations in all countries in which Mayne Pharma had a direct presence.

Products

        Hospira offers the following types of products and services:

Type	Description
Specialty Injectable Pharmaceuticals	•	Approximately 200 injectable generic drugs in multiple dosages and formulations
	•	Proprietary specialty injectables, including Precedex® (dexmedetomidine HCl), a proprietary drug for sedation
	•	Retacrit®, a biogeneric version of erythropoietin; biogenerics are often called follow on biologics or biosimilars in certain markets

Other Pharmaceuticals	•	Large volume I.V. solutions and nutritional products
	•	Contract manufacturing

Medication Management Systems	•	Medication management systems that include infusion pumps and administration sets for the infusion pumps
	•	Hospira MedNet® safety software system and related services
	•	Software applications and devices that support point of care medication administration

Other Devices	•	Gravity administration sets
	•	Critical care products and other device products

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

        During 2008, Hospira broadened its global portfolio with the introduction in new markets of more than 30 on-market drugs, drugs that have already been launched in other markets. In addition, Hospira launched several new generic injectable pharmaceutical products in the U.S. including irinotecan hydrochloride, rocuronium bromide and ciprofloxacin hydrochloride in premix format, as well as launched its first biogeneric, Retacrit®, in several EMEA countries. Biogeneric products are large complex molecules derived from cells that are demonstrated to be similar to an approved product.

        Hospira believes that novel drug delivery formulations and formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers' efforts to enhance safety, increase productivity and reduce waste. Hospira's drug delivery formats include standard offerings in ampoules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include Carpuject® and iSecure® prefilled syringes, Ansyr® prefilled needleless emergency syringe systems, First Choice® ready-to-use premixed formulations and the ADD-Vantage® System for preparing drug solutions from prepackaged drug powders or concentrates.

        Hospira's specialty injectable pharmaceutical product portfolio also includes Precedex® (dexmedetomidine HCl), a proprietary sedative. Precedex® is licensed to Hospira in the Americas and APAC segments, and in the Middle East and Africa. In 2008, Hospira received approval for an additional indication for Precedex® for use in non-intubated patients requiring sedation, as well as intubated and mechanically ventilated patients.

Other Pharmaceuticals

        Hospira's other pharmaceuticals primarily consist of large volume I.V. solutions, nutritionals and contract manufacturing services.

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

        Hospira's One2One® services group provides formulation development, filling and finishing of injectable and oral drugs worldwide. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira's One2One® manufacturing services group does not generally manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services in a variety of delivery systems.

Medication Management Systems

        Medication management systems include electronic drug delivery pumps, safety software, administration sets that are used to deliver I.V. fluids and medications, and Hospira offers services relating to these products. Hospira estimates that approximately 500,000 of its electronic drug delivery pumps were in use as of December 31, 2008.

        Hospira's electronic drug delivery pumps include Hospira's general infusion system, Symbiq®; the Plum A+® line of infusion pumps; Hospira's patient-controlled analgesia device, the LifeCare PCA®; the GemStar® ambulatory infusion pump; and the Plum XLD®. Hospira also offers disposable administration sets designed to fit the specific drug delivery pumps. Consulting services, software maintenance agreements and other service offerings are also commercially available.

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

        The Hospira MedNet® system is featured in the Symbiq® infusion system, and is also available as an additional feature for the Plum A+® line of infusion pumps, and the LifeCare PCA® patient-controlled analgesia device, which together represent the majority of Hospira's line of electronic drug delivery pumps. Hospira believes that the Hospira MedNet® system had penetrated approximately 60% of the compatible Plum A+®, Symbiq®, and patient-controlled analgesia installed base in the U.S. at December 31, 2008. In 2008, Hospira introduced safety software with its Gemstar® ambulatory infusion pump.

        In 2008, Hospira acquired Sculptor Developmental Technologies and its VeriScan® Rx product, a software application that supports bar code medication administration at the point of care. In addition in 2008, Hospira acquired the EndoTool® glucose management system, a software system that helps establish and maintain patient glycemic control in acute, critical care and operating room settings.

Other Devices

        Other devices include gravity administration sets, critical care devices, and other devices. Hospira's critical care devices include hemodynamic monitoring systems that are used to monitor cardiac function and blood flow in critically ill patients; Transpac®, its disposable blood-pressure-sensing device; Safeset™ Blood Sampling System; and various catheter systems.

        Other devices also include needlestick safety products and programs to support Hospira's customers' needlestick prevention initiatives. LifeShield®, CLAVE® and MicroCLAVE® connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles. ICU Medical, Inc.'s ("ICU Medical") CLAVE® connectors are a component of administration sets sold by Hospira to its customers in the U.S. and select markets outside the United States.

Sales, Customers and Distribution

        Sales.    Net sales in the Americas segment accounted for approximately 77% of Hospira's 2008 net sales. Sales in the EMEA segment comprised approximately 16% of 2008 net sales. Sales in the APAC segment comprised approximately 7% of 2008 net sales. Hospira's sales organization includes sales professionals who sell across its major product lines, as well as product specialists who detail and promote its medication management systems, or who market and sell Precedex® and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major group purchasing organizations ("GPOs"). Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales.

        Customers.    Hospira's primary customers in the Americas segment include hospitals, wholesalers, integrated delivery networks ("IDN") and alternate site facilities. In the United States, a substantial portion of Hospira's products is sold to GPO member hospitals and through wholesalers and distributors. Sales through the four largest wholesalers that supply products to many end-users accounted for approximately 38% of global net sales during 2008. As end-users have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has pricing agreements for specified products with the major GPOs in the United States, including Amerinet, Inc.; Broadlane Inc.; HealthTrust Purchasing Group LP; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

        Hospira's primary customers in the EMEA and APAC segments are hospitals and wholesalers that Hospira serves through its own sales force and its distributors. The majority of Hospira's business in the EMEA and APAC segments are conducted through contracting with individual hospitals or through regional or national tenders whereby Hospira submits bids to sell its products.

        Distribution.    In the United States, Hospira's products are primarily distributed through a network of five company-operated distribution facilities and thirty-one public warehouses, as well as through external distributors. The U.S. distribution facilities Hospira operates are located in Atlanta, Georgia; Dallas, Texas; King of Prussia, Pennsylvania; Los Angeles, California; and Pleasant Prairie, Wisconsin. For the remainder of the Americas segment outside the U.S., Hospira utilizes third-party logistics providers, including operations in Toronto, Canada and several smaller warehouses in Canada and Latin America.

        In the EMEA and APAC segments, Hospira manages its distribution operations mainly through third-party logistics providers. Hospira's regional headquarters are located in Royal Leamington Spa, United Kingdom for EMEA and Melbourne, Australia for APAC. Hospira has direct commercial infrastructure in some countries and operates through distributors in others.

Product Development and Manufacturing

        Hospira's development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management systems. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira primarily engages in programs to bring new products to market that are unique or that enhance the effectiveness, ease of use, productivity, safety and reliability of existing product lines, and that expand the use of Hospira's products in new markets or new applications. Hospira operates significant product development facilities in Lake Forest, Illinois; McPherson, Kansas; Morgan Hill, California; San Diego, California; Mulgrave, Victoria, Australia; and Adelaide, South Australia, Australia.

        Hospira is actively working to develop and commercialize biogeneric products. In December 2007, Hospira received regulatory approval from the European Commission to launch Retacrit®, its biogeneric version of erythropoietin in several countries within the European Union, and began the launch of Retacrit® in the European Union during 2008. Therapeutic erythropoietin is used primarily in the treatment of anemia in dialysis and in certain oncology applications.

        Hospira entered into a process development and bulk drug manufacturing relationship with Human Genome Sciences ("HGS") in September 2008 for biogeneric products for the U.S. market. Hospira also entered and is planning to enter into development of differentiated generic agents such as "improved chemical entities" ("ICEs") and drug delivery device combination products, that would require clinical development to prepare an appropriate dossier for regulatory health authority approval. Hospira continues to invest in Precedex®, Hospira's proprietary agent, for expansion of clinical use.

        Hospira's key programs in the area of medication management systems include the development of advanced infusion platforms and systems, including its Hospira MedNet® safety software system, and systems that emphasize ease of use for clinicians, including its Symbiq® infusion pump. Hospira has entered into alliances with several leading information technology companies to develop interfaces that enable the Hospira MedNet® system to be used with a variety of hospital information systems and to improve cost efficiencies in patient management. Hospira expects to continue entering into strategic alliances as part of its "open architecture system" strategy for the Hospira MedNet® system.

        Hospira's research and development expenses were $213.6 million in 2008, $201.2 million in 2007 and $161.6 million in 2006.

        As of December 31, 2008, Hospira operated 15 manufacturing facilities globally. Hospira's principal manufacturing facilities are identified in Item 2 of this report. Hospira's largest facilities, located in Rocky Mount, North Carolina; Austin, Texas; LaAurora, Costa Rica; McPherson, Kansas; and Mulgrave, Victoria, Australia, account for a significant portion of Hospira's manufacturing output. While Hospira has not experienced a significant interruption of manufacturing at those facilities, such an interruption could materially and adversely affect Hospira's ability to manufacture and sell its products.

Raw Materials and Components

        While Hospira produces some raw materials, components and active pharmaceutical ingredients at its manufacturing sites, the majority are sourced on a global basis from third-party suppliers.

        Although many of the raw materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on proprietary components available exclusively from ICU Medical. ICU Medical's CLAVE® and MicroCLAVE® connector products are components of administration sets that represented approximately 10% of Hospira's 2008 U.S. sales. Hospira also purchases a significant portion of its critical care products from ICU Medical, pursuant to a long-term manufacturing, commercialization and development agreement. In addition, Hospira purchases some of its other raw materials and components from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

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

Quality Assurance

        Hospira has developed and implemented quality systems and concepts throughout its organization. Hospira is actively involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies. In addition, Hospira's facilities are subject to periodic inspection by the U.S. Food and Drug Administration (the "FDA") and other regulatory authorities. In the past, Hospira's business has received notices from regulatory authorities alleging violations of applicable regulations and standards, and Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues. These matters have not materially impacted Hospira's ability to market and sell its products.

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

        Hospira's most significant competitors in specialty injectable pharmaceuticals include Fresenius AG, Baxter International Inc. ("Baxter"), Bedford Laboratories (a division of Boehringer Ingelheim), Sandoz, Teva Pharmaceuticals ("Teva"), as well as divisions of several multinational pharmaceutical companies. Local manufacturers of specialty injectable pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira's most significant competitors in medication management systems include Cardinal Healthcare Inc., Baxter, B. Braun Melsungen AG, and Fresenius Medical Care AG.

        Hospira believes that it is one of the leading competitors, in terms of U.S. market share, in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that to further its competitive position it must continue to invest significantly in, and successfully execute, its research and product development activities, and optimize its manufacturing efficiency and productivity. Particularly, within its specialty injectable product line, Hospira seeks to maximize its opportunity to establish a "first-to-market" position for its generic injectable drugs and, within its medication management systems product line, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery. These efforts will depend heavily on the success of Hospira's research and development programs.

        The use of generic pharmaceuticals in the EMEA segment is subject to variations in the structure of health care systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. There are different policies and levels of generic penetration in each country in the EMEA, causing the competition for generic pharmaceuticals to differ widely. In EMEA, competitors tend to vary by country and are often smaller in scale than those in the United States, although some consolidation and geographic expansion is now occurring. Teva is the largest company that competes with Hospira in the generic oncology market across Europe. Hospira's other key competitors vary from country to country.

        The use of generic pharmaceuticals in the APAC segment is subject to variations in government policies and public perception. In Australia, generic penetration is moderate and growing primarily due to changes in government support. Competitors include Sandoz and Teva, a number of smaller competitors and the innovator companies. In Asia, Hospira sells its products primarily to public and private hospitals. Hospira's competition in Asia tends to be with the innovator companies and multinational companies such as Teva. In Japan, the market share of generic pharmaceutical products traditionally has been low because of quality perceptions, product format and other regulatory differences in comparison to other markets. The Japanese government is actively pursuing a program to double generic usage within the next five years. Laws in Japan have been introduced to allow for easier substitution of generics for branded pharmaceuticals and to change financial incentives for hospitals and clinics to use generics, in a government sponsored effort to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products.

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

Employees

        As of December 31, 2008, Hospira had more than 14,500 employees. Approximately 8,200 employees were in the U.S. Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent them.

Governmental Regulation and Other Matters

        Laws and regulations that significantly affect Hospira's business and operations are described below. Hospira believes that it is in material compliance with applicable laws and regulations, including those described below.

Drug and Device Laws

        Most of Hospira's products and facilities are subject to drug and device laws and regulations promulgated by the FDA and national and supranational regulatory authorities outside the U.S., including Health Canada (Health Products and Foods Branch), the European Medicines Agency for the Evaluation of Medicinal Products for Human Use and the Therapeutics Goods Agency ("TGA") in Australia. Hospira's drugs and devices are subject to regulation with respect to, among other matters, manufacturing, post-marketing studies in humans, advertising and promotional activities and materials, product labeling, and post-marketing surveillance and reporting of adverse events.

        All aspects of the manufacturing and distribution of regulated products are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices. Hospira's manufacturing facilities are subject to periodic, routine and for-cause inspections to verify compliance with current good manufacturing practices. New manufacturing facilities or the expansion of existing facilities require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with current good manufacturing practices, it may take various enforcement actions, including, but not limited to, issuing a warning letter or similar correspondence, mandating a product recall, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. See "Item 1A. Risk Factors—Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes."

        Hospira's sales and marketing activities for its products, particularly its prescription drugs and medical devices, are also highly regulated. Regulatory authorities have the power to mandate the discontinuance of promotional materials, practices and programs if they include information that is beyond the scope of the indications included in the approved or cleared labeling or are not in compliance with specific regulatory requirements.

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

        Hospira has begun investing in the development of generic and/or similar versions of currently marketed biopharmaceuticals. In November 2005, the European Medicines Agency implemented guidelines directed at the approval pathway for certain biogenerics in the European Union. In the U.S., there is no specific regulatory pathway for abbreviated approval of the majority of biogenerics. For historical reasons, some biogenerics, such as human insulin and human growth hormones, are approved under the Food Drug and Cosmetic Act (the "FDCA"), while most biogenerics are approved under the Public Health Services Act (the "PHS"). The Drug Price Competition and Patent Term Restoration Act of 1984, which is generally known as the Hatch-Waxman Act, amended the FDCA and established an abbreviated approval pathway for generic versions of referenced drug products approved under FDCA. Although the FDA has been willing to recognize an abbreviated approval pathway for biogenerics approved under the FDCA, the FDA has been unwilling to recognize an abbreviated approval pathway for biogenerics approved under the PHS. Without an abbreviated approval pathway in the PHS, it is unlikely the FDA will approve a biogeneric without independent clinical studies that support the product's safety and effectiveness.

Healthcare Fraud and Abuse Laws

        As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to the U.S. Anti-kickback Statute, which applies to Medicare, Medicaid, and other federal and state healthcare programs. This statute prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for recommending or arranging for the referral or purchase, of goods covered by the programs. The Anti-kickback Statute provides a number of exceptions or "safe harbors" for particular types of transactions. Hospira believes that its arrangements with its customers are in material compliance with the Anti-kickback Statute and relevant safe harbors. While Hospira generally does not file claims for reimbursement from government payors, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Hospira believes that its arrangements with and actions in regard to its claims-filing customers are in material compliance with the Federal False Claims Act. Many states have similar fraud and abuse laws, and Hospira believes that it is in material compliance with those laws. If it were determined that Hospira was not in compliance with those laws, however, Hospira could be subject to criminal and/or civil liability, exclusion from participation in Medicare, Medicaid and other state and federal programs, or other material adverse effects.

Anti-bribery laws

        Hospira's global activities are subject to the U.S. Foreign Corrupt Practices Act and other countries' anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-bribery Convention. These laws prohibit companies and individuals from offering or making corrupt payments to government officials. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years. Hospira has processes in place to ensure that such payments do not occur, and believes that it is in material compliance with those laws. If it were determined that Hospira was not in compliance with those laws, Hospira could be subject to criminal and/or civil liability and other material adverse effects.

Environmental Laws

        Hospira's manufacturing operations are subject to many requirements under environmental laws. In the U.S., the Environmental Protection Agency and similar state agencies administer laws which restrict the emission of pollutants into the air, the discharge of pollutants into bodies of water and the disposal of hazardous substances. Violations of these laws can result in significant civil and criminal penalties, and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental laws and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental laws. U.S. laws also allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary, and can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This does not currently have a significant impact on Hospira's products, but such laws are expanding rapidly in Europe. Hospira has management systems in place that are intended to minimize the potential for violation of these laws.

        Other environmental laws address the contamination of land and groundwater, and require the clean-up of such contamination. These laws may apply not only to a past or present owner or operator of an on-going business, but also to the owner of land contaminated by a prior owner or operator. In addition, if a parcel is contaminated by the release of a hazardous substance, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not they have a legal interest in the land, may be subject to a requirement to clean up the parcel. Hospira has been involved with a number of sites at which clean-up has been required, some as the sole owner and responsible party, and some as a contributor in conjunction with other parties. The resulting costs tend to be in the form of legal expenses, contributions to the cost of the investigation or clean-up of the contaminated sites, or settlement payments to reimburse the government for past remedial work.

Safety and Health Laws

        In the U.S., the Occupational Safety and Health Act sets forth requirements for conditions of the workplace. Hospira's operations are subject to many of these requirements, particularly in connection with Hospira's employees' use of equipment and chemicals at manufacturing sites that pose a potential health or safety hazard. Violation of these laws can result in civil and criminal penalties.

Transportation Laws

        Hospira's operations include transporting materials defined as "hazardous" over land, over sea and through the air. All of these activities are regulated under laws administered by the U.S. Department of Transportation and similar agencies outside the U.S. They include complex requirements for packing, labeling and recordkeeping, and the failure to comply can result in civil and criminal sanctions.

Customs, Export and Anti-boycott Laws

        The import and export of products, technology, equipment and other business materials across national borders are subject to regulation by U.S. agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, Department of Commerce, and the Office of Foreign Assets Control—Treasury Department, as well as other national and supranational regulatory authorities. As the importer and exporter of many shipments each year, Hospira must comply with all applicable customs, export and anti-boycott laws and regulations and must pay fees and duties on certain shipments. Failure to comply can result in significant financial penalties and criminal sanctions.

State Laws

        The laws of some states regulate the safety of Hospira's products in the marketplace to a greater extent than FDA requirements. For example, under California's Safe Drinking Water and Toxic Enforcement Act of 1986, also known as "Proposition 65," the state has established a list of chemicals considered to be hazardous. If, as a result of the sale in California of a product containing a listed chemical, a person is exposed to the chemical, the seller of that product must provide that person with a warning. Monetary penalties for non-compliance can be substantial, although there are no criminal sanctions. In addition, the Governor of California signed into law Senate Bill ("SB") 1307, which provides for major changes to the California E-Pedigree laws that were in place. The passage of SB 1307 requires that drug manufacturers, like Hospira, implement unit serialization and e-pedigree processes by 2015 that provide track and trace technology for drugs dispensed to patients in the state of California. Some of Hospira's drug products, such as the intravenous solutions, are exempted from California's E-Pedigree requirements. Failure to comply can result in pharmacies and wholesalers not being allowed to distribute, dispense, or accept any non-pedigreed drugs for sale in California.

Other Laws

        Hospira is also subject to a variety of other laws, directives and regulations in and outside of the U.S. that are unique to those countries and regions. Non-compliance with those laws, directives, and regulations can result in significant financial penalties and criminal sanctions. In addition, Hospira stays abreast of, and plans for, laws that may be passed. For example, Hospira tracks laws that may impact Hospira's employees, like the U.S. Employee Free Choice Act, or the U.S. Physician Payment Sunshine Act, which outlines expectations for reporting on Hospira's sales representatives' interactions with physicians. Other laws may create changes in Hospira's requirements at the FDA, such as the implementation of generic drug manufacturer user fees, or laws that would require new initiatives, such as changes to drug import rules and increased FDA inspections of manufacturing facilities both in the U.S. and abroad.

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

        Hospira's corporate governance guidelines, code of business conduct and the charters of its audit, compensation, governance and public policy, and science and technology committees are all available in the Investor Relations section of Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

        Hospira also routinely posts important information for investors on its Web site (www.hospira.com) in its Investor Relations section. Hospira intends to use this Web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor the Investor Relations portion of Hospira's Web site, in addition to following Hospira's press releases, SEC filings, and public conference calls and webcasts.

Item 1A.    Risk Factors

        Hospira's business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly; (2) Hospira's past performance to not be indicative of future performance; and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also impair its business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Hospira's results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below. See "Forward-Looking Statements."

Hospira faces significant competition and may not be able to compete effectively.

        The healthcare industry is highly competitive. Hospira competes with many companies, both public and private, that range from small, highly focused companies to large diversified healthcare manufacturers that are larger than Hospira and have access to greater financial, marketing, technical and other resources than Hospira. There has been consolidation by Hospira's competitors, which may result in pricing and sales pressures, causing competition to become more intense. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives, and lowering its operating costs. These initiatives may result in significant expenditures and ultimately may not be successful.

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

        Demand for Hospira's products may change in ways Hospira may not anticipate because of evolving customer needs, the introduction by others of new products and technologies, and evolving industry standards. A key component to Hospira's strategy is effective execution of its research and development activities, in part to increase the breadth of Hospira's specialty injectable product portfolio and to develop new and improved medication management systems products. Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, in which case its sales and operating results would suffer. If Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop generic injectable pharmaceutical product portfolios that are more competitive than Hospira's, and Hospira could find it more difficult to renew or expand GPO pricing agreements or to obtain new agreements. The ability to launch a generic pharmaceutical product at or before generic market formation is important to that product's profitability. Prices for generic products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be "first to market," such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. With increasing competition in the generic product market, the timeliness with which Hospira can market new generic products will increase in importance. If Hospira is unable to bring its generic products to market on a timely basis, and secure "first to market" positions, its sales and profitability could be harmed.

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

        Even if Hospira is able to successfully develop new products or enhancements or new generations of its existing products, these new products or enhancements or new generations of its existing products may not produce sales in excess of the costs of development or may not avoid infringing the proprietary rights of third parties. They may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Finally, innovations may not become successful because of difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies or obtaining favorable pricing on such products. Moreover, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over third-party reimbursement. Demand for Hospira's products may also decrease due to adverse economic conditions, resulting in the loss of jobs and/or healthcare coverage, thereby affecting an individual's ability to pay for elective healthcare.

Failure to effectively manage efforts under product collaboration agreements may harm Hospira's business and profitability.

        Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products. For example, Hospira has entered into collaboration agreements relating to the long-term development and commercialization of biogeneric products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line. Hospira's ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher-than-anticipated costs and/or delays in important activities under the arrangements. The other parties to these arrangements may not devote the resources that are required for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, which may result in disputes. These factors are often beyond the control of Hospira, and could harm Hospira's sales, product development efforts and profitability.

Hospira is subject to the cost-containment efforts of wholesalers, distributors, customers, third-party payors and government organizations.

        Hospira relies on drug wholesalers to assist in the distribution of its generic injectable pharmaceutical products. In general, drug wholesalers have been attempting to implement, and unilaterally enforce, a fee-for-service model for the distribution of such products. While Hospira has business arrangements in place with its major drug wholesalers, if Hospira is required to pay fees not contemplated by its existing arrangements, Hospira will incur additional costs to distribute its products, which may harm Hospira's profitability.

        Hospira's products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities. Interest rate fluctuations, changes in capital market conditions and adverse economic conditions may increase Hospira's customers' cost-containment efforts, and affect Hospira's customers' ability to obtain credit to finance their purchases of Hospira's products, which could reduce Hospira's revenue growth and cause a decrease in Hospira's profitability. Furthermore, Hospira's customers receive reimbursement for the healthcare services provided to their patients from third-party payors, such as government programs, private insurance plans and managed-care programs. These third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third-party payors may otherwise adversely affect the demand for and price levels of Hospira's products, which could have a material adverse effect on Hospira's sales and profitability.

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

If Hospira is unable to obtain or maintain its GPO and IDN pricing agreements, sales of its products could decline.

        Many existing and potential customers for Hospira's products have combined to form GPOs, and IDNs in an effort to lower costs. A small number of GPOs influence a majority of sales to Hospira's hospital customers in the U.S. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and/or have a material adverse effect on its sales and profitability.

        Hospira has pricing agreements covering certain products with the major GPOs in the U.S., including Amerinet, Inc.; Broadlane Inc.; HealthTrust Purchasing Group LP; MedAssets Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. It will be important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory-compliant products. Hospira also needs to maintain a broad product line and be price-competitive. Several GPO contracts are up for renewal or extension each year. Moreover, some of the agreements may be terminated on 60 or 90 days' notice, while others may not be terminated without breach until the end of their contracted term. If Hospira is unable to renew or extend one or more of those contracts, or one or more of the contracts are terminated, and Hospira cannot replace lost business, Hospira's sales and profitability will decline. There has been consolidation among major GPOs, and further consolidation may occur. The effect of consolidation is uncertain, and consolidation may impair Hospira's ability to contract with GPOs in the future.

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

        Hospira's products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and certain governmental authorities outside the U.S., can be costly and time-consuming, and approvals might not be granted for future products on a timely basis, if at all. To ensure ongoing customer safety, regulatory agencies such as the FDA may re-evaluate their current approval processes for generic drugs and may impose additional requirements. In addition, the FDA and others may impose increased or enhanced regulatory inspections for foreign plants.

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

        The FDA, along with other regulatory agencies around the world, has been experiencing a backlog of generic drug and medical device applications, which has delayed approvals of new products. Those delays have become longer, and may continue to increase in the future. FDA officials have announced plans to propose user fees in connection with applications by generic drug producers like Hospira for approval of new generic drug products. If enacted, user fees would increase Hospira's product development costs.

        Existing regulations may also delay or prevent generic drug producers such as Hospira from offering certain products, such as biogeneric products, in key territories, which could harm Hospira's ability to grow its business. If a clear regulatory pathway for the approval of biogeneric products is not fully developed in the United States and other jurisdictions, Hospira may not be able to generate future sales of such products in those jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products. Delays in receipt of, or failure to obtain, approvals for product candidates could result in delayed realization of product revenues and in substantial additional costs.

        Hospira may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, advertising and postmarketing reporting, including adverse event reports and field alerts, some of which are related to manufacturing quality concerns. Hospira may be required by regulatory authorities, or determine on its own, to temporarily cease production and sale of certain products to resolve manufacturing and product quality concerns, which would harm Hospira's sales, margins and profitability in the affected periods and may have a material adverse effect on Hospira's business.

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

        Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, could disrupt Hospira's business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira's reputation in the marketplace.

Hospira may continue to acquire other businesses, license rights to technologies or products from third parties, form alliances, or dispose of businesses, and any of these actions may not be completed in a timely or cost-effective manner, or at all.

        As part of Hospira's business strategy, it may continue to pursue acquisitions of complementary businesses and technology licensing arrangements, or may decide to dispose of some of its businesses. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence.

Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, strategic alliance, or disposition. Other companies, including those with substantially greater financial and sales and marketing resources, may compete with Hospira for these strategic opportunities. Further, if Hospira is successful in securing such opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. Hospira may incur greater than expected costs in connection with these transactions if it encounters difficulties or issues not known to it at the time of entering into the transaction. In addition, Hospira may enter markets in which it has no or limited prior experience. Hospira could experience negative effects on its reported results of operations from acquisition or disposition-related charges.

Hospira has incurred, and may continue to incur, significant indebtedness in order to finance acquisitions, which may limit its operating flexibility.

        To finance the Mayne Pharma acquisition, Hospira incurred substantial borrowings in 2007. This significant indebtedness requires Hospira to dedicate a substantial portion of its cash flow from operations to servicing its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, and for general corporate purposes.

        In addition, this significant indebtedness has increased Hospira's vulnerability to general adverse economic conditions, including increases in interest rates; and limited Hospira's flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

Hospira's credit rating was downgraded by Standard and Poor's in 2007 and future downgrades are possible. Further downgrades will increase Hospira's cost of borrowing.

        As a result of the Mayne Pharma acquisition, Hospira's credit rating was downgraded in 2007 from BBB+ to BBB by Standard & Poor's. While Moody's maintained Hospira's credit rating at Baa3, which is the lowest investment grade rating, the rating outlook was changed from stable to negative. It is possible that Hospira's credit ratings could be further downgraded and fall below investment grade from both agencies. The credit ratings assigned to Hospira's indebtedness affect its ability to obtain new financing and the cost of financing and credit. The amount of interest payable under Hospira's loan facilities depends on Hospira's credit ratings. If Hospira's credit ratings were to be further downgraded, its borrowing costs would increase, and its access to unsecured debt markets could be limited.

        Ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the rating agencies. Each rating should be evaluated independently of any other rating.

Adverse market conditions may affect Hospira's ability to meet its future liquidity needs.

        The securities and credit markets have been experiencing volatility, and in some cases, have exerted negative pressure on the availability of liquidity and credit capacity for certain companies. Hospira's ability to access the credit and capital markets, and the related cost of borrowings, will depend on a variety of factors, including market conditions, the availability of credit, the strength of Hospira's credit rating, and Hospira's debt to capital levels. In addition, lending institutions, including those associated with Hospira's $375 million revolving credit facility which expires in 2010, may suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy and increased financial instability of many borrowers. As a result, lenders may become insolvent, which could affect the actual availability of credit under Hospira's revolving credit facility, or Hospira's ability to obtain other financing on equally favorable terms. Insurance companies and other financial institutions may suffer losses, which could affect the cost and availability of insurance coverage. If one or more of these events occurred, Hospira's sources of liquidity may prove to be insufficient, and Hospira's financial condition or results of operations could be adversely affected.

Acquisitions have increased Hospira's investment balances, intangible assets and goodwill balances, and a decline in the value of assets may adversely affect Hospira's financial position or results of operation.

        As a result of Hospira's acquisitions, intangible assets and goodwill have become significant. The values for these assets can be affected by factors, such as increased competition, changes in business strategies and the impact of restructurings, disposition transactions, and business combinations. As a result of these factors or other events, Hospira may have to impair these assets or change estimated useful lives, which may have a material adverse effect on Hospira's financial position or results of operations.

        In addition, Hospira regularly reviews its investments, including equity and cost based investments, to determine when a significant event or change in circumstance has occurred that may have an adverse effect on the fair value of each investment. Hospira considers numerous factors, including factors affecting the investee, factors affecting the industry of the investee, and general equity market trends. Hospira also considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. The recent volatility in the global equity markets and other factors could adversely impact the fair value of Hospira's investments and, as a consequence, could result in a charge for an other than temporary decline in value, which could have an adverse effect on Hospira's financial position and results of operations.

The manufacture of Hospira's products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing, storing or distributing products, Hospira's business could suffer.

        The manufacture of Hospira's products is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, storage or distribution of Hospira's products for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, and environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Problems with respect to the manufacture, storage or distribution of its products could materially disrupt Hospira's business and harm its sales and profitability.

Hospira can experience higher costs to produce its products as a result of rising oil and gas prices.

        Hospira uses resins and other petroleum-based materials as raw materials in many of its products. Prices of oil, fuel, and other gases also affect significantly Hospira's costs for freight and utilities. Oil, fuel, and other gas prices are volatile and fluctuated significantly in 2008, and resulted in higher costs to Hospira to produce and distribute its products during certain periods. If costs increase and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials, electromechanical and other components, and third party finished goods. Hospira may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture or sell products on a timely basis and could harm its profitability.

        The manufacture of Hospira's products requires raw materials and electromechanical and other components that must meet stringent FDA and other regulatory requirements. Some of these raw materials and other components are currently available from a limited number of suppliers. For example, the LifeShield®, CLAVE® and MicroCLAVE® connector products, which are components of administration sets that represented approximately 10% of Hospira's 2008 U.S. sales, rely on proprietary components that are available exclusively from ICU Medical. CLAVE® and MicroCLAVE® are registered trademarks of ICU Medical. In addition, Hospira purchases from single sources certain compounding material, polyvinyl-chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its intravenous and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are necessary.

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

Hospira's cost-reduction and optimization activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended cost savings.

        Hospira's strategy, in part, relies on the establishment of a low-cost operating infrastructure to improve margins and cash flow to drive sustained growth. In order to realize potential savings on future manufacturing and other operating costs, Hospira has taken various actions to dispose of, or close, certain manufacturing, research and development, and other facilities. These actions have resulted in, and are expected to continue to result in, significant charges to Hospira's results of operations and cash expenditures. Cost-reduction and optimization activities are complex, and if Hospira does not successfully manage these activities, its operations and business could be disrupted and Hospira may incur more costs than anticipated. Future cost reduction and optimization activities, if taken, may result in additional charges and cash expenditures, which may be material. If Hospira does not realize the expected savings from its cost-reduction and optimization efforts, its profitability may be harmed.

Hospira's manufacturing capacity could limit its ability to expand its business without significant capital investment.

        Although Hospira believes that it has adequate manufacturing capacity for its primary products, it may need to invest substantial capital resources to expand its manufacturing capacity if Hospira introduces new products, demand increases significantly for its products, or if it is successful in obtaining significant additional customers for its injectable pharmaceuticals contract manufacturing services business. Hospira may not be able to complete any such expansion projects in a timely manner or on a cost-effective basis, and may not realize the desired benefits of any such expansion.

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

Hospira conducts sales activity outside of the U.S. and is subject to additional business risks, including fluctuations in foreign currency exchange rates, that may cause its sales and profitability to decline.

        Because Hospira's products are sold outside the U.S., its business is subject to risks associated with doing business internationally. Sales in markets outside the U.S. comprised approximately 32% of 2008 net sales. The risks associated with Hospira's operations outside the U.S. include: fluctuations in foreign currency exchange rates; changes in medical reimbursement policies and programs; multiple regulatory requirements that are subject to change, which may delay or deter Hospira's international product commercialization efforts; differing local product preferences and product requirements; trade protection measures and import or export licensing requirements; difficulty in establishing, staffing and managing operations outside the U.S.; differing labor regulations or work stoppages or strikes at Hospira's union facilities; complying with U.S. regulations that apply to international operations, including trade laws, the Foreign Corrupt Practices Act and anti-boycott laws; potentially negative consequences from changes in tax laws; political and economic instability; and diminished protection of intellectual property in some countries outside of the U.S.

        Hospira operates in many countries outside the U.S. through distributors. Its success will depend on the efforts and performance of such distributors, which are beyond Hospira's control. These risks could have an adverse effect on Hospira's ability to distribute and sell its products in markets outside the U.S. and on Hospira's profitability.

Hospira is subject to healthcare fraud and abuse regulations that could result in significant liability and require Hospira to change its business practices and restrict its operations in the future.

        Hospira's industry is subject to various national, supranational, federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in national, federal and state healthcare programs, including Medicare, Medicaid, and Veterans' Administration health programs and health programs outside the U.S. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require Hospira to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Hospira's business and result in a material adverse effect on Hospira's sales, profitability and financial condition.

State and federal investigations and existing and future lawsuits relating to the alleged reporting of false or misleading pricing information in connection with Medicare and Medicaid programs could have a material adverse effect on Hospira's business, profitability and financial condition.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general have pending investigations involving a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). In addition, a number of reported class-actions have been brought related to these practices. Hospira is named as a defendant in one of these suits brought by the State of Hawaii. There may be additional investigations or lawsuits, or additional claims in existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira may be named as a subject or defendant in more of these investigations or lawsuits. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products. Hospira has not established any reserves related to these matters, and Hospira does not currently believe insurance coverage will be available for any resulting losses.

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

        Hospira is subject to income taxes in a variety of jurisdictions, and its tax structure is subject to review by both domestic and foreign taxation authorities. Because Hospira's income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions during that period, which is inherently uncertain, its income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted. Moreover, changes in or interpretations of tax laws and regulations (including laws related to the remittance of foreign earnings), changes in investments in foreign countries with favorable tax rates, and settlements of federal, state and foreign tax audits, may affect Hospira's profitability and financial condition.

        Hospira is the beneficiary of tax exemptions in certain jurisdictions outside the U.S., where a portion of its income is earned. These tax exemptions have a significant impact on reducing Hospira's overall effective tax rate. If Hospira is unable to maintain these tax exemptions, Hospira's future profitability may be reduced. Changes in laws or governmental policies can affect the availability of these exemptions.

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

        Most of Hospira's products are not protected by patents or other proprietary rights, and have limited or no market exclusivity. Patent filings by third parties could render Hospira's intellectual property less valuable. In addition, intellectual property rights may be unavailable or limited in certain countries outside the U.S., which could make it easier for competitors to capture market position. Competitors may also harm sales of Hospira's products by designing products that mirror the capabilities of those products or technology without infringing Hospira's intellectual property rights. If Hospira does not obtain sufficient international protection for its intellectual property, Hospira's competitiveness in international markets could be impaired, which could limit its growth and future sales.

If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products.

        Hospira seeks to launch generic pharmaceutical products either where patent protection of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. To achieve a "first-to-market" position for generic pharmaceutical products, Hospira may take action, such as litigation, to seek to assert that its products do not infringe patents of existing products or that those patents are invalid or unenforceable. These actions may result in increased litigation, which could be costly and time consuming, and which may not be successful. Hospira has made abbreviated new drug applications and certifications (known as "paragraph IV certifications" in the U.S.) that the relevant patents for existing products would not be infringed by a Hospira product, or were invalid or unenforceable, in the U.S. and equivalent filings in Canada. Claims filed by innovators challenging these paragraph IV certifications may delay or prevent the launch of the relevant products and result in additional costs.

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

Changes in the buying patterns of some of Hospira's customers could adversely affect Hospira's operating results.

        During 2008, sales through the four largest wholesalers that supply products to many end-users accounted for approximately 38% of Hospira's global net sales. Hospira's profitability may be impacted by changes in the buying patterns of these wholesalers, or any other major distributor, retailer or wholesale customer. Their buying patterns may change as a result of end-use buyer purchasing decisions, end-use customer demand, pricing, or other factors, which could adversely affect Hospira's results of operations.

Changes in the funded status or costs of Hospira's pension or post-retirement benefit plans could adversely affect Hospira's financial position and results of operations.

        The funded status of Hospira's pension and post-retirement benefit plans is subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year and, as a consequence, could result in higher funding requirements and/or net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, retirement rates, healthcare cost trend rates and other factors, may lead to significant increases in the value of the respective obligations. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and/or net periodic benefit costs. All of these factors could have an adverse effect on Hospira's financial position and results of operations.

The stock market can be volatile and fluctuations in Hospira's operating results, as well as other factors, could cause its stock price to decline.

        During the past year, the stock market experienced excessive fluctuations, which would significantly impact the market prices of securities issued by many companies for reasons unrelated to their operating performance. These market fluctuations could adversely affect Hospira's stock price. Moreover, Hospira's sales and operating results may vary from quarter to quarter due to the risk factors set forth herein. Hospira's stock price could fluctuate significantly in response to its quarterly results and the impact of these risk factors on Hospira's operating results or financial position.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Hospira's corporate headquarters and the locations and uses of Hospira's principal manufacturing and research and development ("R&D") properties as of December 31, 2008, are as follows:

Location	Use*	Owned/Leased
Adelaide, South Australia, Australia	R&D	Owned
Austin, Texas	Manufacturing	Owned
Buffalo, New York	Manufacturing	Owned
Boulder, Colorado	R&D and Manufacturing	Leased (expires 2011)
Clayton, North Carolina	R&D and Manufacturing	Owned
Finisklin, Sligo, Ireland	Manufacturing	Leased (expires 2013)
La Aurora, Costa Rica	Manufacturing	Owned
Lake Forest, Illinois**	Corporate Headquarters and R&D	Owned/Leased (expires 2016)
Liscate, Italy	Manufacturing	Owned
McPherson, Kansas	R&D and Manufacturing	Owned
Morgan Hill, California	R&D and Manufacturing	Owned
Mulgrave, Victoria, Australia	R&D and Manufacturing	Owned
North Chicago, Illinois	Manufacturing	Leased (expires 2009)
Rocky Mount, North Carolina	Manufacturing	Owned
Salisbury, South Australia, Australia	R&D and Manufacturing	Owned
San Cristobal, Dominican Republic	Manufacturing	Owned
San Diego, California	R&D	Leased (expires 2019)
Wasserburg, Germany	Manufacturing	Owned

  *
  The locations listed above are generally used by all of Hospira's segments.

  **
  The Lake Forest facilities consist of four buildings, three of which are owned and one of which is leased.

        Hospira is phasing out production at the North Chicago, Illinois manufacturing facility which is expected to be complete by the end of the first half of 2009. Hospira plans to exit manufacturing operations at its Morgan Hill, California plant over the next two years. Production of the primary products at these facilities is expected to move to other Hospira facilities and/or be outsourced to third-party suppliers. In 2008, Hospira began an approximately $20 million expansion of manufacturing capacity at the LaAurora, Costa Rica facility, in part to accommodate some of the production being transferred from other Hospira facilities.

        Hospira believes that its facilities and equipment are in good operating condition and are well maintained. Hospira believes that it has adequate capacity to meet its current business needs.

        As a result of the acquisition of Mayne Pharma, Hospira has a joint venture with Cadila Healthcare Limited, a pharmaceutical company located in India, which is expected to begin commercial manufacturing of injectable cytotoxic drugs in the first half of 2009.

Item 3.    Legal Proceedings

        Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in one such lawsuit: State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii, filed April 2006. Hospira denies all material allegations asserted against it in this lawsuit. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." In July 2008, the court denied defendants' motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint. In the third quarter of 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

        On August 12, 2005, Retractable Technologies, Inc. ("RTI") filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement ("Agreement") between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott's marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott's former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott has brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI's breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims. On June 2, 2008, the Fifth Circuit Court of Appeals upheld that decision in a 2-1 ruling. The case will now proceed in the U.S. District Court for the Eastern District.

        Hospira's litigation exposure, including product liability claims, are evaluated each reporting period. Hospira's reserves, which are not significant at December 31, 2008 and 2007, are the best estimate of loss, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of Hospira

        The executive officers of Hospira are set forth below. Their ages as of February 25, 2009, and the positions and offices held by them during the past five years are also indicated. There are no family relationships between any corporate officers or directors.

        Christopher B. Begley, age 56, is Hospira's Chairman of the Board and Chief Executive Officer. He has served as Chief Executive Officer since the spin-off in April 2004 and as the Chairman of the Board since May 2007. Mr. Begley provided 18 years of service to Abbott Laboratories, a global broad-based healthcare company, and served as Senior Vice President, Hospital Products, from 2000 to April 2004. Prior to his appointment as Senior Vice President, Hospital Products, Mr. Begley served as Senior Vice President, Chemical and Agricultural Products from 1999 to 2000, Vice President, Abbott Health Systems, from 1998 to 1999, and Vice President, MediSense Operations, in 1998. Mr. Begley is a director of Sara Lee Corporation and AdvaMed.

        Terrence C. Kearney, age 54, is Hospira's Chief Operating Officer. He has served in such position since April 2006. From April 2004 to April 2006, he served as Hospira's Senior Vice President, Finance, and Chief Financial Officer, and he served as Acting Chief Financial Officer through August 2006. Mr. Kearney served as Vice President and Treasurer of Abbott from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott's International Division. Mr. Kearney provided 24 years of service to Abbott.

        Sumant Ramachandra, M.D., Ph.D., age 40, is Hospira's Senior Vice President and Chief Scientific Officer. Dr. Ramachandra has served in that position since July 2008. Dr. Ramachandra served as Vice President and Senior Project Leader, Global Development, at Schering-Plough, a global health care company, from 2005 to 2008. From 2003 to 2005, he served as Group Leader in the U.S. Medical Oncology Therapeutic Area at Pfizer Inc., a global pharmaceuticals company.

        Brian J. Smith, age 57, is Hospira's Senior Vice President, General Counsel and Secretary. He has served in such position since the spin-off in April 2004. Mr. Smith served as Divisional Vice President, Domestic Legal Operations of Abbott from 1995 to April 2004 and served with Abbott for 25 years.

        Thomas E. Werner, age 51, is Hospira's Senior Vice President, Finance and Chief Financial Officer. He has served in such position since August 2006. Mr. Werner served as Senior Vice President, Finance and Chief Financial Officer of Böwe Bell + Howell, a service, manufacturing and software company that provides document processing and postal solutions. Prior to joining Böwe Bell + Howell in late 2001, he served as Chief Financial Officer for Xpedior Incorporated (a software developer and integrator), for uBid, Inc., (an e-commerce company), and as Corporate Controller for Gateway, Inc. (a seller of personal computers and related products and services).

        Kenneth F. Meyers, age 47, is Hospira's Senior Vice President, Organizational Transformation and People Development. Mr. Meyers has served in that position since November 2008. Mr. Meyers served as a partner of Oliver-Wyman—Delta Executive Learning Center (a global management consulting firm) from 2004 to 2008. From 2003 to 2004, Mr. Meyers served as Senior Vice President, Human Resources, Starbucks Coffee International (a subsidiary of Starbucks Coffee Company). From 2000 to 2002, he founded and acted as managing director of KFM Consulting (a human resources consultancy).

        Ron Squarer, age 42, is Hospira's Senior Vice President, Global Marketing and Corporate Development. Mr. Squarer has served in that position since January 2009. Mr. Squarer served as Hospira's Corporate Vice President, Global Strategy and Business Development from 2007 to 2008, and as Senior Vice President, Global Corporate and Business Development at Mayne Pharma, Ltd. (an Australia-based specialty injectable pharmaceutical company) from 2006 to 2007. From 2004 to 2006, he served as the Oncology Therapy Area Commercial Development Leader at Pfizer Inc., a global pharmaceuticals company.

        Richard J. Hoffman, age 42, is Hospira's Vice President, Corporate Controller and Chief Accounting Officer. He has served in such position since August 2007. From 2000 until his appointment by Hospira, Mr. Hoffman was employed by CNH Global N.V. (Case New Holland—a global agricultural and construction equipment manufacturer with a captive financial services company). His last position was Vice President, Corporate Controller and Chief Accounting Officer, which he held since July 2004. Prior to that time, he served as Assistant Corporate Controller and Chief Accounting Officer and in various other finance and reporting roles at Case New Holland.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Hospira's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "HSP." The following table sets forth the high and low closing prices for Hospira's common stock on the NYSE for each period indicated.

	Market Price Per Share
	2008		2007
	High	Low	High	Low
For the quarter ended:
March 31	$43.80	$39.90	$40.90	$33.85
June 30	$43.56	$39.32	$41.88	$38.32
September 30	$40.36	$36.96	$41.45	$37.61
December 31	$38.34	$25.36	$44.51	$39.40

        As of December 31, 2008, Hospira had approximately 40,200 shareholders of record. Hospira has not paid dividends on its common stock.

Issuer Purchases of Equity Securities

        The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2008	—	$—	—	$100,233,606
November 1 - November 30, 2008	—	$—	—	$100,233,606
December 1 - December 31, 2008	930	$27.18	—	$100,233,606

Total	930	$27.18	—	$100,233,606

(1)
These shares represent the shares deemed surrendered to Hospira to pay the exercise price and to satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)
In February 2006, Hospira's board of directors authorized the repurchase of up to $400.0 million of Hospira's common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2008, Hospira had purchased 7.6 million shares for $299.8 million in aggregate under the 2006 board authorization, all of which were purchased during 2006.

Performance Graph

        The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P Health Care Index.

Comparison of Cumulative Total Return

        Assumes $100 was invested on May 3, 2004 (the first date Hospira common stock was traded on the NYSE) in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2004, 2005, 2006, 2007 and 2008, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

Item 6.    Selected Financial Data

        The following table sets forth Hospira's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2008, 2007, 2006, 2005 and 2004.

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

	For the Years Ended December 31,
(in millions, except per share amounts)	2008	2007	2006	2005	2004
Statements of Income Data:
Net sales	$3,629.5	$3,436.2	$2,688.5	$2,626.7	$2,645.0
Gross profit	1,322.0	1,173.9	939.2	849.1	786.6
Income from operations(1)	517.8	302.6	339.6	336.6	427.7
Income before income taxes	407.5	187.8	324.7	322.1	411.5
Net income	$320.9	$136.8	$237.7	$235.6	$301.6
Earnings per common share:
Basic	$2.02	$0.87	$1.51	$1.48	$1.93
Diluted	$1.99	$0.85	$1.48	$1.46	$1.92
Weighted average common shares outstanding:
Basic	159.2	156.9	157.4	159.3	156.2
Diluted	161.3	160.2	160.4	161.6	157.2

(1)
Includes acquired in-process research and development charge of $0.5 million, $88.0 million and $10.0 million in 2008, 2007 and 2006, respectively, and post-retirement medical and dental curtailment benefit of $64.6 million in 2004.

	December 31,
(in millions)	2008	2007	2006	2005	2004
Balance Sheet Data:
Total assets	$5,074.1	$5,084.7	$2,847.6	$2,789.2	$2,342.8
Long-term debt	$1,834.0	$2,184.4	$702.0	$695.3	$698.8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Hospira is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the safety, cost and productivity of patient care. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management systems. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities. In February 2007, Hospira acquired Mayne Pharma to increase its global presence in specialty generic injectable pharmaceuticals.

        In 2008, Hospira re-aligned its segment presentation to reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). Prior year segment disclosure has been reclassified to conform to the current year presentation.

Cost-Reduction and Optimization Activities

        As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize its manufacturing capabilities and capacity and related R&D operations. The costs related to these actions consist primarily of severance and other employee benefit costs, asset impairments, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, relocation of production, and other exit costs. Hospira will transfer related operations and production of the primary products from these facilities to other Hospira facilities, outsource certain product components to third-party suppliers, or cease activities entirely. For further details regarding the financial impact of these cost-reduction activities, see Note 5 to the consolidated financial statements included in Item 8.

        2005 Actions.    In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland and closed the facility late in 2006. Products produced at the Donegal plant have been moved to Hospira facilities, primarily in Costa Rica and the Dominican Republic. During 2005, 2006 and 2007, Hospira incurred $8.5 million, $21.9 million and $0.7 million of restructuring charges, respectively, which are reported in the EMEA segment in cost of products sold.

        2006 Actions.    In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio, Montreal, Canada, and North Chicago, Illinois. Hospira closed the Ashland, Ohio manufacturing facility in 2007, and the Montreal, Canada manufacturing facility in 2008. Hospira is phasing out production at the North Chicago, Illinois manufacturing facility which is expected to be complete by the end of the first half of 2009.

        The aggregate charges that Hospira will incur related to these plant closings are expected to be in the range of approximately $95 million to $110 million on a pre-tax basis, of which approximately $45 million to $55 million are expected to be reported as restructuring charges. During 2008, 2007 and 2006, Hospira incurred $13.6 million, $13.6 million and $21.7 million of restructuring charges, respectively, which are reported in the Americas segment in cost of products sold.

        2007 Actions.    In late 2007, Hospira made the decision to limit future research and development investments related to a non-strategic device product. As a result of this decision, Hospira recorded an intangible asset impairment charge in the Americas segment of $7.5 million, which is reported in cost of products sold.

        2008 Actions.    In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California plant over the next two years. Hospira expects to incur aggregate charges through 2011 related to these actions in the range of $29 million to $35 million on a pre-tax basis, of which approximately $20 million to $24 million are expected to be reported as restructuring charges. During 2008, Hospira recorded in the Americas segment restructuring charges of $7.1 million in cost of products sold and $1.7 million in research and development.

        Other Optimization Actions.    Hospira has recently initiated a project ("Project Fuel") aligned with Hospira's overall strategy to improve margins and cash flow and drive sustained growth for Hospira. Project Fuel initiatives will include streamlining processes to improve efficiency in areas such as procurement, information technology, research and development, and finance; product portfolio rationalization to decrease complexity; and other optimization initiatives. The ultimate timing and amounts of related charges and cash expenditures cannot be determined at this time, as Hospira is still developing the project initiatives and stages. In addition, recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. Generally Accepted Accounting Principles, among other factors.

        Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base. Cost-reduction and optimization activities involve risks and uncertainties. Hospira may incur more charges and cash expenditures than estimated and may not realize the expected cost savings on its planned time frame or at all. See "Item 1A. Risk Factors—Hospira's cost-reduction and optimization activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended cost savings."

Acquisition of Mayne Pharma

        On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055.0 million. As Mayne Pharma had strong market positions in Europe and Australia and a significant commercial infrastructure outside the United States, the acquisition has substantially increased Hospira's international presence. The acquisition has also broadened Hospira's specialty injectable pharmaceuticals product line. The results of operations of Mayne Pharma are included in Hospira's results for periods on and after February 2, 2007, which has affected comparability of the financial statements for the periods presented in this report and will affect comparability in future periods. For further details, see Note 2 to the consolidated financial statements included in Item 8.

        In connection with the acquisition, Hospira recorded $137.9 million of charges relating to purchase accounting during 2007, including $84.8 million of acquired in-process research and development and $53.1 million of inventory step-up charges. Hospira also allocated $518.2 million of the purchase price to other intangible assets in connection with the acquisition, which are being amortized over their useful lives (which had a weighted average life of 10 years). Mayne Pharma related intangible asset amortization was $62.8 million and $47.6 million for 2008 and 2007, respectively, and is recorded in cost of products sold.

        In connection with the integration of Mayne Pharma into its operations, Hospira incurred cash expenditures for the two-year period after the closing, which reduced earnings, and operating and investing cash flow. These cash expenditures included integration expenses related to the closure of facilities, termination of lease agreements and employee-related benefit arrangements with the remainder related to purchase accounting items and capital projects. Cash expenditures were completed by the end of 2008. Through completion, approximately $114.4 million of cash expenditures were incurred, of which $70.9 million ($27.1 million and $43.8 million in 2008 and 2007, respectively) were integration expense. In addition to integration expenses, Hospira recorded other Mayne Pharma acquisition-related expenses of $6.5 million in 2007.

        To finance the purchase of Mayne Pharma, Hospira incurred substantial borrowings. For further details, see Note 10 to the consolidated financial statements included in Item 8. On an ongoing basis, Hospira will incur significantly greater interest expense than it incurred in prior periods, and will be required to dedicate a substantial portion of its cash flow to servicing its debt. Please refer to "Liquidity and Capital Resources—Debt and Capital" later in this Item 7 for further details.

        Acquisitions and related transactions are subject to various risks and uncertainties, including risks relating to the integration and risks relating to incurring substantial indebtedness in connection with an acquisition. Please see "Item 1A. Risk Factors—Hospira may continue to acquire other businesses, license rights to technologies or products from third parties, form alliances, or dispose of businesses, and any of these actions may not be completed in a timely or cost-effective manner, or at all."

Transition from Abbott

        Hospira became a separate public company pursuant to a spin-off from Abbott on April 30, 2004 ("spin-off"). Under the terms of the spin-off, the legal title to certain assets and operations relating to Hospira's business outside the U.S. were transferred from Abbott over the two-year period after the spin-off. Hospira paid $116.7 million in 2005 and $126.2 million in 2006 to acquire these assets. These transfers and related payments were completed during 2006.

        The two-year period after the spin-off was a transition period during which Hospira incurred expenses on a non-recurring, transitional basis as a result of the spin-off, including expenses relating to the establishment of new facilities, the build-out of independent information technology systems, and product registration and re-labeling. Hospira incurred $35.0 million of these expenses in 2006.

Results of Operations

Net Sales

        A comparison of product line sales is as follows:

				Percent change
Years Ended December 31 (dollars in millions)	2008	2007	2006	2008	2007

Americas—
Pharmaceuticals
Specialty Injectables	$1,328.9	$1,240.9	$1,021.2	7.1%	21.5%
Other Pharma	522.0	549.2	543.4	-5.0%	1.1%

	1,850.9	1,790.1	1,564.6	3.4%	14.4%
Devices
Medication Management Systems	558.9	501.3	466.2	11.5%	7.5%
Other Devices	368.5	367.5	365.6	0.3%	0.5%

	927.4	868.8	831.8	6.7%	4.4%
Total Americas	2,778.3	2,658.9	2,396.4	4.5%	11.0%
EMEA—
Pharmaceuticals
Specialty Injectables	287.4	255.4	20.3	12.5%	1158.1%
Other Pharma	152.1	162.3	87.2	-6.3%	86.1%

	439.5	417.7	107.5	5.2%	288.6%
Devices
Medication Management Systems	75.9	66.4	54.5	14.3%	21.8%
Other Devices	68.4	68.0	65.4	0.6%	4.0%

	144.3	134.4	119.9	7.4%	12.1%
Total EMEA	583.8	552.1	227.4	5.7%	142.8%
APAC—
Pharmaceuticals
Specialty Injectables	205.4	168.9	23.7	21.6%	612.7%
Other Pharma	15.2	14.1	0.9	7.8%	1466.7%

	220.6	183.0	24.6	20.5%	643.9%
Devices
Medication Management Systems	19.9	16.7	14.2	19.2%	17.6%
Other Devices	26.9	25.5	25.9	5.5%	-1.5%

	46.8	42.2	40.1	10.9%	5.2%
Total APAC	267.4	225.2	64.7	18.7%	248.1%

Net Sales	$3,629.5	$3,436.2	$2,688.5	5.6%	27.8%

        Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services (including former "Sales to Abbott"). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products.

        Net sales for 2008 and 2007 include twelve and eleven months, respectively, of Mayne Pharma net sales. As Mayne Pharma was acquired in February 2007, there are no Mayne Pharma sales in 2006.

2008 compared to 2007:

        Net sales increased 5.6%, or 4.8% excluding the impact of changes in foreign exchange rates.

        Americas

        Net sales in the Americas segment increased 4.5%. The growth in net sales of Specialty Injectable Pharmaceuticals was due to increased volumes from Group Purchasing Organization ("GPO") contract awards, new product introductions, increased volume for Hospira's proprietary drug Precedex®, and the impact of competitor supply issues. Other Pharma net sales decreased due to lower demand from certain contract manufacturing customers, partially offset by increased large volume IV solutions sales due to GPO contract awards. Net sales in Medication Management Systems increased due to strong demand, particularly for Symbiq®, Hospira's newest general infusion system. Other Devices net sales increased due to volume growth in gravity administration sets.

        EMEA

        Net sales in the EMEA segment increased 5.7%, or 1.6% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased primarily due to an additional month of Mayne Pharma net sales in 2008 and sales of newly launched biogenerics, partially offset by expected price decreases in oncology products. Net sales of Other Pharma were lower due to declines in demand from certain contract manufacturing customers. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory and large volume infusion systems.

        APAC

        Net sales in the APAC segment increased 18.7%, or 16.1% excluding the impact of changes in foreign exchange rates. The increase was primarily due to volume growth in Specialty Injectables anti-infectives and certain oncology products and an additional month of Mayne Pharma net sales in 2008. The remaining increase was due to higher volume growth in Medication Management Systems, Other Pharma and Devices.

2007 compared to 2006:

        Net sales increased 27.8%, of which 23.7% is related to the addition of Mayne Pharma and 0.9% is due to the impact of changes in foreign exchange rates.

        Americas

        Net sales in the Americas segment increased 11.0%. Net sales for Specialty Injectable Pharmaceuticals increased due to the acquisition of Mayne Pharma, combined with growth in the base product portfolio, and new product launches. Growth in the base product portfolio was driven by increased sales of certain anti-infective products, drugs sold in differentiated delivery systems and Hospira's proprietary drug Precedex®. Other Pharma net sales increased due to higher nutritional and large volume I.V. solutions volume offset by lower demand in contract manufacturing from existing customers and by the planned exit of certain products manufactured in Ashland, Ohio. Net sales in Medication Management Systems increased due to higher volume infusion systems and related infusion therapy products and services. Other Devices net sales increased due to higher volume in gravity administration sets.

        EMEA

        Net sales in the EMEA segment increased 142.8%, which is primarily related to the addition of Mayne Pharma and higher volume in Specialty Injectable Pharmaceuticals. Net sales in Other Pharma increased due to contract manufacturing demand from certain customers, partially offset by expected volume declines from sales to Abbott. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory infusion systems.

        APAC

        Net sales in the APAC segment increased 248.1%, which is primarily related to the addition of Mayne Pharma and higher volume in Specialty Injectable Pharmaceuticals and Medication Management Systems.

Gross Profit

				Percent change
Years Ended December 31 (dollars in millions)	2008	2007	2006	2008	2007

Gross profit	$1,322.0	$1,173.9	$939.2	12.6%	25.0%
As a percent of sales	36.4%	34.2%	34.9%

2008 compared to 2007:

        Gross profit increased $148.1 million, or 12.6%, in 2008 compared to 2007.

        The gross profit increase is primarily the result of higher sales volume, including an additional month of Mayne Pharma gross profit in 2008, the impact of changes in foreign exchange rates, improved manufacturing performance, and favorable product mix driven by Medication Management Systems. These increases were partially offset by higher freight and distribution expenses. A portion of the increase in gross profit results from the absence in 2008 of purchase accounting charges for Mayne Pharma, which in the prior year included inventory step-up charges of $53.1 million. Gross margin increased to 36.4% for 2008, from 34.2% for 2007.

2007 compared to 2006:

        Gross profit increased $234.7 million, or 25.0%, in 2007 compared to 2006. Of this increase, approximately $200.3 million, or 21.3%, is related to the addition of Mayne Pharma.

        The gross profit increase is primarily related to the addition of Mayne Pharma, offset by related Mayne Pharma inventory step-up charge resulting from purchase accounting and amortization of the acquired intangible assets. The remaining gross profit increase is primarily the result of product mix improvement, lower costs associated with the planned manufacturing plant closures, and favorable price in the Americas segment. These increases were partially offset by inflation and other manufacturing costs, intangible asset impairment charge, and incremental freight and distribution costs.

Research and Development

				Percent change
Years Ended December 31 (dollars in millions)	2008	2007	2006	2008	2007

Research and development expense	$213.6	$201.2	$161.6	6.2%	24.5%
As a percent of sales	5.9%	5.9%	6.0%

2008 compared to 2007:

        Research and development ("R&D") expenses increased $12.4 million, or 6.2%, in 2008, compared to 2007. The increase was primarily related to higher spending on product development related to new compounds in Hospira's generic injectable drug pipeline, including biogenerics, and device pipeline, partially offset by lower proprietary clinical trial spending.

2007 compared to 2006:

        R&D expenses increased $39.6 million, or 24.5%, in 2007, compared to 2006. Of this increase, $47.2 million is related to the addition of Mayne Pharma. Excluding Mayne Pharma, R&D expenses decreased due to the combination of upfront payments made in 2006 related to collaboration agreements for biogeneric products, and lower spending in 2007 on medication management systems projects due to new product launches. This was partially offset by higher spending on new product development related to new compounds in Hospira's generic injectable drug pipeline and proprietary clinical trials.

Acquired In-Process Research and Development

        In 2008, as part of an acquisition, Hospira allocated and expensed $0.5 million to acquired in-process research and development related to pipeline products.

        In 2007, as part of the Mayne Pharma acquisition, Hospira allocated and expensed $84.8 million to acquired in-process research and development related to Mayne Pharma's pipeline products. Additionally in late 2007, Hospira purchased certain clinical studies related to a compound that will be used to file for expanded medical indications. The cost for these clinical studies was $3.2 million and was recorded as acquired in-process research and development expense in 2007 as the studies have no alternative future uses.

        In 2006, as part of an acquisition, Hospira allocated and expensed $10.0 million to acquired in-process research and development related to pipeline products.

Selling, General and Administrative

				Percent change
Years Ended December 31 (dollars in millions)	2008	2007	2006	2008	2007

Selling, general and administrative expense	$590.1	$582.1	$428.0	1.4%	36.0%
As a percent of sales	16.3%	16.9%	15.9%

2008 compared to 2007:

        Selling, general and administrative ("SG&A") expenses increased $8.0 million, or 1.4%, in 2008, compared to 2007. The increase was primarily due to sales and marketing support within the Americas and support costs for new product launches in the EMEA and APAC segments, partially offset by lower costs related to the integration of Mayne Pharma.

2007 compared to 2006:

        SG&A expenses increased $154.1 million, or 36.0%, in 2007, compared to 2006. Of this increase, $102.9 million was related to the addition of Mayne Pharma. The remainder of the increase was primarily due to additional costs related to the integration of Mayne Pharma, partially offset by the absence in 2007 of costs related to the implementation of Hospira's new independent infrastructure as a result of the spin-off.

Interest Expense

        Hospira incurred interest expense of $116.2 million in 2008, $134.5 million in 2007 and $31.0 million in 2006. The decrease in 2008 compared to 2007 was primarily due to lower debt outstanding in 2008, the 2007 write-off of costs associated with the issuance of debt incurred related to the Mayne Pharma acquisition, and lower interest rates on floating rate notes. The increase in 2007 compared to 2006 was primarily due to the issuance of additional debt and related costs due to the Mayne Pharma acquisition. Refer to the Liquidity and Capital Resources section below, as well as

Note 10 to the consolidated financial statements included in Item 8, for further information regarding Hospira's debt and credit facilities.

Other Income, Net

        Other (income) and expense for 2008, 2007 and 2006 primarily includes amounts relating to foreign currency transaction gains and losses, interest income, and other items. Foreign exchange (gains) for 2008, 2007 and 2006 were $(2.2) million, $(1.6) million and $(1.1) million, respectively. Included in 2007 is $5.7 million of foreign exchange losses realized due to the Mayne Pharma acquisition. Interest (income) for 2008, 2007 and 2006 was $(9.3) million, $(15.1) million and $(17.1) million, respectively. In 2007, Hospira also had net gains on investments of $(5.0) million.

Income Tax Expense

        The effective tax rate was 21.3% in 2008, 27.2% in 2007 and 26.8% in 2006. The effective tax rate for 2007 and 2006 included the impact of expensing non-deductible acquired in-process research and development of $84.8 million and $10.0 million, respectively. Excluding the effect of these items, the 2007 and 2006 effective tax rates were 18.7% and 26.0%, respectively. Both 2008 and 2007 effective tax rates include certain non-recurring items such as purchase accounting, integration and restructuring charges and interest expense generating benefits in higher tax rate jurisdictions. The higher 2008 effective tax rate compared to 2007, excluding the impact of expensing non-deductible acquired in-process research and development, was due primarily to the impact of higher earnings in higher tax rate jurisdictions. The decrease in the effective tax rate in 2007 compared to 2006, excluding the impact of expensing non-deductible acquired in-process research and development in both years, was due primarily to lower earnings in higher tax rate jurisdictions in connection with the Mayne Pharma acquisition. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S.

Liquidity and Capital Resources

        Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, capital expenditures, and repay debt. Other capital resources include cash on hand, borrowing availability under a $375.0 million revolving credit facility expiring in 2010 and access to the capital markets. Hospira believes that its current capital resources, including cash and cash equivalents, cash generated from operations, funds available from its revolving credit facility and access to the credit and capital markets will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and investments in cost reduction and optimization activities for the foreseeable future.

        Beginning on February 2, 2007, Hospira's operating cash flows include operating cash flows generated by Mayne Pharma. In connection with the integration of Mayne Pharma into its operations, Hospira incurred cash expenditures for the two-year period after the closing of $114.4 million, of which $70.9 million ($27.1 million and $43.8 million in 2008 and 2007, respectively) were integration expenses. In addition, as a result of the debt incurred to finance the Mayne Pharma acquisition, Hospira must dedicate substantially greater cash to service debt obligations and related interest expense on an ongoing basis compared to periods prior to 2007.

Summary of Sources and (Uses) of Cash

Years Ended December 31 (dollars in millions)	2008	2007	2006

Operating activities	$584.1	$551.1	$424.2
Investing activities	(264.9)	(2,228.0)	(251.3)
Financing activities	(60.1)	1,580.2	(377.7)

Operating Activities

        In 2008, Net Cash Provided by Operating Activities of $584.1 million was driven by net income of $320.9 million. Non-cash depreciation, non-cash amortization, the write-off of acquired in-process research and development, non-cash stock-based compensation expense and the net gains on sales of assets totaled $291.4 million. Net cash used in operating assets and liabilities and Other, net of $(28.2) million was driven by higher trade receivables and higher inventories for planned product launches and increased GPO contract awards, partially offset by higher trade payables.

        In 2007, Net Cash Provided by Operating Activities of $551.1 million was driven by net income of $136.8 million. Non-cash depreciation, non-cash amortization and impairment of intangible charges, the write-off of acquired in-process research and development, the step-up value of acquired inventories sold, non-cash stock-based compensation expense and the net gains on sales of assets totaled $418.1 million. Net cash used in operating assets and liabilities and Other, net of $(3.8) million consist primarily of payments made on acquired Mayne Pharma current liabilities, including merger advisory fees, and higher trade receivables due to increased sales, partially offset by lower inventory and higher trade payables.

Investing Activities

        In 2008, Net Cash Used in Investing Activities of $264.9 million includes capital expenditures of $164.3 million and $50.8 million of payments for certain intangible assets including product rights, primarily acquired in the prior year but paid in the current year, and other investments. Hospira paid $26.1 million for acquisitions and deferred consideration related to acquisitions made by Mayne Pharma in prior years. Also, Hospira purchased $24.5 million of marketable equity securities and received proceeds of $0.8 million from disposal of facilities.

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

Financing Activities

        Net Cash Used in Financing Activities totaled $60.1 million in 2008. During 2008, Hospira prepaid $70.7 million in principal amount of the term loan, in addition to the revised required $24.3 million in principal, for a total of $95.0 million. Financing activities also include net borrowings of $6.3 million and proceeds from employee stock option exercises and related tax benefits of $28.8 million.

        Net Cash Provided by Financing Activities totaled $1,580.2 million in 2007. Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. During 2007, Hospira prepaid $359.7 million in principal amount of the term loan, in addition to the rescheduled $40.3 million in principal, for a total of $400.0 million. In addition, financing activities include proceeds from employee stock option exercises and related tax benefits of $75.4 million.

Summary of Financial Position

Years Ended December 31 (dollars in millions)	2008	2007	2006

Cash and cash equivalents	$483.8	$241.1	$322.0
Working capital	1,101.8	1,046.7	916.7
Short-term borrowings and long-term debt	2,172.3	2,242.9	706.6

Working Capital

        The increase in working capital in 2008 was primarily due to an increase in cash and cash equivalents offset by the reclassification of the $300.0 million principal 4.95% senior unsecured notes coming due in 2009, to short term borrowings. In addition, trade receivables increased due to higher sales, inventories increased due to planned product launches and increased GPO contract awards, partially offset by increases in trade payables.

        The increase in working capital in 2007 was primarily due to an increase in trade receivables and inventory. These increases were partially offset by decreases in cash and increases in short-term borrowings, trade payables, and liabilities related to accruals for employee incentive programs. The acquisition of Mayne Pharma increased overall working capital levels in 2007.

Debt and Capital

        Senior Notes.    Hospira has approximately $2,125.0 million aggregate principal amount of senior unsecured notes outstanding, including $300.0 million principal amount of 4.95% notes due in June 2009, $375.0 million principal amount of floating rate notes due in March 2010, $500.0 million principal amount of 5.55% notes due in March 2012, $400.0 million principal of 5.90% notes due in June 2014, and $550.0 million principal amount of 6.05% notes due in March 2017. The floating rate notes due in March 2010 bear interest at three-month LIBOR plus 48 basis points. In June 2008, the $300.0 million principal amount of 4.95% notes were classified as short-term debt as they mature in June 2009. All other notes are considered long-term debt.

        In 2005, the $300.0 million 4.95% notes were effectively converted to floating rate notes through interest rate swaps with various counterparties. In 2008, $300.0 million of the $400.0 million 5.90% notes were effectively converted to floating rate notes through interest rate swaps with various counterparties for approximately four months. Additionally, in 2008, all interest rate swap contracts were terminated effectively converting the senior unsecured notes back to the applicable fixed rate. As a result of the interest rate swap contract terminations, Hospira received $9.2 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows included in Item 8.

        The senior notes contain customary covenants that limit Hospira's ability to incur secured indebtedness and liens and merge or consolidate with other companies.

        Other Borrowings.    Hospira's term loan facility includes a $500.0 million, three-year term loan facility due March 2010. Principal prepayments and required payments of $400.0 million and $95.0 million were made during 2007 and 2008, respectively. The remaining $5.0 million in principal outstanding as of December 31, 2008, was paid in January 2009.

        In connection with acquisitions, facility expansions, international capital structure optimization, and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. These borrowings bear a weighted average interest rate of approximately 4.1%, with principle and interest due in various intervals, and are primarily unsecured.

As of December 31, 2008 and 2007, Hospira had $37.7 million and $20.4 million, respectively, of other borrowings outstanding, of which $32.4 million and $14.1 million, respectively, were classified as short-term.

        Revolving Credit Facility.    Hospira has a five-year $375.0 million unsecured revolving credit facility (the "Revolver"), which it entered into on December 16, 2005 and amended on January 15, 2007, to permit the Mayne Pharma acquisition. The Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are 0.45%, 0.075% and 0.10%, respectively, as of December 31, 2008, and are subject to increase or decrease if there is a change in Hospira's current credit ratings. The amount of available borrowings may be increased to a maximum of $500.0 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2008, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

        Debt Covenants.    The Revolver and the indenture governing Hospira's senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. As of December 31, 2008, Hospira was in compliance with all applicable covenants.

        Credit Ratings.    At December 31, 2008, Hospira's long-term debt rating was BBB by Standard & Poor's and Baa3 by Moody's. As a result of the Mayne Pharma acquisition, Hospira's credit rating was downgraded in 2007 from BBB+ to BBB by Standard & Poor's and the rating outlook was changed from stable to negative by Moody's.

        Share Repurchase.    In February 2006, Hospira's board of directors authorized the repurchase of $400.0 million of Hospira's common stock. The program authorizes Hospira to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash, and business and market conditions. The repurchase of shares commenced in early March 2006. As of December 31, 2008, Hospira repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Since Hospira intends to dedicate a substantial portion of its future cash to servicing and repaying its debt, Hospira does not expect to repurchase any shares in 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes Hospira's estimated contractual obligations as of December 31, 2008:

	Payment Due by Period
(dollars in millions)	Total	2009	2010-2011	2012-2013	2014 and Thereafter
Debt and interest payments	$2,707.6	$446.1	$552.4	$629.6	$1,079.5
Lease obligations	98.1	30.1	30.3	25.8	11.9
Purchase commitments(1)	443.5	411.9	30.6	1.0	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	195.5	—	161.6	33.9	—
Pension funding requirements(3)	116.1	4.0	40.1	39.0	33.0

Total	$3,560.8	$892.1	$815.0	$729.3	$1,124.4

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above.

(2)
Includes liability of $174.9 million relating to unrecognized tax benefits, penalties and interest: excludes approximately $195.5 million of other long-term liabilities related primarily to pension and post-retirement benefit obligations.

(3)
To meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008, and adverse investment returns in 2008 on the main U.S. pension plan assets, the estimated minimum required contribution amounts are set forth in the table above. Annual contributions required under the Pension Protection Act of 2006 will be based on a target funded level of 100% of plan liabilities, phased in over the next three years, with any shortfall in plan assets amortized over seven years. While Hospira's funding policy requires contributions to Hospira's defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by the laws and regulations of each country, Hospira does make discretionary contributions when management determines it is prudent to do so. During 2008, Hospira made a discretionary funding contribution of $5.5 million to the main U.S. pension plan.

        Hospira's other commercial commitments as of December 31, 2008, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds, and bid bonds. As of December 31, 2008, Hospira had $37.1 million of these commitments, with a majority expiring in 2009. No amounts have been drawn on these letters of credit or bonds.

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

        Revenue Recognition—Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. In these cases, total revenue is divided among the separate deliverables based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria.

        For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. On outright sales of the drug delivery pump and related sales of disposable products (sets) revenue is recognized as the products are delivered, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Other arrangements (leases and contracts that included associated disposable set purchases) are assessed in accordance with Emerging Issues Task Force ("EITF") No. 01-8 "Determining Whether an Arrangement Contains a Lease" and SFAS No. 13, "Accounting for Leases," and drug delivery pump revenue is recorded as a sales type lease or operating lease. For arrangements that qualify as sales-type leases, the discounted sales value of the drug delivery pump is recorded as revenue upon delivery to the customer. For arrangements that qualify as operating leases, Hospira recognizes revenue over the lease term, and the related asset is depreciated over its estimated useful life on a straight-line basis.

        Hospira markets a server-based suite of software applications designed to exchange data from a hospital's drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual or subscription software license, software maintenance and implementation services, in addition to the drug delivery pump. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Drug delivery pump, perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed or upon customer acceptance. Software subscription license revenue and software maintenance revenue is recognized ratably over the contract period.

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

        When an end customer purchases a Hospira product that is covered by a pricing agreement from a wholesaler, the end customer pays the wholesaler the price determined under the pricing agreement. The wholesaler is then entitled to charge Hospira back for the difference between the price the wholesaler paid Hospira and the contract price paid by the end customer (a "chargeback"). This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Settlement of chargebacks generally occurs between 25 and 35 days after the sale to wholesalers.

        To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2008 would decrease net sales and income before income taxes by approximately $1.6 million. A one percent increase in wholesale units sold subject to chargebacks at December 31, 2008 would decrease net sales and income before income taxes by approximately $1.9 million.

        Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2008 and 2007, chargebacks of $60.2 million and $73.6 million, respectively, were recorded as a reduction in trade receivables. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

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

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2008 and 2007, accrued rebates of $107.4 million and $106.5 million, respectively, are included in other accrued liabilities. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        The following table is an analysis of chargebacks and rebates for 2008 and 2007. In each year, the provisions for chargebacks and rebates relating to prior period sales were not material.

(dollars in millions)	Chargebacks	Rebates
Balance at January 1, 2007	$42.9	$65.1
Provisions	661.0	160.0
Payments	(630.3)	(118.6)

Balance at December 31, 2007	73.6	106.5

Provisions	727.0	222.8
Payments	(740.4)	(221.9)

Balance at December 31, 2008	$60.2	$107.4

        Returns—Provisions for returns are provided for at the time the related sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventories for exposures related to obsolescence, excess, date expiration, non-conformance, and loss and damage, and records a charge to cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required.

        Stock-Based Compensation—In accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") Hospira recognizes all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards. The fair value models include various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 14 to the consolidated financial statements included in Item 8 for additional information regarding stock-based compensation.

        Pension and Post-Retirement Benefits—Hospira provides pension and post-retirement medical and dental benefits to certain of its active and retired employees based both in and outside of the U.S. For financial reporting purposes, Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and/or net periodic benefit costs.

        The U.S. discount rate estimate for 2008 and 2007 was developed with the assistance of yield curves developed by third-party actuaries, while 2006 estimates used Moody's Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira's benefit liabilities. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments is used to derive discount rate assumptions.

        The expected return on assets for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected return on assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        Sensitivity analysis for U.S. plans which represent the primary portion of obligations is as follows:

	2008 Net Benefit Cost (income)/expense		December 31, 2008 Benefit Obligation increase/(decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plans—U.S.
Discount rate	$(2.7)	$4.3	$(47.2)	$57.6
Expected long-term return on assets	(3.5)	3.5	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(4.6)	5.6
Expected health care cost trend rate (initial and ultimate)	0.8	(0.6)	5.2	(4.4)

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira's defined benefit and post-retirement plans. Another provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status as of the end of the fiscal year. The incremental effect of the application of these provisions is provided in Note 7 of the consolidated financial statements included in Item 8.

        Impairment of Long-Lived and Other Assets—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") the carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

        Hospira regularly reviews its investments to determine whether an other-than-temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the carrying basis of the investment is written down to fair value and the amount of the write-down is included in Other income, net.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") goodwill is not amortized but tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the same as its reportable segments: Americas, EMEA and APAC. The evaluation is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. The annual assessment occurs in the third quarter of each year.

        Loss Contingencies—In accordance with SFAS No. 5, "Accounting for Contingencies," loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

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

Recently Issued Accounting Standards

        In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 requires more detailed disclosures about Hospira's plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions will be effective for financial statements issued for fiscal years ending after November 15, 2009. FSP No. 132(R)-1 only requires additional disclosures, hence the adoption will not impact Hospira's current consolidated financial position, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This provision of FSP 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira's current consolidated financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. SFAS No. 161 only requires additional disclosures, hence the adoption will not impact Hospira's current consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB ratified EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on the financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira's current consolidated financial position, results of operations or cash flows.

Adoption of New Accounting Standards

        Hospira adopted the required provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no impact to the consolidated financial statements from the adoption of SFAS No. 157.

        FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

        Hospira adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159") on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. At adoption, Hospira had not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items at fair value, therefore, there was no impact to the consolidated financial statements from adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections to apply SFAS No. 159 during 2008.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira's defined benefit and post-retirement plans. Another provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status as of the end of the fiscal year. The incremental effect of the application of these provisions in 2008 is provided in Note 7 of the consolidated financial statements included in Item 8.

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Hospira's operations are discussed in Item 1A. Risk Factors, to the Annual Report on Form 10-K.

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

Foreign Currency Sensitive Financial Instruments

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective in managing exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with these changes. Currency exposures include third-party and inter-company payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the related asset or liability, and both are included in Other income, net. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses related to such exposures are also included in Other income, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Net forward contract (income) expense for the years ended December 31, 2008, 2007 and 2006 was $(1.8) million, $3.4 million and $(2.0) million, respectively, and is included in Other income, net in the consolidated statements of income. The carrying value and fair value of forward contracts was a net payable of $12.7 million and $10.6 million as of December 31, 2008 and 2007, respectively.

Interest Rate Sensitive Financial Instruments

        Hospira's primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. The objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes.

        Hospira's investment portfolio of $521.4 million at December 31, 2008 consists of cash and cash equivalents, equity investments in affiliated companies, and cost investments. For marketable securities, any gains or losses will not be recognized in Hospira's statements of income until the investment is sold or if there is a reduction in fair value that is determined to be an other-than-temporary impairment. The carrying value of the investment portfolio approximates fair market value at December 31, 2008 and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $3.9 million.

        Hospira has a Revolver that allows borrowings up to $375.0 million for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. The amount of available borrowings under the Revolver may be increased to a maximum of $500.0 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2008, Hospira had no amounts outstanding under the Revolver.

        In conjunction with the acquisition of Mayne Pharma, on March 23, 2007, Hospira issued $375.0 million in principal amount of Floating Rate Notes due in 2010 that bear interest at a three-month LIBOR plus 48 basis points. A hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.8 million.

        Refer to the Liquidity and Capital Resources section above, as well as Notes 2 and 10 to the consolidated financial statements included in this annual report on Form 10-K, for further information.

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

        Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the company's internal control over financial reporting was effective based on those criteria.

        The Company's independent registered public accounting firm has issued an audit report on their assessment of the Company's internal control over financial reporting as of December 31, 2008, which is included herein.

/s/ CHRISTOPHER B. BEGLEY Chairman of the Board and Chief Executive Officer February 25, 2009	/s/ THOMAS E. WERNER Senior Vice President, Finance and Chief Financial Officer February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hospira, Inc.
Lake Forest, Illinois

        We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hospira, Inc.
Lake Forest, Illinois

        We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 25, 2009

Hospira, Inc.

Consolidated Statements of Income and Comprehensive (Loss) Income

(dollars and shares in millions, except for per share amounts)

	Years Ended December 31,
	2008	2007	2006
Net sales	$3,629.5	$3,436.2	$2,688.5
Cost of products sold	2,307.5	2,262.3	1,749.3

Gross Profit	1,322.0	1,173.9	939.2
Research and development	213.6	201.2	161.6
Acquired in-process research and development	0.5	88.0	10.0
Selling, general and administrative	590.1	582.1	428.0

Income From Operations	517.8	302.6	339.6
Interest expense	116.2	134.5	31.0
Other income, net	(5.9)	(19.7)	(16.1)

Income Before Income Taxes	407.5	187.8	324.7
Income tax expense	86.6	51.0	87.0

Net Income	$320.9	$136.8	$237.7

Earnings Per Common Share:
Basic	$2.02	$0.87	$1.51

Diluted	$1.99	$0.85	$1.48

Weighted Average Common Shares Outstanding:
Basic	159.2	156.9	157.4

Diluted	161.3	160.2	160.4

Comprehensive (Loss) Income:
Foreign currency translation adjustments, net of taxes of $0.0	$(307.6)	$116.8	$12.7
Pension liability adjustments, net of taxes of $25.3, $(5.6)and $(1.5), respectively	(40.1)	8.8	2.3
Unrealized (losses) gains on marketable equity securities, net of taxes of $0.0, $3.2 and $(0.2), respectively	(16.5)	(5.4)	1.0
Unrealized gains (losses) on cash flow hedges, net of taxes of $(0.4), $1.1 and $0.0, respectively	0.7	(1.8)	—

Other comprehensive (loss) income	(363.5)	118.4	16.0
Net Income	320.9	136.8	237.7

Comprehensive (Loss) Income	$(42.6)	$255.2	$253.7

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years Ended December 31,
	2008	2007	2006
Cash Flow From Operating Activities:
Net income	$320.9	$136.8	$237.7
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	183.2	183.0	154.8
Amortization of intangibles	68.7	52.1	1.9
Write-off of acquired in-process research and development	0.5	88.0	10.0
Step-up value of acquired inventories sold	—	53.1	—
Stock-based compensation expense	42.0	39.4	35.9
Impairment of long-lived assets	—	7.5	—
Net gains on sales of assets	(3.0)	(5.0)	(7.9)
Changes in assets and liabilities-
Trade receivables	(55.4)	(47.6)	(3.5)
Inventories	(117.9)	34.4	(106.0)
Prepaid expenses and other assets	12.9	17.7	(19.6)
Trade accounts payable	49.5	11.5	7.9
Other liabilities	52.9	(40.3)	106.6
Other, net	29.8	20.5	6.4

Net Cash Provided by Operating Activities	584.1	551.1	424.2

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $30.5, $36.7 and $46.3 in 2008, 2007 and 2006, respectively)	(164.3)	(210.5)	(235.0)
Acquisition of Mayne Pharma, Limited, net of cash acquired	—	(1,961.3)	—
Acquisitions, including payments for deferred consideration	(26.1)	(19.2)	(17.1)
Purchases of intangibles and other investments	(50.8)	(5.5)	(18.5)
(Purchases) sales of marketable securities	(24.5)	10.4	—
Settlements of foreign currency contracts	—	(55.7)	—
Proceeds from dispositions of product rights	—	13.8	—
Proceeds from sale of facilities	0.8	—	19.3

Net Cash Used in Investing Activities	(264.9)	(2,228.0)	(251.3)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	3,336.2	—
Repayment of long-term debt	(95.2)	(1,825.2)	(0.1)
Other borrowings, net	6.3	(6.2)	2.6
Payment to Abbott Laboratories for international assets	—	—	(126.2)
Common stock repurchased	—	—	(299.8)
Excess tax benefit from stock-based compensation arrangements	1.0	2.3	3.4
Proceeds from stock options exercised	27.8	73.1	42.4

Net Cash (Used in) Provided by Financing Activities	(60.1)	1,580.2	(377.7)

Effect of exchange rate changes on cash and cash equivalents	(16.4)	15.8	6.2

Net change in cash and cash equivalents	242.7	(80.9)	(198.6)
Cash and cash equivalents at beginning of year	241.1	322.0	520.6

Cash and cash equivalents at end of year	$483.8	$241.1	$322.0

Supplemental Cash Flow Information:
Cash paid during the year-
Interest	$120.8	$127.4	$44.0
Income taxes, net of refunds	$14.9	$72.4	$28.6

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in millions)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$483.8	$241.1
Trade receivables, less allowances of $6.7 in 2008 and $14.1 in 2007	583.4	559.0
Inventories	830.5	766.6
Deferred income taxes	172.2	176.7
Prepaid expenses	35.7	23.8
Other receivables	43.7	73.8

Total Current Assets	2,149.3	1,841.0

Property and equipment, net	1,192.1	1,276.9
Intangible assets, net	404.4	554.0
Goodwill	1,167.4	1,240.9
Deferred income taxes	70.1	79.4
Investments	37.6	23.7
Other assets	53.2	68.8

Total Assets	$5,074.1	$5,084.7

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$338.3	$58.5
Trade accounts payable	231.5	190.3
Salaries, wages and commissions	144.7	143.6
Deferred income taxes	1.5	8.4
Other accrued liabilities	331.5	393.5

Total Current Liabilities	1,047.5	794.3

Long-term debt	1,834.0	2,184.4
Deferred income taxes	25.2	50.7
Post-retirement obligations and other long-term liabilities	391.0	310.1
Commitments and Contingencies
Shareholders' Equity:
Common stock	1.7	1.7
Preferred stock	—	—
Treasury stock, at cost	(299.8)	(299.8)
Additional paid-in capital	1,234.2	1,160.2
Retained earnings	1,136.2	815.5
Accumulated other comprehensive (loss) income	(295.9)	67.6

Total Shareholders' Equity	1,776.4	1,745.2

Total Liabilities and Shareholders' Equity	$5,074.1	$5,084.7

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in millions)

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock, at cost	Additional Paid-in Capital	Retained Earnings		Unearned Compensation
								Total
	Shares	Amount
Balances at January 1, 2006	161.7	$1.7	$—	$943.6	$438.9	$(56.0)	$(0.3)	$1,327.9
Net income	—	—	—	—	237.7	—	—	237.7
Other comprehensive income	—	—	—	—	—	16.0	—	16.0
SFAS No. 158 transition amount, net of tax of $9.4	—	—	—	—	—	(10.8)	—	(10.8)
Common stock repurchases	(7.6)	—	(299.8)	—	—	—	—	(299.8)
Changes in shareholders' equity related to incentive stock programs	1.8	—	—	89.7	—	—	0.3	90.0

Balances at December 31, 2006	155.9	1.7	(299.8)	1,033.3	676.6	(50.8)	—	1,361.0

Net income	—	—	—	—	136.8	—	—	136.8
Other comprehensive income	—	—	—	—	—	118.4	—	118.4
Adoption of FASB Interpretation No. 48	—	—	—	—	2.1	—	—	2.1
Changes in shareholders' equity related to incentive stock programs	2.7	—	—	126.9	—	—	—	126.9

Balances at December 31, 2007	158.6	1.7	(299.8)	1,160.2	815.5	67.6	—	1,745.2

Net income	—	—	—	—	320.9	—	—	320.9
Other comprehensive loss	—	—	—	—	—	(363.5)	—	(363.5)
SFAS No. 158 transition amount, net of tax of $0.1					(0.2)			(0.2)
Changes in shareholders' equity related to incentive stock programs	1.0	—	—	74.0	—	—	—	74.0

Balances at December 31, 2008	159.6	$1.7	$(299.8)	$1,234.2	$1,136.2	$(295.9)	$—	$1,776.4

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Description of Business

        Hospira, Inc. ("Hospira") is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the safety, cost and productivity of patient care. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management systems. Hospira's portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Basis of Presentation

        The consolidated financial statements, prepared in conformity with United States ("U.S.") generally accepted accounting principles, include the accounts of Hospira and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

        In 2008, Hospira re-aligned its segment presentation to reflect how the business is currently managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). Prior year segment disclosure has been reclassified to conform to the current year presentation.

        On February 2, 2007, Hospira acquired all the outstanding ordinary shares of Mayne Pharma Limited ("Mayne Pharma"), an Australian public company listed on the Australian Stock Exchange. The results of operations of Mayne Pharma are included in Hospira's results for periods on and after that date, which has affected comparability of the financial statements for the periods presented and will affect comparability in future periods.

Reclassifications

        For comparative purposes, Hospira made certain reclassifications to prior year amounts. The reclassifications did not affect net income or shareholders' equity.

Use of Estimates

        The financial statements include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks and rebates, inventory exposure reserves, income tax liabilities, pension and other post-retirement benefits liabilities, and loss contingencies.

Revenue Recognition

        Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. In these cases, total revenue is divided among the separate deliverables based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria.

        For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. On outright sales of the drug delivery pump and related sales of disposable products (sets) revenue is recognized as the products are delivered, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," and Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." Other arrangements (leases and contracts that included associated disposable set purchases) are assessed in accordance with Emerging Issues Task Force ("EITF") No. 01-8 "Determining Whether an Arrangement Contains a Lease" and SFAS No. 13, "Accounting for Leases" and drug delivery pump revenue is recorded as a sales type or operating lease. For arrangements that qualify as sales-type leases, the discounted sales value of the drug delivery pump is recorded as revenue upon delivery to the customer. For arrangements that qualify as operating leases, Hospira recognizes revenue over the lease term, and the related asset is depreciated over its estimated useful life on a straight-line basis.

        Hospira markets a server-based suite of software applications designed to exchange data from a hospital's drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual or subscription software license, software maintenance and implementation services, in addition to the drug delivery pump. Hospira recognizes revenue related to these arrangements in accordance with the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Drug delivery pump, perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed or upon customer acceptance. Software subscription license revenue and software maintenance revenue is recognized ratably over the contract period.

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

        When an end customer purchases a Hospira product that is covered by a pricing agreement from a wholesaler, the end customer pays the wholesaler the price determined under the pricing agreement. The wholesaler is then entitled to charge Hospira back for the difference between the price the wholesaler paid Hospira and the contract price paid by the end customer (a "chargeback"). This process is necessary to enable Hospira to track actual sales to the end customer, which is essential information to run the business effectively. Settlement of chargebacks generally occurs between 25 and 35 days after the sale to wholesalers.

        To account for the chargeback, Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2008 would decrease net sales and income before income taxes by approximately $1.6 million. A one percent increase in wholesale units sold subject to chargebacks at December 31, 2008 would decrease net sales and income before income taxes by approximately $1.9 million.

        Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from estimates. At December 31, 2008 and 2007, chargebacks of $60.2 million and $73.6 million, respectively, were recorded as a reduction in trade receivables. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

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

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2008 and 2007, accrued rebates of $107.4 million and $106.5 million, respectively, are included in other accrued liabilities. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        Returns—Provisions for returns are provided for at the time the related sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales. Returns reserves were $19.5 million and $21.0 million as of December 31, 2008 and 2007, respectively.

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

        For 2008 and 2007, four U.S. wholesalers accounted for approximately 30% and 32%, respectively, of net trade receivables. No end use customer accounted for more than 10% of net sales (gross sales less reductions for wholesaler chargebacks, rebates and other allowances). Sales through the same four U.S. wholesalers noted above accounted for approximately 38%, 37% and 41% of global sales in 2008, 2007 and 2006, respectively. Global net sales related to GPO contracts amounted to $1,682.8 million in 2008, $1,467.2 million in 2007 and $1,352.0 million in 2006.

Loss Contingencies

        In accordance with SFAS No. 5, "Accounting for Contingencies," loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

Income Taxes

        Hospira's provision for income taxes is based on taxable income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors, and represent the best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which Hospira adopted on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and plant and equipment acquisition needs.

Cash and Cash Equivalents

        Hospira considers all cash investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, and loss and damage, and records a charge to cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Such reserves were $67.8 million and $64.8 million at December 31, 2008 and 2007, respectively. Inventory cost includes material and conversion costs.

Goodwill and Intangible Assets, Net

        The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible Assets, Net
Balances at January 1, 2007	$91.9	$17.1
Acquisitions	1,083.6	632.0
Acquired in-process research and development	—	(88.0)
Amortization	—	(52.1)
Currency translation effect and other	65.4	45.0

Balances at December 31, 2007	1,240.9	554.0
Acquisitions	23.3	11.9
Acquired in-process research and development	—	(0.5)
Amortization	—	(68.7)
Currency translation effect and other	(96.8)	(92.3)

Balances at December 31, 2008	$1,167.4	$404.4

        2008 Activity.    The additions to goodwill and intangible assets, net in 2008 are primarily related to the acquisitions in the Americas segment. See Note 2 for more details. Currency translation effect and other in 2008 includes a $35.3 million reduction in goodwill in the APAC segment related to Mayne Pharma deferred tax liabilities for pre-acquisition tax return settlements and the adjusted tax basis of certain acquired Mayne Pharma assets. There were no reductions from goodwill or intangible assets, net relating to impairments or disposal of all or a portion of a business.

        2007 Activity.    The increase in goodwill and intangibles, net in 2007 is primarily related to the acquisition of Mayne Pharma. See Note 2 for more details. Additionally, in December 2007, Hospira entered into certain agreements to acquire the product rights to oncology and other compounds. The purchase price for the product rights was $39.6 million, a majority of which was paid in 2008, and was allocated as intangible assets that will be amortized over their estimated useful lives, approximately 10 years. Hospira purchased certain results of clinical studies related to the technology compound that will be used to file for expanded medical indications. The cost for these clinical studies was $3.2 million and was recorded as acquired in-process research and development expense in 2007 as the studies have no alternative future uses. In 2007, Hospira recorded an intangible asset impairment charge of $7.5 million related to a non-strategic device product. There were no reductions from goodwill relating to impairments or disposal of all or a portion of a business.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142") goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the same as its reportable operating segments: Americas, EMEA and APAC. The evaluation is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. The annual assessment occurs in the third quarter of each year. As of the latest assessment, no impairment was indicated.

        Additionally, intangible assets, net at December 31, consist of the following:

	2008			2007
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$464.3	$(92.0)	$372.3	$565.4	$(46.2)	$519.2
Customer relationships	28.1	(7.5)	20.6	36.0	(4.2)	31.8
Technology	15.1	(3.6)	11.5	4.8	(1.8)	3.0

	$507.5	$(103.1)	$404.4	$606.2	$(52.2)	$554.0

        Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (3 to 12 years, weighted average 10 years). Intangible asset amortization expense was $68.7 million, $52.1 million and $1.9 million in 2008, 2007 and 2006, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $60 million for 2009, $59 million for 2010, $56 million for 2011, $46 million for 2012, and $44 million for 2013.

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

        Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded ("available-for-sale investments") or using the cost method if not publicly traded. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in accumulated other comprehensive income (loss) until the investment is sold or considered other-than-temporarily impaired, at which time the realized gain or loss is charged to Other income, net.

        Hospira regularly reviews its investments to determine whether an other-than-temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the carrying basis of the investment is written down to fair value and the amount of the write-down is included in Other income, net. See Note 3 for more details.

Property and Equipment

        Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Property and equipment at cost (in millions) at December 31, consists of the following:

Classification	2008	2007	Estimated Useful Life
Land	$51.3	$52.6	N/A
Buildings	498.1	509.4	10 to 50 years (weighted average 29 years)
Equipment	1,593.5	1,587.9	3 to 20 years (weighted average 8 years)
Construction in progress	106.7	144.7	N/A
Instruments placed with customers	290.9	325.6	3 to 7 years (weighted average 5 years)

Property and equipment at cost	2,540.5	2,620.2
Less: accumulated depreciation and amortization	(1,348.4)	(1,343.3)

Property and equipment, net	$1,192.1	$1,276.9

        Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144") the carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Capitalized Software Costs

        Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2008 and 2007, unamortized capitalized software costs totaled $87.6 million and $80.1 million, respectively. Such capitalized amounts will be amortized ratably over the expected useful lives of the projects when they become operational, not to exceed ten years. Amortization was $16.1 million, $15.5 million and $13.4 million for the years ended 2008, 2007 and 2006, respectively, and is included in depreciation in the consolidated statements of cash flows.

Capitalized Interest

        Hospira follows SFAS No. 34, "Capitalization of Interest Cost," to determine the interest to be capitalized during the construction period for projects under construction. Hospira recorded capitalized interest of $8.0 million, $11.1 million and $13.4 million in 2008, 2007 and 2006, respectively.

Research and Development Costs

        Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when incurred. Once a compound receives regulatory approval, any subsequent milestone payments are recorded as intangible assets, and are amortized evenly over the remaining agreement term or the expected product life cycle, whichever is shorter. Revenue from third-party research and development is recorded upon completion of all obligations under the contract and is not significant.

Translation Adjustments

        For foreign operations in highly inflationary economies, translation gains and losses are included in net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included as a component of accumulated other comprehensive (loss) income.

Stock-Based Compensation

        In accordance with SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R") Hospira recognizes all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards. The fair value models include various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

Pension and Post-Retirement Benefits

        Hospira develops assumptions, the most significant of which are the discount rate, the expected return on assets, and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics, and reviews public market data and general economic information.

        The U.S. discount rate estimates for 2008 and 2007 were developed with the assistance of yield curves developed by third-party actuaries, while 2006 estimates used Moody's Aa corporate bond index, with consideration of differences in duration between the bonds in the index and Hospira's benefit liabilities. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments is used to derive discount rate assumptions.

        The expected return on assets for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected return on assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

Recently Issued Accounting Standards

        In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 requires more detailed disclosures about Hospira's plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The provisions will be effective for financial statements issued for fiscal years ending after November 15, 2009. FSP No. 132(R)-1 only requires additional disclosures, hence the adoption will not impact Hospira's current consolidated financial position, results of operations or cash flow.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This provision of FSP 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira's current consolidated financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. The provisions will be effective for financial statements issued for fiscal years beginning after November 15, 2008. SFAS No. 161 only requires additional disclosures, hence the adoption will not impact Hospira's current consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB ratified EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Hospira is currently evaluating the potential impact of EITF 07-1 on the financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. Since this guidance will be applied prospectively, on adoption, there will be no impact to Hospira's current consolidated financial position, results of operations or cash flows.

Adoption of New Accounting Standards

        Hospira adopted the required provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. There was no impact to the consolidated financial statements from the adoption of SFAS No. 157.

        FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2") delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Hospira adopted SFAS No. 157 with the exception of the application of the statement to non-recurring nonfinancial assets and liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which Hospira has not applied the provisions of SFAS No. 157 primarily include those measured at fair value in goodwill and long-lived asset impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities for exit or disposal activities.

        Hospira adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159") on January 1, 2008. SFAS No. 159 provides a company with the option to measure selected financial instruments and certain other items at fair value at specified election dates. At adoption, Hospira had not elected to apply SFAS No. 159 to measure selected financial instruments and certain other items at fair value, therefore, there was no impact to the consolidated financial statements from adoption of SFAS No. 159. Subsequent to the initial adoption of SFAS No. 159 on January 1, 2008, Hospira has not made any elections to apply SFAS No. 159 during 2008.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS No. 158"). One provision of SFAS No. 158 requires full recognition of the funded status of Hospira's defined benefit and post-retirement plans. Another provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status as of the end of the fiscal year. The incremental effect of the application of these provisions in 2008 is provided in Note 7.

Note 2—Business Acquisitions

  2008 Acquisitions

        Hospira acquired Sculptor Developmental Technologies and its VeriScan® Rx product, a software application that supports bar code medication administration at the point of care. Additionally in 2008, Hospira acquired the EndoTool® glucose management system, a software system that helps establish and maintain patient glycemic control in acute, critical care and operating room settings. The preliminary purchase price allocations of these acquisitions resulted in intangible assets of $10.4 million, mostly technology based, that will be amortized over their estimated useful lives (3 to 7 years, weighted average 5 years); acquired in-process research and development of $0.5 million that was expensed at the date of acquisition; non-tax deductible goodwill of $23.3 million; and other assets and (liabilities), net of $(1.7) million. Approximately $15.0 million of deferred consideration related to one of the 2008 acquisitions will be paid in 2009. The impact of these acquisitions were not material to Hospira's results of operations in 2008.

  2007 Acquisition

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

        The following allocation of the purchase price, which was finalized as of December 31, 2007, has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The allocation is as follows:

(dollars in millions)
Current assets	$468.8
Property and equipment	192.7
Intangible assets	603.0
Goodwill	1,083.6
Deferred income taxes	30.1
Other assets	6.6
Current liabilities	(233.6)
Long-term debt	(4.5)
Post-retirement obligations, deferred income taxes and other long-term liabilities	(91.7)

Total allocation of purchase price	$2,055.0

        Of the $603.0 million of acquired intangible assets, $84.8 million relates to acquired in-process research and development that was expensed at the date of acquisition. Of the remaining $518.2 million, $486.6 million relates to developed product rights that will be amortized over their estimated useful lives (9 to 12 years, weighted average 11 years), including $13.8 million of product rights disposed of as a result of the acquisition, and $31.6 million relates to customer relationships that will be amortized over their estimated useful lives (4 to 12 years, weighted average 10 years). Of the $1,083.6 million of goodwill, approximately $659.8 million was assigned to the Americas segment, $228.7 million was assigned to the EMEA segment, and approximately $195.1 million was assigned to the APAC segment. Goodwill is not expected to be deductible for tax purposes.

        As Hospira took certain actions in connection with the integration that give rise to restructuring charges, such as termination of employees and exiting certain activities and facilities, certain of those charges were recorded as goodwill as part of the purchase price allocation. The overall impact to goodwill associated with restructuring charges for these activities is $14.5 million, net of taxes, and is included in current liabilities in the table above.

        The total purchase price of $2,055.0 million is comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007 through the issuance of long-term debt securities. See Note 10 for more details. In connection with the acquisition, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. Forward contract gains and losses of this exposure substantially offset the remeasurement of the related asset and both are included in Other income, net. During 2007, Hospira paid $55.7 million upon the settlements relating to these foreign currency contracts.

        Supplemental information on an unaudited pro forma basis for the twelve months ended December 31, 2007 and 2006, as if the Mayne Pharma acquisition had taken place on January 1, 2007 and 2006, is as follows:

	Twelve Months Ended December 31,
(dollars in millions)	2007	2006
Net sales	$3,487.5	$3,319.2

Net income	$127.3	$34.3

Diluted earnings per share	$0.79	$0.21

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

  2006 Acquisition

        Hospira completed the acquisition of all outstanding shares of BresaGen Limited ("BresaGen"), formerly an Australian public company listed on the Australian Stock Exchange, for $17.1 million in cash, including transition costs. BresaGen is a biotechnology company that develops protein and peptide therapeutics. The acquisition resulted in the assumption of $5.4 million of debt, non-tax deductible goodwill of $1.9 million, acquired in-process research and development of $10.0 million, and other assets and liabilities, net of $10.6 million. The impact of the acquisition was not material to Hospira's results of operations in 2006, 2007 and 2008.

Note 3—Investments

        Investments consist of the following:

	December 31,
(dollars in millions)	2008	2007
Investments, at cost(1)	$22.2	$4.2
Investments, at equity(2)	15.4	19.5

	$37.6	$23.7

    (1)
    Cost investments consist of marketable securities classified as available-for-sale, and investments in companies over which Hospira does not have significant influence or ownership of more than 20%.

    (2)
    Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards. As a result of the Mayne Pharma acquisition, Hospira has a joint venture with Cadila Healthcare Limited, a pharmaceutical company located in India, which is expected to begin commercial manufacturing of injectable cytotoxic drugs in the first half of 2009. Hospira's share of losses of the investees of equity investments included in Other income, net was $4.7 million, $1.2 million, and $0.5 million for 2008, 2007, and 2006, respectively.

        In 2008, Hospira purchased $24.5 million of marketable equity securities. At December 31, 2008, the fair value of the marketable equity securities was $6.1 million. The recent volatility in the global equity markets and other factors could adversely impact the fair value of investments and, as a consequence, could result in a charge for an other-than-temporary decline in value. Hospira assessed the decline in the market value of $17.0 million, net of the impact of change in exchange rates, to be temporary.

        In 2007, Hospira recorded an impairment loss of $1.4 million on a portion of the portfolio of marketable equity securities classified as available-for-sale and realized a gain of $6.4 million as most of these investments were sold.

Note 4—Fair Value Measures

        Hospira adopted the required provisions of SFAS No. 157 on January 1, 2008, as amended by FSP 157-2.

        SFAS No. 157 establishes a fair value hierarchy for disclosure of the inputs used to measure fair values. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for similar assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis, under the applicable provisions of SFAS No. 157, in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available-for-sale marketable securities	$6.1	$6.1	$—	$—
Financial Liabilities:
Foreign currency forward exchange contracts	$12.7	$—	$12.7	$—

        The fair value of the Level 1 financial assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 financial liabilities is based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes.

Note 5—Restructuring Actions and Asset Impairment

        As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize its manufacturing capabilities and capacity and related R&D operations. The costs related to these actions consist primarily of severance and other employee benefit costs, asset impairment, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs. Hospira will transfer related operations and production of the primary products from these facilities to other Hospira facilities, outsource certain product components to third-party suppliers, or cease activities entirely.

        2008 Actions.    In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two years. Hospira expects to incur aggregate restructuring charges through 2011 related to these actions in the range of $20 million to $24 million on a pre-tax basis. To date, Hospira recorded in the Americas segment restructuring charges of $7.1 million in cost of products sold and $1.7 million in research and development.

        The following summarizes the Morgan Hill, California restructuring activity for 2008:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Other	Total
Balance at January 1, 2008	$—	$—	$—	$—
Costs incurred	7.0	1.2	0.6	8.8
Payments	(0.4)	—	(0.6)	(1.0)
Non cash items	—	(1.2)	—	(1.2)

Balance at December 31, 2008	$6.6	$—	$—	$6.6

        2007 Actions.    In late 2007, Hospira made the decision to limit future research and development investments related to a non-strategic device product. As a result of this decision, Hospira recorded an intangible asset impairment charge in the Americas segment of $7.5 million, which is reported in cost of products sold.

        2006 and 2005 Actions.    In August 2005, Hospira announced plans to close its manufacturing plant in Donegal, Ireland. In February 2006, Hospira further announced plans to close plants in Ashland, Ohio, Montreal, Canada and North Chicago, Illinois. Hospira expects to incur aggregate restructuring charges related to these actions in the range of $75 million to $95 million on a pre-tax basis through 2009. Hospira has incurred $80.1 million, pre-tax, to date for restructuring charges related to these actions.

        Product transfers from the Donegal, Ireland manufacturing plant were completed in 2006. Hospira ceased production at the Ashland, Ohio location during 2007, and is in the process of disposing this location, including conducting environmental studies. At December 31, 2008, Hospira has $0.5 million in other accrued liabilities for environmental clean-up costs related to these studies and actions. Hospira completed all product transfers relating to the Montreal, Canada manufacturing plant during 2008. Hospira expects to complete all product transfers relating to the North Chicago, Illinois manufacturing plant by the end of the first half of 2009.

        Hospira recorded pre-tax restructuring charges in the following segments to cost of products sold:

	Years Ended December 31,
(dollars in millions)	2008	2007	2006
Americas	$13.6	$13.6	$21.7
EMEA	—	0.7	21.9
APAC	—	—	—

Total restructuring
charges	$13.6	$14.3	$43.6

        The following summarizes the Donegal, Ireland; Ashland, Ohio; Montreal, Canada; and North Chicago, Illinois restructuring activity:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Other	Total
Balance at January 1, 2006	$7.3	$—	$—	$7.3
Costs incurred	35.4	5.8	2.4	43.6
Payments	(25.3)	—	(1.0)	(26.3)
Non cash items	(0.9)	(5.8)	(0.1)	(6.8)

Balance at December 31, 2006	16.5	—	1.3	17.8
Costs incurred	4.8	5.9	3.6	14.3
Payments	(10.3)	—	(4.3)	(14.6)
Non cash items	6.8	(5.9)	—	0.9

Balance at December 31, 2007	17.8	—	0.6	18.4
Costs incurred	8.2	3.0	2.4	13.6
Payments	(13.5)	—	(4.5)	(18.0)
Non cash items	(1.7)	(3.0)	2.5	(2.2)

Balance at December 31, 2008	$10.8	$—	$1.0	$11.8

Note 6—Financial Instruments and Derivatives

        Hospira accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective in managing exposure to changes in foreign currency exchange rates is to reduce volatility on earnings and cash flows associated with these changes. Currency exposures include third-party and inter-company payables and receivables, and intercompany loans where the asset or liability is denominated in a currency other than the functional currency of the entity. Forward contract gains and losses on these exposures substantially offset the remeasurement of the related asset or liability, and both are included in Other income, net. In addition, currency exposures exist for certain subsidiaries for anticipated intercompany purchases, firm commitments, and third-party forecasted transactions expected to be denominated in a foreign currency due to changes in foreign exchange rates. Forward contract gains and losses related to such exposures are also included in Other income, net during the term of the forward contract, as they are not formally designated as hedges under SFAS No. 133. Net forward contract (income) expense for the years ended December 31, 2008, 2007 and 2006 was $(1.8) million, $3.4 million and $(2.0) million, respectively, and are included in Other income, net in the consolidated statements of income. The carrying value and fair value of forward contracts was a net payable of $12.7 million and $10.6 million as of December 31, 2008 and 2007, respectively.

        The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable and payable, approximate their estimated fair values due to their short-term nature. The basis used to measure fair value of available-for-sale marketable securities and foreign currency forward exchange contracts is presented in Note 4. The estimated aggregate fair value of the senior unsecured notes equaled $1,924.5 million and $2,192.5 million at December 31, 2008 and 2007, respectively. The fair market value is based on quoted market prices. The carrying value of the senior unsecured notes was $2,125.0 million as of December 31, 2008 and 2007.

Note 7—Pension and Post-Retirement Benefits

        Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans ("pension"), defined contribution, and post-retirement medical and dental plans. Plans cover certain employees both in and outside of the U.S.

Benefit Plan Changes

        The pension plan for employees of the Ashland, Ohio plant was merged with the Hospira Annuity Retirement Plan (Hospira's primary U.S. pension plan) on April 1, 2006. As a result of the merger, the plan obligations of both plans were re-measured. This resulted in a decrease in the additional minimum pension liability of $24.4 million ($12.9 million net-of-tax). The reduction of the minimum pension liability is reflected in accumulated other comprehensive income (loss).

Net Pension and Medical and Dental Benefit Cost

        Net cost recognized for the three years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
(dollars in millions)	2008	2007	2006	2008	2007	2006
Service cost for benefits earned during the year	$1.2	$3.0	$2.8	$0.2	$0.6	$2.1
Interest cost on projected benefit obligations	25.5	25.3	24.4	3.7	3.5	3.4
Expected return on plans' assets	(28.9)	(29.4)	(29.9)	—	—	—
Net amortization	2.4	4.7	3.2	1.3	0.9	1.7
Curtailment of benefits(1)	1.7	(1.7)	2.1	0.6	(5.0)	—

Net cost	$1.9	$1.9	$2.6	$5.8	$—	$7.2

(1)
The curtailment charge for pension plans in 2008 relates to the shutdown of the Montreal, Canada manufacturing plant. The net curtailment income for pension plans and post-retirement medical and dental plans in 2007 relate to the planned shutdown of the Montreal, Canada, Ashland, Ohio, and Donegal, Ireland plants. The net curtailment charge for pension plans in 2006 relate to the planned shutdown of the Ashland, Ohio and Donegal, Ireland plants.

Changes in Benefit Obligations and Plan Assets

        Information about the changes in benefit obligations and plan assets for the years ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2008	2007	2008	2007
Projected benefit obligations at beginning of year	$445.2	$446.1	$66.9	$51.3
Service cost	1.2	3.0	0.2	0.6
Interest cost	25.5	25.3	3.7	3.5
(Gains) losses, primarily changes in discount rates and medical trend rates, plan design changes, and differences between actual and estimated health care costs	(18.6)	(29.2)	(12.5)	7.2
Benefits paid	(27.2)	(20.3)	(3.9)	(2.8)
Mayne Pharma acquisition and other(1)	2.1	19.1	—	11.3
Curtailment	—	(2.5)	—	(4.2)
Other, primarily includes the adoption of SFAS No. 158 measurement date amount and foreign currency translation	0.8	3.7	(0.5)	—

Projected benefit obligations at end of year	$429.0	$445.2	$53.9	$66.9

Plan assets at fair value at beginning of year	$376.7	$373.3	$—	$—
Actual return on plans' assets	(67.4)	30.0	—	—
Company contributions	6.9	1.9	3.9	2.8
Benefits paid	(27.2)	(20.3)	(3.9)	(2.8)
Mayne Pharma acquisition and other(1)	0.2	1.7	—	—
Other, primarily includes the adoption of SFAS No. 158 measurement date amount, settlements and foreign currency translation	(6.9)	(9.9)	—	—

Plan assets at fair value at end of year	$282.3	$376.7	$—	$—

Funded status	$(146.7)	$(68.5)	$(53.9)	$(66.9)

Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$5.1	$—	$—
Accrued benefit cost	(146.7)	(73.6)	(53.9)	(66.9)

Net accrued benefit cost	$(146.7)	$(68.5)	$(53.9)	$(66.9)

Recognized in accumulated other comprehensive
(loss) income:
Net actuarial loss	$151.3	$73.6	$12.5	$26.5
Net prior service cost	—	—	(0.3)	—
Transitional asset	(0.4)	—	—	—

Total recognized	$150.9	$73.6	$12.2	$26.5

(1)
Includes all plans acquired as a result of the Mayne Pharma acquisition and other plans.

        The estimated actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2009 is $3.6 million. The estimated actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic medical and dental benefit cost during 2009 is $0.5 million.

Application of SFAS No. 158 as of December 31, 2008

        One provision of SFAS No. 158 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status be made as of the end of the fiscal year. Hospira has elected to use the thirteen-month remeasurement approach pursuant to SFAS No. 158, whereby Hospira recorded a pre-tax adjustment to retained earnings in 2008 of $0.3 million, equal to one-thirteenth of the net cost determined for the period from November 30, 2007 to December 31, 2008. The remaining twelve-thirteenths of that net cost were recognized as expense in 2008. Beginning on December 31, 2008, Hospira will use a December 31 measurement date for all plans.

        Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income under SFAS No. 158 for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, are as follows:

	2008		2007
(dollars in thousands)	Pension Plans	Medical and Dental Plans	Pension Plans	Medical and Dental Plans
Net loss (gain) arising during the year(1)	$82.7	$(13.1)	$(16.1)	$7.2
Prior service credit during the year	—	(0.4)	—	—
Net amortization	(4.0)	(1.3)	(5.3)	(0.1)
Net charge to retained earnings due to adoption of SFAS No. 158 measurement date change	(0.2)	(0.1)	—	—
Exchange rate gain (loss) recognized during the year	(1.2)	0.6	—	—

Net cost (benefit)	$77.3	$(14.3)	$(21.4)	$7.1

(1)
Pension plans net loss for the year ended December 31, 2008 is principally related to adverse investment returns on plan assets.

Actuarial Assumptions

        Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, using a measurement date of December 31, 2008 and November 30, 2007 and 2006, are as follows:

	2008		2007		2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	6.2%	7.2%	5.9%	5.5%	5.8%	5.0%
Expected aggregate average long-term change in compensation	0.0%	3.2%	0.0%	1.6%	0.0%	3.7%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	5.9%	5.4%	5.8%	4.9%	5.8%	4.9%
Expected aggregate average long-term change in compensation	0.0%	1.0%	0.0%	3.6%	0.0%	3.7%
Expected long-term rate of return on plan assets	8.3%	4.3%	8.3%	5.6%	8.5%	7.2%

        The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class.

Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The assumed healthcare cost trend rates for Hospira's major medical and dental plan are as follows:

	2008	2007	2006
Healthcare cost trend rate assumed for the next year (initial):
Pre-65 years of age	7.5%	7.5%	8.0%
Post-65 years of age	8.5%	9.0%	10.0%
Rate that the cost trend rate gradually declines to (ultimate):
Pre-65 years of age	5.0%	5.0%	5.0%
Post-65 years of age	5.0%	5.0%	5.0%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2013	2013	2012
Post-65 years of age	2015	2016	2011

        A one percentage point increase/(decrease) in the assumed healthcare cost trend rate for the U.S. plan, with other assumptions held constant, would increase/(decrease) the service and interest components of net post-retirement medical and dental cost for the year ended December 31, 2008, by approximately $0.8/($0.6) million, and would increase/(decrease) the accumulated post-retirement benefit obligation by approximately $5.2/($4.4) million.

Pension Plan Assets

        The weighted average asset allocation for Hospira's major pension plan at December 31, and target allocation by asset category are as follows:

		Percentage of plan assets
	Target Allocation
Asset Category		2008	2007
U.S. & international equity securities	60%	53%	59%
Debt securities and Cash	40%	47%	41%

Total	100%	100%	100%

        The investment mix between equity securities and debt securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile debt securities. In addition, the mix between equity securities and debt securities is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plans hold no direct investments in securities of Hospira. Due to fluctuations in market conditions, allocation percentages may temporarily deviate from target allocation percentages, particularly before a rebalancing occurs. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

Cash Funding and Benefit Payments

        To meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008, and adverse investment returns in 2008 on the main U.S. pension plan assets, the estimated minimum required contribution for 2009 is $4.0 million. While Hospira's funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deem it is prudent to do so. During 2008, Hospira made a discretionary funding contribution of $5.5 million to the main U.S. pension plan.

        The U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Under ERISA the Pension Benefit Guaranty Corporation ("PBGC"), has the authority to terminate underfunded pension plans under limited circumstances. In the event our U.S. pension plans are terminated for any reason while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the U.S. plans underfunding.

        Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts for pensions, are as follows:

(dollars in millions)	Pension Plans	Medical and Dental Plans(1)
2009	$19.5	$4.1
2010	23.9	4.2
2011	22.6	4.3
2012	23.5	4.2
2013	24.7	4.2
Years 2014 through 2018	139.2	19.2

(1)
Excludes Medicare Prescription Drug Improvement and Modernization Act of 2003 subsidy of approximately $0.2 million to $0.4 million for each of the next ten years.

Defined Contribution Plans

        Hospira's employees participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2008, 2007 and 2006, Hospira's contributions were $37.4 million, $36.1 million and $34.8 million, respectively.

Non-qualified Deferred Compensation Plan

        Hospira's non-qualified deferred compensation plan went into effect on January 1, 2008. The plan is not funded, however, Hospira established a grantor trust in order to accumulate assets to pay plan obligations. Certain executive officers and other employees are eligible to participate in the plan. The plan allows participants to defer amounts in excess of the limits imposed on 401(k) plans by the Internal Revenue Code.

Note 8—Taxes on Earnings

        Earnings before taxes, and the related provisions for taxes on earnings, for the three years ended December 31, were as follows:

(dollars in millions)	2008	2007	2006
Earnings Before Taxes
Domestic	$190.5	$54.9	$191.1
Foreign	217.0	132.9	133.6

Total	$407.5	$187.8	$324.7

Taxes on Earnings
Current:
U.S. Federal	$13.3	$11.4	$99.6
State	6.0	2.4	8.1
Foreign	8.0	(11.5)	9.8

Total current	27.3	2.3	117.5

Deferred:
Domestic	49.5	29.4	(26.3)
Foreign	9.8	19.3	(4.2)

Total deferred	59.3	48.7	(30.5)

Total	$86.6	$51.0	$87.0

        Tax payments, net of refunds, of $14.9 million and $72.4 million were made on earnings for the years ended December 31, 2008 and December 31, 2007, respectively. Operating loss carryforwards at December 31, 2008 amounted to $148.2 million, which are subject to expiration in periods from 2018 through 2025, or are unlimited.

        Hospira adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, Hospira recognized a $2.1 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase in the January 1, 2007 balance of retained earnings of $2.1 million. The gross amount of unrecognized tax benefits at December 31, 2008 and 2007 was $174.9 million and $144.5 million, respectively. The amount, if recognized, that would affect the effective tax rate was $157.3 million and $131.5 million at December 31, 2008 and 2007, respectively.

        Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2008, Hospira has recorded liabilities of $18.7 million for the payment of interest and penalties.

        During the fourth quarter of 2008, Hospira received a Revenue Agent's Report for the IRS audit of its 2004 through 2005 tax years, and has agreed to the proposed changes to its tax returns which result in a tax refund. The case is subject to review by the Joint Committee on Taxation of the U.S. Congress prior to final approval. Hospira estimates that within the next twelve months a decrease of up to $105 million in the balance of unrecognized tax benefits could occur, resulting from the conclusion of the IRS administrative processes noted, potential adjustments to existing balances for years after 2005, and the settlement of various audits and lapsing of various statutes of limitation around the world.

        Hospira remains open to tax examination for post-May 1, 2004 periods in all major tax-paying jurisdictions, including Australia, Canada, Ireland, Italy, United Kingdom and the U.S.

        The following table summarizes the activity for the two years ended December 31, related to Hospira's unrecognized tax benefits:

(dollars in millions)
Balance at January 1, 2007	$113.1
Current year increases (decreases)	31.9
Audit settlements	—
Statute lapses	—
Adjustments to prior amounts	(0.5)

Balance at December 31, 2007	144.5

Current year increases (decreases)	30.5
Audit settlements	(0.1)
Statute lapses	—
Adjustments to prior amounts	—

Balance at December 31, 2008	$174.9

        U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings of certain foreign subsidiaries of $612.7 million at December 31, 2008. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends.

        Differences between the effective income tax rate and the U.S. statutory tax rate for the three years ended December 31, were as follows:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(9.9)%	(19.6)%	(14.6)%
State taxes, net of federal benefit	0.9%	3.5%	2.8%
Foreign rate differential	(4.7)%	(1.7)%	—%
Non-Deductible In-Process Research and Development	—%	15.9%	0.8%
Capital loss valuation (benefit) allowance	(1.3)%	2.4%	—%
Research credit	(1.0)%	(2.5)%	(0.4)%
All other, net	2.3%	(5.8)%	3.2%

Effective tax rate	21.3%	27.2%	26.8%

        The temporary differences that give rise to deferred tax assets and liabilities as of December 31 were as follows:

	2008		2007
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits, and benefit plan liabilities	$94.4	$—	$75.1	$—
Trade receivable reserves and chargeback accruals	42.7	—	41.6	—
Inventories	107.4	—	85.3	—
State income taxes	4.3	—	6.0	—
Property and equipment	—	76.3	—	28.0
Intangibles	—	22.2	—	53.5
Investments	—	0.7	11.3	—
Net operating losses	46.2	—	32.3	—
Other accruals, carryforwards, and reserves not currently deductible	24.5	—	35.4	—
Valuation allowance	(4.7)	—	(8.5)	—

Total	$314.8	$99.2	$278.5	$81.5

        Valuation allowance consists of $4.7 million and $8.5 million for certain tax credits and capital losses at December 31, 2008 and 2007, respectively.

Note 9—Sales-Type Leases

        The net investment in sales-type leases of certain medication management systems as of December 31, consists of the following:

(dollars in millions)	2008	2007
Minimum lease payments receivable	$36.4	$42.2
Unguaranteed residual value of leased equipment	—	—
Unearned interest income	(3.9)	(3.7)
Allowance for estimated uncollectible sales-type leases	—	—

Net investment in sales-type leases	32.5	38.5
Current portion(1)	(13.8)	(14.1)

Net investment in sales-type leases, less current portion(1)	$18.7	$24.4

    (1)
    The current and long-term portions are recorded in Trade receivables and Other assets, respectively, in the balance sheet.

        Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2008 are as follows:

(dollars in millions)	Sales-Type Leases
2009	$15.5
2010	9.5
2011	5.4
2012	3.3
2013	2.0
Thereafter	0.7

$36.4

Note 10—Short-term Borrowings and Long-term Debt

        Hospira's debt as of December 31, consists of the following:

(dollars in millions)	2008	2007
Long-term debt:
4.95% Notes due June 2009	$—	$300.0
Term loan due March 2010 (weighted-average floating
interest rate of 5.74% at December 31, 2008)	1.2	55.6
Floating rate notes due March 2010 (weighted-average
floating interest rate of 4.77% at December 31, 2008)	375.0	375.0
5.55% Notes due March 2012	500.0	500.0
5.90% Notes due June 2014	400.0	400.0
6.05% Notes due March 2017	550.0	550.0
Other, due 2010 and 2015	5.3	6.3
Deferred gains on terminated interest rate swap instruments	4.4	—
Fair value of interest rate swap instruments	—	(0.2)

Total long-term debt	1,835.9	2,186.7
Unamortized debt discount	(1.9)	(2.3)

Long-term debt	1,834.0	2,184.4
Short-term borrowings:
4.95% Notes due June 2009	300.0	—
Currnet portion of Term loan due March 2010	3.8	44.4
Deferred gains on terminated interest rate swap instruments	2.1	—
Other	32.4	14.1

Total short-term borrowings	338.3	58.5

Total debt	$2,172.3	$2,242.9

        The aggregate maturities of debt, excluding deferred gains on terminated interest rate swap instruments and unamortized debt discount, for each of the next five years are as follows: $336.2 million in 2009, $377.9 million in 2010, $0.8 million in 2011, $500.8 million in 2012 and $952.0 million thereafter.

$1,425 Million Senior Unsecured Notes—Mayne Pharma Acquisition

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

        On March 23, 2007, Hospira issued $375.0 million principal amount of floating rate notes due on March 30, 2010, $500.0 million principal amount of 5.55% notes due on March 30, 2012 and $550.0 million principal amount of 6.05% notes due on March 30, 2017, in a registered public offering. The Floating Rate Notes due in 2010 bear interest at three-month LIBOR plus 48 basis points. The net proceeds of the notes (after deducting approximately $10.0 million of underwriters' discounts and offering expenses of $4.2 million), together with approximately $21.5 million of cash on hand, were used to repay the bridge loan facility and related interest in full.

$700 Million Senior Unsecured Notes

        On June 15, 2004, Hospira completed an offering of a $700.0 million aggregate principal amount of notes consisting of $300.0 million principal amount of five-year senior unsecured notes and $400.0 million principal amount of ten-year senior unsecured notes. The $300.0 million five-year notes bear interest at a rate of 4.95% per annum and mature on June 15, 2009, and the $400.0 million ten-year notes bear interest at a rate of 5.90% per annum and mature on June 15, 2014. The proceeds from this offering, together with cash on hand, were used to repay all amounts outstanding under the short-term senior unsecured credit facility entered into as part of the spin-off from Abbott Laboratories ("Abbott").

        In January 2005, Hospira entered into interest rate swap transactions whereby the $300.0 million 4.95% five-year senior unsecured notes due in June 2009 were effectively converted from fixed to floating rate debt. In 2008, $300.0 million of the $400.0 million 5.90% notes were effectively converted to floating rate notes through interest rate swaps with various counterparties for approximately four months. Additionally in 2008, all interest rate swap contracts were terminated effectively converting the senior unsecured notes back to the applicable fixed rate. As a result of the interest rate swap contract terminations, Hospira received $9.2 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes. The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows.

Other Borrowings

        Under the $500.0 million three-year term loan facility due March 2010, Hospira was required to repay $12.5 million in principal at the end of each quarter in 2007, $50.0 million in principal at the end of each quarter in 2008 and $62.5 million for the three remaining payments in 2009 and the final payment in 2010. Hospira is permitted to prepay amounts borrowed under the facility from time to time without penalty. Prepayments are prorated against future payments under the facility reducing the future obligations. Principal prepayments of $359.7 million and $70.7 million made in 2007 and 2008, respectively, reduced the amounts required to be repaid to $1.25 million for the three remaining payments in 2009 and the final payment in 2010. Principal prepayments and required payments of $400.0 million and $95.0 million were made during 2007 and 2008, respectively. The remaining $5.0 million in principal outstanding as of December 31, 2008, was paid in January 2009.

        In connection with acquisitions, facility expansions, international capital structure optimization, and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. These borrowings bear a weighted average interest rate of approximately 4.1%, with principle and interest due in various intervals, and are primarily unsecured. As of December 31, 2008 and 2007, Hospira had $37.7 million and $20.4 million, respectively, of other borrowings outstanding, of which $32.4 million and $14.1 million, respectively, were classified as short-term.

$375 Million Unsecured Revolving Credit Facility

        Hospira has a five-year $375.0 million unsecured revolving credit facility (the "Revolver"), which it entered into on December 16, 2005 and amended on January 15, 2007, to permit the Mayne Pharma acquisition. The Revolver is available for working capital and other requirements. The Revolver allows Hospira to borrow funds at variable interest rates as short-term cash needs dictate. Borrowings under the Revolver bear interest at LIBOR plus a margin, plus a utilization fee if borrowings under the Revolver exceed 50% of the aggregate amount of committed loans. Hospira is also required to pay a facility fee on the aggregate amount of committed loans. The annual rates for the LIBOR margin, the utilization fee and the facility fee are 0.45%, 0.075% and 0.10%, respectively, as of December 31, 2008, and are subject to increase or decrease if there is a change in Hospira's current credit ratings. The amount of available borrowings may be increased to a maximum of $500.0 million, and the term may be increased for up to two additional years, under certain circumstances. As of December 31, 2008, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

Debt Covenants

        The Revolver and the indenture governing Hospira's senior unsecured notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default, which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. A description of certain covenants is set forth below.

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

        The maximum leverage ratio is 3.25 as of December 31, 2008, and for all periods thereafter. The minimum interest coverage ratio is 5.00 as of December 31, 2008, and for all periods thereafter.

        As of December 31, 2008, Hospira was in compliance with all applicable covenants.

Note 11—Segment and Geographic Information

        Hospira conducts operations worldwide and is generally managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals and other pharmaceuticals and medication management systems and other devices. Specialty Injectable pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services (including former "Sales to Abbott"). Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products. In 2008, Hospira re-aligned its segment presentation to reflect how the business is currently managed. Previously, Hospira operated in two reportable segments: U.S. and International. Prior year segment disclosure has been reclassified to conform to the current year presentation.

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

Reportable segment information:

	Net Sales for the Years Ended December 31,			Income from Operations for the Years Ended December 31,
(dollars in millions)	2008	2007	2006	2008	2007	2006
Americas	$2,778.3	$2,658.9	$2,396.4	$598.0	$445.3	$444.3
EMEA	583.8	552.1	227.4	12.8	(16.6)	(17.0)
APAC	267.4	225.2	64.7	23.0	(4.2)	8.3

Total reportable segments	$3,629.5	$3,436.2	$2,688.5	633.8	424.5	435.6

Corporate functions				(74.0)	(82.5)	(60.2)
Stock-based compensation				(42.0)	(39.4)	(35.9)

Income from operations				517.8	302.6	339.6
Interest expense and other income, net				(110.3)	(114.8)	(14.9)

Income before income taxes				$407.5	$187.8	$324.7

	Depreciation and Amortization for the Years Ended December 31,			Additions to Long-Term Assets for the Years Ended December 31,
(dollars in millions)	2008	2007	2006	2008	2007	2006
Americas	$162.1	$153.9	$141.1	$137.4	$190.5	$213.2
EMEA	50.9	40.2	13.4	16.0	8.0	7.8
APAC	38.9	41.0	2.2	9.4	9.7	13.6

Total reportable segments	$251.9	$235.1	$156.7	$162.8	$208.2	$234.6

	Goodwill at December 31,		Total Assets at December 31,
(dollars in millions)	2008	2007	2008	2007
Americas	$772.2	$749.0	$3,576.6	$3,203.9
EMEA	242.0	263.8	861.2	1,090.3
APAC	153.2	228.1	636.3	790.5

Total reportable segments	$1,167.4	$1,240.9	$5,074.1	$5,084.7

Enterprise-wide information:

	Net Sales for the Years Ended December 31,			Long-Lived Asset at December 31,
(dollars in millions)	2008	2007	2006	2008	2007
U.S.	$2,470.7	$2,374.8	$2,220.5	$1,030.60	$1,100.50
Non-U.S.	1,158.8	1,061.4	468.0	322.4	348.3

Total	$3,629.5	$3,436.2	$2,688.5	$1,353.00	$1,448.80

Goodwill and intangible assets, net				1,571.8	1,794.9

Total				$2,924.8	$3,243.7

	Net Sales by Product Line for the Years Ended December 31,
(dollars in millions)	2008	2007	2006
Specialty Injectables	$1,821.7	$1,665.2	$1,065.2
Other Pharma	689.3	725.6	631.5
Medication Management Systems	654.7	584.4	534.9
Other Devices	463.8	461.0	456.9

Total	$3,629.5	$3,436.2	$2,688.5

Note 12—Shareholders' Equity

Common Stock

        Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share, of which four million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2008 and 2007, approximately 5.5 and 7.7 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2008 and 2007, 167.2 million and 166.2 million shares are issued and 159.6 million and 158.6 million shares are outstanding, respectively.

Treasury Stock

        In February 2006, Hospira's board of directors authorized the repurchase of up to $400.0 million of Hospira's common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2008, Hospira had repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

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

Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income, net of taxes as of December 31, consisted of the following:

(dollars in millions)	2008	2007
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$(177.9)	$129.7
Cumulative retirement plans unrealized loss, net of taxes $63.9 million and $38.7 million, respectively	(100.1)	(60.0)
Cumulative unrealized loss on marketable equity securities, net of taxes $0.0	(16.8)	(0.3)
Cumulative unrealized loss on cash flow hedges, net of taxes $0.7 million and $1.1 million, respectively	(1.1)	(1.8)

Accumulated Other Comprehensive (Loss) Income	$(295.9)	$67.6

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

(shares in millions, except per share amounts)	2008	2007	2006
Weighted average basic common shares outstanding	159.2	156.9	157.4
Assumed exercise of stock options	2.1	3.3	3.0

Weighted average dilutive common shares outstanding	161.3	160.2	160.4

Earnings Per Common Share:
Basic	$2.02	$0.87	$1.51

Diluted	$1.99	$0.85	$1.48

        For 2008, 2007 and 2006, there were outstanding options to purchase approximately 7.5 million, 2.5 million and 2.8 million shares of Hospira stock, respectively, for which the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 14—Incentive Stock Program

Plan Overview

        Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), which became effective April 30, 2004, provides for the grant of up to 31.0 million shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. The option exercise price generally may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2008, approximately 5.5 million shares remain available for grant.

        In March 2008, May 2007 and May 2006, 2.3 million, 2.7 million and 2.2 million options were granted to certain employees for the annual stock option grants, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three years and have either a seven or a ten-year term.

Option Activity and Outstanding Options

        A summary of information related to stock options is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2007	13,569,466	$32.52
Granted	3,134,035	39.93
Exercised	(3,000,870)	28.88
Lapsed	(568,816)	39.07

Outstanding at December 31, 2007	13,133,815	34.84
Granted	2,527,445	43.51
Exercised	(1,073,124)	29.39
Lapsed	(494,881)	43.19

Outstanding at December 31, 2008(1)	14,093,255	$36.52	5.1	$2.5

Exercisable at December 31, 2008	9,289,381	$33.87	4.5	$2.5

    (1)
    The difference between options outstanding and those expected to vest is not significant.

        The total intrinsic value of options exercised during 2008, 2007 and 2006 was $12.9 million, $35.6 million and $34.3 million, respectively.

        Summarized information about Hospira stock options outstanding and exercisable at December 31, 2008, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.01 - $25.00	467,663	3.5	$22.81	467,663	$22.81
$25.01 - $30.00	2,603,493	3.0	26.96	2,581,813	26.96
$30.01 - $35.00	2,127,262	5.7	32.32	2,115,093	32.31
$35.01 - $40.00	3,964,557	4.7	39.12	2,145,060	38.50
$40.01 - $48.00	4,930,280	6.3	42.58	1,979,752	42.17

$12.01 - $48.00	14,093,255	5.1	$36.52	9,289,381	$33.87

Stock-Based Compensation

        Stock-based compensation expense of $42.0 million, $39.4 million and $35.9 million was recognized under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006, respectively. The related income tax benefit recognized was $15.6 million, $14.6 million and $12.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For options exercised during 2008, 2007 and 2006 this excess tax benefit was $1.0 million, $2.3 million and $3.4 million, respectively.

        As of December 31, 2008, there was $43.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares that became fully vested during 2008, 2007 and 2006 was $9.9 million, $10.7 million and $12.3 million, respectively.

        The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on a combination of historical volatility of Hospira's stock and historical volatility of peer companies. Expected life assumptions are based on the "simplified" method as described in SAB No. 107, "Share-Based Payments," which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31, are as follows:

	2008	2007	2006
Hospira Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	28.0%	33.8%	31.0%
Expected life (years)	4.5	4.4	5.7
Risk-free interest rate	2.3%	4.6%	4.9%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value per stock option	$11.64	$13.93	$15.82

Restricted Stock and Units

        Hospira issues restricted stock and units with a vesting period range from one to three years. A summary of restricted stock and unit activity is as follows:

Hospira Restricted Stock and Units	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2007	43,238	$39.02
Granted	86,362	40.33
Vested	(9,400)	41.05
Lapsed	—	—

Outstanding at December 31, 2007	120,200	39.80
Granted	63,642	37.71
Vested	(12,232)	39.76
Lapsed	—	—

Outstanding at December 31, 2008	171,610	$39.03

        The fair value of restricted stock awards and units vested in 2008, 2007 and 2006 was $0.5 million, $0.4 million and $0.4 million, respectively. Compensation expense recognized for the years ended December 31, 2008, 2007 and 2006 was $2.0 million, $1.2 million and $0.5 million, respectively.

Performance Share Awards

        In March 2008, approximately 216,000 performance share awards were granted to key members of management, while approximately 9,000 lapsed in 2008. The performance share awards vest at the end of the three-year performance cycle. The 2008 performance share award is based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance, at interim periods, and at the end of the performance cycle, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

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

Note 15—Commitments and Contingencies

Other Commercial Commitments

        Hospira's other commercial commitments as of December 31, 2008, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds, and bid bonds. As of December 31, 2008, Hospira had $37.1 million of these commitments, with a majority expiring in 2009. No amounts have been drawn under these letters of credit or bonds.

Leases

        Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2008, were:

(dollars in millions)
2009	$30.1
2010	16.0
2011	14.2
2012	12.8
2013	13.1
Remaining Years	11.9

Total minimum future lease payments	$98.1

        Lease expense under operating leases totaled $26.3 million, $26.9 million and $22.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Litigation

        Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott.

        Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price ("AWP"). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of purported class actions on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Many of the products involved in these investigations and lawsuits are Hospira products. Hospira is cooperating with the authorities in these investigations. There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. Hospira is a named defendant in one such lawsuit: State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04, pending in the Circuit Court of the First Circuit, Hawaii, filed April 2006. Hospira denies all material allegations asserted against it in this lawsuit. Abbott will indemnify Hospira for liabilities associated with pending or future AWP investigations and lawsuits only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off. Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira's products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira's business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans' Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." In July 2008, the court denied defendants' motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint. In the third quarter of 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

        On August 12, 2005, Retractable Technologies, Inc. ("RTI") filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement ("Agreement") between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott's marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott's former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott has brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI's breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims. On June 2, 2008, the Fifth Circuit Court of Appeals upheld that decision in a 2-1 ruling. The case will now proceed in the U.S. District Court for the Eastern District.

        Hospira's litigation exposure, including product liability claims, are evaluated each reporting period. Hospira's reserves, which are not significant at December 31, 2008 and 2007, are the best estimate of loss, as defined by SFAS No. 5, "Accounting for Contingencies." Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

        Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 16—Supplemental Financial Information

	Years Ended December 31,
(dollars in millions)	2008	2007	2006
Other Income, net:
Interest income	$(9.3)	$(15.1)	$(17.1)
Foreign exchange	(2.1)	(1.6)	(1.0)
All other expense (income)	5.5	(3.0)	2.0

Total	$(5.9)	$(19.7)	$(16.1)

	December 31,
(dollars in millions)	2008	2007
Inventories:
Finished products	$510.1	$465.4
Work in process	130.6	128.2
Materials	189.8	173.0

Total	$830.5	$766.6

	December 31,
(dollars in millions)	2008	2007
Other Accrued Liabilities:
Accrued rebates	$107.4	$106.5
Income taxes payable	14.1	10.0
All other	210.0	277.0

Total	$331.5	$393.5

	December 31,
(dollars in millions)	2008	2007
Post-Retirement Obligations and Other Long-Term Liabilities:
Accrued post-retirement medical and dental costs(a)	$49.8	$66.9
Pension liabilities(a)	145.7	68.5
Unrecognized tax benefits, penalties and interest	174.9	144.5
All other	20.6	30.2

Total	$391.0	$310.1

(a)
See Note 7 regarding changes in accrued post-retirement medical and dental costs and pension liabilities.

Note 17—Quarterly Data (Unaudited)

(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Net Sales	$888.7	$901.6	$925.5	$913.7
Gross Profit	314.0	329.4	330.0	348.6
Income From Operations	111.7	117.7	132.7	155.7
Net Income	65.4	69.1	81.8	104.6
Earnings per common share, basic	$0.41	$0.43	$0.51	$0.66
Earnings per common share, diluted	$0.41	$0.43	$0.51	$0.65
Weighted average common shares outstanding, basic	158.7	159.1	159.4	159.5
Weighted average common shares outstanding, diluted	161.0	161.5	161.6	160.9
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Net Sales	$782.8	$869.3	$838.0	$946.1
Gross Profit	274.6	266.2	294.5	338.6
Income From Operations	14.4	67.6	106.6	114.0
Net (Loss) Income	(29.4)	30.7	59.4	76.1
Earnings (loss) per common share, basic	$(0.19)	$0.20	$0.38	$0.48
Earnings (loss) per common share, diluted	$(0.19)	$0.20	$0.37	$0.47
Weighted average common shares outstanding, basic	156.1	156.7	157.1	157.8
Weighted average common shares outstanding, diluted	158.4	159.5	160.1	160.3

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Chairman of the Board and Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira's disclosure controls and procedures were effective.

        Internal control over financial reporting.    Management's report on our internal control over financial reporting is included on page 53 hereof, and the related report of our independent registered public accounting firm is included on page 55 hereof. Both reports are incorporated herein by reference.

        Changes in internal controls.    There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Election of Directors—Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2009 Hospira Proxy Statement. The 2009 Proxy Statement will be filed on or about March 30, 2009. Also incorporated herein by reference is the text found under the caption, "Executive Officers of Hospira," in Part I of this Form 10-K.

        The certifications by Hospira's chief executive officer and chief financial officer required by Section 302 of the Sarbanes-Oxley Act of 2002 have been filed as exhibits to this report. During 2008, Hospira's chief executive officer provided an unqualified certification as to compliance with the New York Stock Exchange corporate governance listing standards.

        Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira's Code of Business Conduct, which is available free of charge on Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its Web site any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira's principal executive officer, principal financial officer or principal accounting officer and controller.

Item 11.    Executive Compensation

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Director Compensation," "Election of Directors— 2008 Compensation Disclosure and Analysis," (including all sub-captions thereunder), "Election of Directors—Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Election of Directors—Compensation Committee Report" in the 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The disclosure contained under the caption "Approval of Amendments to the Hospira 2004 Long-Term Stock Incentive Plan—Equity Compensation Plan Information" in the 2009 Proxy Statement is incorporated herein by reference. Also, incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2009 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors," "Election of Directors—Corporate Governance—Independence," "Election of Directors—Corporate Governance—Committees of the Board of Directors," and "Policy Regarding Approval of Related Person Transactions" in the 2009 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated herein by reference is the text to be included under the caption "Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants" (including all sub-captions thereunder) in the 2009 Proxy Statement.

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

HOSPIRA, INC.
By	/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chairman of the Board of Directors and Chief Executive Officer Date: February 25, 2009

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 25, 2009 in the capacities indicated below.

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS E. WERNER Thomas E. Werner Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)
/s/ RICHARD J. HOFFMAN Richard J. Hoffman Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ IRVING W. BAILEY, II Irving W. Bailey, II Director
/s/ BARBARA L. BOWLES Barbara L. Bowles Director

/s/ CONNIE R. CURRAN Connie R. Curran Director
/s/ ROGER W. HALE Roger W. Hale Director
/s/ RONALD A. MATRICARIA Ronald A. Matricaria Director
/s/ JACQUE J. SOKOLOV Jacque J. Sokolov M.D. Director
/s/ JOHN C. STALEY John C. Staley Director
/s/ MARK F. WHEELER MD Mark F. Wheeler M.D. Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2008
(dollars in millions)

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of period
Year ended December 31, 2008	$14.1	$7.9	$(15.3)	$6.7
Year ended December 31, 2007	13.7	8.1	(7.7)	14.1
Year ended December 31, 2006	16.9	10.6	(13.8)	13.7

(1)
2007 includes $1.5 million related to the Mayne Pharma acquisition.

(2)
Represents accounts written off as uncollectible, net of collections on accounts previously written off. 2008 includes $4.0 million of certain reclassifications.

Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of period	Additions charged to costs and expenses(1)	Deductions	Balance at end of period
Year ended December 31, 2008	$64.8	$62.3	$(59.3)	$67.8
Year ended December 31, 2007	48.2	54.3	(37.7)	64.8
Year ended December 31, 2006	39.6	30.4	(21.8)	48.2

(1)
Includes $15.1 million related to the 2007 Mayne Pharma acquisition.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Hospira, Inc.
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Current Report on Form 8-K filed on October 27, 2008 and incorporated herein by reference).
4.1
Rights Agreement, effective as of April 12, 2004, between Hospira, Inc. and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).
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
4.2
Indenture, dated as of June 14, 2004, between Hospira, Inc. and LaSalle Bank National Association, as Trustee (filed as Exhibit 4.2 to Hospira, Inc.'s Registration Statement on Form S-4 (File No. 333-117379) filed with the SEC on July 15, 2004, and incorporated herein by reference).
4.3
Supplemental Indenture No. 1, dated as of June 14, 2004, between Hospira, Inc. and LaSalle Bank National Association, as Trustee (filed as Exhibit 4.3 to Hospira, Inc.'s Registration Statement on Form S-4 (File No. 333-117379) filed with the SEC on July 15, 2004, and incorporated herein by reference).
4.4	Form of Floating Rate Notes Due 2010 (filed as Exhibit 4.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.5	Form of 5.55% Notes Due 2012 (filed as Exhibit 4.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.6	Form of 6.05% Notes Due 2017 (filed as Exhibit 4.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.7
Actions of Authorized Officers with respect to the 2010, 2012, and 2017 Notes (filed as Exhibit 4.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.8
Officer Certificate and Company Order with respect to the 2010, 2012 and 2017 Notes (filed as Exhibit 4.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

Exhibit No.	Exhibit
4.9	Form of 5.90% Notes due 2014 (attached as Exhibit A2 to the Supplemental Indenture filed as Exhibit 4.3 to Hospira, Inc.'s Registration Statement on Form S-4 (File No. 333-117379) filed with the SEC on July 15, 2004, and incorporated herein by reference).
4.10
Form of 4.95% Notes due 2009 (attached as Exhibit A1 to the Supplemental Indenture filed as Exhibit 4.3 to Hospira, Inc.'s Registration Statement on Form S-4 (File No. 333-117379) filed with the SEC on July 15, 2004, and incorporated herein by reference).
10.1	Summary of Terms of Employment for Named Executive Officers.*
10.2
Hospira 2004 Long-Term Stock Incentive Plan, as amended (filed as Exhibit 10.8 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.3(a)	Form of Conversion Incentive Option Terms (filed as Exhibit 10.8(a) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.3(b)
Form of Conversion Non-Qualified Stock Option Terms (filed as Exhibit 10.8(b) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.3(c)
Form of Conversion Replacement Non-Qualified Stock Option Terms (filed as Exhibit 10.8(c) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.3(d)
Form of Non-Qualified Stock Option Terms for awards made prior to May 9, 2005 (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.3(d)(i)
Form of Non-Qualified Stock Option Terms for awards made on or after May 9, 2005 (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2005, and incorporated herein by reference).*
10.3(e)
Form of Non-Qualified Stock Option Terms (five-year term) (filed as Exhibit 10.8(e) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.3(f)
Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).*
10.3(f)(i)
Form of Amendment of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8(f)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.3(g)
Form of Non-Employee Director Non-Qualified Stock Option Terms (filed as Exhibit 10.8(g) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.3(h)
Form of Non-Qualified Stock Option Terms for awards made on or after March 6, 2008 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q fore the quarter ended March 31, 2008, and incorporated herein by reference).*

Exhibit No.	Exhibit
10.3(i)	Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).*
10.4	Hospira, Inc. 2004 Performance Incentive Plan (filed as Exhibit 10.9 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.5	Hospira, Inc. Non-Employee Directors' Fee Plan (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).*
10.6(a)
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney, and Brian J. Smith regarding Change in Control (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.6(a)(i)
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney and Brian J. Smith regarding Amendment to Change in Control (filed as Exhibit 10.12(a)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.6(b)
Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Change in Control (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2006, and incorporated herein by reference).*
10.6(b)(i)
Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Amendment to Change in Control (filed as Exhibit 10.12(b)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.6(c)	Form of Agreement between Hospira, Inc. and Sumant Ramachandra regarding Change in Control.*
10.6(d)	Form of Restricted Stock Agreement between Hospira, Inc. and Sumant Ramachandra.*
10.7
Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and each of Christopher B. Begley and Terrence C. Kearney (filed as Exhibit 10.13 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.8	The Hospira Supplemental Pension Plan, as amended.*
10.9	Hospira Non-Qualified Savings and Investment Plan (filed as Exhibit 4 to Hospira's Registration Statement on Form S-8, filed on August 25, 2008).*
10.10	Hospira Corporate Officer Severance Plan, as amended.*
10.11
Credit Agreement and Guaranty, dated as of December 16, 2005, and amended as of January 15, 2007, by and among Hospira and the Lenders and Agents named therein (filed as Exhibit 10.16 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Deloitte & Touche LLP.

Exhibit No.	Exhibit
31.1	Certification of Christopher B. Begley under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Thomas E. Werner under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Christopher B. Begley under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Thomas E. Werner under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*
Management compensatory plan or arrangement.

        Hospira will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Hospira, Hospira, Inc., 275 N. Field Drive, Department NLEG, Building H1, Lake Forest, Illinois 60045.