Form 10-Q
period 2009-03-31
HOSPIRA INC
filed 2009-04-28
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒

As of April 24, 2009, Registrant had outstanding 160,477,383 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$859.7	$888.7

Cost of products sold	540.1	571.7
Restructuring	9.4	3.0
Research and development	50.0	49.9
Selling, general and administrative	145.5	152.4
Total operating expenses	745.0	777.0
Income From Operations	114.7	111.7

Interest expense	26.9	31.4
Other income, net	(0.3)	(4.1)
Income Before Income Taxes	88.1	84.4

Income tax (benefit) expense	(77.4)	19.0
Net Income	$165.5	$65.4

Earnings Per Common Share:
Basic	$1.04	$0.41
Diluted	$1.03	$0.41
Weighted Average Common Shares Outstanding:
Basic	159.5	158.7
Diluted	160.6	161.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2009	2008
Cash Flow From Operating Activities:
Net income	$165.5	$65.4
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	41.2	47.1
Amortization of intangible assets	14.7	16.9
Stock-based compensation expense	13.1	14.4
Deferred income tax and other tax adjustments	(89.4)	(11.5)
Changes in assets and liabilities-
Trade receivables	20.0	(13.6)
Inventories	(11.5)	(24.8)
Prepaid expenses and other assets	(13.1)	11.4
Trade accounts payable	(14.2)	6.1
Other liabilities	(41.7)	(47.8)
Other, net	4.7	9.9
Net Cash Provided by Operating Activities	89.3	73.5
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(33.8)	(42.9)
Payments for contingent consideration	(7.1)	—
Purchases of intangibles and other investments	(3.0)	(38.2)
Net Cash Used in Investing Activities	(43.9)	(81.1)
Cash Flow From Financing Activities:
Repayment of long-term debt	(5.0)	(25.0)
Other borrowings, net	(0.7)	5.0
Excess tax benefit from stock-based compensation arrangements	—	0.8
Proceeds from stock options exercised	12.6	12.3
Net Cash Provided by (Used in) Financing Activities	6.9	(6.9)
Effect of exchange rate changes on cash and cash equivalents	(6.7)	5.5
Net change in cash and cash equivalents	45.6	(9.0)
Cash and cash equivalents at beginning of period	483.8	241.1
Cash and cash equivalents at end of period	$529.4	$232.1

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$33.1	$38.7
Income taxes, net of refunds	$9.9	$6.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$529.4	$483.8
Trade receivables, less allowances of $7.6 in 2009 and $6.7 in 2008	553.0	583.4
Inventories	834.8	830.5
Deferred income taxes	176.8	172.2
Prepaid expenses and other current assets	45.2	35.7
Other receivables	63.1	43.7
Total Current Assets	2,202.3	2,149.3
Property and equipment, net	1,177.1	1,192.1
Intangible assets, net	388.9	404.4
Goodwill	1,157.6	1,167.4
Deferred income taxes	68.4	70.1
Investments	38.2	37.6
Other assets	53.2	53.2
Total Assets	$5,085.7	$5,074.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$704.1	$338.3
Trade accounts payable	216.6	231.5
Salaries, wages and commissions	107.3	144.7
Deferred income taxes	1.4	1.5
Other accrued liabilities	342.6	331.5
Total Current Liabilities	1,372.0	1,047.5
Long-term debt	1,457.0	1,834.0
Deferred income taxes	23.8	25.2
Pension and post-retirement obligations	194.9	195.5
Other long-term liabilities	96.1	195.5
Commitments and Contingencies
Total Shareholders’ Equity	1,941.9	1,776.4
Total Liabilities and Shareholders’ Equity	$5,085.7	$5,074.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balances at January 1, 2009	159.6	$1.7	$(299.8)	$1,234.2	$1,136.2	$(295.9)	$1,776.4
Net income	—	—	—	—	165.5	—	165.5

Other comprehensive loss	—	—	—	—	—	(26.4)	(26.4)

Changes in shareholders’ equity related to incentive stock programs	0.5	—	—	26.4	—	—	26.4
Balances at March 31, 2009	160.1	$1.7	$(299.8)	$1,260.6	$1,301.7	$(322.3)	$1,941.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (GAAP). However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. Among other changes, during 2009 Hospira reclassified costs that were previously reported in Cost of products sold to Restructuring, a separate operating cost line item. See Note 4 for additional details related to Restructuring. The reclassifications did not affect net income or shareholders’ equity.

Adoption of New Accounting Standards

Hospira adopted the provisions of the Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) to the interim period ending after March 15, 2009. FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107 to include interim periods. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires more detailed disclosures about Hospira’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required for the consolidated financial statements at Hospira’s 2009 year end. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows.

Hospira adopted the required provisions of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) on January 1, 2009. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to intangible assets acquired on or after January 1, 2009. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 1, 2009. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) on January 1, 2009. EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) on January 1, 2009. SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

The provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Note 2 — Investments

In April 2008, Hospira purchased $24.5 million of marketable equity securities and through March 31, 2009 the market value declined, principally in 2008, by $18.2 million. The volatility in the global equity markets, length of time the investment’s market value is below the invested value, and other factors could adversely impact the fair value of the investment and, as a consequence, could result in a charge for an other-than-temporary decline in value. Hospira assessed the decline in the market value to be temporary based on an investment evaluation considering the items above, Hospira’s ability and intent to remain invested and the prospects for recovery among other factors.

Note 3 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value, under the provisions of SFAS No. 157 “Fair Value Measurements,” in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale marketable securities	$4.9	$4.9	$—	$—
Foreign currency forward exchange contracts	2.1	—	2.1	—

Liabilities:
Foreign currency forward exchange contracts	$6.7	$—	$6.7	$—

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 assets and liabilities is based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value.

Note 4 — Restructuring Actions

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefit costs, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, and other exit costs. Hospira will transfer related operations and production of the primary products from facilities impacted by these actions to other Hospira facilities, outsource certain product components to third-party suppliers, or cease activities entirely. Restructuring costs incurred for these actions during the three months ended March 31, 2009 and 2008 were $9.4 million and $3.0 million, respectively.

2009 Actions.  In March 2009, Hospira announced details to a multi-stage restructuring and optimization plan (“Project Fuel”) which will occur over the next two years. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organizational structure. Hospira expects to incur aggregate restructuring charges through 2011 related to these actions in the range of $100 million to $110 million on a pre-tax basis. During the three months ended March 31, 2009 Hospira incurred, primarily in the Americas segment, pre-tax restructuring costs of $4.7 million.

The following summarizes the Project Fuel restructuring activity for 2009:

(dollars in millions)	Balance at December 31, 2008	Costs Incurred	Payments	Non cash Items	Balance at March 31, 2009
Employee-related benefit costs	$—	$4.6	$(1.3)	$—	$3.3
Other	—	0.1	—	—	0.1
	$—	$4.7	$(1.3)	$—	$3.4

2008 Actions.  In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two years. Hospira expects to incur aggregate restructuring charges through 2011 related to these actions in the range of $20 million to $24 million on a pre-tax basis. Hospira has incurred $11.8 million, pre-tax, to date for restructuring charges related to these actions. During the three months ended March 31, 2009 Hospira incurred in the Americas segment pre-tax restructuring costs of $3.0 million.

The following summarizes the Morgan Hill, California restructuring activity for 2009:

(dollars in millions)	Balance at December 31, 2008	Costs Incurred	Payments	Non cash Items	Balance at March 31, 2009
Employee-related benefit costs	$6.6	$2.5	$(0.5)	$—	$8.6
Accelerated depreciation	—	0.4	—	(0.4)	—
Other	—	0.1	(0.1)	—	—
	$6.6	$3.0	$(0.6)	$(0.4)	$8.6

2006 Actions.  In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada and North Chicago, Illinois and completed these plans in 2007, 2008, and in March 2009, respectively. Hospira incurred $50.7 million, pre-tax, to date for restructuring charges related to these actions. During the three months ended March 31, 2009 and 2008, Hospira incurred in the Americas segment pre-tax restructuring costs of $1.7 million and $3.0 million, respectively.

The following summarizes the Ashland, Ohio; Montreal, Canada; and North Chicago, Illinois restructuring activity for 2009:

(dollars in millions)	Balance at December 31, 2008	Costs Incurred	Payments	Non cash Items	Balance at March 31, 2009
Employee-related benefit costs	$10.8	$1.4	$(6.6)	$—	$5.6
Accelerated depreciation	—	0.3	—	(0.3)	—
Other	1.0	—	(0.1)	—	0.9
	$11.8	$1.7	$(6.7)	$(0.3)	$6.5

Note 5 — Financial Instruments and Derivatives

Hospira is exposed to market risk primarily due to changes in currency exchange rates and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. To manage currency exchange rate exposures, Hospira utilizes foreign currency forward exchange contracts not formally designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” To manage interest rate exposures, Hospira utilizes interest rate swap contracts comprised principally of fixed-to-floating rate interest rate swaps, which as designated are subject to fair-value hedge accounting treatment until termination, at which time the related gain or loss is deferred and amortized over the remaining term of the notes.

For a more detailed description of Hospira’s financial instruments and derivatives and short-term borrowings and long-term debt, see Note 6 and Note 10, respectively, to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table summarizes Hospira’s fair value of outstanding derivatives not designated as hedging instruments:

(dollars in millions)	Balance Sheet Location	March 31, 2009	December 31, 2008
Foreign currency forward exchange contracts:	Other receivables	$2.1	$—
	Other liabilities	6.7	12.7

The following table summarizes the aggregate unrecognized gains (losses) on terminated interest rate swap contracts:

(dollars in millions)	Balance Sheet Location	March 31, 2009	December 31, 2008
Interest rate swap contracts:	Short-term borrowings	$1.5	$2.1
	Long-term debt	4.2	4.4
	Accumulated other comprehensive loss	(0.8)	(1.1)

The impact on earnings from derivatives not designated as hedging instruments, from interest rate swap contracts that qualified as fair-value hedges prior to termination and terminated interest rate swap contracts were as follows for the three months ended March 31:

(dollars in millions)	Location of Gain (Loss) Recognized on Derivatives	2009	2008
Foreign currency forward exchange contracts	Other income, net	$5.9	$(8.4)
Interest rate swap contracts - Fair-value	Interest expense	—	0.6
Interest rate swap contracts - Terminated	Interest expense	0.4	—

The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable and payable, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value of the senior unsecured notes are as follows.

	March 31, 2009		December 31, 2008
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$2,125.0	$2,009.2	$2,125.0	$1,924.5

Note 6 — Stock-Based Compensation

Hospira’s 2004 Long-Term Incentive Plan provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $13.1 million and $14.4 million was recognized for the three months ended March 31, 2009 and 2008, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $4.6 million and $5.4 million, respectively.

In March 2009, 3.5 million options were granted to certain employees for the 2009 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions during the three months ended March 31 are as follows:

	2009	2008
Volatility	30.2%	28.0%
Expected life (years)	4.5	4.5
Risk-free interest rate	1.8%	2.3%
Dividend yield	0.0%	0.0%
Fair value per stock option	$6.30	$11.81

In March 2009, 515,206 performance share awards were granted to key members of management. The performance share awards vest at the end of the three-year performance cycle. The 2009 performance share award is based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance, at interim periods, and at the end of the performance cycle, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average fair value using the Monte Carlo simulation model, and the corresponding weighted average assumptions during the three months ended March 31 are as follows:

	2009	2008
Volatility	37.2%	27.9%
Risk-free interest rate	1.2%	2.0%
Dividend yield	0.0%	0.0%
Fair value per performance share	$24.98	$62.39

As of March 31, 2009, there was $66.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.

Note 7 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”), and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three months ended March 31, is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2009	2008	2009	2008
Service cost for benefits earned during the period	$0.3	$0.5	$—	$0.1
Interest cost on projected benefit obligations	6.5	6.2	0.8	0.9
Expected return on plans’ assets	(7.0)	(7.2)	—	—
Net amortization	0.9	0.8	0.2	0.3
Net cost	$0.7	$0.3	$1.0	$1.3

Based on current Federal laws, regulations and application guidance issued in 2009, Hospira is not required to make any contributions and does not expect to make any discretionary contributions to its pension plans for the remainder of 2009. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deems it is prudent to do so.

Certain Hospira employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended March 31, 2009 and 2008 were $9.4 million and $9.1 million, respectively.

Note 8 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

During the three months ended March 31, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both the audit years settled and resultant impact on tax years 2006 through 2008 in aggregate totaling $100.7 million, of which $91.9 million is recognized in the results for the three months ended March 31, 2009 as a discrete income tax benefit. The remaining amounts represent net changes to current taxes payable and deferred tax accounts. This outcome includes interest and state tax impacts.

Hospira remains open to tax examination for post-May 1, 2004 periods in all major tax-paying jurisdictions, including Australia, Canada, Ireland, Italy, United Kingdom, and for years 2006 forward for the United States. The IRS began the U.S. tax audit of years 2006 and 2007 during the three months ended March 31, 2009.

Note 9 — Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share for the three months ended March 31:

(shares in millions)	2009	2008
Weighted average basic common shares outstanding	159.5	158.7
Incremental shares outstanding related to stock-based awards	1.1	2.3
Weighted average dilutive common shares outstanding	160.6	161.0

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 12.1 million and 5.5 million for the three months ended March 31, 2009 and 2008, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 10 — Supplemental Financial Information

Inventories consist of the following:

	March 31,	December 31,
(dollars in millions)	2009	2008
Finished products	$503.3	$510.1
Work in process	131.5	130.6
Materials	200.0	189.8
Total inventories	$834.8	$830.5

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2009	2008
Property and equipment, at cost	$2,479.9	$2,540.5
Accumulated depreciation	(1,302.8)	(1,348.4)
Total property and equipment, net	$1,177.1	$1,192.1

Other long-term liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2009	2008
Unrecognized tax benefits, penalties and interest(1)	$75.1	$174.9
All other	21.0	20.6
Total other long-term liabilities	$96.1	$195.5

(1)           Reflects conclusion and effective settlement of the IRS audit of Hospira’s 2004 and 2005 tax returns during the three months ended March 31, 2009, see Note 8 for further details.

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes goodwill and intangible assets, net activity:

				Currency
	Balance at			Translation Effect	Balance at
(dollars in millions)	December 31, 2008	Acquisitions	Amortization	and Other	March 31, 2009
Goodwill	$1,167.4	$—	$—	$(9.8)	$1,157.6
Intangible assets, net	404.4	—	(14.7)	(0.8)	388.9

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (2 to 11 years, weighted average 10 years). Intangible asset amortization expense was $14.7 million and $16.9 million for the three months ended March 31, 2009 and 2008, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $45 million for the remainder of 2009, $59 million for 2010, $56 million for 2011, $45 million for 2012, and $44 million for 2013.

Additionally, intangible assets, net consist of the following:

	March 31, 2009			December 31, 2008
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$465.6	$(105.8)	$359.8	$464.3	$(92.0)	$372.3
Customer relationships	28.0	(8.4)	19.6	28.1	(7.5)	20.6
Technology	13.7	(4.2)	9.5	15.1	(3.6)	11.5
	$507.3	$(118.4)	$388.9	$507.5	$(103.1)	$404.4

Note 12 — Short-term Borrowings and Long-term Debt

For a more detailed description of Hospira’s short-term borrowings and long-term debt, see Note 10 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

Beginning in March 2009, the $375.0 million principal amount of floating rate notes are classified as short-term borrowings as they mature in March 2010. The $300.0 million principal 4.95% senior unsecured notes mature in June 2009 and are expected to be paid in full. The remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due March 2010 was paid in January 2009.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. As of March 31, 2009, Hospira had no amounts outstanding under the Revolver.

Certain of our borrowing agreements contain covenants that require compliance with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2009, Hospira was in compliance with all applicable covenants.

Note 13 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

Various state and federal agencies, including the U.S. Department of Justice and various state attorneys general, are investigating or have lawsuits pending against a number of pharmaceutical companies, including Abbott, for allegedly engaging in improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products, including practices relating to average wholesale price (“AWP”). These are civil investigations that are seeking to identify the practices and determine whether those practices violated any laws, including federal and state false claims acts, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. In addition, Abbott is a defendant in a number of lawsuits on behalf of individuals or entities, including healthcare insurers and other third-party payors, that allege generally that Abbott and numerous other pharmaceutical companies reported false or misleading pricing information in connection with federal, state and private reimbursement for certain drugs. Some of the products involved in these investigations and lawsuits are Hospira products.  There may be additional investigations or lawsuits, or additional claims in the existing investigations or lawsuits, initiated with respect to these matters in the future. Hospira cannot be certain that it will not be named as a subject or defendant in these investigations or lawsuits. The previously reported lawsuit, State of Hawaii v. Abbott Laboratories, Inc., et al., Case No. 06-1-0720-04 (First Circuit, Hawaii), filed April 2006, has been dismissed without payment by, or other consideration paid by Hospira. Abbott will indemnify Hospira for liabilities associated with AWP investigations and lawsuits, if any, only to the extent that they are of the same nature as the lawsuits and investigations that existed against Abbott as of the spin-off date and relate to the sale of Hospira products prior to the spin-off.  Hospira will assume any other losses that may result from these investigations and lawsuits related to Hospira’s products, including any losses associated with post-spin-off activities. These investigations and lawsuits could result in changes to Hospira’s business practices or pricing policies, civil or criminal monetary damages, penalties or fines, imprisonment and/or exclusion of Hospira products from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans’ Administration health programs, any of which could have a material adverse effect on its business, profitability and financial condition.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott  resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division]/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” In July 2008, the court denied defendants’ motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint. Trial of this matter began in April of 2009. In the third quarter of 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157, pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott has brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims. On June 2, 2008, the Fifth Circuit Court of Appeals upheld that decision in a 2-1 ruling.  The case will now proceed in the U.S. District Court for the Eastern District of Texas.

Hospira’s litigation exposures, including product liability claims, are evaluated each reporting period. Hospira’s reserves, which are not significant at March 31, 2009 and December 31, 2008, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 14 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2009 and December 31, 2008, 167.7 million and 167.2 million common shares were issued and 160.1 million and 159.6 million common shares were outstanding, respectively.

Treasury Stock

Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

Note 15 — Comprehensive Income and Accumulated Other Comprehensive (Loss), net of tax

Comprehensive income, net, of taxes for the three months ended March 31, consists of the following:

(dollars in millions)	2009	2008
Foreign currency translation adjustments, net of taxes of $0.0	$(27.3)	$58.7
Pension liability adjustments, net of taxes $(0.4) million and $(0.7) million for the three months ended March 31, 2009 and 2008, respectively	0.6	1.1
Unrealized gains on cash flow hedges, net of taxes $(0.2) million and $0.0 million for the three months ended March 31, 2009 and 2008, respectively	0.3	0.1
Other comprehensive (loss) income	(26.4)	59.9
Net Income	165.5	65.4
Comprehensive Income	$139.1	$125.3

Accumulated other comprehensive (loss), net, of taxes consists of the following:

	March 31,	December 31,
(dollars in millions)	2009	2008
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$(205.2)	$(177.9)
Cumulative retirement plans unrealized losses, net of taxes $63.5 million and $63.9 million, respectively	(99.5)	(100.1)
Cumulative unrealized losses on marketable equity securities, net of taxes of $0.0	(16.8)	(16.8)
Cumulative unrealized losses on cash flow hedges, net of taxes $0.5 million and $0.7 million, respectively	(0.8)	(1.1)
Accumulated Other Comprehensive Loss	$(322.3)	$(295.9)

Note 16 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa, while the APAC segment includes Asia, Japan and Australia. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, other pharmaceuticals, medication management systems and other devices. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other device products.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended March 31:

	Net Sales		Income from Operations
(dollars in millions)	2009	2008	2009	2008

Americas	$684.7	$674.2	$141.6	$136.3
EMEA	121.2	152.8	4.2	4.5
APAC	53.8	61.7	2.7	2.1

Total reportable segments	$859.7	$888.7	148.5	142.9

Corporate functions			(20.7)	(16.8)
Stock-based compensation			(13.1)	(14.4)
Income from operations			114.7	111.7
Interest expense and other income, net			(26.6)	(27.3)

Income before income taxes			$88.1	$84.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hospira is a global specialty pharmaceutical and medication delivery company that develops, manufactures and markets products that help improve the safety, cost and productivity of patient care. Hospira’s portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management systems. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Certain prior year amounts have been reclassified to conform to the current year presentation. Among other changes, during 2009 Hospira reclassified costs that were previously reported in Cost of products sold to Restructuring, a separate operating cost line item. The reclassifications did not affect net income or shareholders’ equity.

Cost-Reduction and Optimization Activities

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefit costs, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, relocation of production, process optimization implementation cost and other exit costs. Hospira will transfer related operations and production of the primary products from facilities impacted by these actions to other Hospira facilities, outsource certain product components to third-party suppliers, or cease activities entirely. Restructuring and optimization costs incurred for these actions during the three months ended March 31, 2009 and 2008 were $22.2 million and $7.8 million, respectively, of which $9.4 million and $3.0 million, respectively, were reported as Restructuring with the remainder reported primarily in Cost of products sold and Selling, general and administrative. For further details regarding the Restructuring related impact of these cost-reduction and optimization activities, see Note 4 to the condensed consolidated financial statements included in Item 1.

2009 Actions.  In March 2009, Hospira announced details of a multi-stage restructuring and optimization plan (“Project Fuel”) which will occur over the next two years. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organization structure. Hospira expects to incur aggregate charges through 2011 related to these actions in the range of $140 million to $160 million on a pre-tax basis, of which approximately $100 million to $110 million are expected to be reported as Restructuring. During the three months ended March 31, 2009, Hospira incurred costs of $10.5 million of which $4.7 million is reported as Restructuring, with the remainder reported primarily in Selling, general and administrative.

2008 Actions.  In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California plant over the next two years. During the three months ended March 31, 2009, Hospira incurred costs of $3.9 million of which $3.0 million is reported as Restructuring, with the remainder reported primarily in Cost of products sold.

2006 Actions.  In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio, Montreal, Canada, and North Chicago, Illinois, and completed these plans in 2007, 2008, and in March 2009, respectively. During the three months ended March 31, 2009 Hospira incurred costs of $7.8 million of which $1.7 million is reported as Restructuring, compared to $7.8 million of which $3.0 million is reported as Restructuring during the three months ended March 31, 2008. The remainder of costs incurred are reported primarily in Cost of products sold for the three months ended March 31, 2009 and 2008, respectively.

Mayne Pharma Integration

In connection with the integration of Mayne Pharma Limited (“Mayne Pharma”) into its operations, Hospira incurred cash expenditures for the two-year period after the February 2, 2007 closing which reduced earnings, and operating and investing cash flow. These cash expenditures included integration expenses related to the closure of facilities, termination of lease agreements and employee-related benefit arrangements with the remainder related to purchase accounting items and capital projects. Cash expenditures were completed by the end of 2008. During the three months ended March 31, 2008, Hospira incurred $10.0 million of integration expenses reported primarily in Selling, general and administrative.

Results of operations for the three months ended March 31, 2009 compared to March 31, 2008

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2009	2008	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$333.1	$340.7	(2.2)%
Other Pharma	137.8	121.9	13.0%
	470.9	462.6	1.8%
Devices
Medication Management Systems	121.4	118.1	2.8%
Other Devices	92.4	93.5	(1.2)%
	213.8	211.6	1.0%

Total Americas	684.7	674.2	1.6%

EMEA—
Pharmaceuticals
Specialty Injectables	57.6	78.3	(26.4)%
Other Pharma	27.7	36.6	(24.3)%
	85.3	114.9	(25.8)%
Devices
Medication Management Systems	19.1	20.4	(6.4)%
Other Devices	16.8	17.5	(4.0)%
	35.9	37.9	(5.3)%

Total EMEA	121.2	152.8	(20.7)%

APAC—
Pharmaceuticals
Specialty Injectables	39.0	45.6	(14.5)%
Other Pharma	3.6	4.1	(12.2)%
	42.6	49.7	(14.3)%
Devices
Medication Management Systems	4.7	5.7	(17.5)%
Other Devices	6.5	6.3	3.2%
	11.2	12.0	(6.7)%

Total APAC	53.8	61.7	(12.8)%

Net Sales	$859.7	$888.7	(3.3)%

Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume IV solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products and other miscellaneous device products.

Net sales decreased (3.3)%. Excluding the impact of changes in foreign exchange rates Net sales increased 2.4%.

Americas

Net sales in the Americas segment increased 1.6%, or 3.9% excluding the impact of changes in foreign exchange rates. The decrease in net sales of Specialty Injectable Pharmaceuticals was due to significant wholesaler stocking in the prior year, partially offset by increased volume for anesthesia products including Hospira’s proprietary drug Precedex® and the impact of competitor supply issues. Other Pharma net sales increased due to higher demand from certain contract manufacturing customers and increased large volume IV solutions sales due to Group Purchasing Organizations contract awards. Net sales in Medication Management Systems increased due to solid penetration, particularly for Symbiq®, Hospira’s newest general infusion system. Other Devices net sales decreased due to price and the impact of changes in foreign exchange rates, partially offset by volume growth in gravity administration sets.

EMEA

Net sales in the EMEA segment decreased (20.7)%. Excluding the impact of changes in foreign exchange rates EMEA Net sales decreased (5.7)%. Specialty Injectable Pharmaceuticals net sales decreased primarily due to expected price decreases in oncology products, partially offset by sales of a newly launched biogeneric. Net sales of Other Pharma were lower due to declines in demand from certain contract manufacturing customers. Excluding the changes in foreign exchange rates, net sales in Medication Management Systems increased due to higher sales volume of ambulatory and large volume infusion systems.

APAC

Net sales in the APAC segment decreased (12.8)%. Excluding the impact of changes in foreign exchange rates APAC Net sales increased 7.9%. Excluding the changes in foreign exchange rates, Specialty Injectables net sales increased due to higher demand in certain anesthesia products including Hospira’s proprietary drug Precedex®, anti-infective and oncology products. Excluding the changes in foreign exchange rates net sales in Other Pharma and Other Devices increased due to higher volume.

Gross Profit

Three months ended March 31 (dollars in millions)	2009	2008	Percent change
Gross profit	$319.6	$317.0	0.8%
As a percent of net sales	37.2%	35.7%

Gross profit, Net sales less Cost of products sold, increased $2.6 million, or 0.8%, for the three months ended March 31, 2009, compared with the same period in 2008.

The gross profit increase is primarily the result of favorable product mix and improved manufacturing performance. These increases were partially offset by the impact of changes in foreign exchange rates, and higher freight and distribution expense. Gross profit as a percentage of Net sales increased to 37.2% for the three months ended March 31, 2009, from 35.7% for the three months ended March 31, 2008.

Restructuring

Three months ended March 31 (dollars in millions)	2009	2008	Percent change
Restructuring	$9.4	$3.0	213.3%
As a percent of net sales	1.1%	0.3%

Restructuring increased $6.4 million, or 213.3%, for the three months ended March 31, 2009, compared with the same period in 2008. The increase in Restructuring was primarily due to severance and other employee benefit costs related to Project Fuel and Morgan Hill, California plant actions announced in March 2009 and April 2008, respectively. Restructuring, primarily severance costs, incurred for the three months ended March 31, 2008 was related to the action to close the North Chicago, Illinois manufacturing plant, which was completed in March 2009.

Research and Development

Three months ended March 31 (dollars in millions)	2009	2008	Percent change
Research and development expense	$50.0	$49.9	0.2%
As a percent of net sales	5.8%	5.6%

Research and development (“R&D”) expenses increased $0.1 million, or 0.2%, for the three months ended March 31, 2009, compared with the same period in 2008. The increase was primarily related to increased spending on device product development and increased spending on product development related to new compounds in Hospira’s generic injectable drug pipeline, offset by the impact of changes in foreign exchange rates.

Selling, General and Administrative

Three months ended March 31 (dollars in millions)	2009	2008	Percent change
Selling, general and administrative expense	$145.5	$152.4	(4.5)%
As a percent of net sales	16.9%	17.1%

Selling, general and administrative (“SG&A”) expenses decreased $6.9 million, or (4.5)%, for the three months ended March 31, 2009, compared with the same period in 2008. The decrease was primarily due to the impact of changes in foreign exchange rates, partially offset by higher sales and marketing support costs in the EMEA and APAC segments due primarily to new product launches that occurred throughout 2008 and early 2009. In addition, the three months ended March 31, 2009 include process optimization implementation costs incurred under Project Fuel whereas the three months ended March 31, 2008 included expenses related to the Mayne Pharma integration which was completed by the end of 2008.

Interest Expense and Other Income, Net

Hospira incurred interest expense of $26.9 million for the three months ended March 31, 2009 and $31.4 million in the same period in 2008. The decrease was primarily due to lower debt outstanding in 2009 and lower interest rates on floating rate notes. Other (income), net was $(0.3) million for the three months ended March 31, 2009 compared to $(4.1) million for the three months ended March 31, 2008. The decrease is due to lower interest income and foreign exchange transaction gains and losses, net.

Income Tax Expense

During the three months ended March 31, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was completed and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both the audit years settled and resultant impact on tax years 2006 through 2008 in aggregate totaling $100.7 million, of which $91.9 million is recognized in the results for the three months ended March 31, 2009 as a discrete income tax benefit. As a result, the effective tax rate was a benefit of 87.8% for the three months ended March 31, 2009, compared to an expense of 22.5% for the same period in 2008. Excluding the effect of the discrete income tax benefit, the effective tax rate for the three months ended March 31, 2009 was an expense of 16.4% which is less than 2008 due to lower unrecognized tax benefits in 2009, the re-enactment of the U.S. research tax credit, and decreased income in higher tax rate jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S.

Liquidity and Capital Resources at March 31, 2009 compared with December 31, 2008

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, capital expenditures, and repay debt. Other capital resources include cash on hand, borrowing availability under a $375.0 million revolving credit facility expiring in December 2010 and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and investments in cost reduction and optimization activities for the foreseeable future.

Summary of Cash Flows

	Three Months Ended March 31,
(dollars in millions)	2009	2008
Cash flow provided by (used in):
Operating activities	$89.3	$73.5
Investing activities	(43.9)	(81.1)
Financing activities	6.9	(6.9)

Cash flows provided by operating activities increased in the three months ended March 31, 2009, compared with the same period in 2008 primarily due to higher net income adjusted for non cash items. In addition, improved collections of trade receivables were generally offset by other changes in working capital.

Cash flows used in investing activities decreased during the three months ended March 31, 2009, compared with the same period in 2008. The decrease was primarily due to lower capital expenditures in 2009 and payments in the three months ended March 31, 2008 related to Hospira’s acquisition of product rights in late 2007.

Cash flows provided by financing activities increased during the three months ended March 31, 2009, compared with the same period in 2008. The increase was primarily due to lower cash outflow for payments on the term loan of $5.0 million in the three months ended March 31, 2009, compared to $25.0 million in the prior year period.

Debt and Capital

Beginning in March 2009, the $375.0 million principal amount of floating rate notes are classified as short-term borrowings as they mature in March 2010. The $300.0 million principal 4.95% senior unsecured notes mature in June 2009 and are expected to be paid in full. The remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due March 2010 was paid in January 2009.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”). The Revolver is available for working capital and other requirements. As of March 31, 2009, Hospira had no amounts outstanding under the Revolver.

Certain of our borrowings agreements contain covenants that require compliance with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2009, Hospira was in compliance with all applicable covenants.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

Adoption of New Accounting Standards

Hospira adopted the provisions of the Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) to the interim period ending after March 15, 2009. FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107 to include interim periods. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

In December 2008 the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires more detailed disclosures about Hospira’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required for the consolidated financial statements at Hospira’s 2009 year end. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows.

Hospira adopted the required provisions of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible

Assets” (“FSP 142-3”) on January 1, 2009. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to intangible assets acquired on or after January 1, 2009. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 1, 2009. SFAS No. 161 expands the disclosure requirements for derivative instruments and hedging activities. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”) on January 1, 2009. EITF 07-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) on January 1, 2009. SFAS No. 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations that close in years beginning on or after December 15, 2008. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

The provisions of FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) delayed the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information provided in Item 7A. to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2009 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The disclosure contained in Note 13 to the condensed consolidated financial statements included in Part I. Item 1 hereof is incorporated herein by reference.

Item 1A.  Risk Factors

Please refer to Item 1A. in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-January 31, 2009	—	$—	—	$100,233,606
February 1-February 28, 2009	—	$—	—	$100,233,606
March 1-March 31, 2009	5,272	$30.38	—	$100,233,606
Total	5,272	$30.38	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of March 31, 2009, Hospira had purchased 7,584,400 shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

Item 6.  Exhibits

A list of exhibits filed herewith or incorporated by reference herein immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: April 28, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form.

12.1	Statement regarding Computation of Ratios.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.