Form 10-Q
period 2009-06-30
HOSPIRA INC
filed 2009-07-29
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 24, 2009, Registrant had outstanding 161,086,797 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$956.9	$901.6	$1,816.6	$1,790.3

Cost of products sold	610.7	566.4	1,150.8	1,138.1
Restructuring and impairment	55.9	6.3	65.3	9.3
Research and development	52.9	58.0	102.9	107.9
Acquired in-process research and development	—	0.5	—	0.5
Selling, general and administrative	146.3	152.7	291.8	305.1
Total operating cost and expenses	865.8	783.9	1,610.8	1,560.9
Income From Operations	91.1	117.7	205.8	229.4

Interest expense	28.2	28.2	55.1	59.6
Other expense (income), net	14.5	—	14.2	(4.1)
Income Before Income Taxes	48.4	89.5	136.5	173.9

Income tax expense (benefit)	22.9	20.4	(54.5)	39.4
Net Income	$25.5	$69.1	$191.0	$134.5

Earnings Per Common Share:
Basic	$0.16	$0.43	$1.19	$0.85
Diluted	$0.16	$0.43	$1.18	$0.83
Weighted Average Common Shares Outstanding:
Basic	160.5	159.1	160.0	158.9
Diluted	162.4	161.5	161.5	161.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2009	2008
Cash Flow From Operating Activities:
Net income	$191.0	$134.5
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	83.2	93.9
Amortization of intangible assets	30.7	34.4
Write-off of acquired in-process research and development	—	0.5
Stock-based compensation expense	22.7	24.5
Deferred income tax and other tax adjustments	(98.3)	(4.6)
Impairment and other asset charges	69.7	—
Net gains on sales of assets	—	(0.5)
Changes in assets and liabilities-
Trade receivables	(2.8)	(44.5)
Inventories	(6.3)	(51.2)
Prepaid expenses and other assets	(11.4)	13.5
Trade accounts payable	(32.8)	9.8
Other liabilities	(18.2)	(41.5)
Other, net	8.5	13.8
Net Cash Provided by Operating Activities	236.0	182.6
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(77.8)	(86.7)
Acquisitions, net of cash acquired, and payments for contingent consideration	(14.2)	(20.4)
Purchases of intangibles and other investments	(3.2)	(42.3)
Proceeds from sale of facilities	—	0.8
Purchases of marketable equity securities	—	(24.5)
Net Cash Used in Investing Activities	(95.2)	(173.1)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	246.7	—
Repayment of long-term debt	(306.1)	(85.1)
Other borrowings, net	0.7	7.0
Excess tax benefit from stock-based compensation arrangements	0.2	1.0
Proceeds from stock options exercised	35.4	22.5
Net Cash Used in Financing Activities	(23.1)	(54.6)
Effect of exchange rate changes on cash and cash equivalents	7.0	5.4
Net change in cash and cash equivalents	124.7	(39.7)
Cash and cash equivalents at beginning of period	483.8	241.1
Cash and cash equivalents at end of period	$608.5	$201.4

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$54.8	$62.4
Income taxes, net of refunds	$18.7	$27.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$608.5	$483.8
Trade receivables, less allowances of $7.7 in 2009 and $6.7 in 2008	594.4	583.4
Inventories	864.7	830.5
Deferred income taxes	191.7	172.2
Prepaid expenses and other current assets	48.5	35.7
Other receivables	50.5	43.7
Total Current Assets	2,358.3	2,149.3
Property and equipment, net	1,183.2	1,192.1
Intangible assets, net	399.7	404.4
Goodwill	1,189.5	1,167.4
Deferred income taxes	62.1	70.1
Investments	41.3	37.6
Other assets	54.8	53.2
Total Assets	$5,288.9	$5,074.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$402.0	$338.3
Trade accounts payable	200.4	231.5
Salaries, wages and commissions	121.2	144.7
Deferred income taxes	—	1.5
Other accrued liabilities	340.7	331.5
Total Current Liabilities	1,064.3	1,047.5
Long-term debt	1,705.8	1,834.0
Deferred income taxes	29.9	25.2
Post-retirement obligations	200.3	195.5
Other long-term liabilities	94.3	195.5
Commitments and Contingencies
Total Shareholders’ Equity	2,194.3	1,776.4
Total Liabilities and Shareholders’ Equity	$5,288.9	$5,074.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balances at January 1, 2009	159.6	$1.7	$(299.8)	$1,234.2	$1,136.2	$(295.9)	$1,776.4
Net income	—	—	—	—	191.0	—	191.0
Other comprehensive income	—	—	—	—	—	166.3	166.3
Changes in shareholders’ equity related to incentive stock programs	1.5	—	—	60.6	—	—	60.6
Balances at June 30, 2009	161.1	$1.7	$(299.8)	$1,294.8	$1,327.2	$(129.6)	$2,194.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Events that occurred after June 30, 2009, up until the filing with the SEC which occurred on July 29, 2009 were considered in the preparation of these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. Among other changes, during 2009 Hospira reclassified costs that were previously reported in Cost of products sold and Research and development to Restructuring and impairment, a separate operating costs and expenses line item. See Note 3 for additional details related to Restructuring and impairment. The reclassifications did not affect net income or shareholders’ equity.

Recently Issued and Adoption of New Accounting Standards

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The adoption of this pronouncement is not expected to have a material effect on Hospira’s consolidated financial statements.

Hospira adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) for the interim period ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. There was no impact to Hospira’s current condensed consolidated financial position, results of operations, or cash flows upon initial adoption of this statement.

Hospira adopted the provisions of the FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) for the interim period ending after March 15, 2009. FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to include interim periods. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of the FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”) on January 1, 2009. FSP 132(R)-1 requires more detailed disclosures about Hospira’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required beginning with the year end 2009 consolidated financial statements. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) on January 1, 2009. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to intangible assets acquired on or after January 1, 2009. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

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

Note 2 – Investments

In April 2008, Hospira purchased $24.5 million of marketable equity securities and the market value declined by $16.6 million through June 30, 2009. Hospira assessed during the three months ended June 30, 2009 the decline in the market value to be other-than-temporary, primarily due to the duration and severity of the investment’s decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized a non-cash, impairment charge of $16.6 million in Other expense (income), net during the three and six months ended June 30, 2009. The fair value of the investments may continue to be adversely impacted by the volatility in the global equity markets, length of time the investment’s market value is below the revised invested value, Hospira’s ability and intent to remain invested and the prospects for recovery, among other factors.

Note 3 – Restructuring Actions and Asset Impairments

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, other asset charges and exit costs.

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a multi-stage restructuring and optimization plan (“Project Fuel”) which will occur over the next two years. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organizational structure. Hospira expects to incur aggregate restructuring costs and other asset charges, over the next two years, related to these actions in the range of $100 million to $110 million on a pre-tax basis. During the three and six months ended June 30, 2009 Hospira incurred, primarily in the Americas segment, pre-tax Restructuring costs of $4.4 million and $9.1 million, respectively. Inventory charges of $1.7 million related to product portfolio optimization, primarily impacting the Americas segment, are included in Cost of products sold during the three and six months ended June 30, 2009.

As part of the Project Fuel initiatives, in June 2009, Hospira committed to dispose of certain non-strategic businesses and the underlying assets over the next twelve months, including Hospira’s critical care business. The expected range of proceeds to be received from these divestitures will be less than the historical carrying value. These businesses have not been historically material to the consolidated financial statements. As a result of these commitments, non-cash, pre-tax impairment charges of $48.3 million were recognized in Restructuring and impairment and non-cash, pre-tax inventory charges of $3.1 million were recognized in Cost of products sold during the three months ended June 30, 2009. The impairment charges reduced property and equipment for these businesses by $18.2 million, allocated goodwill by $7.6 million and intangible assets by $22.5 million impacting primarily the Americas segment. The assets held for sale include $26.0 million of long-lived assets and $28.2 million of other net assets, primarily inventory.

The following summarizes the Project Fuel restructuring and asset impairment activity for 2009:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2008	Incurred	Payments	Items	June 30, 2009
Employee-related benefit costs	$—	$9.1	$(4.1)	$—	$5.0
Impairment charges	—	48.3	—	(48.3)	—
	$—	$57.4	$(4.1)	$(48.3)	$5.0

Facilities Optimization

2008 Actions.  In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years. Hospira expects to incur aggregate restructuring costs through 2011 related to this action in the range of $20 million to $24 million on a pre-tax basis. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira has incurred $15.0 million, pre-tax, to date for restructuring costs, primarily employee related, associated with this action. During the three months ended June 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $3.2 million and $2.6 million, respectively. During the six months ended June 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $6.2 million and $2.6 million, respectively.

2006 Actions.  In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada and North Chicago, Illinois and completed these plans in 2007, 2008, and in March 2009, respectively. Hospira incurred $50.7 million, pre-tax, in aggregate for restructuring costs associated with these actions. During the three months ended June 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $0.0 million and $3.7 million, respectively. During the six months ended June 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $1.7 million and $6.7 million, respectively.

The following summarizes the Facilities Optimization (Morgan Hill, California; Ashland, Ohio; Montreal, Canada; North Chicago, Illinois) restructuring activity for 2009:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2008	Incurred	Payments	Items	June 30, 2009
Employee-related benefit costs	$17.4	$6.4	$(11.7)	$—	$12.1
Accelerated depreciation	—	1.1	—	(1.1)	—
Other	1.0	0.4	(0.5)	(0.4)	0.5
	$18.4	$7.9	$(12.2)	$(1.5)	$12.6

Note 4 – Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value, under the provisions of SFAS No. 157 “Fair Value Measurements,” in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	June 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Non-Financial Assets Gain/(Loss)
Assets (Financial):
Available-for-sale marketable equity securities	$6.6	$6.6	$—	$—
Foreign currency forward exchange contracts	6.8	—	6.8	—

Liabilities:
Foreign currency forward exchange contracts	2.4	—	2.4	—

Assets (Non-financial):
Long-lived assets held for sale	26.0	—	—	26.0	$(40.7)
Goodwill	$—	$—	$—	$—	$(7.6)

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value. Specific to the businesses and related assets held for sale, the fair value is based on a combination of projected discounted cash flows and market comparisons including several third-party nonbinding bids reflective of differing assumptions on the future prospects and management of these businesses. These non-financial assets are required to be measured at fair value on a non-recurring basis depending on the occurrence of commitments and triggering events defined under GAAP, among other factors.

Hospira allocated a proportion of the applicable reporting units goodwill based on the relative fair value of the businesses that will be disposed of compared to the relative fair value of the reporting units retained operations. The retained reporting units goodwill was not impaired. Goodwill allocated to the businesses held for sale with a carrying amount of $7.6 million, was measured at fair value, resulting in an impairment charge of $7.6 million to Restructuring and impairment. See Note 3 for more information on the circumstances leading to the impairments.

Note 5 – Financial Instruments and Derivatives

Hospira is exposed to market risk primarily due to changes in currency exchange rates and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. To manage currency exchange rate exposures, Hospira utilizes foreign currency forward exchange contracts not formally designated as cash flow or fair value hedges. To manage interest rate exposures, Hospira utilizes interest rate swap contracts comprised principally of fixed-to-floating rate interest rate swaps, which as designated are subject to fair-value hedge accounting treatment until termination, at which time the related gain or loss is deferred and amortized over the remaining term of the debt. The cash flows from the derivative financial instruments are reflected as operating activities in the condensed consolidated statement of cash flows.

For a more detailed description of Hospira’s financial instruments and derivatives and short-term borrowings and long-term debt, see Note 6 and Note 10, respectively, to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table summarizes Hospira’s fair value of outstanding derivatives not designated as hedging instruments:

(dollars in millions)	Balance Sheet Location	June 30, 2009	December 31, 2008
Foreign currency forward exchange contracts:	Other receivables	$6.8	$—
	Other liabilities	2.4	12.7

The following table summarizes the aggregate unrecognized gains (losses) on terminated interest rate swap contracts:

(dollars in millions)	Balance Sheet Location	June 30, 2009	December 31, 2008
Interest rate swap contracts:	Short-term borrowings	$1.0	$2.1
	Long-term debt	4.0	4.4
	Accumulated other comprehensive loss	(0.6)	(1.1)

The impact on earnings from derivatives not designated as hedging instruments, from interest rate swap contracts that qualified as fair-value hedges prior to termination and terminated interest rate swap contracts were as follows:

	Location of Gain (Loss) Recognized on	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	Derivatives	2009	2008	2009	2008
Foreign currency forward exchange contracts	Other expense (income), net	$0.8	$4.3	$6.7	$(4.1)
Interest rate swap contracts - Fair-value	Interest expense	—	0.2	—	0.9
Interest rate swap contracts - Terminated	Interest expense	0.8	—	1.6	—

The carrying values of certain financial instruments, including primarily cash and cash equivalents, and accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices, of the senior unsecured notes are as follows:

	June 30, 2009		December 31, 2008
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$2,075.0	$2,071.7	$2,125.0	$1,924.5

Note 6 – Stock-Based Compensation

Hospira’s 2004 Long-Term Incentive Plan (“Plan”), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. In May 2009, shareholders approved amendments primarily to extend the Plan by ten years to May 14, 2019, and to increase the number of shares that may be granted during the life of the Plan by 13.0 million shares. Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $9.6 million and $10.1 million was recognized for the three months ended June 30, 2009 and 2008, respectively. The related income tax benefit recognized was $3.3 million and $3.3 million, respectively. Stock-based compensation expense of $22.7 million and $24.5 million was recognized for the six months ended June 30, 2009 and 2008, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $7.9 million and $8.7 million, respectively.

In March 2009, 3.5 million options were granted to certain employees for the 2009 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Volatility	30.2%	28.0%	30.2%	28.0%
Expected life (years)	4.0	3.4	4.5	4.5
Risk-free interest rate	2.0%	2.7%	1.8%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$9.84	$9.36	$6.35	$11.73

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

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the March performance share award grants are as follows:

	2009	2008
Volatility	37.2%	27.9%
Risk-free interest rate	1.2%	2.0%
Dividend yield	0.0%	0.0%
Fair value per performance share	$24.98	$62.39

As of June 30, 2009, there was $55.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.

Note 7 – Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”), and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three and six months ended June 30, is as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Service cost for benefits earned during the year	$0.3	$0.5	$0.6	$1.0
Interest cost on projected benefit obligations	6.5	6.2	13.0	12.4
Expected return on plans’ assets	(6.9)	(7.2)	(13.9)	(14.4)
Net amortization	0.9	0.9	1.8	1.7
Net cost	$0.8	$0.4	$1.5	$0.7

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Service cost for benefits earned during the year	$0.1	$0.1	$0.1	$0.2
Interest cost on projected benefit obligations	0.8	1.0	1.6	1.9
Net amortization	0.1	0.3	0.3	0.6
Net cost	$1.0	$1.4	$2.0	$2.7

Based on current Federal laws, regulations and applicable guidance issued in 2009, Hospira is not required to make any contributions and does not have a current plan to make any discretionary contributions to its pension plans for the remainder of 2009. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deems it is prudent to do so.

Certain Hospira employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended June 30, 2009 and 2008 were $8.9 million and $9.6 million, respectively. For the six months ended June 30, 2009 and 2008, contributions were $18.3 million and $18.7 million, respectively.

Note 8 – Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions. In the three and six months ended June 30, 2009, the effective tax rates were impacted by the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit. See Note 2 and Note 3 for more information on the circumstances leading to the impairments.

During the six months ended June 30, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both the audit years settled and resultant impact on tax years 2006 through 2008 in aggregate totaling $100.7 million, of which $91.9 million is recognized in the results for the six months ended June 30, 2009 as a discrete income tax benefit. The remaining amounts represent net changes to current taxes payable and deferred tax accounts. This outcome includes interest and state tax impacts.

Hospira remains open to tax examination for post-May 1, 2004 periods in all major tax-paying jurisdictions, including Australia, Canada, Ireland, Italy, United Kingdom, and for years 2006 forward for the United States.

Note 9 – Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2009	2008	2009	2008
Weighted average basic common shares outstanding	160.5	159.1	160.0	158.9
Incremental shares outstanding related to stock-based awards	1.9	2.4	1.5	2.3
Weighted average dilutive common shares outstanding	162.4	161.5	161.5	161.2

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 6.8 million and 9.7 million for the three and six months ended June, 2009, respectively, and 5.4 million and 5.5 million for the three and six months ended June 30, 2008, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 10 – Supplemental Financial Information

Inventories consist of the following:

	June 30,	December 31,
(dollars in millions)	2009	2008
Finished products	$520.5	$510.1
Work in process	128.8	130.6
Materials	215.4	189.8
Total inventories	$864.7	$830.5

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2009	2008
Property and equipment, at cost	$2,524.1	$2,540.5
Accumulated depreciation	(1,340.9)	(1,348.4)
Total property and equipment, net	$1,183.2	$1,192.1

Other long-term liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2009	2008
Unrecognized tax benefits, penalties and interest(1)	$73.6	$174.9
All other	20.7	20.6
Total other long-term liabilities	$94.3	$195.5

(1)           Reflects conclusion and effective settlement of the IRS audit of Hospira’s 2004 and 2005 tax returns during the six months ended June 30, 2009.

Note 11 – Goodwill and Intangible Assets, Net

The following summarizes goodwill and intangible assets, net activity:

					Currency
	Balance at				Translation Effect	Balance at
(dollars in millions)	December 31, 2008	Acquisitions	Amortization	Impairment	and Other	June 30, 2009
Goodwill	$1,167.4	$—	$—	$(7.6)	$29.7	$1,189.5
Intangible assets, net	404.4	0.1	(30.7)	(22.5)	48.4	399.7

See Note 3 for more information on the circumstances leading to the impairments, and Note 4 for fair value considerations.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (2 to 11 years, weighted average 10 years). Intangible asset amortization expense was $16.0 million and $17.5 million for the three months ended June 30, 2009 and 2008, respectively. Intangible asset amortization expense was $30.7 million and $34.4 million for the six months ended June 30, 2009 and 2008, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $27 million for the remainder of 2009, $54 million for 2010, $52 million for 2011, $41 million for 2012, and $39 million for 2013.

Additionally, intangible assets, net consist of the following:

	June 30, 2009			December 31, 2008
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$492.9	$(123.0)	$369.9	$464.3	$(92.0)	$372.3
Customer relationships	31.2	(10.3)	20.9	28.1	(7.5)	20.6
Technology	13.7	(4.8)	8.9	15.1	(3.6)	11.5
	$537.8	$(138.1)	$399.7	$507.5	$(103.1)	$404.4

Note 12 – Short-term Borrowings and Long-term Debt

For a more detailed description of Hospira’s short-term borrowings and long-term debt, see Note 10 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2009, the remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due March 2010, was paid. Beginning in March 2009, the $375.0 million principal amount of floating rate notes are classified as short-term borrowings as they mature in March 2010. In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually, for general corporate purposes. This issuance contains covenants consistent with current borrowings. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”) expiring in December 2010. The Revolver is available for working capital and other requirements. As of June 30, 2009, Hospira had no amounts outstanding under the Revolver.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2009, Hospira was in compliance with all applicable covenants.

Note 13 – Litigation

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

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division]/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” In July 2008, the court denied defendants’ motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint. Trial of this matter has begun and is ongoing. In the third quarter of 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

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

Hospira’s litigation exposures, including product liability claims, are evaluated each reporting period. Hospira’s reserves, which are not significant at June 30, 2009 and December 31, 2008, are the best estimate of loss, as defined by SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 14 – Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2009 and December 31, 2008, 168.7 million and 167.2 million common shares were issued and 161.1 million and 159.6 million common shares were outstanding, respectively.

Treasury Stock

Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

Note 15 – Comprehensive Income and Accumulated Other Comprehensive Loss, net of tax

Comprehensive income, net of taxes consists, of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2009		2008		2009		2008
Foreign currency translation adjustments, net of taxes of $0.0		$174.8		$47.3		$147.5		$105.9
Pension liability adjustments, net of taxes $(0.4) million and $(0.4) million for the three months ended June 30, 2009 and 2008, respectively, and $(0.8) million and $(1.1) million for the six months ended June 30, 2009 and 2008, respectively		0.9		0.7		1.5		1.9
Marketable Equity Securities:
Unrealized income (losses) on marketable equity securities, net of taxes $0.0 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.0 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively	$0.2		$(6.2)		$0.2		$(6.2)
Reclassification for other-than-temporary impairment charge included in net income	16.6		—		16.6		—
		16.8		(6.2)		16.8		(6.2)
Reclassification for losses on terminated interest rate hedges, net of taxes $ (0.1) million and $0.0 million for the three months ended June 30, 2009 and 2008, respectively, and $(0.3) million and $0.0 million for the six months ended June 30, 2009 and 2008, respectively, included in net income		0.2		—		0.5		0.1
Other Comprehensive Income		192.7		41.8		166.3		101.7
Net Income		25.5		69.1		191.0		134.5
Comprehensive Income		$218.2		$110.9		$357.3		$236.2

Accumulated other comprehensive loss, net of taxes, consists of the following:

	June 30,	December 31,
(dollars in millions)	2009	2008
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$(30.4)	$(177.9)
Cumulative retirement plans unrealized losses, net of taxes $63.1 million and $63.9 million, respectively	(98.6)	(100.1)
Cumulative unrealized losses on marketable equity securities, net of taxes of $0.0	—	(16.8)
Cumulative losses on terminated interest rate hedges, net of taxes $0.4 million and $0.7 million, respectively	(0.6)	(1.1)
Accumulated Other Comprehensive Loss	$(129.6)	$(295.9)

Note 16 – Segment Information

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

Hospira’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other expense (income), net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

The table below presents information about Hospira’s reportable segments:

	Three Months Ended June 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2009	2008	2009	2008

Americas	$751.7	$677.2	$123.2	$138.6
EMEA	138.4	156.6	1.2	1.8
APAC	66.8	67.8	(2.8)	5.1

Total reportable segments	$956.9	$901.6	121.6	145.5

Corporate functions			(20.9)	(17.7)
Stock-based compensation			(9.6)	(10.1)
Income from operations			91.1	117.7
Interest expense and other expense (income), net			(42.7)	(28.2)

Income before income taxes			$48.4	$89.5

	Six Months Ended June 30,
	Net Sales		Income from Operations
(dollars in millions)	2009	2008	2009	2008

Americas	$1,436.4	$1,351.4	$258.2	$274.9
EMEA	259.6	309.4	11.3	6.3
APAC	120.6	129.5	0.4	7.2

Total reportable segments	$1,816.6	$1,790.3	269.9	288.4

Corporate functions			(41.4)	(34.5)
Stock-based compensation			(22.7)	(24.5)
Income from operations			205.8	229.4
Interest expense and other expense (income), net			(69.3)	(55.5)

Income before income taxes			$136.5	$173.9

	Goodwill
	June 30,	December 31,
(dollars in millions)	2009	2008

Americas	$769.4	$772.2
EMEA	241.8	242.0
APAC	178.3	153.2

Total reportable segments	$1,189.5	$1,167.4

Note 17 – Subsequent Events

In early July 2009, Hospira announced an agreement to sell its critical care business including commercial rights and assets for approximately $35.0 million in cash as part of the Project Fuel initiatives further described in Note 3.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report on Form 10-Q for the three month period ended March 31, 2009, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. Among other changes, during 2009 Hospira reclassified costs that were previously reported in Cost of products sold and Research and development to Restructuring and impairment, a separate operating costs and expenses line item. The reclassifications did not affect net income or shareholders’ equity.

Cost-Reduction and Optimization Activities

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation other asset charges and exit costs.

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a multi-stage restructuring and optimization plan (“Project Fuel”) which will occur over the next two years. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organization structure. Hospira expects to incur aggregate charges, over the next two years, related to these actions in the range of $140 million to $160 million on a pre-tax basis, of which approximately $100 million to $110 million are expected to be reported as Restructuring costs and other asset charges. As part of Project Fuel initiatives, in June 2009, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. As a result of these decisions and measurement of the fair value of these businesses, Hospira recognized pre-tax impairment charges of $48.3 million and non-cash, pre-tax inventory charges of $3.1 million. As Hospira continues to consider each initiative, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors.

Facilities Optimization

2008 and 2006 Actions.  In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio, Montreal, Canada, and North Chicago, Illinois, and completed these plans in 2007, 2008, and in March 2009, respectively.

Restructuring, impairment and optimization costs incurred for these actions collectively were reported in the condensed consolidated statements of income line items included in Item 1 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008
Cost of products sold	$5.2	$3.4	$12.2	$7.8
Restructuring and impairment	55.9	6.3	65.3	9.3
Research and development	0.9	0.2	1.3	0.6
Selling, general and administrative	9.2	—	14.6	—
Total pre-tax Project Fuel and Facilities Optimization charges	$71.2	$9.9	$93.4	$17.7

For further details regarding the Restructuring and impairment related impact of these cost-reduction and optimization activities, see Note 3 and Note 4 to the condensed consolidated financial statements included in Item 1.

Mayne Pharma Integration

In connection with the integration of Mayne Pharma Limited (“Mayne Pharma”) into its operations, Hospira incurred costs for the two-year period after the February 2, 2007 closing. These costs included integration expenses related to the closure of facilities, termination of lease agreements and employee-related benefit arrangements with the remainder related to purchase accounting items and capital projects. Integration was completed by the end of 2008. During the three and six months ended June 30, 2008, Hospira incurred $7.8 million and $17.6 million, respectively, of integration expenses reported primarily in Selling, general and administrative.

Results of operations for the three months ended June 30, 2009 compared to June 30, 2008

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended June 30,
	2009	2008	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$368.5	$299.9	22.9%
Other Pharma	139.4	122.7	13.6%
	507.9	422.6	20.2%
Devices
Medication Management Systems	152.2	161.7	(5.9)%
Other Devices	91.6	92.9	(1.4)%
	243.8	254.6	(4.2)%
Total Americas	751.7	677.2	11.0%

EMEA—
Pharmaceuticals
Specialty Injectables	68.1	78.4	(13.1)%
Other Pharma	35.4	42.4	(16.5)%
	103.5	120.8	(14.3)%
Devices
Medication Management Systems	17.5	19.3	(9.3)%
Other Devices	17.4	16.5	5.5%
	34.9	35.8	(2.5)%
Total EMEA	138.4	156.6	(11.6)%

APAC—
Pharmaceuticals
Specialty Injectables	53.0	52.4	1.1%
Other Pharma	2.7	3.5	(22.9)%
	55.7	55.9	(0.4)%
Devices
Medication Management Systems	4.9	5.0	(2.0)%
Other Devices	6.2	6.9	(10.1)%
	11.1	11.9	(6.7)%
Total APAC	66.8	67.8	(1.5)%

Net Sales	$956.9	$901.6	6.1%

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

Net sales increased 6.1%, or 11.4% excluding the impact of changes in foreign exchange rates. The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 11.0%, or 12.9% excluding the impact of changes in foreign exchange rates. The increase in net sales of Specialty Injectable Pharmaceuticals was due to the timing of wholesaler purchases, which in 2008 included significant wholesale destocking. In addition, Specialty Injectable Pharmaceuticals net sales were higher due to increased volume from Group Purchasing Organizations (“GPO”) contract awards, increased volume for anesthesia products including Hospira’s proprietary drug Precedex®, new product introductions, and the impact of competitor supply issues. Other Pharma net sales increased due to higher sales of large volume IV solutions associated with GPO contract awards. Net sales in Medication Management Systems decreased due to lower large volume infusion system sales, which in 2008 included higher volumes, particularly for Symbiq®, due to improvements in the implementation process, offset by increased volume for administration sets.

EMEA

Net sales in the EMEA segment decreased (11.6)%. Excluding the impact of changes in foreign exchange rates EMEA Net sales increased 3.5%. Specialty Injectable Pharmaceuticals net sales increased primarily due to increased sales of a newly launched biogeneric, partially offset by lower volume and price decreases in oncology products. Net sales in Medication Management Systems increased due to higher volume of ambulatory and large volume infusion systems administration sets.

APAC

Net sales in the APAC segment decreased (1.5)%. Excluding the impact of changes in foreign exchange rates APAC Net sales increased 14.6%. Specialty Injectables net sales increased due to higher volume in certain anesthesia, anti-infective, oncology and cardiovascular products. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory and large volume infusion systems and administration sets.

Gross Profit

Three months ended June 30 (dollars in millions)	2009	2008	Percent change
Gross profit	$346.2	$335.2	3.3%
As a percent of net sales	36.2%	37.2%

Gross profit, Net sales less Cost of products sold, increased $11.0 million, or 3.3%, for the three months ended June 30, 2009, compared with the same period in 2008.

The gross profit increase is primarily the result of higher sales volume, partially offset by the impact of changes in foreign exchange rates as well as changes in product mix. Gross profit as a percentage of Net sales decreased to 36.2% for the three months ended June 30, 2009, from 37.2% for the three months ended June 30, 2008.

Restructuring and impairment

Three months ended June 30 (dollars in millions)	2009	2008	Percent change
Restructuring and impairment	$55.9	$6.3	787.3%
As a percent of net sales	5.8%	0.7%

Restructuring and impairment charges were $55.9 million for the three months ended June 30, 2009, compared with $6.3 million for the same period in 2008. The increase in Restructuring and impairment was primarily due to non-cash, pre-tax charges of $48.3 million related to the impairment of property and equipment, allocated goodwill and intangible asset impairments associated with Project Fuel initiatives. Restructuring, primarily severance costs, incurred for the three months ended June 30, 2008 was related to actions taken at the manufacturing plants located in Ashland, Ohio; Montreal, Canada; North Chicago, Illinois and Morgan Hill, California.

Research and Development

Three months ended June 30 (dollars in millions)	2009	2008	Percent change
Research and development	$52.9	$58.0	(8.8)%
As a percent of net sales	5.5%	6.4%

Research and development (“R&D”) expenses decreased $5.1 million, or (8.8)%, for the three months ended June 30, 2009,

compared with the same period in 2008. The decrease was primarily related to the timing of clinical trial spending, the impact of changes in foreign exchange rates and productivity improvements associated with Project Fuel initiatives, partially offset by increased spending on generic injectable and device product development.

Acquired In-Process Research and Development

In the three months ended June 30, 2008, as part of an acquisition purchase price allocation, Hospira expensed $0.5 million to acquired in-process research and development related to pipeline products.

Selling, General and Administrative

Three months ended June 30 (dollars in millions)	2009	2008	Percent change
Selling, general and administrative	$146.3	$152.7	(4.2)%
As a percent of net sales	15.3%	16.9%

Selling, general and administrative (“SG&A”) expenses decreased $6.4 million, or (4.2)%, for the three months ended June 30, 2009, compared with the same period in 2008. The decrease was primarily due to the impact of changes in foreign exchange rates and cost reductions associated with Project Fuel initiatives, partially offset by higher sales and marketing support costs in the EMEA segment. In addition, the three months ended June 30, 2009 include process optimization implementation costs incurred under Project Fuel compared to the same period in 2008 which included only expenses related to the Mayne Pharma integration completed by the end of 2008.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $28.2 million for the three months ended June 30, 2009 and 2008, respectively. The increased expense in Other expense (income), net for the three months ended June 30, 2009 compared to 2008 was primarily due to an other-than-temporary impairment of marketable equity securities charge of $16.6 million recognized in the three months ended June, 30, 2009. See Note 2 to the condensed consolidated financial statements included in Item 1.

Income Tax Expense (Benefit)

The effective tax rate increased to 47.3% for the three months ended June 30, 2009, compared to 22.8% for the same period in 2008 due to the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit. Excluding these impairment-related tax treatments, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Results of operations for the six months ended June 30, 2009 compared to June 30, 2008

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2009	2008	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$701.6	$640.6	9.5%
Other Pharma	277.2	244.6	13.3%
	978.8	885.2	10.6%
Devices
Medication Management Systems	273.6	279.8	(2.2)%
Other Devices	184.0	186.4	(1.3)%
	457.6	466.2	(1.8)%
Total Americas	1,436.4	1,351.4	6.3%

EMEA—
Pharmaceuticals
Specialty Injectables	125.7	156.7	(19.8)%
Other Pharma	63.1	79.0	(20.1)%
	188.8	235.7	(19.9)%
Devices
Medication Management Systems	36.6	39.7	(7.8)%
Other Devices	34.2	34.0	0.6%
	70.8	73.7	(3.9)%
Total EMEA	259.6	309.4	(16.1)%

APAC—
Pharmaceuticals
Specialty Injectables	92.0	98.0	(6.1)%
Other Pharma	6.3	7.6	(17.1)%
	98.3	105.6	(6.9)%
Devices
Medication Management Systems	9.6	10.7	(10.3)%
Other Devices	12.7	13.2	(3.8)%
	22.3	23.9	(6.7)%
Total APAC	120.6	129.5	(6.9)%

Net Sales	$1,816.6	$1,790.3	1.5%

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

Net sales increased 1.5%, or 7.0% excluding the impact of changes in foreign exchange rates. The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 6.3%, or 8.4% excluding the impact of changes in foreign exchange rates. The increase in net sales of Specialty Injectable Pharmaceuticals was due to increased volume from GPO contract awards, increased volume for anesthesia products including Hospira’s proprietary drug Precedex® and the impact of competitor supply issues. Other Pharma net sales increased due to higher demand from certain contract manufacturing customers and increased large volume IV solutions sales due to GPO contract awards. Net sales in Medication Management Systems were slightly higher with volume increases in dedicated administration sets and higher Symbiq® sales.

EMEA

Net sales in the EMEA segment decreased (16.1)%, or (1.1)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased primarily due to price decreases and lower volume in oncology products, partially offset by increased sales of a newly launched biogeneric. Net sales of Other Pharma were lower due to declines in demand from certain contract manufacturing customers. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory and large volume infusion systems administration sets. Net sales in Other Devices increased due to higher volume in gravity administration sets.

APAC

Net sales in the APAC segment decreased (6.9)%. Excluding the impact of changes in foreign exchange rates APAC Net sales increased 11.4%. Specialty Injectables net sales increased due to higher demand in certain anesthesia, anti-infective, oncology, and cardiovascular products. Net sales in Other Pharma and Other Devices increased due to higher volume. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory infusion systems and large volume infusion systems administration sets.

Gross Profit

Six months ended June 30 (dollars in millions)	2009	2008	Percent change
Gross profit	$665.8	$652.2	2.1%
As a percent of net sales	36.7%	36.4%

Gross profit, Net sales less Cost of products sold, increased $13.6 million, or 2.1%, for the six months ended June 30, 2009, compared with the same period in 2008.

The gross profit increase is primarily the result of higher sales volume and improved manufacturing performance. These increases were partially offset by the impact of changes in foreign exchange rates. Gross profit as a percentage of Net sales increased to 36.7% for the six months ended June 30, 2009, from 36.4% for the six months ended June 30, 2008.

Restructuring and impairment

Six months ended June 30 (dollars in millions)	2009	2008	Percent change
Restructuring and impairment	$65.3	$9.3	602.2%
As a percent of net sales	3.6%	0.5%

Restructuring and impairment charges were $65.3 million for the six months ended June 30, 2009, compared with $9.3 million for the same period in 2008. The increase in Restructuring and impairment was primarily due to non-cash, pre-tax charges of $48.3 million related to the impairment of property and equipment, allocated goodwill and intangible asset impairments associated with Project Fuel initiatives. Restructuring, primarily severance costs, incurred for the six months ended June 30, 2008 was related to actions taken at the manufacturing plants located in Ashland, Ohio; Montreal, Canada; North Chicago, Illinois and Morgan Hill, California.

Research and Development

Six months ended June 30 (dollars in millions)	2009	2008	Percent change
Research and development	$102.9	$107.9	(4.6)%
As a percent of net sales	5.7%	6.0%

Research and development (“R&D”) expenses decreased $5.0 million, or (4.6)%, for the six months ended June 30, 2009, compared with the same period in 2008. The decrease was primarily related to the timing of clinical trial spending and the impact of changes in foreign exchange rates partially offset by increased spending on device product development.

Acquired In-Process Research and Development

In the six months ended June 30, 2008, as part of an acquisition purchase price allocation, Hospira expensed $0.5 million to acquired in-process research and development related to pipeline products.

Selling, General and Administrative

Six months ended June 30 (dollars in millions)	2009	2008	Percent change
Selling, general and administrative	$291.8	$305.1	(4.4)%
As a percent of net sales	16.1%	17.0%

Selling, general and administrative (“SG&A”) expenses decreased $13.3 million, or (4.4)%, for the six months ended June 30, 2009, compared with the same period in 2008. The decrease was primarily due to the impact of changes in foreign exchange rates and cost reductions associated with Project Fuel initiatives, partially offset by higher sales and marketing support costs in the EMEA segment. In addition, the six months ended June 30, 2009 include process optimization implementation costs incurred under Project Fuel compared to the same period in 2008 which only included expenses related to the Mayne Pharma integration which was completed by the end of 2008.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $55.1 million for the six months ended June 30, 2009 and $59.6 million in the same period in 2008. The decrease was primarily due to lower average debt outstanding in 2009 and lower interest rates on floating rate notes. Other expense (income), net was $14.2 million for the six months ended June 30, 2009 compared to $(4.1) million for the six months ended June 30, 2008. The increased expense was primarily due to an other-than-temporary impairment of marketable equity securities charge of $16.6 million recognized in the three months ended June 30, 2009. See Note 2 to the condensed consolidated financial statements included in Item 1.

Income Tax Expense (Benefit)

The effective tax rate was a benefit of 39.9% for the six months ended June 30, 2009, compared to an expense of 22.7% for the same period in 2008. During the six months ended June 30, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was completed and the years were effectively settled. The outcome of the audit settlement resulted in a $91.9 million discrete income tax benefit. Excluding the effect of the discrete income tax benefit, the effective tax rate for the six months ended June 30, 2009 was an expense of 27.4% which is greater than 2008 due to the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit. Excluding both the impairment-related tax treatments and the discrete income tax benefit, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Liquidity and Capital Resources at June 30, 2009 compared with December 31, 2008

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

Summary of Cash Flows

	Six Months Ended June 30,
(dollars in millions)	2009	2008
Cash flow provided by (used in):
Operating activities	$236.0	$182.6
Investing activities	(95.2)	(173.1)
Financing activities	(23.1)	(54.6)

Cash flows provided by operating activities increased in the six months ended June 30, 2009, compared with the same period in 2008 primarily due to higher net income adjusted for non cash items such as impairment charges. In addition, improved collections of trade receivables and changes in inventory levels were partially offset by the timing of payments on trade accounts payable and other changes in working capital.

Cash flows used in investing activities decreased during the six months ended June 30, 2009, compared with the same period in 2008. The decrease in cash flows was due to lower capital expenditures in 2009, payments in the six months ended June 30, 2008 related to Hospira’s acquisition of product rights in late 2007, and Hospira’s purchase of marketable equity securities in April 2008.

Cash flows used in financing activities decreased during the six months ended June 30, 2009, compared with the same period in 2008. The decrease was primarily due to the net of the issuance of $250.0 million aggregate principal amount notes and the payment of $300.0 million on the maturity of the notes due June 2009 during the six months ended June 30, 2009 compared to payments of $85.0 million in principal in the prior year period.

Debt and Capital

In January 2009, the remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due March 2010, was paid. Beginning in March 2009, the $375.0 million principal amount of floating rate notes are classified as short-term borrowings as they mature in March 2010. In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually, for general corporate purposes. This issuance contains covenants consistent with current borrowings. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity.

During the three months ended June 30, 2009, Hospira’s credit rating and outlook was upgraded from Baa3 negative to Baa stable by Moody’s Investor Service.

Hospira has a five-year $375.0 million unsecured revolving credit facility (the “Revolver”) expiring in December 2010. The Revolver is available for working capital and other requirements. As of June 30, 2009, Hospira had no amounts outstanding under the Revolver.

Certain borrowings agreements contain covenants that require compliance with, among other things, a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2009, Hospira was in compliance with all applicable financial covenants.

Contractual Obligations

In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually. There have been no other material changes to the contractual obligations information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.

Recently Issued and Adoption of New Accounting Standards

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 168, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. The adoption of this pronouncement is not expected to have a material effect on Hospira’s consolidated financial statements.

Hospira adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) for the interim period ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. There was no impact to Hospira’s current condensed consolidated financial position, results of operations, or cash flows upon initial adoption of this statement.

Hospira adopted the provisions of the FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) for the interim period ending after March 15, 2009. FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to include interim periods. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of the FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”) on January 1, 2009. FSP 132(R)-1 requires more detailed disclosures about Hospira’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required beginning with the year end 2009 consolidated financial statements. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

Hospira adopted the provisions of FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) on January 1, 2009. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to intangible assets acquired on or after January 1, 2009. There was no impact to Hospira’s current condensed consolidated financial position, results of operations or cash flows upon adoption of this statement.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-April 30, 2009	—	$—	—	$100,233,606
May 1-May 31, 2009	3,215	$33.81	—	$100,233,606
June 1-June 30, 2009	7,822	$35.45	—	$100,233,606
Total	11,037	$34.97	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of June 30, 2009, Hospira had purchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

Item 4.       Submission of Matters to a Vote of Security Holders

The information required by this item has been previously reported in Items 5.02 and 8.01 of Hospira’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2009.  Such information is incorporated by reference herein. In addition, with respect to the third proposal to approve amendments to Hospira’s 2004 Long-Term Stock Incentive Plan, there were 13,880,507 broker non-votes.

Item 6.       Exhibits

A list of exhibits filed herewith, furnished and not filed herewith or incorporated by reference herein immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: July 29, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1	Actions of Authorized Officers with respect to the 2015 Notes (filed as Exhibit 99.2 to the Hospira, Inc. Current Report on Form 8-K filed on May 7, 2009, and incorporated herein by reference).

4.2	Form of 6.400% Note Due 2015 (filed as Exhibit 99.3 to the Hospira, Inc. Current Report on Form 8-K filed on May 7, 2009, and incorporated herein by reference).

4.3	Officers’ Certificate and Company Order with respect to the 2015 Notes.

10.1

Hospira 2004 Long-Term Stock Incentive Plan (As Amended Effective as of May 14, 2009) (incorporated by reference to Exhibit A to Hospira’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 30, 2009).*

10.2

Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form (incorporated by reference to Exhibit 10.1 to Hospira’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on July 29, 2009, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.**

*              Management compensatory plan or arrangement

**           Furnished and not filed herewith