Form 10-Q
period 2009-09-30
HOSPIRA INC
filed 2009-10-27
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 23, 2009, Registrant had outstanding 162,159,786 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$1,007.5	$925.5	$2,824.1	$2,715.8

Cost of products sold	611.9	591.7	1,762.7	1,729.8
Restructuring and impairment	13.8	4.5	79.1	13.8
Research and development	57.9	51.0	160.8	158.9
Acquired in-process research and development	—	—	—	0.5
Selling, general and administrative	162.4	145.6	454.2	450.7
Total operating cost and expenses	846.0	792.8	2,456.8	2,353.7
Income From Operations	161.5	132.7	367.3	362.1

Interest expense	25.1	27.6	80.2	87.2
Other expense (income), net	0.1	(2.4)	14.3	(6.5)
Income Before Income Taxes	136.3	107.5	272.8	281.4

Income tax expense (benefit)	20.1	25.7	(34.4)	65.1
Net Income	$116.2	$81.8	$307.2	$216.3

Earnings Per Common Share:
Basic	$0.72	$0.51	$1.92	$1.36
Diluted	$0.71	$0.51	$1.89	$1.34
Weighted Average Common Shares Outstanding:
Basic	161.1	159.4	160.4	159.1
Diluted	163.7	161.6	162.3	161.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2009	2008
Cash Flow From Operating Activities:
Net income	$307.2	$216.3
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	126.4	141.2
Amortization of intangible assets	45.9	51.1
Write-off of acquired in-process research and development	—	0.5
Stock-based compensation expense	31.5	33.2
Deferred income tax and other tax adjustments	(84.3)	1.9
Impairment and other asset charges	83.4	—
Net gains on sales of assets	—	(3.0)
Changes in assets and liabilities-
Trade receivables	10.9	(75.8)
Inventories	(17.7)	(107.6)
Prepaid expenses and other assets	2.6	4.1
Trade accounts payable	(34.2)	7.3
Other liabilities	90.6	37.1
Other, net	(21.1)	22.3
Net Cash Provided by Operating Activities	541.2	328.6
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(118.7)	(126.9)
Acquisitions, net of cash acquired, and payments for contingent consideration	(20.7)	(22.2)
Purchases of intangibles and other investments	(9.3)	(49.6)
Proceeds from disposition of businesses	30.5	—
Proceeds from disposition of assets	—	0.8
Purchases of marketable equity securities	—	(24.5)
Net Cash Used in Investing Activities	(118.2)	(222.4)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	246.7	—
Repayment of long-term debt	(306.1)	(90.1)
Other borrowings, net	2.7	8.5
Excess tax benefit from stock-based compensation arrangements	0.8	1.0
Proceeds from stock options exercised	59.3	27.4
Net Cash Provided by (Used in) Financing Activities	3.4	(53.2)
Effect of exchange rate changes on cash and cash equivalents	10.4	(6.7)
Net change in cash and cash equivalents	436.8	46.3
Cash and cash equivalents at beginning of period	483.8	241.1
Cash and cash equivalents at end of period	$920.6	$287.4

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$87.1	$96.6
Income taxes, net of refunds	$25.7	$8.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$920.6	$483.8
Trade receivables, less allowances of $6.9 in 2009 and $6.7 in 2008	594.1	583.4
Inventories	849.5	830.5
Deferred income taxes	214.9	172.2
Prepaid expenses and other current assets	38.5	35.7
Other receivables	54.6	43.7
Total Current Assets	2,672.2	2,149.3
Property and equipment, net	1,182.8	1,192.1
Intangible assets, net	404.3	404.4
Goodwill	1,213.5	1,167.4
Deferred income taxes	24.3	70.1
Investments	50.1	37.6
Other assets	67.0	53.2
Total Assets	$5,614.2	$5,074.1
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$399.5	$338.3
Trade accounts payable	200.1	231.5
Salaries, wages and commissions	163.5	144.7
Deferred income taxes	0.1	1.5
Other accrued liabilities	412.8	331.5
Total Current Liabilities	1,176.0	1,047.5
Long-term debt	1,710.9	1,834.0
Deferred income taxes	23.1	25.2
Post-retirement obligations	167.1	195.5
Other long-term liabilities	92.0	195.5
Commitments and Contingencies
Total Shareholders’ Equity	2,445.1	1,776.4
Total Liabilities and Shareholders’ Equity	$5,614.2	$5,074.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balances at January 1, 2009	159.6	$1.7	$(299.8)	$1,234.2	$1,136.2	$(295.9)	$1,776.4
Net income	—	—	—	—	307.2	—	307.2
Other comprehensive income	—	—	—	—	—	261.2	261.2
Changes in shareholders’ equity related to incentive stock programs	2.3	—	—	100.3	—	—	100.3
Balances at September 30, 2009	161.9	$1.7	$(299.8)	$1,334.5	$1,443.4	$(34.7)	$2,445.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. Subsequent events that occurred after September 30, 2009, up until the filing with the SEC which occurred on October 27, 2009 were considered in the preparation of these condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. Among other changes, during 2009 Hospira reclassified costs that were previously reported in Cost of products sold and Research and development to Restructuring and impairment, a separate operating costs and expenses line item. See Note 4 for additional details related to Restructuring and impairment. The reclassifications did not affect net income or shareholders’ equity.

Significant Accounting Policies

Hospira’s accounting policy for revenue recognition including a description of chargebacks (estimated reimbursements to wholesalers for honoring contracted prices to end customers) is included in Note 1 — Summary of Significant Accounting Policies in the Hospira Annual Report on Form 10-K for the year ended December 31, 2008. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargeback may differ from estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented. Hospira’s generic oxaliplatin sales, launched in the United States (“U.S.”) in August 2009, are subject to chargebacks which are recorded as a reduction to gross sales and trade receivables. The oxaliplatin launch and related sales contributed to the increase in the chargebacks accrual from $60.2 million at December 31, 2008 to $254.9 million at September 30, 2009. Generally, generic product launch sales have a higher degree of end customer price movement as additional competitors enter the market and reflect wholesalers’ common practice of purchasing quantities of product at launch to assure adequate supply for end customer use. A five percent variance in the end customer contract prices for generic oxaliplatin sales subject to chargebacks at September 30, 2009 could increase or decrease net sales and income before income taxes by approximately $3.3 million.

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) codified and issued Accounting Standards Updated (“ASU”) No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method. ASU No. 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Hospira is currently evaluating the potential impact of ASU 2009-13 on the financial statements.

In October 2009, the FASB codified and issued ASU No. 2009-14, Software (Topic 985), “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 amends the guidance to exclude from the scope of software revenue accounting requirements tangible products if the product contains both software and non-software components that function together to deliver a product’s essential functionality and factors to consider in determining whether a product is within the scope of the guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Hospira is currently evaluating the potential impact of ASU No. 2009-14 on the financial statements.

Hospira adopted the provisions of FASB ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”) for interim periods ending after August 28, 2009. ASU No. 2009-05 provides guidance on measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. There was no impact to Hospira’s current condensed consolidated financial position, results of operations, or cash flows upon initial adoption of this guidance.

Effective July 1, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. Hospira began to use the new guidance and reflect the new accounting guidance references when referring to GAAP in this Form 10-Q for the quarterly period ended September 30, 2009, and all subsequent public filings will use the new accounting guidance references as the sole source of authoritative literature. As the guidance was not intended to change or alter existing GAAP, adoption of this pronouncement did not have an effect on Hospira’s condensed consolidated financial statements.

Hospira adopted the provisions of FASB Accounting Standards Codification (“ASC”) Topic 855 or SFAS No. 165, “Subsequent Events” for the interim periods ending after June 15, 2009. ASC 855-10-50-1 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. There was no impact to Hospira’s condensed consolidated financial position, results of operations, or cash flows upon initial adoption of this guidance.

Hospira adopted the provisions of ASC 825-10-65-1 or the FASB Staff Position No. FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” for the interim periods ending after March 15, 2009. ASC 825-10-65-1 expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10-65-1 to include interim periods. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Hospira adopted the provisions of ASC 715-20-65-2 or the FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” on January 1, 2009. ASC 715-20-65-2 requires more detailed disclosures about Hospira’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required beginning with the year end 2009 consolidated financial statements. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Hospira adopted the provisions of ASC 350-30-55-1C or FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” on January 1, 2009. ASC 350-30-55-1C amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350 or FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This guidance will be applied prospectively to intangible assets acquired on or after January 1, 2009. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Hospira adopted the provisions of ASC 815-10-65-1 or SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” on January 1, 2009. ASC 815-10-65-1 expands the disclosure requirements for derivative instruments and hedging activities. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Hospira adopted the provisions of ASC 808-10-10-1 or Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” on January 1, 2009. ASC 808-10-10-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Hospira adopted the provisions of ASC 805-10-65-1 or SFAS No. 141 (revised 2007), “Business Combinations” on January 1, 2009. ASC 805-10-65-1 establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. ASC 805-10-65-1 is effective for business combinations that close in years beginning on or after December 15, 2008. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

The provisions of ASC 820-10-65-1 or FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of the application of ASC Topic 820 or SFAS No. 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-

recurring basis. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Note 2 — Investments

In April 2008, Hospira purchased $24.5 million of marketable equity securities. Hospira assessed during the three months ended June 30, 2009 the decline in the market value to be other-than-temporary, primarily due to the duration and severity of the investment’s decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized a non-cash, impairment charge of $16.6 million in Other expense (income), net during the three months ended June 30, 2009. The changes in market value are reported, net-of-tax, in accumulated other comprehensive income (loss) until the investment is sold or considered other-than-temporarily impaired in periods subsequent to the June 2009 impairment. The fair value of the investment may continue to be impacted by the volatility in the global equity markets, Hospira’s ability and intent to remain invested and other factors.

Note 3 — Acquisitions

Hospira acquired intangible assets, businesses or portions thereof and other investments during the nine months ended September 30, 2009, none of which will be material to Hospira’s results of operations in 2009.  Hospira also made payments in 2009 for deferred consideration related to acquisitions made in prior years.

Note 4 — Restructuring Actions and Asset Impairments

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

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a multi-stage restructuring and optimization plan (“Project Fuel”) which will occur over the next two years. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organizational structure. Hospira expects to incur aggregate restructuring costs and other asset charges, over the next two years, related to these actions in the range of $100 million to $110 million on a pre-tax basis. During the three and nine months ended September 30, 2009 Hospira incurred, primarily in the Americas segment, pre-tax Restructuring costs of $5.7 million and $14.8 million, respectively. During the three and nine months ended September 30, 2009, inventory charges of $7.8 million and $9.5 million, respectively, related to product portfolio optimization, primarily impacting the Americas segment, are included in Cost of products sold.

As part of the Project Fuel initiatives and in connection with the close of the quarters ended in June and September 2009, Hospira committed to dispose of certain non-strategic businesses and the underlying assets over the next succeeding twelve months, including Hospira’s critical care and oral pharmaceutical contract manufacturing businesses. In some instances, the expected range of proceeds to be received from these divestitures will be less than the historical carrying value. These businesses have not historically been material to the consolidated financial statements. As a result of these commitments, non-cash, pre-tax impairment charges of $4.8 million and $53.1 million, respectively, were recognized in Restructuring and impairment for the three and nine months ended September 30, 2009.  Additionally, pre-tax inventory charges of $3.1 million were recognized in Cost of products sold during the nine months ended September 30, 2009. The impairment charges recognized during the nine months ended September 30, 2009, reduced property and equipment for these businesses by $23.0 million, allocated goodwill by $7.6 million and intangible assets by $22.5 million impacting primarily the Americas segment. Hospira received $30.5 million in cash upon completion of the critical care business disposal in August 2009 and will provide certain limited transition services through 2010.  As of September 30, 2009, the assets held for sale include $66.2 million of long-lived assets and $8.0 million of other net assets, primarily inventory.

The following summarizes the Project Fuel restructuring and asset impairment activity for 2009:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2008	Incurred	Payments	Items	September 30, 2009
Employee-related benefit costs	$—	$13.8	$(7.9)	$—	$5.9
Accelerated depreciation	—	1.0	—	(1.0)	—
Impairment charges	—	53.1	—	(53.1)	—
	$—	$67.9	$(7.9)	$(54.1)	$5.9

Facilities Optimization

2008 Actions.  In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years. Hospira expects to incur aggregate restructuring costs through 2011 related to this action in the range of $20 million to $24 million on a pre-tax basis. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira has incurred $18.3 million, pre-tax, to date for restructuring costs, primarily employee related, associated with this action. During the three months ended September 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $3.3 million and $3.5 million, respectively. During the nine months ended September 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $9.5 million and $6.1 million, respectively.

2006 Actions.  In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada and North Chicago, Illinois and completed these plans in 2007, 2008, and in March 2009, respectively. Hospira incurred $50.7 million, pre-tax, in aggregate for restructuring costs associated with these actions. During the three months ended September 30, 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $1.0 million. During the nine months ended September 30, 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $1.7 million and $7.7 million, respectively.

The following summarizes the Facilities Optimization (Morgan Hill, California; Ashland, Ohio; Montreal, Canada; North Chicago, Illinois) restructuring activity for 2009:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2008	Incurred	Payments	Items	September 30, 2009
Employee-related benefit costs	$17.4	$8.8	$(13.7)	$—	$12.5
Accelerated depreciation	—	2.0	—	(2.0)	—
Other	1.0	0.4	(0.5)	(0.4)	0.5
	$18.4	$11.2	$(14.2)	$(2.4)	$13.0

Note 5 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value, under the provisions of ASC 820 or SFAS No. 157 “Fair Value Measurements,” in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	September 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Non-Financial Assets (Loss)
Assets (Financial):
Interest rate swap derivative financial instrument	$6.5	$—	$6.5	$—
Available-for-sale marketable equity securities	12.2	12.2	—	—
Foreign currency forward exchange contracts	9.7	—	9.7	—

Liabilities (Financial):
Foreign currency forward exchange contracts	11.7	—	11.7	—

Assets (Non-financial):
Long-lived assets held for sale	17.5	—	—	17.5	$(4.8)
Goodwill	17.9	—	—	17.9	—

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

Hospira allocated a proportion of the applicable reporting units’ goodwill based on the relative fair value of the businesses that will be disposed of compared to the relative fair value of the reporting units’ retained operations. The retained reporting units’ goodwill was not impaired.  See Note 4 for more information on the circumstances leading to the allocation of Goodwill and subsequent impairments.

Note 6 — Financial Instruments and Derivatives

Hospira is exposed to market risk primarily due to changes in currency exchange rates and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. To manage currency exchange rate exposures, Hospira utilizes foreign currency forward exchange contracts not formally designated as cash flow or fair value hedges. To manage interest rate exposures, Hospira utilizes interest rate swap contracts comprised principally of fixed-to-floating rate interest rate swaps, which as designated are subject to fair-value hedge accounting treatment whereby the swap contracts and the underlying debt are recorded at fair value. At termination of an interest rate swap agreement prior to maturity, the related gain or loss recorded as a basis adjustment to the underlying debt is deferred and amortized over the remaining term of the debt. The cash flows from the derivative financial instruments are reflected as operating activities in the condensed consolidated statement of cash flows.

For a more detailed description of Hospira’s financial instruments and derivatives and short-term borrowings and long-term debt, see Note 6 and Note 10, respectively, to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008. During the three months ended September 30, 2009, Hospira entered into interest rate swap contracts designated as fair value hedging instruments, see Note 15 for more information.

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$9.7	$—
	Other liabilities	11.7	12.7

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	1.3	—
	Other assets	5.2	—

The following table summarizes the deferred gains (losses) on terminated interest rate swap contracts that qualified as cash flow hedges prior to termination and basis adjustments to the underlying debt associated with terminated interest rate swap contracts that qualified as fair value hedges prior to termination:

(dollars in millions)	Balance Sheet Location	September 30, 2009	December 31, 2008
Deferred gains (losses)	Short-term borrowings	$1.0	$2.1
	Long-term debt	3.7	4.4
	Accumulated other comprehensive income (loss)	(0.4)	(1.1)

The impact on earnings from derivatives activity was as follows:

	Location of Gain (Loss) Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	Derivatives	2009	2008	2009	2008
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income), net	$(3.1)	$4.8	$3.6	$0.7

Derivatives designated as hedging instruments
Interest rate swap contracts - active	Interest expense	1.3	1.3	1.3	0.4

Terminated derivatives
Amortization of debt basis adjustment on terminated fair value hedges	Interest expense	0.3	—	1.9	—
Reclassification of deferred losses on terminated cash flow hedges	Interest expense	(0.3)	(0.3)	(1.1)	(0.6)

The carrying values of certain financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices, of the senior unsecured notes are as follows:

	September 30, 2009		December 31, 2008
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$2,075.0	$2,209.3	$2,125.0	$1,924.5

Note 7 — Stock-Based Compensation

Hospira’s 2004 Long-Term Incentive Plan (“Plan”), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, performance units), and cash-based awards to employees and non-employee directors. In May 2009, shareholders approved amendments primarily to extend the Plan by ten years to May 14, 2019, and to increase the number of shares that may be granted during the life of the Plan by 13.0 million shares. Costs resulting from share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Stock-based compensation expense of $8.8 million and $8.7 million was recognized for the three months ended September 30, 2009 and 2008, respectively. The related income tax benefit recognized was $3.1 million and $3.2 million, respectively. Stock-based compensation expense of $31.5 million and $33.2 million was recognized for the nine months ended September 30, 2009 and 2008, respectively, primarily resulting from stock option awards. The related income tax benefit recognized was $11.0 million and $12.3 million, respectively.

In March 2009, 3.5 million options were granted to certain employees for the 2009 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volatility	30.2%	28.0%	30.2%	28.0%
Expected life (years)	3.5	4.5	4.5	4.5
Risk-free interest rate	1.7%	2.8%	1.8%	2.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$9.91	$10.72	$6.42	$11.68

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

As of September 30, 2009, there was $49.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.0 years.

Note 8 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”), and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three and nine months ended September 30, is as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Service cost for benefits earned during the year	$0.3	$0.5	$0.9	$1.5
Interest cost on projected benefit obligations	6.5	6.1	19.5	18.5
Expected return on plans’ assets	(6.9)	(7.1)	(20.8)	(21.5)
Net amortization	0.9	0.8	2.7	2.5
Settlement of benefits	—	1.7	—	1.7
Net cost	$0.8	$2.0	$2.3	$2.7

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Service cost for benefits earned during the year	$—	$0.1	$0.1	$0.3
Interest cost on projected benefit obligations	0.8	0.9	2.4	2.8
Net amortization	0.1	0.9	0.4	1.5
Net cost	$0.9	$1.9	$2.9	$4.6

Based on current Federal laws, regulations and applicable guidance issued in 2009, Hospira is not required to make any contributions to its U.S. pension plans in 2009. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deems it is prudent to do so. In September 2009, Hospira made a discretionary contribution of $30.0 million to the Hospira Annuity Retirement Plan.

Certain Hospira employees participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s contributions to this defined contribution plan for the three months ended September 30, 2009 and 2008 were $8.3 million and $9.0 million, respectively. For the nine months ended September 30, 2009 and 2008, contributions were $26.6 million and $27.7 million, respectively.

Note 9 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions. During the three and nine months ended September 30, 2009, a discrete income tax benefit was recognized upon the expiration of statutes of limitation on certain unrecognized tax benefits.  In addition, for the nine months ended September 30, 2009, the effective tax rate was impacted by the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit. See Note 2 and Note 4 for more information on the circumstances leading to the impairments.

During the nine months ended September 30, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both the audit years settled and resultant impact on tax years 2006 through 2008 in aggregate totaling $100.7 million, of which $91.9 million is recognized in the results for the nine months ended September 30, 2009 as a discrete income tax benefit. The remaining amounts represent net changes to current taxes payable and deferred tax accounts. This outcome includes interest and state tax impacts.

Hospira remains open to tax examination for post-May 1, 2004 periods in all major tax-paying jurisdictions, including Australia, Canada, Ireland, Italy, and the United Kingdom, and for years 2006 forward for the U.S.

Note 10 — Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2009	2008	2009	2008
Weighted average basic common shares outstanding	161.1	159.4	160.4	159.1
Incremental shares outstanding related to stock-based awards	2.6	2.2	1.9	2.3
Weighted average dilutive common shares outstanding	163.7	161.6	162.3	161.4

The number of outstanding options to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 3.2 million and 6.2 million for the three and nine months ended September 30, 2009, respectively, and 5.6 million and 5.4 million for the three and nine months ended September 30, 2008, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 11 — Inventories

Inventories consist of the following:

	September 30,	December 31,
(dollars in millions)	2009	2008
Finished products	$475.0	$510.1
Work in process	157.7	130.6
Materials	216.8	189.8
Total inventories	$849.5	$830.5

Note 12 — Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2009	2008
Property and equipment, at cost	$2,540.3	$2,540.5
Accumulated depreciation	(1,357.5)	(1,348.4)
Total property and equipment, net	$1,182.8	$1,192.1

Note 13 — Other long-term liabilities

Other long-term liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2009	2008
Unrecognized tax benefits, penalties and interest(1)	$65.8	$174.9
All other	26.2	20.6
Total other long-term liabilities	$92.0	$195.5

(1)           Reflects conclusion and effective settlement of the IRS audit of Hospira’s 2004 and 2005 tax returns during the nine months ended September 30, 2009.

Note 14 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

					Currency
	Balance at				Translation Effect	Balance at
(dollars in millions)	December 31, 2008	Acquisitions	Amortization	Impairment	and Other	September 30, 2009
Goodwill	$1,167.4	$—	$—	$(7.6)	$53.7	$1,213.5
Intangible assets, net	404.4	0.1	(45.9)	(22.5)	68.2	404.3

See Note 4 for more information on the circumstances leading to the impairments and Note 5 for the related fair value considerations.

Goodwill is not amortized, but is tested for impairment at least annually on September 30 or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As of the latest annual assessment as of September 30, 2009, no additional impairment was indicated.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 12 years, weighted average 10 years). Intangible asset amortization expense was $15.2 million and $16.7 million for the three months ended September 30, 2009 and 2008, respectively. Intangible asset amortization expense was $45.9 million and $51.1 million for the nine months ended September 30, 2009 and 2008, respectively. Intangible asset amortization is estimated at $13 million for the remainder of 2009, $54 million for 2010, $52 million for 2011, $41 million for 2012, and $39 million for 2013.

Additionally, intangible assets, net consist of the following:

	September 30, 2009			December 31, 2008
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$519.8	$(143.0)	$376.8	$464.3	$(92.0)	$372.3
Customer relationships	31.0	(11.6)	19.4	28.1	(7.5)	20.6
Technology	13.7	(5.6)	8.1	15.1	(3.6)	11.5
	$564.5	$(160.2)	$404.3	$507.5	$(103.1)	$404.4

Note 15 — Short-term Borrowings and Long-term Debt

For a more detailed description of Hospira’s short-term borrowings and long-term debt, see Note 10 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

In January 2009, the remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due March 2010, was paid. Beginning in March 2009, the $375.0 million principal amount of floating rate notes are classified as short-term borrowings as they mature in March 2010. In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually, for general corporate purposes. This issuance contains covenants consistent with other existing borrowings. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity.

In late July and early August 2009, Hospira entered into interest rate swap contracts whereby $200.0 million of the $400.0 million five-year senior unsecured notes due June 2014 and $100.0 million of the $250.0 million senior unsecured notes due May 2015 were effectively converted from fixed to floating rate debt.

As of September 30, 2009, Hospira had a five-year $375.0 million unsecured revolving credit facility expiring in December 2010 with no amounts outstanding.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2009, Hospira was in compliance with all applicable covenants.

On October 14, 2009, Hospira entered into a new $700.0 million unsecured revolving credit facility (the “Revolver”) maturing in October 2012. The Revolver replaced Hospira’s prior revolving credit agreement that was scheduled to expire in December 2010. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 2.5%, 1.5% and 0.5%, respectively, and are subject to increase or decrease if there is a change in Hospira’s credit ratings. The amount of available borrowings may be increased to a maximum of $825.0 million, under certain circumstances. The Revolver also contains financial covenants consistent with Hospira’s prior revolving credit agreement that require Hospira to maintain a maximum leverage ratio and minimum interest coverage ratio.

Note 16 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the United States District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira in the original complaint, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division]/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” In July 2008, the court denied defendants’ motions for summary judgment. Hospira denies all material allegations asserted against it in the complaint. Trial of this matter has concluded but the court has not rendered a decision. In the third quarter of 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157 is pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. RTI seeks unspecified monetary damages as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott’s former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott has brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI’s breach of the Agreement. On February 9, 2007, the court ruled that RTI could not be compelled to arbitrate its claims. On June 2, 2008, the Fifth Circuit Court of Appeals upheld that decision in a 2-1 ruling.  The case is proceeding in the U.S. District Court for the Eastern District of Texas.

Hospira is involved in patent litigation in the United States and elsewhere concerning Hospira’s attempts to market the generic oncology drug oxaliplatin.  In the United States, litigation is pending in the United States District Court for the District of New Jersey: Sanofi-Aventis, U.S., LLC, et al. v. Sandoz, Inc., et al. (D. N.J. 2007).  In the lawsuit, plaintiffs allege that various generic oxaliplatin products infringe one or more patents held by plaintiffs.  Hospira is currently marketing and selling its oxaliplatin products, and alleges that the single patent plaintiffs have asserted against Hospira is not valid and not infringed by Hospira’s product.  In June 2009, the District Court entered summary judgment of non-infringement in favor of Hospira.  Plaintiffs appealed that decision and, in September 2009, the United States Court of Appeals for the Federal Circuit vacated the District Court’s ruling.  Trial is expected in 2010. Hospira denies all material allegations asserted against it in the complaint.  The plaintiffs seek damages, injunctive relief and costs.  If Hospira were required to pay damages in this case, the amount of damages would generally be based on a reasonable royalty or the plaintiffs’ lost profits based on the sale of the branded product. Plaintiffs are also pursuing an injunction against Hospira and proceedings against the U.S. Food and Drug Administration (“FDA”) aimed at removing Hospira’s products from the market and prohibiting future sales in advance of the trial.

Hospira and Abbott are defendants in a number of lawsuits brought by individual plaintiffs alleging that plaintiffs developed Post-arthroscopic Glenohumeral Chondrolysis (“PAGCL”) from the use of certain continuous infusion pain pumps to deliver local anesthetic into the intra-articular joint space following shoulder surgeries.  In each case, Hospira and/or Abbott is alleged, singularly or with other anesthetic medication defendants, to have provided the medication delivered by continuous infusion pain pumps manufactured by other (non-Hospira/non-Abbott) defendants.  The analgesic medications at issue include Marcaine (bupivacaine) and lidocaine.  As of September 30, 2009, there are a total of 236 cases in which Hospira is a party. 115 cases are pending in federal court and 121 cases are pending in state court.  Pursuant to its separation agreement with Abbott, Hospira is defending those lawsuits which relate to sales of products prior to Hospira’s spin-off from Abbott.  Hospira denies all material allegations asserted against it in the complaint.  The plaintiffs seek compensatory damages and, in some cases, punitive damages and costs.

On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement.  The lawsuit, which alleges infringement of U.S. Patents 4,910,214 and 6,716,867, is pending in the United States District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009).  The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz had filed an abbreviated new drug application (“ANDA”) with the FDA for a generic version of Hospira’s Precedex® (dexmedetomidine hydrochloride). Hospira seeks a judgment of infringement, injunctive relief and costs.

Hospira’s litigation exposures, including product liability claims, are evaluated each reporting period. Hospira’s reserves, which are not significant at September 30, 2009 and December 31, 2008, are the best estimate of loss, as defined by ASC 850 or SFAS No. 5, “Accounting for Contingencies.” Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 17 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2009 and December 31, 2008, 169.5 million and 167.2 million common shares were issued and 161.9 million and 159.6 million common shares were outstanding, respectively.

Treasury Stock

Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

Note 18 – Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss, Net of Tax

Comprehensive income (loss), net of taxes, consists of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2009		2008		2009		2008
Foreign currency translation adjustments, net of taxes of $0.0		$88.0		$(229.7)		$235.5		$(123.8)
Pension liability adjustments, net of taxes $(0.3) million and $(0.4) million for the three months ended September 30, 2009 and 2008, respectively, and $(1.1) million and $(1.5) million for the nine months ended September 30, 2009 and 2008, respectively		0.8		0.7		2.3		2.6
Marketable Equity Securities:
Unrealized gains (losses) on marketable equity securities, net of taxes $0.0 million and $(1.6) million for the three months ended September 30, 2009 and 2008, respectively, and $0.0 million and $0.0 million for the nine months ended September 30, 2009 and 2008, respectively	$5.9		$(1.9)		$6.1		$(8.0)
Reclassification for other-than-temporary impairment charge included in net income	—		—		16.6		—
		5.9		(1.9)		22.7		(8.0)
Reclassification for losses on terminated cash flow hedges, net of taxes $(0.1) million and $(0.3) million for the three months ended September 30, 2009 and 2008, respectively, and $(0.4) million and $(0.3) million for the nine months ended September 30, 2009 and 2008, respectively, included in net income		0.2		0.4		0.7		0.4
Other Comprehensive Income (Loss)		94.9		(230.5)		261.2		(128.8)
Net Income		116.2		81.8		307.2		216.3
Comprehensive Income (Loss)		$211.1		$(148.7)		$568.4		$87.5

Accumulated other comprehensive loss, net of taxes, consists of the following:

	September 30,	December 31,
(dollars in millions)	2009	2008
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$57.6	$(177.9)
Cumulative retirement plans unrealized losses, net of taxes $62.8 million and $63.9 million, respectively	(97.8)	(100.1)
Cumulative unrealized gains (losses) on marketable equity securities, net of taxes of $0.0	5.9	(16.8)
Cumulative losses on terminated cash flow hedges, net of taxes $0.3 million and $0.7 million, respectively	(0.4)	(1.1)
Accumulated Other Comprehensive Loss	$(34.7)	$(295.9)

Note 19 – Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the United States, Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa, while the APAC segment includes Asia, Japan and Australia. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, other pharmaceuticals, medication management systems and other devices. Specialty Injectable

Pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through the disposal transaction date, August 2009) and other device products.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments:

	Three Months Ended September 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2009	2008	2009	2008

Americas	$803.4	$705.7	$193.4	$151.1
EMEA	129.6	146.6	(1.7)	4.4
APAC	74.5	73.2	3.5	6.4

Total reportable segments	$1,007.5	$925.5	195.2	161.9

Corporate functions			(24.9)	(20.5)
Stock-based compensation			(8.8)	(8.7)
Income from operations			161.5	132.7
Interest expense and other expense (income), net			(25.2)	(25.2)

Income before income taxes			$136.3	$107.5

	Nine Months Ended September 30,
	Net Sales		Income from Operations
(dollars in millions)	2009	2008	2009	2008

Americas	$2,239.8	$2,057.1	$451.6	$426.0
EMEA	389.2	456.0	9.6	10.7
APAC	195.1	202.7	3.9	13.6

Total reportable segments	$2,824.1	$2,715.8	465.1	450.3

Corporate functions			(66.3)	(55.0)
Stock-based compensation			(31.5)	(33.2)
Income from operations			367.3	362.1
Interest expense and other expense (income), net			(94.5)	(80.7)

Income before income taxes			$272.8	$281.4

	Goodwill
	September 30,	December 31,
(dollars in millions)	2009	2008

Americas	$769.4	$772.2
EMEA	250.7	242.0
APAC	193.4	153.2

Total reportable segments	$1,213.5	$1,167.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) as updated by Part II Item 1A in this Form 10-Q, and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each report on Form 10-Q for the three month period ended March 31, 2009 and June 30, 2009, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Cost-Reduction and Optimization Activities

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, other asset charges and exit costs.

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

As part of Project Fuel initiatives and in connection with the close of the quarters ended in June and September 2009, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. As a result of these decisions and measurement of the fair value of these businesses, Hospira recognized non-cash, pre-tax impairment charges of $48.3 million and pre-tax inventory charges of $3.1 million in June 2009 and impairment charges of $4.8 million in September 2009. As Hospira continues to consider each Project Fuel initiative, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors.

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

Restructuring, impairment and optimization costs incurred for these actions collectively were reported in the condensed consolidated statements of income line items included in Item 1 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008
Cost of products sold	$9.3	$3.7	$21.5	$11.5
Restructuring and impairment	13.8	4.5	79.1	13.8
Research and development	1.3	—	2.6	0.6
Selling, general and administrative	7.8	—	22.4	—
Total pre-tax Project Fuel and Facilities Optimization charges	$32.2	$8.2	$125.6	$25.9

For further details regarding the Restructuring and impairment related impact of these cost-reduction and optimization activities, see Note 4 and Note 5 to the condensed consolidated financial statements included in Item 1.

Mayne Pharma Integration

In connection with the integration of Mayne Pharma Limited (“Mayne Pharma”) into its operations, Hospira incurred costs for the two-year period after the February 2, 2007 transaction closing. These costs included integration expenses related to the closure of facilities, termination of lease agreements and employee-related benefit arrangements with the remainder related to purchase accounting items and capital projects. Integration was completed by the end of 2008. During the three and nine months ended September 30, 2008, Hospira incurred $4.8 million and $22.4 million, respectively, of integration expenses reported primarily in Selling, general and administrative.

Certain Regulatory Matters

On August 13, 2009, Hospira received a Warning Letter, dated August 12, 2009, from the United States Food and Drug Administration (“FDA”) related to Hospira’s corrective action plans with respect to the failure of certain AC power cords manufactured by a third party.  The affected power cords are used on certain infusion pumps and related products.  Hospira initiated a voluntary recall of the affected power cords in August 2009.  Hospira has responded to the Warning Letter and is working closely with the FDA to conclude this matter.  Hospira cannot, however, give any assurances as to the expected date of resolution of the matters included in the Warning Letter.  While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur.

Hospira recognized costs related to the voluntary recall of the AC power cords and certain other products during the three months ended September 30, 2009.  Hospira has initiated field corrections and other remediation activities with respect to the recalled products.  It is possible that additional costs related to these recalls may be required in future periods, based on modifications to the current remediation plans and changes in estimates as a result of ongoing dialogue with the FDA.

Results of operations for the three months ended September 30, 2009 compared to September 30, 2008

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended September 30,
	2009	2008	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$449.1	$341.1	31.7%
Other Pharma	126.0	129.8	(2.9)%
	575.1	470.9	22.1%
Devices
Medication Management Systems	138.1	138.5	(0.3)%
Other Devices	90.2	96.3	(6.3)%
	228.3	234.8	(2.8)%
Total Americas	803.4	705.7	13.8%

EMEA—
Pharmaceuticals
Specialty Injectables	69.6	67.5	3.1%
Other Pharma	25.6	41.3	(38.0)%
	95.2	108.8	(12.5)%
Devices
Medication Management Systems	19.1	19.6	(2.6)%
Other Devices	15.3	18.2	(15.9)%
	34.4	37.8	(9.0)%
Total EMEA	129.6	146.6	(11.6)%

APAC—
Pharmaceuticals
Specialty Injectables	57.0	57.3	(0.5)%
Other Pharma	5.8	4.5	28.9%
	62.8	61.8	1.6%
Devices
Medication Management Systems	5.4	4.8	12.5%
Other Devices	6.3	6.6	(4.5)%
	11.7	11.4	2.6%
Total APAC	74.5	73.2	1.8%

Net Sales	$1,007.5	$925.5	8.9%

Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through the disposal transaction date, August 2009) and other miscellaneous device products.

Net sales increased 8.9%, or 10.8% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales in the Americas segment increased primarily due to the product launch of generic oxaliplatin. The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 13.8%, or 14.6% excluding the impact of changes in foreign exchange rates. Net sales of  Specialty Injectable Pharmaceuticals increased primarily due to the product launch of generic oxaliplatin in the United States (“U.S.”). Despite the strong generic substitution rates achieved by oxaliplatin since the launch, the sales trend for this product is not expected to continue at this level as the third quarter sales reflect wholesalers’ common practice of purchasing quantities of product at launch to assure adequate supply for end customer use. In addition, Specialty Injectable Pharmaceuticals net sales were higher due to other new product introductions and increased volume for Hospira’s proprietary sedation drug Precedex®, partially offset by lower anti-infective volumes due to temporary capacity constraints. Other Pharma net sales volume decreased, partially offset by higher large volume I.V. solutions sales associated with Group Purchasing Organizations (“GPO”) contract awards.  Net sales in Medication Management Systems were slightly higher with volume increases in large volume infusion systems, primarily Plum A+®, and ambulatory systems.

EMEA

Net sales in the EMEA segment decreased (11.6)%, or (5.0)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased primarily due to new product introductions, including a biogeneric and oncology related products.  Net sales in Other Pharma were lower due to a decline in demand from certain contract manufacturing customers and a decline in certain low margin compounding products.  Net sales in Medication Management Systems increased due to large volume infusion systems and dedicated administration sets.

APAC

Net sales in the APAC segment increased 1.8%, or 5.2% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to higher volume in Hospira’s proprietary sedation drug Precedex®, a new oncology product launch, and higher proprietary and differentiated product sales in Australia.  Net sales in Medication Management Systems increased due to higher sales volume of ambulatory systems and dedicated administration sets.

Gross Profit

Three months ended September 30 (dollars in millions)	2009	2008	Percent change
Gross profit	$395.6	$333.8	18.5%
As a percent of net sales	39.3%	36.1%

Gross profit, Net sales less Cost of products sold, increased $61.8 million, or 18.5%, for the three months ended September 30, 2009, compared with the same period in 2008.

The gross profit increase is primarily the result of higher sales volume and favorable product mix including the U.S. product launch of generic oxaliplatin and manufacturing efficiency gains associated with Project Fuel, partially offset by the impact of certain product recall related costs and changes in foreign exchange.

Restructuring and Impairment

Three months ended September 30 (dollars in millions)	2009	2008	Percent change
Restructuring and impairment	$13.8	$4.5	206.7%
As a percent of net sales	1.4%	0.5%

Restructuring and impairment charges were $13.8 million for the three months ended September 30, 2009, compared with $4.5 million for the same period in 2008. The increase in Restructuring and impairment was primarily due to restructuring severance costs and non-cash, pre-tax charges of $4.8 million related to impairment of property and equipment associated with non-strategic assets held for sale under Project Fuel initiatives. Restructuring, primarily severance costs, incurred in 2008 was related to Facilities Optimization initiatives.

Research and Development

Three months ended September 30 (dollars in millions)	2009	2008	Percent change
Research and development	$57.9	$51.0	13.5%
As a percent of net sales	5.7%	5.5%

Research and development expenses increased $6.9 million, or 13.5%, for the three months ended September 30, 2009, compared with the same period in 2008 primarily due to the timing of Hospira’s investment in various new product development programs, including biogenerics.

Selling, General and Administrative

Three months ended September 30 (dollars in millions)	2009	2008	Percent change
Selling, general and administrative	$162.4	$145.6	11.5%
As a percent of net sales	16.1%	15.7%

Selling, general and administrative expenses increased $16.8 million, or 11.5%, for the three months ended September 30, 2009, compared with the same period in 2008. The increase was primarily due to Project Fuel related costs and higher annual compensation incentive provisions, partially offset by cost reductions associated with Project Fuel initiatives.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $25.1 million for the three months ended September 30, 2009 and $27.6 million in the same period in 2008. The decrease was primarily due to lower interest rates on floating rate notes. Other expense (income), net was $0.1 million for the three months ended September 30, 2009 compared to $(2.4) million for the three months ended September 30, 2008.

Income Tax Expense

The effective tax rate decreased to 14.7% for the three months ended September 30, 2009, compared to 23.9% for the same period in 2008 primarily due to a discrete income tax benefit recognized in 2009 upon the expiration of statutes of limitation on certain unrecognized tax benefits and lower 2009 unrecognized tax benefit accruals. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Results of operations for the nine months ended September 30, 2009 compared to September 30, 2008

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2009	2008	Percent Change vs. Prior Year
Americas—
Pharmaceuticals
Specialty Injectables	$1,150.7	$981.7	17.2%
Other Pharma	403.2	374.4	7.7%
	1,553.9	1,356.1	14.6%
Devices
Medication Management Systems	411.7	418.3	(1.6)%
Other Devices	274.2	282.7	(3.0)%
	685.9	701.0	(2.2)%
Total Americas	2,239.8	2,057.1	8.9%

EMEA—
Pharmaceuticals
Specialty Injectables	195.3	224.2	(12.9)%
Other Pharma	88.7	120.3	(26.3)%
	284.0	344.5	(17.6)%
Devices
Medication Management Systems	55.7	59.3	(6.1)%
Other Devices	49.5	52.2	(5.2)%
	105.2	111.5	(5.7)%
Total EMEA	389.2	456.0	(14.6)%

APAC—
Pharmaceuticals
Specialty Injectables	149.0	155.3	(4.1)%
Other Pharma	12.1	12.1	0.0%
	161.1	167.4	(3.8)%
Devices
Medication Management Systems	15.0	15.5	(3.2)%
Other Devices	19.0	19.8	(4.0)%
	34.0	35.3	(3.7)%
Total APAC	195.1	202.7	(3.7)%

Net Sales	$2,824.1	$2,715.8	4.0%

Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through the disposal transaction date, August 2009) and other miscellaneous device products.

Net sales increased 4.0%, or 8.3% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales in the Americas segment increased primarily due to the product launch of generic oxaliplatin. The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 8.9%, or 10.5% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the product launch of generic oxaliplatin in the U.S. Despite the strong generic substitution rates achieved by oxaliplatin since the launch, the sales trend for this product is not expected to continue at this level as the third quarter sales reflect wholesalers’ common practice of purchasing quantities of product at launch to assure adequate supply for end customer use. In addition, Specialty Injectable Pharmaceuticals net sales were higher due to other new product introductions and increased volume for Hospira’s proprietary sedation drug Precedex®, partially offset by lower anti-infectives volume due to temporary capacity constraints.  Other Pharma net sales increased due to higher demand from certain contract manufacturing customers and increased large volume I.V. solutions sales due to GPO contract awards. Net sales in Medication Management Systems were slightly higher with volume increases in ambulatory and large volume infusion systems, primarily Plum A+®, and dedicated administration sets.

EMEA

Net sales in the EMEA segment decreased (14.6)%, or (2.3)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales were essentially flat with increases from new product introductions, including a biogeneric and oncology related products, offset by lower sales volume and price declines on certain oncology products.  Net sales of Other Pharma were lower due to a decline in demand from certain contract manufacturing customers and a decline in certain low margin compounding products. Net sales in Medication Management Systems increased due to large volume infusion systems and dedicated administration sets.

APAC

Net sales in the APAC segment decreased (3.7)%. Excluding the impact of changes in foreign exchange rates APAC net sales increased 9.1%. Specialty Injectable Pharmaceuticals net sales increased due to higher volume in Hospira’s proprietary sedation drug Precedex®, cardiovascular related products, a new oncology product launch, and higher proprietary and differentiated product sales in Australia. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory infusion systems and dedicated administration sets.

Gross Profit

Nine months ended September 30 (dollars in millions)	2009	2008	Percent change
Gross profit	$1,061.4	$986.0	7.6%
As a percent of net sales	37.6%	36.3%

Gross profit, Net sales less Cost of products sold, increased $75.4 million, or 7.6%, for the nine months ended September 30, 2009, compared with the same period in 2008.

The gross profit increase is primarily the result of higher sales volume and favorable product mix including the impact of the U.S. product launch of generic oxaliplatin and higher anesthesia related product sales, primarily Precedex®.  In addition, higher volume and cost reductions associated with Project Fuel and Facilities Optimization initiatives contributed to manufacturing efficiency gains. These increases were partially offset by the impact of changes in foreign exchange rates, certain product recall related costs, and inventory charges including those associated with the Project Fuel product line complexity reduction initiative.

Restructuring and Impairment

Nine months ended September 30 (dollars in millions)	2009	2008	Percent change
Restructuring and impairment	$79.1	$13.8	473.2%
As a percent of net sales	2.8%	0.5%

Restructuring and impairment charges were $79.1 million for the nine months ended September 30, 2009, compared with $13.8 million for the same period in 2008. The increase in Restructuring and impairment was primarily due to non-cash, pre-tax charges of $53.1 million related to the impairment of property and equipment, allocated goodwill and intangible asset impairments associated with non-strategic assets held for sale under Project Fuel initiatives. Restructuring, primarily severance costs, incurred in 2008 was related to Facilities Optimization initiatives.

Research and Development

Nine months ended September 30 (dollars in millions)	2009	2008	Percent change
Research and development	$160.8	$158.9	1.2%
As a percent of net sales	5.7%	5.9%

Research and development expenses increased $1.9 million, or 1.2%, for the nine months ended September 30, 2009, compared with the same period in 2008. The increase was primarily related to investment in Hospira’s various new product development programs, including biogenerics, offset by the impact of changes in foreign exchange rates and productivity improvements associated with Project Fuel initiatives.

Acquired In-Process Research and Development

In the nine months ended September 30, 2008, as part of an acquisition purchase price allocation, Hospira expensed $0.5 million to acquired in-process research and development related to pipeline products.

Selling, General and Administrative

Nine months ended September 30 (dollars in millions)	2009	2008	Percent change
Selling, general and administrative	$454.2	$450.7	0.8%
As a percent of net sales	16.1%	16.6%

Selling, general and administrative expenses increased $3.5 million, or 0.8%, for the nine months ended September 30, 2009, compared with the same period in 2008. The increase was primarily due to Project Fuel related costs and higher annual compensation incentive provisions. The increase was almost equally offset by the impact of changes in foreign exchange rates and cost reductions associated with Project Fuel initiatives.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $80.2 million for the nine months ended September 30, 2009 and $87.2 million in the same period in 2008. The decrease was primarily due to lower interest rates on floating rate notes. Other expense (income), net was $14.3 million for the nine months ended September 30, 2009 compared to $(6.5) million for the nine months ended September 30, 2008. The increased expense was primarily due to an other-than-temporary impairment of marketable equity securities charge of $16.6 million recognized in the three months ended June 30, 2009. For further details see Note 2 to the condensed consolidated financial statements included in Item 1.

Income Tax Expense (Benefit)

The effective tax rate was a benefit of 12.6% for the nine months ended September 30, 2009, compared to an expense of 23.1% for the same period in 2008. During the nine months ended September 30, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was completed and the years were effectively settled. The outcome of the IRS audit settlement resulted in a $91.9 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the nine months ended September 30, 2009 was an expense of 21.0% which is less than 2008. The decrease in 2009 is principally due to a discrete income tax benefit recognized upon the expiration of statutes of limitation on certain unrecognized tax benefits and lower unrecognized tax benefit accruals. These benefits were partially offset by the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, the impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit. Excluding both the impairment-related tax treatments and the discrete income tax benefits, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, capital expenditures, and repay debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and investments in cost reduction and optimization activities for the foreseeable future.

Summary of Cash Flows

	Nine Months Ended September 30,
(dollars in millions)	2009	2008
Cash flow provided by (used in):
Operating activities	$541.2	$328.6
Investing activities	(118.2)	(222.4)
Financing activities	3.4	(53.2)

Cash flows provided by operating activities increased in the nine months ended September 30, 2009, compared with the same period in 2008 primarily due to higher net income adjusted for non cash items such as impairment charges and cash flows associated with the launch of generic oxaliplatin in the third quarter of 2009. In addition, collections of gross trade receivables and receipt of a net income tax refund were partially offset by the timing of payments on trade accounts payable, chargebacks, rebates and a discretionary contribution of $30.0 million to the Hospira Annuity Retirement Plan.

Cash flows used in investing activities decreased during the nine months ended September 30, 2009, compared with the same period in 2008. The decrease in cash flows used was due to lower capital expenditures in 2009, and payments in the nine months ended September 30, 2008 related to Hospira’s acquisition of product rights in late 2007 and proceeds received from the disposition of critical care assets in August 2009.

Cash flows provided by financing activities increased during the nine months ended September 30, 2009, compared with the same period in 2008. The increase was primarily due to the net of the issuance of $250.0 million aggregate principal amount notes, offset by the payment of $300.0 million on the maturity of the notes due June 2009 compared to principal note payments of $90.0 million in the prior year period.  In addition, proceeds from stock options exercised were higher in 2009, compared with the same period in 2008.

Debt and Capital

In January 2009, the remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due March 2010, was paid. Beginning in March 2009, the $375.0 million principal amount of floating rate notes are classified as short-term borrowings as they mature in March 2010. In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually, for general corporate purposes. This issuance contains covenants consistent with other existing borrowings. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity.

During the three months ended September 30, 2009, Hospira’s credit rating remained at Baa stable by Moody’s Investor Service.

In late July and early August 2009, Hospira entered into interest rate swap contracts whereby $200.0 million of the $400.0 million five-year senior unsecured notes due June 2014 and $100.0 million of the $250.0 million senior unsecured notes due May 2015 were effectively converted from fixed to floating rate debt.

As of September 30, 2009, Hospira had a five-year $375.0 million unsecured revolving credit facility expiring in December 2010 with no amounts outstanding.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2009, Hospira was in compliance with all applicable covenants.

On October 14, 2009, Hospira entered into a new $700.0 million unsecured revolving credit facility (the “Revolver”) maturing in October 2012. The Revolver replaced Hospira’s prior revolving credit agreement that was scheduled to expire in December 2010. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 2.5%, 1.5% and 0.5%, respectively, and are subject to increase or decrease if there is a change in Hospira’s credit ratings. The amount of available borrowings may be increased to a maximum of $825.0 million, under certain circumstances. The Revolver also contains financial covenants consistent with Hospira’s prior revolving credit agreement that require Hospira to maintain a maximum leverage ratio and minimum interest coverage ratio.

Contractual Obligations

In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually. There have been no other material changes to the contractual obligations information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2008 Form 10-K.

The significant accounting policies disclosure contained in Note 1 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Recently Issued and Adoption of New Accounting Standards

The disclosures contained in Note 1 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a result of converting from fixed to floating rate debt in connection with the 2009 interest rate swap contracts referenced in Note 15 to the condensed consolidated financial statements included in Part I Item 1, a hypothetical one percentage point increase/(decrease) in interest rates would increase/(decrease) interest expense by $3.0 million annually over the term of the related debt. There have been no other material changes to the information provided in Item 7A to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chairman of the Board and Chief Executive Officer, Christopher B. Begley, and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 16 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K, except for the following:

The Company is increasingly dependent on its outsourcing and third-party provider arrangements.

Hospira may become more dependent on its outsourcing arrangements, and if problems are encountered, Hospira’s business could be negatively impacted. Hospira is increasing its dependence on third-party providers for certain services, including certain information technology, research and development, third party manufacturing, and financial outsourcing arrangements. The failure of these service providers to meet their obligations and/or the development of significant disagreements or other factors that materially disrupt Hospira’s ongoing relationship with these providers or the services they provide could negatively affect operations.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-July 31, 2009	1,911	$37.67	—	$100,233,606
August 1-August 31, 2009	43,553	$39.48	—	$100,233,606
September 1-September 30, 2009	12,787	$42.07	—	$100,233,606
Total	58,251	$39.99	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of September 30, 2009, Hospira had purchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2009 under this program.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: October 27, 2009

EXHIBIT INDEX

Exhibit No.		Exhibit

10.	1	Credit Agreement and Guaranty, dated October 14, 2009, between Hospira and the Lenders and Agents named therein.

10.	2	Hospira Corporate Officer Severance Plan, as amended.*

12.	1	Computation of Ratio of Earnings to Fixed Charges.

31.	1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.	2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.	1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 27, 2009, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*	Management compensatory plan or arrangement