Form 10-K
period 2009-12-31
HOSPIRA INC
filed 2010-02-18
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 1-31946

HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,201.4 million.

         Registrant had 163,850,606 shares of common stock outstanding as of February 5, 2010.

INCORPORATION OF DOCUMENTS BY REFERENCE

         Certain sections of the registrant's Proxy Statement to be filed in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated. The 2010 Proxy Statement will be filed on or about March 26, 2010.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K

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

        Hospira conducts operations worldwide and is managed in three reportable segments: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). The Americas segment includes the United States ("U.S."), Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of products, including specialty injectable and other pharmaceuticals and medication management systems and other devices. For financial information relating to Hospira's segments and the geographic areas, see Note 12 to the consolidated financial statements included in Item 8 of this document, which is incorporated herein by reference. Unless the context requires otherwise, the disclosures in Items 1 and 1A relate to all three reportable segments.

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

        In February 2007, Hospira acquired Mayne Pharma Limited ("Mayne Pharma"), an Australia-based specialty injectable pharmaceutical company listed on the Australian Stock Exchange, for $2,055.0 million in cash. Hospira's financial statements included in this report do not include the financial results of Mayne Pharma for any of the periods or at any of the dates presented prior to February 2007. Hospira has completed integrating Mayne Pharma into its operations.

        In March 2009, Hospira announced details of a restructuring and optimization plan ("Project Fuel"), which would occur over the next 2 years from the date of announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. For further information related to Project Fuel, including the financial impact of the project, see the section captioned Project Fuel in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated herein by reference.

        In December 2009, Hospira announced an agreement to acquire a certain business of Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid Pharma"), an Indian pharmaceutical company for approximately $400 million. The acquisition includes U.S. Food and Drug Administration ("FDA") approved facilities and equipment used for the manufacture of beta-lactam antibiotics, the site's pharmaceutical research and development facility, the generic injectable product portfolio and pipeline and the employees associated with the operation. The transaction is expected to close in the first quarter of 2010.

Products

        Hospira offers the following types of products and services:

Product Line	Description
Specialty Injectable Pharmaceuticals	• Approximately 200 injectable generic drugs in multiple dosages and formulations
• Proprietary specialty injectables, including PrecedexTM (dexmedetomidine HCl), a proprietary drug for sedation
• RetacritTM (erythropoietin zeta), a biogeneric version of erythropoietin, used primarily in the treatment of anemia in dialysis and in certain oncology applications
Other Pharmaceuticals	• Large volume intravenous ("I.V.") solutions and nutritional products
• Contract manufacturing services
Medication Management Systems	• Infusion pumps and administration sets for the infusion pumps
• Hospira MedNetTM safety software system and related services
• Software applications and devices that support point of care medication administration
Other Devices	• Gravity administration sets
• Other device products

Specialty Injectable Pharmaceuticals

        Hospira's specialty injectable pharmaceutical products primarily consist of generic injectable pharmaceuticals, which provide customers with a lower-cost alternative to branded products that are no longer patent protected. These drugs' therapeutic areas include analgesia, anesthesia, anti-infectives, cardiovascular, oncology, and other areas. All of Hospira's generic injectable pharmaceuticals in the U.S. include unit-of-use bar-code labels that can be used to support safer medication delivery. Hospira primarily procures the active pharmaceutical ingredients in these products from third-party suppliers.

        During 2009, Hospira broadened its global portfolio with the introduction into new markets of more than 23 drugs that the company had previously launched in other markets. In addition, Hospira launched several new generic injectable pharmaceutical products in the U.S. including oxaliplatin and azithromycin, both for injection, and expanded its offering of heparin to include high-dose flip-top vials. Hospira has launched its first biogeneric, RetacritTM, in 16 EMEA countries. Biogeneric products, also called biosimilars, are large complex molecules derived from cells that are demonstrated to be similar to an approved biologic product.

        Hospira believes that novel drug delivery formulations and formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers' efforts to enhance safety, increase productivity and reduce waste. Hospira's drug delivery formats include standard offerings in ampoules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include CarpujectTM and iSecureTM prefilled syringes, AnsyrTM prefilled needleless emergency syringe systems, First ChoiceTM ready-to-use premixed formulations and the ADD-VantageTM system for preparing drug solutions from prepackaged drug powders or concentrates.

        Hospira's specialty injectable pharmaceutical product portfolio also includes PrecedexTM (dexmedetomidine HCl), a proprietary sedative. PrecedexTM is licensed to Hospira in the Americas and APAC segments, and in the Middle East and Africa. Hospira sells and markets PrecedexTM for use in non-intubated patients requiring sedation, as well as intubated and mechanically ventilated patients.

Other Pharmaceuticals

        Hospira's other pharmaceuticals primarily consist of large volume I.V. solutions, nutritionals and contract manufacturing services.

        Hospira offers infusion therapy solutions and related supplies that include I.V. solutions for general use, I.V. nutrition products, and solutions for the washing and cleansing of wounds or surgical sites. All of Hospira's injectable I.V. solutions in the U.S. include unit-of-use bar-code labels that can be used to support medication management efforts. Hospira also offers infusion therapy solutions in its VisIVTM next-generation non-PVC, non- DEHP I.V. container, an I.V. bag with advanced safety and environmentally friendly features.

        Hospira's One2OneTM services group provides formulation development, filling and finishing of injectable and oral drugs worldwide. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira's One2OneTM manufacturing services group does not generally manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services in a variety of delivery systems. As part of Project Fuel, in 2009 and early 2010, Hospira sold its facilities in Salisbury, Australia and Wasserburg, Germany which primarily performed contract manufacturing.

Medication Management Systems

        Medication management systems include electronic drug delivery pumps, safety software and disposable administration sets dedicated to Hospira pumps. These sets are used to deliver I.V. fluids and medications. Hospira also offers software maintenance agreements and other service offerings. Hospira estimates that approximately 550,000 of its electronic drug delivery pumps were in use on a global basis as of December 31, 2009. Hospira's electronic drug delivery pumps include Hospira's general infusion system, SymbiqTM; the Plum A+TM line of infusion pumps; Hospira's patient-controlled analgesia device, LifeCare PCATM; GemStarTM ambulatory infusion pump; and PlumTM XLD infusion pump.

        Hospira believes that electronic drug delivery pumps with enhanced systems capabilities have become a key contributor in efforts to improve medication management programs and reduce the incidence of medication errors. Some of Hospira's pumps use bar coding to read drug labels that are compatible with other Hospira products, reducing the opportunity for drug infusion errors. Hospira offers the Hospira MedNetTM safety software system, which has been designed to enable hospitals to customize intravenous drug dosage limits and track drug delivery to prevent medication errors. Through its drug library and programmable drug dosage limits, the system can help ensure that medication is infused within hospital-defined dose guidelines and best practices. The wireless network version of the Hospira MedNetTM system establishes real-time send-and-receive capability and can interface with select hospital and pharmacy information systems. Hospira continues to work with hospital information technology companies to integrate the Hospira MedNetTM system with other systems.

        The Hospira MedNetTM system is standard in the SymbiqTM infusion system, and is also available as an additional feature for the Plum A+TM line of infusion pumps, and LifeCare PCATM patient-controlled analgesia device, which, when aggregated represent the majority of Hospira's line of electronic drug delivery pumps. Hospira also offers safety software with its GemStarTM ambulatory infusion pump.

        Medication management systems also include the VeriScanTM Rx Medication Administration System, a software application that supports bar code medication administration at the point of care and the EndoToolTM glucose management system, a software system that helps establish and maintain patient glycemic control in acute, critical care and operating room settings. Hospira has submitted a 510k application on the integration of its SymbiqTM pump with the EndoToolTM glucose management software system, while still offering EndoToolTM on a stand-alone basis. In 2009, Hospira acquired TheraDoc, Inc. and its Infection Control AssistantTM and Antibiotic AssistantTM products, software applications that automate hospital-wide surveillance for infection-related events and optimize the utilization of antimicrobials.

Other Devices

        The other devices product line includes gravity administration sets and other devices products. Other devices also included the critical care product line until August 2009. As part of Project Fuel's evaluation of non-strategic assets, in August 2009, Hospira sold the commercial rights and the physical assets of its critical care product line to ICU Medical, Inc. ("ICU Medical").

        The devices products include needlestick safety products and programs to support Hospira's customers' needlestick prevention initiatives. LifeShieldTM, CLAVETM and MicroCLAVETM connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles. ICU Medical's CLAVETM connectors are a component of administration sets sold by Hospira to its customers in the U.S. and select markets outside the U.S.

Sales, Customers and Distribution

        Sales.    Net sales (gross sales less reductions for wholesaler chargebacks, rebates, returns and other allowances) in the Americas segment accounted for approximately 79% of Hospira's 2009 net sales. Net sales in the EMEA and APAC segments comprised approximately 14% and 7%, respectively, of 2009 net sales. Hospira's sales organizations include sales professionals who sell across its major product lines, as well as product specialists who detail and promote its medication management systems, or who market and sell PrecedexTM and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major group purchasing organizations ("GPOs") in the U.S.

        Customers.    Hospira's primary customers in the Americas segment include hospitals, wholesalers, integrated delivery networks ("IDN") and alternate site facilities. In the U.S., a substantial portion of Hospira's product is sold to GPO member hospitals and through wholesalers and distributors. Net sales through the largest four wholesalers that supply products to many end-users accounted for approximately 42% of global net sales during 2009. As end-users have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has no single end-use customer that accounts for more than 10% of net sales. Hospira has pricing agreements for specified products with the major GPOs in the United States, including Amerinet, Inc.; Broadlane Inc.; HealthTrust Purchasing Group LP; MedAssets, Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

        Hospira's primary customers in the EMEA and APAC segments are hospitals and wholesalers that Hospira serves through its own sales force and its distributors. The majority of Hospira's business in the EMEA and APAC segments is conducted through contracting with individual hospitals or through regional or national tenders whereby Hospira submits bids to sell its products.

        Distribution.    In the America segment, Hospira's products are primarily distributed in the U.S. through a network of company-operated distribution facilities and public warehouses, as well as through external distributors. The U.S. distribution facilities Hospira operates are located in Atlanta, Georgia; Dallas, Texas; King of Prussia, Pennsylvania; Los Angeles, California; and Pleasant Prairie, Wisconsin. For the remainder of the Americas segment outside the U.S., Hospira utilizes third-party logistics providers, including operations in Toronto, Canada, and several smaller warehouses in Canada and Latin America.

        In the EMEA and APAC segments, Hospira manages its distribution operations mainly through third-party logistics providers. Hospira's regional headquarters are located in Royal Leamington Spa, United Kingdom, for EMEA and Melbourne, Australia, for APAC. Hospira has direct commercial infrastructure in some countries and operates through distributors in others.

Seasonal Aspects, Backlog and Renegotiation

        There are no significant seasonal aspects to Hospira's consolidated net sales. Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales. No material portion of Hospira's business is subject to renegotiation of profits or termination of contracts at the election of the government.

Product Development and Manufacturing

        Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management systems. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira engages in programs to bring new products to market that are unique or that enhance the effectiveness, ease of use, productivity, safety or reliability of existing product lines. Hospira also engages in programs to expand the use of products in new markets or new applications. Hospira operates significant product development facilities in Lake Forest, Illinois; McPherson, Kansas; San Diego, California; Mulgrave, Victoria, Australia; and Adelaide, South Australia, Australia.

        In Hospira's specialty injectable pharmaceuticals product line, Hospira is actively working to develop small molecule compounds. For certain of these compounds, Hospira is actively pursuing a strategy of challenging the intellectual property of proprietary pharmaceutical companies in an effort to be the first generic company to the market. Hospira is also actively working to develop and commercialize biosimilars products. In addition to the launch of RetacritTM in the European Union in 2008, Hospira has also accomplished other significant milestones with biogenerics, including the submission of a dossier for marketing authorization to the European Union for filgrastim and the initiation of a Phase 1 study for pegfilgrastim, the long-acting version of filgrastim. Filgrastim and pegfilgrastim are used primarily in the treatment of neutropenia (low white blood cells) in patients who have received a chemotherapeutic agent. In 2009, Hospira acquired worldwide rights to the biogeneric version of filgrastim and a biologic manufacturing facility from PLIVA Hrvatska d.o.o. This is in alignment with Hospira's biogenerics strategy, which is to expand its biogenerics portfolio and capabilities with measured investment and risk. In 2008, Hospira entered into a process development and bulk drug manufacturing relationship with Human Genome Sciences ("HGS") for biogeneric products for the U.S. market. In the fourth quarter of 2009, Hospira entered into an agreement with Celltrion, Inc. and Celltrion Healthcare, Inc. to develop and market eight biogeneric molecules, five of which are new to Hospira's biogeneric portfolio. With the addition of the five incremental Celltrion biogenerics, Hospira's biogeneric pipeline has been expanded to eleven biogeneric products.

        Hospira continues to invest in PrecedexTM for expansion of clinical use and is seeking opportunities to selectively invest in various other proprietary systems and molecules that align with its business strategy. In 2009, Hospira and ChemGenex Pharmaceuticals Limited ("ChemGenex") entered into a collaborative agreement to develop, license, and commercialize a ChemGenex proprietary oncology product candidate in EMEA.

        Hospira's key programs in the area of medication management systems include the development of advanced infusion platforms and systems, including its Hospira MedNetTM safety software system, and systems that emphasize ease of use for clinicians, including its SymbiqTM infusion pump. Hospira has entered into alliances with several leading information technology companies to develop interfaces that enable the Hospira MedNetTM system to be used with a variety of hospital information systems and to improve cost efficiencies in patient management. Hospira expects to continue entering into strategic alliances as part of its "open architecture system" strategy for the Hospira MedNetTM system. Hospira also has submitted a 510k application on the integration of its SymbiqTM pump with the EndoToolTM glucose management software system, while still offering the EndoToolTM on a stand alone basis. In addition, in 2009, Hospira acquired TheraDoc, Inc. and its Infection Control AssistantTM and Antibiotic AssistantTM products, software applications that automate hospital-wide surveillance for infection-related events and optimize the utilization of antimicrobials.

        Hospira's research and development expenses were $240.5 million in 2009, $211.9 million in 2008 and $201.2 million in 2007.

        As of December 31, 2009, Hospira operated 13 manufacturing facilities globally. Hospira's principal manufacturing facilities are identified in Item 2 of this report. Hospira's largest facilities, located in Rocky Mount, North Carolina; Austin, Texas; LaAurora, Costa Rica; McPherson, Kansas; and Mulgrave, Victoria, Australia, account for a significant portion of Hospira's manufacturing output. While Hospira has not experienced a significant interruption of manufacturing at those facilities, such an interruption could materially and adversely affect Hospira's ability to manufacture and sell its products.

Raw Materials and Components

        While Hospira produces some raw materials, components and active pharmaceutical ingredients at its manufacturing sites, the majority are sourced on a global basis from third-party suppliers.

        Although many of the raw materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on certain proprietary components available exclusively from ICU Medical. ICU Medical's CLAVETM and MicroCLAVETM connector products are components of administration sets that represented approximately 15% of Hospira's 2009 U.S. net sales. In addition, Hospira purchases some of its other raw materials and components from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

        To manage risk, Hospira continually evaluates alternate-source suppliers, although it does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology, Hospira does not believe that the loss of any existing supply arrangement (other than its CLAVETM supply arrangement with ICU Medical, which continues through 2014) would have a material adverse effect on its business.

Quality Assurance

        Hospira has developed and implemented quality systems and concepts throughout its organization. Hospira is actively involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies. In addition, Hospira's facilities are subject to periodic inspection by the FDA and other regulatory authorities. Hospira has received notices from regulatory authorities alleging violations of applicable regulations and standards, and Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues. During 2009, Hospira received a warning letter from the FDA related to Hospira's corrective action plans with respect to the failure of certain AC power cords manufactured by a third party. The affected power cords are used on certain infusion pumps and related products. Hospira initiated a voluntary recall of the affected power cords in August 2009. Hospira has responded to the warning letter and is working closely with the FDA to conclude this matter. Hospira initiated other voluntary recalls of certain other products and initiated field corrections and other remedial actions with respect to those products. Hospira continues to have an ongoing dialogue with the FDA. These matters have not materially impacted Hospira's ability to market and sell its products.

Competition

        Hospira's industry is highly competitive. Hospira believes that the most effective competitors in its industry are those focused on product quality and performance, breadth of product offering, and manufacturing efficiency as well as the ability to develop and deliver cost-effective products that help hospitals improve the safety of patient care, reduce medication errors and provide high quality care. These are increasingly important factors in a healthcare environment that requires increasing levels of efficiency and productivity.

        Hospira's most significant competitors in specialty injectable pharmaceuticals include Baxter International Inc. ("Baxter"), Bedford Laboratories (a division of Boehringer Ingelheim), Fresenius Medical Care AG, Sandoz, Teva Pharmaceuticals ("Teva"), as well as divisions of several multinational pharmaceutical companies. Local manufacturers of specialty injectable pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira's most significant competitors in medication management systems include Baxter, B. Braun Melsungen AG, CareFusion and Fresenius Medical Care AG.

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

        In the EMEA segment, the use of generic pharmaceuticals is subject to variations in the structure of health care systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. There are different policies and levels of generic penetration in each country in EMEA, causing the competition for generic pharmaceuticals to differ widely. In EMEA, competitors tend to vary by country and are often smaller in scale than those in the U.S., although some consolidation and geographic expansion is now occurring. Teva is the largest company that competes with Hospira in the generic oncology market across Europe. Hospira's other key competitors vary from country to country.

        The use of generic pharmaceuticals in the APAC segment is subject to variations in government policies and public perception. In Australia, generic penetration is moderate and growing primarily due to changes in government support. Competitors include Sandoz and Teva, a number of smaller competitors and the innovator companies. In Asia, Hospira sells its products primarily to public and private hospitals. Hospira's competition in Asia tends to be with the innovator companies and multinational companies such as Teva. In Japan, the market share of generic pharmaceutical products traditionally has been low because of quality perceptions, product format and other regulatory differences in comparison to other markets. The Japanese government is actively pursuing a program to double generic usage within the next three years. Laws in Japan have been introduced to allow for easier substitution of generics for branded pharmaceuticals and to change financial incentives for hospitals and clinics to use generics, in a government sponsored effort to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products.

Patents, Trademarks and Other Intellectual Property

        When possible, Hospira seeks patent and trademark protection for its products. Hospira owns, or has licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. Hospira is in patent litigation concerning its proprietary product, PrecedexTM. The patents at issue in that litigation are detailed in Item 3 "Legal Proceedings."

Employees

        As of December 31, 2009, Hospira had approximately 13,500 employees. Approximately 7,400 employees were in the U.S. Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent certain employees.

Governmental Regulation and Other Matters

        Hospira's operations and business activities are subject to extensive legal and regulatory requirements that are enforced by numerous governmental agencies in the countries in which it does business. If it were determined that Hospira was not in compliance with these laws and regulations, Hospira could be subject to criminal and/or civil liability and other material adverse effects. Hospira has compliance programs in place to ensure compliance with these laws and believes that it is in compliance in all material respects with applicable laws and regulations, including those described below.

Drug and Medical Device Laws

        Most of Hospira's products and facilities and those of Hospira's suppliers are subject to drug and medical device laws and regulations promulgated by the FDA and national and supranational regulatory authorities outside the U.S., including Health Canada's Health Products and Foods Branch, the U.K.'s Medicines and Healthcare Products Regulatory Agency, the European Medicines Agency for the Evaluation of Medicinal Products for Human Use and Australia's Therapeutics Goods Agency. These authorities regulate a range of activities including, among other matters, manufacturing, post-marketing studies in humans, advertising and promotion, product labeling, post-marketing surveillance and reporting of adverse events.

        All aspects of Hospira's manufacturing and distribution of regulated products and those of Hospira's suppliers are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices. Hospira's manufacturing facilities and those of Hospira's suppliers are subject to periodic, routine and for-cause inspections to verify compliance with current good manufacturing practices. New manufacturing facilities or the expansion of existing facilities require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with current good manufacturing practices, it may take various enforcement actions, including, but not limited to, issuing a warning letter or similar correspondence, mandating a product recall, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. These actions could result in, among other things, substantial modifications to Hospira's business practices and operations; a total or partial shutdown of production in one or more of Hospira's facilities while Hospira or Hospira's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Hospira's business and have a material adverse effect on Hospira's revenues, profitability and financial condition. For information related to the 2009 warning letter received by Hospira and other voluntary recalls and corrective actions in 2009, see the section captioned "Quality Assurance."

        Hospira continues to make improvements to our products to further reduce patient safety issues. Based upon our consultations with the FDA and other regulatory authorities, these improvements may require Hospira to initiate recalls or corrective actions if the improvement reduces the health risk posed by the product and not making the improvements to the on-market product is deemed a patient safety issue.

        Hospira's sales and marketing activities for its products, particularly its prescription drugs and medical devices, are also highly regulated. Regulatory authorities have the power to mandate the discontinuation of promotional materials, practices and programs that include information beyond the scope of the indications in the approved or cleared labeling or that are not in compliance with specific regulatory requirements.

        Some of Hospira's drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration ("DEA") and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion.

        Hospira has begun investing in the development of generic and/or similar versions of currently marketed biopharmaceuticals. In November 2005, the European Medicines Agency implemented guidelines which provided a pathway for the approval of certain biogenerics in the European Union. In the U.S., there is no specific regulatory pathway for abbreviated approval of the majority of biogenerics. The U.S. Congress and the FDA are considering legislation and regulatory proposals that would allow the FDA to approve and companies to market these products in the U.S. If adopted, the specific legislative or regulatory provisions could have a material impact on Hospira's business.

Healthcare Fraud and Abuse Laws

        As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides a number of exceptions or "safe harbors" for particular types of transactions. While Hospira generally does not file claims for reimbursement from government payors, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which apply to Hospira.

Anti-bribery Laws

        Hospira's global activities are subject to the U.S. Foreign Corrupt Practices Act and other countries' anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-bribery Convention. These laws prohibit companies and individuals from offering or providing anything of value to government officials with the intent of inappropriately gaining a business advantage. They also require companies to maintain accurate books and records and internal financial controls. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years. Hospira has a compliance program in place to ensure compliance with these laws.

Environmental Laws

        Hospira's manufacturing operations are subject to many requirements under environmental laws. In the U.S., the Environmental Protection Agency and similar state agencies administer laws which restrict the emission of pollutants into the air, the discharge of pollutants into bodies of water and the disposal of hazardous substances. The failure to obtain a permit for certain activities may be a violation of environmental laws. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental laws. U.S. laws also allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary, and can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This does not currently have a significant impact on Hospira's products, but such laws are expanding rapidly in Europe. Hospira has management systems in place that are intended to minimize the potential for violation of these laws.

        Other environmental laws address the contamination of land and groundwater, and require the clean-up of such contamination. Hospira has been involved with a number of sites at which clean-up has been required, some as the sole owner and responsible party, and some as a contributor in conjunction with other parties. Hospira believes that environmental compliance has not had, and will not have, a material adverse effect on our operations, results or competitive position.

Safety and Health Laws

        In the U.S., the Occupational Safety and Health Act sets forth requirements for conditions of the workplace. Hospira's operations are subject to many of these requirements, particularly in connection with Hospira's employees' use of equipment and chemicals at manufacturing sites that pose a potential health or safety hazard.

Transportation Laws

        Hospira's operations include transporting materials defined as "hazardous" over land, sea and through the air. All of these activities are regulated under laws administered by the U.S. Department of Transportation and similar agencies outside the U.S. They include complex requirements for packing, labeling and recordkeeping.

Customs, Export and Anti-boycott Laws

        The import and export of products, technology, equipment and other business materials across national borders are subject to regulation by U.S. agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, Department of Commerce and the Office of Foreign Assets Control—Treasury Department, as well as other national and supranational regulatory authorities. As the importer and exporter of products and technologies, Hospira must comply with all applicable customs, export and anti-boycott laws and regulations and must pay fees and duties on certain shipments.

State Laws

        There are numerous legal and regulatory requirements imposed by individual states in the U.S. on pharmaceutical and medical device companies doing business in those states. For example, several states either require the tracking and reporting of specific types of interactions which pharmaceutical and medical device companies have with healthcare professionals or restrict such interactions.

        California has enacted Senate Bill ("SB") 1307, which provides for major changes to the California e-Pedigree laws. SB 1307 requires that drug manufacturers, like Hospira, implement unit serialization and e-pedigree processes by 2015 that provide track and trace technology for drugs dispensed to patients in the state of California. Some of Hospira's drug products, such as the I.V. solutions, are exempted from California's e-Pedigree requirements. Failure to comply could result in pharmacies and wholesalers not being allowed to distribute, dispense, or accept any non-pedigreed drugs for sale in California.

Other Laws

        Hospira is also subject to a variety of other laws, directives and regulations in and outside of the U.S., including income, value added and excise taxes. Hospira stays abreast of, and plans for, proposed legislation that could significantly affect our operations. For example, Hospira tracks laws that may impact Hospira's employees, like the U.S. Employee Free Choice Act, or laws that may impact our business and customers, such as the two U.S. healthcare reform bills: "The Affordable Health Care for

America Act" in the House of Representatives and the "Patient Protection and Affordable Care Act" amendment in the Senate. In the U.S., Hospira could see material changes in certain areas such as medical device excise taxes, the 340B drug discount program, Medicaid drug rebates, medical device registry, reporting requirements for physician payments and reporting requirements for drug Average Manufacturer Price (AMP). Tax legislation being considered around the world could also have a significant impact on our financial results.

Internet Information

        Copies of Hospira's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of Hospira's Web site (www.hospira.com) as soon as Hospira electronically files the material with, or furnishes them to, the Securities and Exchange Commission ("SEC").

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

        Hospira also routinely posts important information for investors on its Web site (www.hospira.com) in its Investor Relations section. Hospira may use this Web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor the Investor Relations portion of Hospira's Web site, in addition to following Hospira's press releases, SEC filings, and public conference calls and webcasts.

Item 1A.    Risk Factors

        Hospira's business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly; (2) Hospira's past performance to not be indicative of future performance; and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also impair its business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Hospira's results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below. See the section captioned "Forward-Looking Statements."

Hospira faces significant competition and may not be able to compete effectively.

        The healthcare industry is highly competitive. Hospira competes with many companies that range from small, highly focused companies to large diversified healthcare manufacturers that have access to greater financial, marketing, technical and other resources. There has been consolidation by Hospira's competitors and customer base, which has resulted in pricing and sales pressures, causing competition to become more intense. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives, and lowering its operating costs. These initiatives may result in significant expenditures and ultimately may not be successful. Hospira's failure to compete effectively could cause it to lose market share to its competitors and have a material adverse effect on its sales and profitability.

If Hospira does not successfully introduce new products in a timely manner, its sales and operating results may decline.

        A key component to Hospira's strategy is effective execution of its research and development activities. Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, causing its sales and operating results to suffer. If Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop products that are more competitive than Hospira's, and Hospira could find it more difficult to renew or expand GPO pricing agreements or to obtain new agreements. The ability to launch a generic pharmaceutical product at or before generic market formation is important to that product's profitability. Prices for generic products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be "first to market," such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. With increasing competition in the generic product market, the timeliness with which Hospira can market new generic products will increase in importance. If Hospira is unable to bring its generic products to market on a timely basis, and secure "first to market" positions, its sales and profitability could be adversely impacted.

        Hospira is also actively working to develop and commercialize biogeneric products. Hospira has entered into several agreements described under "Product Development and Manufacturing" related to expanding its biogenerics portfolio and capabilities. The success of our biogenerics activities depends on several factors, including among other factors, the adoption of certain legislation and regulatory provisions, failure to obtain regulatory approvals, and the success of the arrangements with third parties.

        Hospira faces similar risks if it does not introduce new versions or upgrades to its medication management systems portfolio. Innovations generally require a substantial investment in product development before Hospira can determine their commercial viability, and Hospira may not have the financial resources necessary to fund these innovations. Even if Hospira succeeds in creating new product candidates from these innovations, such innovations may still fail to result in commercially successful products.

        The success of new product offerings will depend on several factors, including Hospira's ability to properly anticipate customer needs, obtain timely regulatory approvals, and manufacture products in an economic and timely manner. Even if Hospira is able to successfully develop new products or enhancements, they may not produce sales equal to or greater than the costs of development or may not avoid infringing the proprietary rights of third parties. They may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Moreover, innovations may not become successful because of difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on such products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, and uncertainty over third-party reimbursement.

Failure to effectively manage efforts under product collaboration agreements may harm Hospira's business and profitability.

        Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products in both the specialty injectable pharmaceutical and medication management systems product lines. Hospira has entered into collaboration agreements relating to the long-term development and commercialization of biogeneric products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line.

Hospira's ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher-than-anticipated costs and delays in important activities under the arrangements. The other parties to these arrangements may not devote the resources that are required for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, which may result in disputes. These factors are often beyond the control of Hospira, and could harm Hospira's sales, product development efforts and profitability.

The Company is increasingly dependent on its outsourcing and third-party provider arrangements.

        Hospira is becoming more dependent on its outsourcing arrangements, and if problems were to develop with respect to these arrangements, Hospira's business could be negatively impacted. Hospira is increasing its dependence on third-party providers for certain services, some of which include processes provided off-shore, including certain information technology, research and development, third party manufacturing, and finance and accounting outsourcing arrangements. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may materially disrupt Hospira's ongoing relationship with these providers or the services they provide could negatively affect operations.

Hospira is subject to the cost-containment efforts of wholesalers, distributors, third-party payors and government organizations.

        Hospira relies on drug wholesalers to assist in the distribution of its generic injectable pharmaceutical products. In general, drug wholesalers have been attempting to implement a fee-for-service model for the distribution of such products. While Hospira has business arrangements in place with its major drug wholesalers, if Hospira is required to pay fees not contemplated by its existing arrangements, Hospira will incur additional costs to distribute its products, which may harm Hospira's profitability.

        Hospira's products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as government programs, private insurance plans and managed-care programs. These third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third-party payors may otherwise adversely affect the demand for and price levels of Hospira's products, which could have a material adverse effect on Hospira's sales and profitability.

        In markets outside the U.S., Hospira's business has experienced downward pressure on product pricing as a result of the concentrated buying power of governments as principal customers and the use of bid-and-tender sales methods whereby Hospira is required to submit a bid for the sale of its products. Hospira's failure to offer acceptable prices to these customers could have a material adverse effect on its sales and profitability in these markets.

If Hospira is unable to obtain or maintain its GPO and IDN pricing agreements, sales of its products could decline.

        Many existing and potential customers for Hospira's products have combined to form GPOs, and IDNs in an effort to lower costs. A small number of GPOs influence a majority of sales to Hospira's hospital customers in the U.S. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and have a material adverse effect on its sales and profitability.

        Hospira has pricing agreements covering certain products with the major GPOs in the U.S., including Amerinet, Inc.; Broadlane Inc.; HealthTrust Purchasing Group LP; MedAssets, Inc.; Novation, LLC; PACT, LLC; and Premier Purchasing Partners, LP. It is important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory-compliant products. Hospira also needs to maintain a broad product line and be price-competitive. Several GPO contracts are up for renewal or extension each year. Moreover, some of the agreements may be terminated on 60 or 90 days' notice, while others may not be terminated without breach until the end of their contracted term. If Hospira is unable to renew or extend one or more of those contracts, or one or more of the contracts are terminated, and Hospira cannot replace lost business, Hospira's sales and profitability will decline. There has been consolidation among major GPOs, and further consolidation may occur. The effect of consolidation is uncertain, and consolidation may impair Hospira's ability to contract with GPOs in the future.

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

Changes in the buying patterns of Hospira's customers could adversely affect Hospira's operating results.

        During 2009, sales through the four largest wholesalers that supply products to many end-users accounted for approximately 42% of Hospira's global net sales. Hospira's profitability may be impacted by changes in the buying patterns of these wholesalers, or any other major distributor, or wholesale customer. Their buying patterns may change as a result of end-use buyer purchasing decisions, end-use customer demand, pricing, or other factors, which could adversely affect Hospira's results of operations.

Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes. In addition, failure to comply with these regulations could subject us to sanctions which could adversely affect our business, results of operations and financial condition.

        Hospira's products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and governmental authorities outside the U.S., can be costly and time-consuming, and approvals might not be granted for future products on a timely basis, if at all. To ensure ongoing customer safety, regulatory agencies such as the FDA may re-evaluate their current approval processes and may impose additional requirements. In addition, the FDA and others may impose increased or enhanced regulatory inspections for domestic or foreign plants.

        The FDA, along with other regulatory agencies around the world, has been experiencing a backlog of generic drug and medical device applications, which has delayed approvals of new products. Those delays have become longer, and may continue to increase in the future. These delays can result in higher levels of unapproved inventory and increased costs due to excess and obsolescence exposures.

        Existing regulations may also delay or prevent generic drug producers such as Hospira from offering certain products, such as biogeneric products in key territories, which could harm Hospira's ability to grow its business. If a clear regulatory pathway for the approval of biogeneric products is not fully developed in the U.S. and other jurisdictions, Hospira may not be able to generate future sales of such products in those jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products. Delays in receipt of, or failure to obtain, approvals for product candidates could result in delayed realization of product revenues and in substantial additional costs.

        Hospira and Hospira's suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, advertising and postmarketing reporting, including adverse event reports and field alerts, some of which are related to manufacturing quality concerns. Hospira may be required by regulatory authorities, or determine on its own, to temporarily cease production and sale of certain products to resolve manufacturing and product quality concerns, which would harm Hospira's sales, margins and profitability in the affected periods and may have a material adverse effect on Hospira's business. For information related to the 2009 warning letter received by Hospira and other voluntary recalls and corrective actions in 2009, see the section captioned "Quality Assurance."

        Hospira is also subject to various federal, state, and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in national, federal and state healthcare programs, including Medicare, Medicaid, and Veterans' Administration health programs and health programs outside the U.S. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require Hospira to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Hospira's business and result in a material adverse effect on Hospira's sales, profitability and financial condition.

        For a more detailed listing of the laws and regulations that significantly affect Hospira's business and operations, see the section captioned "Governmental Regulation and Other Matters." Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt Hospira's business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira's reputation in the marketplace.

Hospira may continue to acquire other businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all.

        As part of Hospira's business strategy, Hospira may continue to acquire other businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, strategic alliance, or disposition. Other companies, including those with substantially greater resources, may compete with Hospira for opportunities. If Hospira is successful in securing certain opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. Hospira may not be able to integrate acquisitions successfully into its existing business.

        To finance acquisitions, Hospira has incurred, and may continue to incur or assume significant debt. This significant indebtedness may require Hospira to dedicate a substantial portion of its cash flow from operations to servicing its debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies, and for general corporate purposes. In addition, this significant indebtedness may increase Hospira's vulnerability to general adverse economic conditions, including increases in interest rates. In addition, this may limit Hospira's flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry. Hospira may incur greater than expected costs in connection with these transactions if it encounters difficulties or issues not known to it at the time of entering into the transaction. In addition, Hospira may enter markets in which it has no or limited prior experience. Hospira could experience negative effects on its reported results of operations from acquisition or disposition-related charges. Any of these negative effects could cause a downgrade of Hospira's credit rating, which would affect Hospira's ability to obtain new financing and negatively impact Hospira's cost of financing and credit.

Current economic conditions could adversely affect our operations.

        The securities and credit markets have been experiencing volatility, and in some cases, have exerted negative pressure on the availability of liquidity and credit capacity for certain companies. Hospira's ability to access the credit and capital markets, and the related cost of borrowings, will depend on a variety of factors, including market conditions, the availability of credit and the strength of Hospira's credit rating. In addition, lending institutions, including those associated with Hospira's $700 million revolving credit facility which expires in 2012, may suffer losses due to their lending and other financial relationships, especially because of the general weakening of the global economy and increased financial instability of many borrowers. As a result, lenders may become insolvent, which could affect the actual availability of credit under Hospira's revolving credit facility, or Hospira's ability to obtain other financing on equally favorable terms. Moreover, insurance companies and other financial institutions may suffer losses, which could affect the cost and availability of insurance coverage. If one or more of these events occurred, Hospira's sources of liquidity may prove to be insufficient, cost of borrowing may increase and Hospira's financial condition or results of operations could be adversely affected.

        In addition, demand for Hospira's products may decrease due to these adverse economic conditions, resulting in the loss of jobs or healthcare coverage, thereby affecting an individual's ability to pay for elective healthcare. Interest rate fluctuations, changes in capital market conditions and adverse economic conditions may increase Hospira's customers' cost-containment efforts, and affect Hospira's customers' ability to obtain credit to finance their purchases of Hospira's products, which could reduce Hospira's revenue and cause a decrease in Hospira's profitability.

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

        In addition, Hospira regularly reviews its investments, including equity and cost-based investments, to determine when a significant event or change in circumstance has occurred that may have an adverse effect on the fair value of each investment. Hospira considers numerous factors, including factors affecting the investee, factors affecting the industry of the investee, and general equity market trends. Hospira also considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. The recent volatility in the global equity markets and other factors could adversely impact the fair value of Hospira's investments and, as a consequence, could result in a charge for an other than temporary decline in value, which could have an adverse effect on Hospira's financial position and results of operations.

The manufacture of Hospira's products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing, storing or distributing products, Hospira's business could suffer.

        The manufacture of Hospira's products and products Hospira produces for third parties is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, storage or distribution of Hospira's products and products Hospira manufactures for third parties for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost sales, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Problems with respect to the manufacture, storage or distribution of its products could materially disrupt Hospira's business and harm its sales and profitability.

Hospira can experience higher costs to produce its products as a result of rising oil and gas prices.

        Hospira uses resins and other petroleum-based materials as raw materials in many of its products. Prices of oil, fuel, and other gases also significantly affect Hospira's costs for freight and utilities. Oil, fuel, and other gas prices are volatile. If costs increase and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials, electromechanical and other components, and third party finished goods. Hospira may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture or sell products on a timely basis and could harm its profitability.

        The manufacture of Hospira's products requires raw materials and electromechanical and other components that must meet stringent FDA and other regulatory requirements. Some of these raw materials and other components are currently available from a limited number of suppliers. For example, the LifeShieldTM, CLAVETM and MicroCLAVETM connector products, which are components of administration sets that represented approximately 15% of Hospira's 2009 U.S. net sales, rely on proprietary components that are available exclusively from ICU Medical. CLAVETM and MicroCLAVETM are registered trademarks of ICU Medical. In addition, Hospira purchases from single sources certain compounding material, polyvinyl-chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its I.V. and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are necessary.

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

        Hospira's strategy, in part, relies on the establishment of a low-cost operating infrastructure to improve margins and cash flow to drive sustained growth. In addition to the several initiatives under Project Fuel, Hospira has taken various other actions to dispose of, or close, certain manufacturing, research and development, and other facilities. These actions have resulted in, and are expected to continue to result in, significant charges to Hospira's results of operations and cash expenditures. Cost-reduction and optimization activities are complex, and if Hospira does not successfully manage these activities, its operations and business could be disrupted and Hospira may incur more costs than anticipated. In connection with these activities, the company's failure to hire or retain personnel with the right expertise and experience in operations that are critical to its business functions could adversely impact the execution of its business strategy. Future cost reduction and optimization activities, if taken, may result in additional charges and cash expenditures, which may be material. If Hospira does not realize the expected savings from its cost-reduction and optimization efforts, its profitability may be adversely affected.

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

        As a result of cost-reduction efforts, Hospira has announced the planned closing of, or has sold, certain of its facilities. While Hospira believes it will have available manufacturing capacity to absorb, or the ability to outsource, the production at these facilities, there may be less available capacity at Hospira's facilities. If Hospira experiences an interruption in manufacturing at any of its primary manufacturing facilities, it may not be able to produce sufficient products for its customers. As a result, Hospira's sales, margins and profitability may be adversely impacted.

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

        Sales in markets outside the U.S. comprised approximately 29% of 2009 net sales. The additional risks associated with Hospira's operations outside the United States include: (i) fluctuations in foreign currency exchange rates; (ii) multiple regulatory requirements that are subject to change, which may delay or deter Hospira's international product commercialization efforts; (iii) differing local product preferences and product requirements; (iv) trade protection measures and import or export licensing requirements; (v) difficulty in establishing, staffing and managing operations outside the U.S.; (vi) differing labor regulations or work stoppages or strikes at Hospira's union facilities; (vii) complying with U.S. regulations that apply to international operations, including trade laws, the Foreign Corrupt Practices Act and anti-boycott laws; (viii) potentially negative consequences from changes in tax laws; (ix) political and economic instability; (x) natural disasters; and (xi) diminished protection of intellectual property in some countries outside of the U.S.

        In addition, Hospira operates in many countries outside the U.S. through distributors. Its success will depend on the efforts and performance of such distributors, which are beyond Hospira's control. These risks could have an adverse effect on Hospira's ability to distribute and sell its products in markets outside the U.S. and could adversely affect Hospira's profitability.

Hospira is involved in various lawsuits and proceedings that could negatively affect its business.

        Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott. In some instances, these claims and proceedings could preclude the continued sale and marketing of Hospira's products or otherwise adversely affect operations, profitability or liquidity. These claims and proceedings include those described in Item 3 "Legal Proceedings." There can be no assurance that these matters would not have an adverse effect on Hospira's business, profitability or financial condition. In addition, there can be no assurance that there will not be an increase in scope of these matters or that there will not be additional lawsuits, claims, proceedings or investigations in the future.

        In the past, Hospira has been involved in investigations related to improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. Hospira could be subject to these investigations or lawsuits again in the future, and there can be no assurance that these matters would not have an adverse impact on Hospira.

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

        Hospira's business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of drugs and medical devices and products. In the ordinary course of business, Hospira is the subject of product liability claims and lawsuits, including those described in Item 3 "Legal Proceedings," alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits, safety alerts, voluntary recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on Hospira's business and reputation and on its ability to attract and retain customers.

        Hospira is responsible for all liabilities, including liabilities for claims and lawsuits, related to its business, whether they arose before or after the spin-off, other than certain liabilities relating to allegations that it engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for its products. As part of Hospira's risk management policy, Hospira carries third-party product liability insurance coverage, which includes a substantial retention or deductible which provides that Hospira will not receive insurance proceeds until the losses incurred exceed the amount of that retention or deductible. To the extent that any losses are within these retentions or deductibles, Hospira will be responsible for the administration and payment of these losses. Product liability claims in excess of applicable insurance could have a material adverse effect on Hospira's profitability and financial condition.

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

        Hospira seeks to launch generic pharmaceutical products either where patent protection of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. To achieve a "first-to-market" position for generic pharmaceutical products, Hospira may take action, such as litigation, to seek to assert that its products do not infringe patents of existing products or that those patents are invalid or unenforceable. Hospira may also launch a product prior to the termination of the underlying litigation. These actions may result in increased litigation, which could be costly and time consuming, and may not be successful. Hospira has made abbreviated new drug applications and certifications (known as "Paragraph IV certifications" in the U.S.) that the relevant patents for existing products would not be infringed by a Hospira product, or were invalid or unenforceable, in the U.S. and equivalent filings in Canada. Claims filed by innovators challenging these Paragraph IV certifications may delay or prevent the launch of the relevant products and result in additional costs.

        Third parties may claim that Hospira's products are infringing their intellectual property rights. Claims of intellectual property infringement could be costly and time-consuming and might require Hospira to enter into costly royalty or license agreements, if Hospira is able to obtain royalty or license agreements on acceptable terms or at all. Hospira also may be subject to significant damages, which may be based on the lost profits from the sale of the branded product or an injunction preventing it from manufacturing, selling or using some of its products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on Hospira's profitability and financial condition.

Changes in the funded status or costs of Hospira's pension or post-retirement benefit plans could adversely affect Hospira's financial position and results of operations.

        The funded status of Hospira's pension and post-retirement benefit plans is subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year and, as a consequence, could result in higher funding requirements and net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, retirement rates, healthcare cost trend rates and other factors, may lead to significant increases in the value of the respective obligations. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs. All of these factors could have an adverse effect on Hospira's financial position and results of operations.

The stock market can be volatile and fluctuations in Hospira's operating results, as well as other factors, could cause its stock price to decline.

        During the past few years, the stock market has experienced fluctuations, which has significantly impacted the market prices of securities issued by many companies for reasons unrelated to their operating performance. Further, market fluctuations could adversely affect Hospira's stock price. Moreover, Hospira's sales and operating results may vary from quarter to quarter due to the risk factors set forth herein. Hospira's stock price could fluctuate significantly in response to its quarterly results and the impact of these risk factors on Hospira's operating results or financial position.

Item 1B.    Unresolved Staff Comments

        None.

Item 2. Properties

        Hospira's corporate headquarters and the locations and uses of Hospira's principal manufacturing and research and development ("R&D") properties as of December 31, 2009, are as follows:

Location*	Use	Owned/Leased
Adelaide, South Australia, Australia	R&D	Owned
Austin, Texas	Manufacturing	Owned
Buffalo, New York	Manufacturing	Owned
Boulder, Colorado	R&D and Manufacturing	Leased (expires 2011)
Clayton, North Carolina	R&D and Manufacturing	Owned
Finisklin, Sligo, Ireland	Manufacturing	Leased (expires 2013)
La Aurora, Costa Rica	Manufacturing	Owned
Lake Forest, Illinois**	Corporate Headquarters and R&D	Owned/Leased (expires 2016)
Liscate, Italy	Manufacturing	Owned
McPherson, Kansas	R&D and Manufacturing	Owned
Morgan Hill, California	Manufacturing	Owned
Mulgrave, Victoria, Australia	R&D and Manufacturing	Owned
Rocky Mount, North Carolina	Manufacturing	Owned
San Cristobal, Dominican Republic	Manufacturing	Owned
San Diego, California	R&D	Leased (expires 2019)
Wasserburg, Germany***	Manufacturing	Owned

*
The locations listed above are generally used by all of Hospira's segments.

**
The Lake Forest facilities consist of four buildings, three of which are owned and one of which is leased.

***
In January 2010, Hospira completed the sale of the contract manufacturing facility in Wasserburg, Germany.

        Hospira phased out production at the North Chicago, Illinois manufacturing facility during the first half of 2009. Hospira is exiting manufacturing operations at its Morgan Hill, California plant and the transfer of product manufacturing will continue throughout 2010, but could extend into 2011. Production of the primary products at these facilities is moving to other Hospira facilities or is being outsourced to third-party suppliers. In 2008, Hospira began an expansion of manufacturing capacity at the LaAurora, Costa Rica facility, in part to accommodate some of the production being transferred from other Hospira facilities. The facility has not been completed, but has begun producing some limited incremental products in the currently existing space. For further details regarding the financial impact of these activities, see Note 4, to the consolidated financial statements included in Item 8.

        Hospira believes that its facilities and equipment are in good operating condition and are well maintained. Hospira believes that it has adequate capacity to meet its current business needs.

        As a result of the acquisition of Mayne Pharma, Hospira has a joint venture with Cadila Healthcare Limited, a pharmaceutical company located in India. The joint venture has been approved to begin manufacturing and commercial sales of injectable cytotoxic drugs for Europe, and has been inspected by the FDA. The FDA issued an approval letter in December 2009 related to these manufacturing facilities.

 Item 3. Legal Proceedings

        Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott.

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Hospira denies all material allegations asserted against it in the complaint. The trial of this matter has concluded, but the court has not rendered a decision. In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

        On August 12, 2005, Retractable Technologies, Inc. ("RTI") filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement ("Agreement") between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157 is pending in the U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott's marketing efforts. RTI is seeking monetary damages which are alleged to be in excess of $300 million as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott's former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott has brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI's breach of the Agreement. The case is proceeding in the U.S. District Court for the Eastern District of Texas.

        Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira's attempts to market the generic oncology drug oxaliplatin. In the U.S., litigation is pending in the U.S. District Court for the District of New Jersey: Sanofi-Aventis, U.S., LLC, et al. v. Sandoz, Inc., et al. (D. N.J. 2007). In the lawsuit, plaintiffs allege that various generic oxaliplatin products infringe one or more patents held by plaintiffs. Hospira is currently marketing and selling its oxaliplatin products, and alleges that the single patent plaintiffs have asserted against Hospira is not valid and not infringed by Hospira's products. In June 2009, the District Court entered summary judgment of non-infringement in favor of Hospira. Plaintiffs appealed that decision and, in September 2009, the U.S. Court of Appeals for the Federal Circuit vacated the District Court's ruling. Trial is expected in 2010. Hospira denies all material allegations asserted against it in the complaint. The plaintiffs seek damages, injunctive relief and costs. If Hospira were required to pay damages in this case, the amount of damages would generally be based on a reasonable royalty or the plaintiffs' lost profits based on the sale of the branded product. Plaintiffs are also pursuing proceedings against the FDA in a separate legal action aimed at removing Hospira's products from the market and prohibiting future sales in advance of the trial.

        Hospira and Abbott are defendants in a number of lawsuits brought by individual plaintiffs alleging that plaintiffs developed Post-arthroscopic Glenohumeral Chondrolysis ("PAGCL") from the use of certain continuous infusion pain pumps to deliver local anesthetic into the intra-articular joint space following shoulder surgeries. In each case, Hospira and/or Abbott is alleged, singularly or with other anesthetic medication defendants, to have provided the medication delivered by continuous infusion pain pumps manufactured by other (non-Hospira/non-Abbott) defendants. The analgesic medications at issue include MarcaineTM (bupivacaine) and lidocaine. As of December 31, 2009, there are a total of 123 cases, involving 313 plaintiffs, in which Hospira is a party. 62 cases are pending in federal court and 61 cases are pending in state court. Pursuant to its separation agreement with Abbott, Hospira is defending those lawsuits which relate to sales of products prior to Hospira's spin-off from Abbott. Hospira denies all material allegations asserted against it in the complaint. Generally, plaintiffs seek compensatory damages and, in some cases, punitive damages and costs.

        On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (expires July 15, 2013) and 6,716,867 (expires March 31, 2019), is in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz's "Paragraph IV" notice indicating that Sandoz has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Hospira's PrecedexTM (dexmedetomidine hydrochloride). Hospira seeks a judgment of infringement, injunctive relief and costs.

        Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's reserves, which are not significant at December 31, 2009 and 2008, are the best estimate of loss, as defined by ASC Topic 450, "Contingencies." Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Executive Officers of Hospira

        The executive officers of Hospira are set forth below. Their ages as of February 18, 2010, and the positions and offices held by them in the past are also indicated. There are no family relationships between any corporate officers or directors.

        Christopher B. Begley, age 57, is Hospira's Chairman of the Board and Chief Executive Officer. He has served as Chief Executive Officer and as a director since the spin-off in April 2004 and as the Chairman of the Board since May 2007. Mr. Begley provided 18 years of service to Abbott, a global broad-based healthcare company, and served as Senior Vice President and President, Hospital Products, from 2000 to April 2004. Prior to his appointment as Senior Vice President and President, Hospital Products, Mr. Begley served as Senior Vice President and President, Chemical and Agricultural Products from 1999 to 2000, Vice President, Abbott Health Systems, from 1998 to 1999, and Vice President, MediSense Operations, in 1998. Mr. Begley is a director of Sara Lee Corporation, AdvaMed and the National Center for Healthcare Leadership.

        Terrence C. Kearney, age 55, is Hospira's Chief Operating Officer. He has served in such position since April 2006. From April 2004 to April 2006, he served as Hospira's Senior Vice President, Finance, and Chief Financial Officer, and he served as Acting Chief Financial Officer through August 2006. Mr. Kearney served as Vice President and Treasurer of Abbott from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott's International Division. Mr. Kearney provided 24 years of service to Abbott.

        Daphne E. Jones, age 52, is Hospira's Senior Vice President and Chief Information Officer. Ms. Jones has served in that position since November 2009. Ms. Jones served as the worldwide Vice President of information technology ("IT") and Chief Information Officer for Johnson & Johnson's Ortho-Clinical Diagnostics, Inc. from 2007 to 2009. Previously, from 1997 to 2006, she served in other IT global leadership roles at Johnson & Johnson.

        Kenneth F. Meyers, age 48, is Hospira's Senior Vice President, Organizational Transformation and People Development. Mr. Meyers has served in that position since November 2008. Mr. Meyers served as a partner of Oliver-Wyman—Delta Executive Learning Center (a global management consulting firm) from 2004 to 2008. From 2002 to 2004, Mr. Meyers served as Senior Vice President, Human Resources, Starbucks Coffee International (a subsidiary of Starbucks Coffee Company). From 2000 to 2002, he founded and acted as managing director of KFM Consulting (a human resources consultancy).

        Sumant Ramachandra, M.D., Ph.D., age 41, is Hospira's Senior Vice President and Chief Scientific Officer. Dr. Ramachandra has served in that position since July 2008. Dr. Ramachandra served as Vice President and Senior Project Leader, Global Development, at Schering-Plough, a global healthcare company, from 2005 to 2008. From 2003 to 2005, he served as Group Leader in the U.S. Medical Oncology Therapeutic Area at Pfizer Inc., a global pharmaceuticals company.

        Brian J. Smith, age 58, is Hospira's Senior Vice President, General Counsel and Secretary. He has served in such position since the spin-off in April 2004. Mr. Smith served as Divisional Vice President, Domestic Legal Operations of Abbott from 1995 to April 2004 and served with Abbott for 25 years.

        Ron Squarer, age 43, is Hospira's Senior Vice President, Global Marketing and Corporate Development. Mr. Squarer has served in that position since January 2009. Mr. Squarer served as Hospira's Corporate Vice President, Global Strategy and Business Development from 2007 to 2008, and as Senior Vice President, Global Corporate and Business Development at Mayne Pharma, Ltd. (an Australia-based specialty injectable pharmaceutical company) from 2006 to 2007. From 2004 to 2006, he served as the Oncology Therapy Area Commercial Development Leader at Pfizer Inc., a global pharmaceuticals company. Prior to 2004, Mr. Squarer supported other therapeutic areas at Pfizer and held various commercial and business development positions at SmithKline Beecham in the United States and Europe.

        Thomas E. Werner, age 52, is Hospira's Senior Vice President, Finance and Chief Financial Officer. He has served in such position since August 2006. Mr. Werner served as Senior Vice President, Finance and Chief Financial Officer of Böwe Bell + Howell, a service, manufacturing and software company that provides document processing and postal solutions. Prior to joining Böwe Bell + Howell in late 2001, he served as Chief Financial Officer for Xpedior Incorporated (a software developer and integrator), for uBid, Inc., (an e-commerce company), and as Corporate Controller for Gateway, Inc. (a seller of personal computers and related products and services).

        Richard J. Hoffman, age 43, is Hospira's Corporate Vice President, Controller and Chief Accounting Officer. He has served in such position since August 2009. From August 2007 to August 2009, he served as Hospira's Vice President, Corporate Controller and Chief Accounting Officer. From 2000 until his appointment by Hospira, Mr. Hoffman was employed by CNH Global N.V. (Case New Holland—a global agricultural and construction equipment manufacturer with a captive financial services company). His last position was Vice President, Corporate Controller and Chief Accounting Officer, which he held since July 2004. Prior to that time, he served as Assistant Corporate Controller and Chief Accounting Officer and in various other finance and reporting roles at Case New Holland.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Hospira's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "HSP." The following table sets forth the high and low closing prices for Hospira's common stock on the NYSE for each period indicated.

	Market Price Per Share
	2009		2008
For the quarter ended:	High	Low	High	Low
March 31	$30.86	$21.38	$43.80	$39.90
June 30	$38.82	$30.44	$43.56	$39.32
September 30	$44.87	$36.12	$40.36	$36.96
December 31	$51.11	$43.25	$38.34	$25.36

        As of January 31, 2010, Hospira had approximately 38,671 shareholders of record. Hospira has not paid any dividends on its common stock.

Issuer Purchases of Equity Securities

        The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1-October 31, 2009	72,206	$46.38	—	$100,233,606
November 1-November 30, 2009	16,526	47.22	—	100,233,606
December 1-December 31, 2009	4,354	50.58	—	100,233,606

Total	93,086	$46.66	—	$100,233,606

(1)
These shares represent the shares deemed surrendered to Hospira to pay the exercise price and to satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options. For further details regarding employee stock options, see Note 15, to the consolidated financial statements included in Items 8. These shares include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation Stock Purchase Plan—1,000 in October, 900 in November, and 1,500 in December.

(2)
In February 2006, Hospira's board of directors authorized the repurchase of up to $400.0 million of Hospira's common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2009, Hospira had purchased 7.6 million shares for $299.8 million in aggregate under the 2006 board authorization, all of which were purchased during 2006.

Performance Graph

        The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P Health Care Index.

Comparison of Cumulative Total Return

        Assumes $100 was invested on December 31, 2004 in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2005, 2006, 2007, 2008 and 2009, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

 Item 6. Selected Financial Data

        The following table sets forth Hospira's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2009, 2008, 2007, 2006 and 2005.

        The selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in Item 8.

	For the Years Ended December 31,
(dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Statements of Income Data:
Net sales(1)	$3,879.3	$3,629.5	$3,436.2	$2,688.5	$2,626.7
Gross profit(2)	1,456.4	1,342.7	1,195.7	974.9	873.1
Income from operations(1)	502.9	517.8	302.6	339.6	336.6
Income before income taxes	384.8	407.5	187.8	324.7	322.1
Net income	$403.9	$320.9	$136.8	$237.7	$235.6
Earnings per common share:
Basic	$2.51	$2.02	$0.87	$1.51	$1.48
Diluted	$2.47	$1.99	$0.85	$1.48	$1.46
Weighted average common shares outstanding:
Basic	161.0	159.2	156.9	157.4	159.3
Diluted	163.2	161.3	160.2	160.4	161.6

(1)
As Mayne Pharma was acquired in February 2007, there are no Mayne Pharma net sales in 2006 and 2005. Income from operations includes acquired in-process research and development charge of $0.5 million, $88.0 million and $10.0 million in 2008, 2007 and 2006, respectively.

(2)
Gross profit is defined as Net sales less Cost of products sold.

	December 31,
(dollars in millions)	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$5,502.9	$5,074.1	$5,084.7	$2,847.6	$2,789.2
Long-term debt	$1,707.3	$1,834.0	$2,184.4	$702.0	$695.3

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

        In 2009, Hospira reclassified costs that were previously reported in Cost of products sold and Research and development to Restructuring and impairment, a separate operating costs and expenses line item. The reclassifications did not affect net income or shareholders' equity.

Cost-Reduction and Optimization Activities

        As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance pay and other employee benefits, accelerated depreciation resulting from the decreased useful lives of buildings and certain equipment, impairments, relocation of production, process optimization implementation, other asset charges and exit costs. Hospira will transfer related operations and production of the primary products from some facilities to other Hospira facilities, outsource certain product components to third-party suppliers or cease activities entirely. For further details regarding the financial impact of these cost-reduction activities, see Note 4 to the consolidated financial statements included in Item 8.

  Project Fuel

        2009 Actions.    In March 2009, Hospira announced details of Project Fuel which will occur over the next two years from the date of announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira expects to incur aggregate charges related to these actions in the range of $140 million to $160 million on a pre-tax basis, of which approximately $100 million to $110 million are expected to be reported as restructuring costs and other asset charges. During 2009, Hospira incurred aggregate charges of $83.7 million with $50.6 million recorded as restructuring and other asset charges.

        As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. As a result of these decisions and measurement of the fair value of these businesses, Hospira recognized non-cash, pre-tax impairment charges of $52.8 million in 2009. Hospira received cash of $46.6 million upon completion of the disposals of the critical care business and oral pharmaceutical contract manufacturing facility in Salisbury, Australia. In 2010, a disposal was completed for an estimated sales price of approximately $68 million related to the remaining assets and related liabilities held for sale associated with the facility in Wasserburg, Germany which primarily performed contract manufacturing. These disposals will reduce net sales in the Other Pharma and Other Devices product lines in periods subsequent to the disposals. As Hospira continues to consider each Project Fuel initiative, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States ("GAAP"), among other factors.

  Facilities Optimization

        2008 Actions.    In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California, plant over the next two to three years. Hospira expects to incur aggregate charges through 2011 related to these actions in the range of $29 million to $35 million on a pre-tax basis, of which approximately $20 million to $24 million are expected to be reported as restructuring charges. During 2009 and 2008, Hospira incurred charges of $15.7 million and $8.8 million, respectively.

        2006 Actions.    In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada, and North Chicago, Illinois and completed these plans in 2007, 2008, and 2009, respectively. During 2009, 2008 and 2007, Hospira incurred charges of $12.7 million, $26.6 million and $37.6 million, respectively.

  Other Actions

        2007 Actions.    In late 2007, Hospira made the decision to limit future research and development investments related to a non-strategic device product and recognized an intangible asset impairment charge of $7.5 million.

        Restructuring, impairment and optimization charges incurred for these cost reduction and optimization actions collectively were reported in the consolidated statements of income line items included in Item 8 as follows:

Years Ended December 31 (dollars in millions)	2009	2008	2007
Cost of products sold	$40.7	$12.4	$23.3
Restructuring and impairment	94.2	22.4	21.8
Research and development	3.3	0.6	—
Selling, general and administrative	26.7	—	—

Total pre-tax Project Fuel, Facilities Optimization and Other Actions charges	$164.9	$35.4	$45.1

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

Acquisitions

  Orchid Pharma

        In December 2009, Hospira announced an agreement to acquire a certain business of Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid Pharma") for approximately $400 million. While Hospira has taken actions and incurred costs associated with the pending transaction that are reflected in Hospira's financial statements, the pending acquisition of Orchid Pharma will not be reflected in the financial statements until the transaction closes. The transaction has been unanimously approved by Hospira's and Orchid Pharma's boards of directors and Orchid Pharma's shareholders. The acquisition is subject to customary closing conditions. The transaction is expected to be completed in the first quarter of 2010.

  TheraDoc

        In December 2009, Hospira acquired TheraDoc, Inc. ("TheraDoc") and its Infection Control AssistantTM and Antibiotic AssistantTM products, software applications that automate hospital-wide surveillance for infection-related events and optimize the utilization of antimicrobials for cash of $63.3 million, net of cash acquired. The impact of this acquisition was not material to Hospira's results of operations in 2009.

  Mayne Pharma

        On February 2, 2007, Hospira completed its acquisition of Mayne Pharma for $2,055.0 million. The acquisition broadened Hospira's specialty injectable pharmaceuticals product line. As Mayne Pharma had strong market positions in Europe and Australia and a significant commercial infrastructure outside the United States, the acquisition has also substantially increased Hospira's international presence. The results of operations of Mayne Pharma are included in Hospira's results for periods on and after February 2, 2007, which has affected comparability of the financial statements for the periods presented in this report. For further details, see Note 2 to the consolidated financial statements included in Item 8.

        Intangible assets amortization, inventory step-up, acquired in-process research and development and integration charges incurred for the Mayne Pharma acquisition were reported in the consolidated statements of income line items included in Item 8 as follows:

Years Ended December 31 (dollars in millions)	2009	2008	2007
Cost of products sold	$54.2	$71.4	$107.7
Restructuring and impairment	—	—	—
Research and development	—	1.0	1.6
Acquired in-process research and development	—	0.5	88.0
Selling, general and administrative	—	21.0	36.2

Total pre-tax Mayne Pharma related charges	$54.2	$93.9	$233.5

        Acquisitions and related transactions are subject to various risks and uncertainties, including risks relating to the integration and risks relating to incurring substantial indebtedness in connection with an acquisition. Please see "Item 1A. Risk Factors—Hospira may continue to acquire other businesses and assets, license rights to technologies or products from third parties, form alliances or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all."

Results of Operations

Net Sales

        A comparison of product line sales is as follows:

				Percentage Change at Actual Currency Rates		Percentage Change at Constant Currency Rates(1)
Years Ended December 31 (dollars in millions)	2009	2008	2007	2009	2008	2009	2008
Americas—
Pharmaceuticals
Specialty Injectables	$1,589.9	$1,328.9	$1,240.9	19.6%	7.1%	20.3%	7.1%
Other Pharma	556.4	522.0	549.2	6.6%	(5.0)%	7.8%	(4.7)%

	2,146.3	1,850.9	1,790.1	16.0%	3.4%	16.7%	3.5%
Devices
Medication Management Systems	559.7	558.9	501.3	0.1%	11.5%	1.2%	11.4%
Other Devices	357.3	368.5	367.5	(3.0)%	0.3%	(2.3)%	0.1%

	917.0	927.4	868.8	(1.1)%	6.7%	(0.2)%	6.6%
Total Americas	3,063.3	2,778.3	2,658.9	10.3%	4.5%	11.1%	4.5%
EMEA—
Pharmaceuticals
Specialty Injectables	272.0	287.4	255.4	(5.4)%	12.5%	2.1%	8.0%
Other Pharma	128.4	152.1	162.3	(15.6)%	(6.3)%	(8.8)%	(8.1)%

	400.4	439.5	417.7	(8.9)%	5.2%	(1.7)%	1.8%
Devices
Medication Management Systems	77.8	75.9	66.4	2.5%	14.3%	8.6%	7.6%
Other Devices	64.6	68.4	68.0	(5.6)%	0.6%	0.9%	(4.6)%

	142.4	144.3	134.4	(1.3)%	7.4%	4.9%	1.4%
Total EMEA	542.8	583.8	552.1	(7.0)%	5.7%	(0.1)%	1.6%
APAC—
Pharmaceuticals
Specialty Injectables	211.4	205.4	168.9	2.9%	21.6%	7.2%	19.6%
Other Pharma	16.4	15.2	14.1	7.9%	7.8%	17.8%	4.8%

	227.8	220.6	183.0	3.3%	20.5%	7.9%	18.4%
Devices
Medication Management Systems	21.2	19.9	16.7	6.5%	19.2%	11.1%	15.5%
Other Devices	24.2	26.9	25.5	(10.0)%	5.5%	(8.9)%	(0.7)%

	45.4	46.8	42.2	(3.0)%	10.9%	(0.4)%	5.7%
Total APAC	273.2	267.4	225.2	2.2%	18.7%	6.5%	16.1%

Net Sales	$3,879.3	$3,629.5	$3,436.2	6.9%	5.6%	9.0%	4.8%

  Specialty Injectables include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through August 2009) and other device products.

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods' foreign exchange rates. We have calculated these percentages by taking years ended net sales for the three years presented less the respective prior years ended reported net sales, divided by the respective prior years ended reported net sales, all at the respective prior years' foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of our change in net sales without the impact of foreign currency and provides greater transparency into Hospira's results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Net sales for 2007 include eleven months of Mayne Pharma net sales.

2009 compared to 2008:

        Net sales increased 6.9%, or 9.0% excluding the impact of changes in foreign exchange rates. The decrease in Other Devices in all segments is due to the disposal of the critical care business in August 2009. The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

  Americas

        Net sales in the Americas segment increased 10.3%, or 11.1% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the product launch of generic oxaliplatin in the U.S. Despite the strong generic substitution rates achieved by oxaliplatin since the launch, the sales trend for this product is not expected to continue at this level as sales during a generic launch period have a higher degree of end customer price movement due to competitive market factors and reflect wholesalers' common practice of purchasing quantities of product at launch to assure adequate supply for end customer use. In addition, Specialty Injectable Pharmaceuticals net sales were higher due to other new product introductions and increased volume for Hospira's proprietary sedation drug PrecedexTM, partially offset by lower anti-infectives volume due to temporary capacity constraints. Other Pharma net sales increased due to higher demand from certain contract manufacturing customers and increased large volume I.V. solutions sales due to additional GPO contract awards. Net sales in Medication Management Systems were slightly higher with increased volumes in ambulatory and large volume infusion systems, primarily Plum A+TM, and dedicated administration sets.

  EMEA

        Net sales in the EMEA segment decreased (7.0)%, or (0.1)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales were slightly higher with increases from new product introductions, including a biogeneric, offset by lower price and volume declines on certain existing oncology products. Net sales of Other Pharma were lower due to a decline in demand from certain contract manufacturing customers and a decline in certain low margin compounding products. Net sales in Medication Management Systems increased due to higher sales volume of large volume infusion systems, primarily Plum A+TM and GemStarTM and dedicated administration sets.

  APAC

        Net sales in the APAC segment increased 2.2%, or 6.5% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to higher volume in Hospira's proprietary sedation drug PrecedexTM, cardiovascular-related products, a new oncology product launch and higher proprietary and differentiated product sales in Australia. Net sales in

Medication Management Systems increased due to higher sales volume of ambulatory infusion systems and dedicated administration sets.

2008 compared to 2007:

        Net sales increased 5.6%, or 4.8% excluding the impact of changes in foreign exchange rates.

  Americas

        Net sales in the Americas segment increased 4.5%. The growth in net sales of Specialty Injectable Pharmaceuticals was due to increased volumes from GPO contract awards, new product introductions, increased volume for PrecedexTM and the impact of competitor supply issues. Other Pharma net sales decreased due to lower demand from certain contract manufacturing customers, partially offset by increased large volume I.V. solutions sales due to GPO contract awards. Net sales in Medication Management Systems increased due to strong demand, particularly for SymbiqTM. Other Devices net sales increased due to volume growth in gravity administration sets.

  EMEA

        Net sales in the EMEA segment increased 5.7%, or 1.6% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased primarily due to an additional month of Mayne Pharma net sales in 2008 and sales of the newly launched biogeneric RetacritTM, partially offset by expected price decreases in oncology products. Net sales of Other Pharma were lower due to declines in demand from certain contract manufacturing customers. Net sales in Medication Management Systems increased due to higher sales volume of ambulatory and large volume infusion systems.

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

Gross Profit (Net sales less Cost of products sold)

				Percent change
Years ended December 31 (dollars in millions)	2009	2008	2007	2009	2008

Gross profit	$1,456.4	$1,342.7	$1,195.7	8.5%	12.3%
As a percent of net sales	37.5%	37.0%	34.8%

2009 compared to 2008:

        Gross profit increased $113.7 million, or 8.5%, in 2009, compared to 2008.

        The gross profit increase is primarily the result of higher sales volume and favorable product mix including the impact of the U.S. product launch of generic oxaliplatin and higher anesthesia-related product sales, primarily PrecedexTM. In addition, higher production volume and cost reductions associated with Project Fuel and Facilities Optimization initiatives contributed to manufacturing efficiency gains. These increases were partially offset by the impact of changes in foreign exchange rates, costs associated with certain product corrective actions and inventory charges including those related with the Project Fuel product line complexity reduction initiative.

2008 compared to 2007:

        Gross profit increased $147.0 million, or 12.3%, in 2008 compared to 2007.

        The gross profit increase is primarily the result of higher sales volume, including an additional month of Mayne Pharma related gross profit in 2008, the impact of changes in foreign exchange rates, improved manufacturing performance and favorable product mix driven by Medication Management Systems. These increases were partially offset by higher freight and distribution expenses. A portion of the increase in gross profit results from the absence in 2008 of purchase accounting charges for Mayne Pharma, which in the prior year included inventory step-up charges of $53.1 million.

Restructuring and Impairment

				Percent change
Years ended December 31 (dollars in millions)	2009	2008	2007	2009	2008

Restructuring and impairment	$94.2	$22.4	$21.8	320.5%	2.8%
As a percent of net sales	2.4%	0.6%	0.6%

2009 compared to 2008:

        Restructuring and impairment charges were $94.2 million in 2009, compared with $22.4 million in 2008. The increase in Restructuring and impairment was due to non-cash, pre-tax impairment charges of $52.8 million related to property and equipment, allocated goodwill and intangible asset impairments associated with non-strategic businesses and related assets associated with Project Fuel initiatives. In addition to the impairment charges in 2009, restructuring charges of $41.4 million, primarily severance costs, relate to Project Fuel and Facilities Optimization. Restructuring incurred in 2008 was related to Facilities Optimization initiatives.

2008 compared to 2007:

        Restructuring and impairment charges were $22.4 million in 2008, compared with $21.8 million in 2007, primarily relating to severance costs associated with Facilities Optimization initiatives and in 2007 included an impairment of an intangible asset related to a non-strategic device product.

Research and Development

				Percent change
Years ended December 31 (dollars in millions)	2009	2008	2007	2009	2008

Research and development expense	$240.5	$211.9	$201.2	13.5%	5.3%
As a percent of net sales	6.2%	5.8%	5.9%

2009 compared to 2008:

        Research and development ("R&D") expenses increased $28.6 million, or 13.5%, in 2009, compared to 2008. The increase was primarily related to investments in various new product development programs, including biogenerics, and charges related to a third party agreement and corresponding milestone reached for development of an oncology product that has not yet reached regulatory approval. These increases were partially offset by the impact of changes in foreign exchange rates and productivity improvements associated with Project Fuel initiatives.

2008 compared to 2007:

        R&D expenses increased $10.7 million, or 5.3%, in 2008, compared to 2007. The increase was primarily related to higher spending on product development associated with new compounds in

Hospira's generic injectable drug pipeline, including biogenerics, and device pipeline, partially offset by lower proprietary clinical trial spending.

Acquired In-Process Research and Development

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

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in millions)	2009	2008	2007	2009	2008

Selling, general and administrative expense	$618.8	$590.1	$582.1	4.9%	1.4%
As a percent of net sales	16.0%	16.3%	16.9%

2009 compared to 2008:

        Selling, general and administrative ("SG&A") expenses increased $28.7 million, or 4.9%, in 2009, compared to 2008. The increase was primarily due to higher sales force and annual incentive compensation provisions and costs associated with Project Fuel initiatives offset by the impact of changes in foreign exchange rates. In 2008, SG&A includes costs related to Mayne Pharma integration.

2008 compared to 2007:

        SG&A expenses increased $8.0 million, or 1.4%, in 2008, compared to 2007. The increase was primarily due to sales and marketing support within the Americas and support costs for new product launches in the EMEA and APAC segments, partially offset by lower costs related to the integration of Mayne Pharma in 2008 compared to 2007.

Interest Expense

        Hospira incurred interest expense of $106.3 million in 2009, $116.2 million in 2008 and $134.5 million in 2007. The decrease in 2009 compared to 2008 was primarily due to lower debt outstanding in 2009 and lower interest rates on floating rate notes, including the impact of interest rate swaps on fixed rate notes. The decrease in 2008 compared to 2007 was primarily due to lower debt outstanding in 2008, the 2007 write-off of costs associated with the issuance of debt incurred related to the Mayne Pharma acquisition, and lower interest rates on floating rate notes. Refer to the Liquidity and Capital Resources section below, as well as Note 11 to the consolidated financial statements included in Item 8, for further information regarding Hospira's debt and credit facilities.

Other Expense (Income), Net

        Other expense (income) for 2009, 2008 and 2007 primarily includes amounts relating to foreign currency transaction gains and losses, interest income, and other items. Interest (income) for 2009, 2008 and 2007 was $(7.6) million, $(9.3) million and $(15.1) million, respectively. The decrease in 2009 compared to 2008 was primarily due to lower interest rates. In 2009, Hospira recognized an other-than-temporary impairment charge of $16.6 million on marketable equity securities. In 2007, Hospira also had net realized gains on the sale of investments of $(5.0) million.

Income Tax (Benefit) Expense

        The effective tax rate was a benefit of 5.0% in 2009, compared to an expense of 21.3% in 2008 and 27.2% in 2007. In 2009, the Internal Revenue Service ("IRS") audit of Hospira's 2004 and 2005 tax returns was completed and the years were effectively settled. The outcome of the IRS audit settlement resulted in a $91.9 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the 2009 effective tax rate was an expense of 18.9%. The effective tax rate for 2007 included the impact of expensing non-deductible acquired in-process research and development of $84.8 million. Excluding the effect of this item, the 2007 effective tax rate was 18.7%. The effective tax rates for all three years include certain items such as purchase accounting, integration and restructuring charges and interest expense generating benefits in higher tax rate jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S. Additionally in 2009, the effective tax rate was impacted by income tax benefits recognized upon the expiration of statutes of limitation on certain unrecognized tax benefits and lower unrecognized tax benefit accruals. These benefits were partially offset by the establishment of a valuation allowance on certain deferred tax assets associated with the disposal of certain non-strategic assets, the impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit.

Liquidity and Capital Resources

        Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, capital expenditures and repay debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in cost reduction and optimization activities for the foreseeable future. Specific to acquisitions, these capital resources will be used for the announced transaction to purchase Orchid Pharma in 2010.

Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in millions)	2009	2008	2007

Operating activities	$944.9	$584.1	$551.1
Investing activities	(211.1)	(264.9)	(2,228.0)
Financing activities	(308.6)	(60.1)	1,580.2

Operating Activities

        In 2009, Net Cash Provided by Operating Activities of $944.9 million was driven by net income of $403.9 million, adjusted for non-cash impairments and inventory charges of $95.8 million. Non-cash depreciation, amortization and stock-based compensation expense and tax-related adjustment totaled $204.3 million. Net cash provided by operating assets and liabilities and Other, net of $240.9 million was primarily associated with the timing of receipt and payments related to 2009 sales of oxaliplatin and lower inventories. Hospira also made a contribution of $30.0 million to the Hospira Annuity Retirement Plan.

        In 2008, Net Cash Provided by Operating Activities of $584.1 million was driven by net income of $320.9 million. Non-cash adjustments to net income primarily consisted of depreciation, amortization, the write-off of acquired in-process research and development, stock-based compensation expense and tax-related adjustments and the net gains on sales of assets and totaled $334.9 million. Net cash used in operating assets and liabilities and Other, net of $(71.7) million was driven by higher trade receivables and higher inventories for planned product launches and increased GPO contract awards, partially offset by higher trade payables.

        In 2007, Net Cash Provided by Operating Activities of $551.1 million was driven by net income of $136.8 million. Non-cash adjustments to net income primarily consisted of depreciation, amortization, the write-off of acquired in-process research and development, the step-up value of acquired inventories sold, and stock-based compensation expense and totaled $415.0 million. Net cash used in operating assets and liabilities and Other, net of $(0.7) million consist primarily of payments made on acquired Mayne Pharma current liabilities, including merger advisory fees, and higher trade receivables due to increased net sales, partially offset by lower inventory and higher trade payables.

Investing Activities

        In 2009, Net Cash Used in Investing Activities of $211.1 million includes capital expenditures of $159.4 million and $86.6 million of payments for acquisitions, contingent consideration on prior acquisitions and other investments, offset by $49.2 million of proceeds from dispositions of businesses and related assets.

        In 2008, Net Cash Used in Investing Activities of $264.9 million includes capital expenditures of $164.3 million and $50.8 million of payments for certain intangible assets including product rights, primarily acquired in 2007 but paid in 2008, and other investments. Hospira paid $26.1 million for acquisitions and deferred consideration related to acquisitions made by Mayne Pharma in prior years. Also, Hospira purchased $24.5 million of marketable equity securities.

        In 2007, Net Cash Used in Investing Activities of $2,228.0 million includes principally payments related to the acquisition of Mayne Pharma including the purchase price of $1,961.3 million, net of cash acquired. In addition, capital expenditures of $210.5 million were partially offset by proceeds from dispositions of certain product rights for $13.8 million and proceeds from the sales of marketable securities of $10.4 million.

Financing Activities

        Net Cash Used in Financing Activities totaled $308.6 million in 2009. During 2009, Hospira paid $300.0 million on the maturity of the notes due June 2009 and paid $375.0 million on the notes due in March 2010. Financing activities also include proceeds from the issuance of $250.0 million aggregate principal amount notes and employee stock option exercises and related tax benefits of $123.3 million.

        Net Cash Used in Financing Activities totaled $60.1 million in 2008. During 2008, Hospira prepaid $70.7 million in principal amount of the term loan, in addition to the revised required $24.3 million in principal, for a total of $95.0 million. Financing activities also include proceeds from employee stock option exercises and related tax benefits of $28.8 million.

        Net Cash Provided by Financing Activities totaled $1,580.2 million in 2007. Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The bridge loan facility was completely refinanced in March through the issuance of long-term debt securities of varying maturities. During 2007, Hospira prepaid $400.0 million in principal amount of the term loan. In addition, financing activities include proceeds from employee stock option exercises and related tax benefits of $75.4 million.

Summary of Financial Position

As of Years ended December 31 (dollars in millions)	2009	2008

Cash and cash equivalents	$946.0	$483.8
Working capital	1,644.3	1,101.8
Short-term borrowings and long-term debt	1,730.9	2,172.3

Working Capital

        The increase in working capital in 2009 was primarily due to an increase in cash and cash equivalents and decrease in short-term borrowings due to the payment of $300.0 million on the maturity of the notes due June 2009 and payment of $375.0 million on the notes due in March 2010. Higher collections of gross trade receivables were associated with the launch of generic oxaliplatin while related chargeback and rebate liabilities increased due to timing of end-use customer and claim submissions from wholesalers. In addition, lower inventory in 2009 was due to product portfolio optimization initiatives, higher volume throughput, and planned facility shutdowns in December. Assets held for sales, net and cash received to date also increased working capital in 2009 related to Hospira's commitment to dispose of non-strategic businesses and related assets.

        The increase in working capital in 2008 was primarily due to an increase in cash and cash equivalents offset by the reclassification of the $300.0 million principal notes due June 2009, to short term borrowings. In addition, trade receivables increased due to higher sales, inventories increased due to planned product launches and increased GPO contract awards, partially offset by increases in trade payables.

Debt and Capital

        Senior Notes.    Hospira has $1,700.0 million aggregate principal amount of senior unsecured notes outstanding, including $500.0 million principal amount of 5.55% notes due in March 2012, $400.0 million principal amount of 5.90% notes due in June 2014, $250.0 million principal amount of 6.40% notes due May 2015 and $550.0 million principal amount of 6.05% notes due in March 2017. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity. In December 2009, the $375.0 million aggregate principal amount due in March 2010 plus accrued interest was fully paid.

        In 2009, Hospira entered into interest rate swap contracts whereby $200.0 million of the $400.0 million principal amount of 5.90% notes due June 2014 and $100.0 million of the $250.0 million principal amount of 6.40% notes due May 2015 were effectively converted from fixed to floating rate debt. In 2008, $300.0 million of the $400.0 million principal amount of 5.90% notes due in June 2014 were effectively converted to floating rate notes through interest rate swaps with various counterparties for approximately four months. Upon termination of these interest rate swaps in 2008, the senior unsecured notes were effectively converted back to the applicable fixed rate. As a result of the interest rate swap contract terminations, Hospira received $9.2 million in cash, excluding accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts were deferred and are being amortized as a reduction of interest expense over the remaining term of the notes.

        The senior notes contain customary covenants that limit Hospira's ability to incur secured indebtedness and liens and merge or consolidate with other companies.

        Other Borrowings.    In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. These borrowings bear a weighted average interest rate of approximately 7.3%, with principle and interest due in various intervals, and are primarily unsecured. As of December 31, 2009 and 2008, Hospira had $26.5 million and $37.7 million, respectively, of other borrowings outstanding, of which $22.6 million and $32.4 million, respectively, were classified as short-term.

        Revolving Credit Facility.    In 2009, Hospira entered into a new $700.0 million unsecured revolving credit facility (the "Revolver") maturing in October 2012. The Revolver replaced Hospira's prior revolving credit agreement that was scheduled to expire in December 2010. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 2.5%, 1.5% and 0.5%, respectively, and are subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $825.0 million, under certain circumstances. As of December 31, 2009, Hospira has not borrowed any amounts under the Revolver.

        Debt Covenants.    The Revolver has financial covenants that require Hospira to maintain (i) a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon restructuring charges ("Adjusted EBITDA")) of not more than 3.25 to 1.0 and (ii) a minimum interest coverage ratio (Adjusted EDITDA to consolidated financing expense) of not less than 5.0 and 1.0. As of December 31, 2009, Hospira was in compliance with all applicable covenants.

        Credit Ratings.    During 2009, Hospira's credit rating and outlook were upgraded from BBB to BBB+ by Standard and Poor's Rating Services, and from Baa3 negative to Baa3 stable by Moody's Investor Service. Hospira's credit rating had been downgraded in 2007 from stable to negative by Moody's as a result of the increased debt associated with the Mayne Pharma acquisition.

        Share Repurchase.    In February 2006, Hospira's board of directors authorized the repurchase of $400.0 million of Hospira's common stock. The program authorizes Hospira to repurchase common shares from time to time through the open market in compliance with securities regulations and other legal requirements. The size and timing of any purchases are at the discretion of company management, based on factors such as alternative uses of cash and business and market conditions. The repurchase of shares commenced in early March 2006. As of December 31, 2009, Hospira repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2010.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes Hospira's estimated contractual obligations as of December 31, 2009:

	Payment Due by Period
(dollars in millions)	Total	2010	2011-2012	2013-2014	2015 and Thereafter
Debt and interest payments	$2,225.1	$113.7	$691.7	$534.5	$885.2
Lease obligations	98.5	22.1	33.4	20.0	23.0
Purchase commitments(1)	1,374.3	746.3	389.8	238.2	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	101.9	4.3	72.5	25.1	—
Pension funding requirements(3)	84.0	—	37.0	29.0	18.0

Total	$3,883.8	$886.4	$1,224.4	$846.8	$926.2

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above. For further details regarding the collaborative arrangements, see Note 5 to the consolidated financial statements included in Item 8.

(2)
Includes liability of $73.6 million relating to unrecognized tax benefits, penalties and interest; excludes approximately $170.8 million of other long-term liabilities related primarily to pension and post-retirement benefit obligations.

(3)
While Hospira's funding policy requires contributions to Hospira's defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by the laws and regulations of each country, Hospira does make discretionary contributions when management determines it is prudent to do so.

        Hospira's other commercial commitments as of December 31, 2009, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2009, Hospira had $29.8 million of these commitments, with a majority expiring in 2010. No amounts have been drawn on these letters of credit or bonds.

        Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities and no activities that include non-exchange-traded contracts accounted for at fair value.

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

        Revenue Recognition—Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectibility is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. In these cases, total revenue is divided among the separate deliverables based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria.

        For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For outright sales of the drug delivery pump and for related sales of disposable products (sets) revenue is recognized as the products are delivered, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," including revenue recognition when right of return exists. Other arrangements (leases and contracts that included associated disposable set purchases) are assessed in accordance with the provisions of ASC Topic 840, "Leases," including determining whether an arrangement contains a lease and drug delivery pump revenue is recorded as a sales-type lease or operating lease. For arrangements that qualify as sales-type leases, the discounted sales value of the drug delivery pump is recorded as revenue upon delivery to the customer. For arrangements that qualify as operating leases, Hospira recognizes revenue over the lease term, and the related asset is depreciated over its estimated useful life on a straight-line basis.

        Hospira markets a server-based suite of software applications designed to exchange data from a hospital's drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual or subscription software license, software maintenance and implementation services, in addition to the drug delivery pump. Hospira recognizes revenue related to these arrangements in accordance with the provisions of ASC Topic 985, "Software." Drug delivery pump, perpetual software license and implementation service revenue are generally recognized as obligations are completed or upon customer acceptance. Software subscription license revenue and software maintenance revenue is recognized ratably over the contract period.

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

        Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from earlier estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

        Settlement of chargebacks, excluding generic oxaliplatin sales, generally occurs between 25 and 35 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback, excluding generic oxaliplatin sales, at December 31, 2009, would decrease net sales and income before income taxes by approximately $1.4 million. A one percent increase in wholesale units sold subject to chargebacks, excluding generic oxaliplatin sales, at December 31, 2009, would decrease net sales and income before income taxes by approximately $0.6 million.

        Hospira's generic oxaliplatin sales, launched in the U.S. in 2009, contributed to the increase in the chargebacks accrual from $60.2 million at December 31, 2008, to $177.0 million at December 31, 2009.

Generally, sales during a generic launch period experience more rapid end customer price declines due to competitive market factors and reflect wholesalers' common practice of purchasing quantities of product at launch to assure adequate supply for end customer use. Due to these factors, settlement of chargebacks generally occur over a longer duration and at a higher per unit rate than with other Hospira products.

        The most significant variables that could affect Oxaliplatin chargeback related accruals are the rate of end customer price decline and the rate of end customer demand experienced by the wholesalers. A five percent decline in end customer prices would decrease net sales and income before income taxes by approximately $2.5 million. A five percent decrease in monthly end customer demand experienced by wholesalers would decrease net sales and income before income taxes by approximately $0.8 million.

        Rebates—Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer's purchases. Indirect rebates are rebates paid to "indirect customers" that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Settlement of the rebate generally occurs from one to fifteen months after sale.

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

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2009 and 2008, accrued rebates of $156.0 million and $107.4 million, respectively, are included in other accrued liabilities on the consolidated balance sheet. Hospira's generic oxaliplatin sales, launched in the U.S. in 2009, contributed to the increase in the rebate accrual. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        The following table is an analysis of chargebacks and rebates for years ended 2009 and 2008. In each year, the provisions for chargebacks and rebates relating to prior period sales were not material.

(dollars in millions)	Chargebacks	Rebates
Balance at January 1, 2008	$73.6	$106.5
Provisions	727.0	222.8
Payments	(740.4)	(221.9)

Balance at December 31, 2008	60.2	107.4

Provisions	1,041.1	269.2
Payments	(924.3)	(220.6)

Balance at December 31, 2009	$177.0	$156.0

        Returns—Provisions for returns are provided for at the time the related sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, corrective actions and loss and damage, and recognizes a charge to cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Such reserves were $110.7 million and $67.8 million at December 31, 2009 and 2008, respectively. The increase to the provision is primarily associated with product portfolio optimization charges and product corrective action related charges.

        Stock-Based Compensation—In accordance with the provisions of ASC Topic 718, "Compensation—Stock Compensation," ("ASC 718"), share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 15 to the consolidated financial statements included in Item 8 for additional information regarding stock-based compensation.

        Pension and Post-Retirement Benefits—Hospira provides pension and post-retirement medical and dental benefits to certain of its active and retired employees based both in and outside of the U.S. For financial reporting purposes, Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics and reviews public market data and general economic information. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs.

        The U.S. discount rate estimates were developed with the assistance of yield curves developed by third-party actuaries. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments is used to derive discount rate assumptions.

        The expected return on assets for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected return on assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts and economic and capital market conditions.

        Sensitivity analysis for U.S. plans which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2009 Net Benefit Cost (Income)/Expense		As of December 31, 2009 Benefit Obligation Increase/(Decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plans—U.S.
Discount rate	$(3.0)	$3.5	$(49.9)	$60.9
Expected long-term return on assets	(3.5)	3.5	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.2	(5.5)	6.8
Expected health care cost trend rate (initial and ultimate)	0.6	(0.5)	6.4	(5.3)

        One provision of ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715") requires full recognition of the funded status of Hospira's defined benefit and post-retirement plans. Another provision of ASC 715 requires the measurement of Hospira's defined benefit plan's assets and its obligations to determine the funded status as of the end of the fiscal year. The incremental effect of the application of these provisions in 2008 is provided in Note 8 of the consolidated financial statements included in Item 8.

        Impairment of Long-Lived and Other Assets—In accordance with provision of ASC Subtopic 360-10, "Property, Plant, and Equipment: Overall" and ASC Topic 350, "Intangibles—Goodwill and Other," the carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary. Hospira reports assets and related liabilities held for sale at the lower of its carrying value or its estimated net realizable value.

        Hospira regularly reviews its investments to determine whether an other-than-temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the carrying basis of the investment is written down to fair value and the amount of the write-down is included in Other expense (income), net.

        Goodwill is not amortized but tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are U.S., Canada, Latin America, EMEA and APAC. The evaluation is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. The annual assessment occurs in the third quarter of each year.

        Loss Contingencies—In accordance with the provisions of ASC Topic 450, "Contingencies," loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

        Income Taxes—Hospira's provision for income taxes is based on taxable income at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities in accordance with the provisions of ASC Topic 740, "Income Taxes," ("ASC 740"), including the provisions of Accounting for Uncertainty in Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign acquisitions or meet working capital and plant and equipment acquisition needs.

Recently Issued and Adoption of New Accounting Standards

        The disclosure provided in Note 1 to the consolidated financial statements included in Part II Item 8 hereof is incorporated herein by reference.

Certain Regulatory Matters

        On August 13, 2009, Hospira received a Warning Letter, dated August 12, 2009, from the FDA related to Hospira's corrective action plans with respect to the failure of certain AC power cords manufactured by a third party. The affected power cords are used on certain infusion pumps and related products. Hospira initiated a voluntary recall of the affected power cords in August 2009. Hospira has responded to the Warning Letter and is working closely with the FDA to conclude this matter. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters included in the Warning Letter.

        Hospira recognized costs related to the voluntary recall of the AC power cords and certain other products during 2009. Hospira has initiated field corrections and other remediation activities with respect to the impacted products. It is possible that additional costs related to these items may be required in future periods, based on modifications to the current remediation plans and changes in estimates as a result of ongoing dialogue with the FDA. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur.

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, legal, technological and other factors that may affect Hospira's operations are discussed in Item 1A. Risk Factors, to this Annual Report on Form 10-K.

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

Foreign Currency Sensitive Financial Instruments

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges in accordance with the provisions of ASC Topic 815, "Derivatives and Hedging", and, therefore, changes in the fair value are recognized in earnings in Other expense (income), net, during the term of the forward contract. As of December 31, 2009, Hospira has $32.2 million net notional value of forward contracts primarily dominated in Euros, Australian dollars, and British pounds that mature within one to six months. Net forward contract (income) expense for the years ended December 31, 2009, 2008 and 2007 was $(5.6) million, $(1.8) million and $3.4 million, respectively. The carrying value and fair value of forward contracts was a net receivable of $3.9 million and a net payable of $12.7 million as of December 31, 2009 and 2008, respectively.

Interest Rate Sensitive Financial Instruments

        Hospira's primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. The objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes. Hospira utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. Hospira may use interest rate swap contracts on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. In 2009, Hospira entered into $300.0 million notional amount interest rate swap contracts whereby $200.0 million of the $400.0 million senior unsecured notes due June 2014 and $100.0 million of the $250.0 million senior unsecured notes due May 2015 were effectively converted from fixed to floating rate debt. For these fair value hedges, changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate debt due to changes in market interest rates. Interest rate swap contract gains and losses are included in Interest expense.

        Hospira's investment portfolio of $995.3 million at December 31, 2009, consists of cash and cash equivalents, equity investments in affiliated companies and fair value and cost investments. Fair value investments consist of marketable securities classified as available-for-sale. Any gains or losses on available-for-sale investments will not be recognized in Hospira's consolidated statements of income until the investment is sold or if there is a reduction in fair value that is determined to be an other-than-temporary impairment. In 2009, Hospira assessed the decline in the market value of marketable equity securities to be other-than-temporary, primarily due to the duration and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized a non-cash, impairment charge of $16.6 million in Other expense (income), net. The carrying value of the investment portfolio approximates fair market value at December 31, 2009, and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $7.2 million.

        Hospira has a Revolver that allows borrowings up to $700.0 million for general corporate purposes at variable interest rates. The amount of available borrowings under the Revolver may be increased to a maximum of $825.0 million, under certain circumstances. As of December 31, 2009, Hospira has not borrowed any amounts under the Revolver.

        Refer to the Liquidity and Capital Resources section above, as well as Notes 3, 6, 7 and 11 to the consolidated financial statements included in this Annual Report on Form 10-K, for further information.

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

        Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        The Company's independent registered public accounting firm has issued an audit report on their assessment of the Company's internal control over financial reporting as of December 31, 2009, which is included herein.

/s/ CHRISTOPHER B. BEGLEY Chairman of the Board and Chief Executive Officer February 18, 2010	/s/ THOMAS E. WERNER Senior Vice President, Finance, and Chief Financial Officer February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois

        We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois

        We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 18, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2010

Hospira, Inc.

Consolidated Statements of Income and Comprehensive Income (Loss)

(dollars and shares in millions, except for per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net sales	$3,879.3	$3,629.5	$3,436.2

Cost of products sold	2,422.9	2,286.8	2,240.5
Restructuring and impairment	94.2	22.4	21.8
Research and development	240.5	211.9	201.2
Acquired in-process research and development	—	0.5	88.0
Selling, general and administrative	618.8	590.1	582.1

Total operating costs and expenses	3,376.4	3,111.7	3,133.6

Income From Operations	502.9	517.8	302.6
Interest expense	106.3	116.2	134.5
Other expense (income), net	11.8	(5.9)	(19.7)

Income Before Income Taxes	384.8	407.5	187.8
Income tax (benefit) expense	(19.1)	86.6	51.0

Net Income	$403.9	$320.9	$136.8

Earnings Per Common Share:
Basic	$2.51	$2.02	$0.87

Diluted	$2.47	$1.99	$0.85

Weighted Average Common Shares Outstanding:
Basic	161.0	159.2	156.9

Diluted	163.2	161.3	160.2

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes of $0.0	$249.3	$(307.6)	$116.8
Pension liability adjustments, net of taxes of $1.4, $25.3 and $(5.6), respectively	(5.4)	(40.1)	8.8
Unrealized gains (losses) on marketable equity securities, net of taxes of $0.0, $0.0 and $3.2, respectively	6.6	(16.5)	(5.4)
Reclassification of other-than-temporary impairment charge included in net income	16.6	—	—
Reclassification of losses on terminated cash flow hedges, net of taxes of $(0.6), $(0.4) and $1.1, respectively	1.0	0.7	(1.8)

Other comprehensive income (loss)	268.1	(363.5)	118.4
Net Income	403.9	320.9	136.8

Comprehensive Income (Loss)	$672.0	$(42.6)	$255.2

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years Ended December 31,
	2009	2008	2007
Cash Flow From Operating Activities:
Net income	$403.9	$320.9	$136.8
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	168.6	183.2	183.0
Amortization of intangible assets	61.5	68.7	52.1
Write-off of acquired in-process research and development	—	0.5	88.0
Step-up value of acquired inventories sold	—	—	53.1
Stock-based compensation expense	40.5	42.0	39.4
Deferred income tax and other tax adjustments	(66.3)	43.5	(3.1)
Impairment and other asset charges	95.8	—	7.5
Net gains on sales of assets	—	(3.0)	(5.0)
Changes in assets and liabilities-
Trade receivables	97.2	(55.4)	(47.6)
Inventories	54.4	(117.9)	34.4
Prepaid expenses and other assets	8.2	12.9	17.7
Trade accounts payable	(4.2)	49.5	11.5
Other liabilities	107.5	15.8	(40.3)
Other, net	(22.2)	23.4	23.6

Net Cash Provided by Operating Activities	944.9	584.1	551.1

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $23.0, $30.5 and $36.7 in 2009, 2008 and 2007, respectively)	(159.4)	(164.3)	(210.5)
Acquisitions, net of cash acquired, and payments for contingent consideration	(86.6)	(26.1)	(1,980.5)
Purchases of intangibles and other investments	(14.3)	(50.8)	(5.5)
(Purchases) sales of marketable securities	—	(24.5)	10.4
Settlements of foreign currency contracts	—	—	(55.7)
Proceeds from disposition of businesses and assets	49.2	0.8	13.8

Net Cash Used in Investing Activities	(211.1)	(264.9)	(2,228.0)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	246.7	—	3,336.2
Repayment of long-term debt	(681.2)	(95.2)	(1,825.2)
Other borrowings, net	2.6	6.3	(6.2)
Excess tax benefit from stock-based compensation arrangements	0.8	1.0	2.3
Proceeds from stock options exercised	122.5	27.8	73.1

Net Cash (Used in) Provided by Financing Activities	(308.6)	(60.1)	1,580.2

Effect of exchange rate changes on cash and cash equivalents	37.0	(16.4)	15.8

Net change in cash and cash equivalents	462.2	242.7	(80.9)
Cash and cash equivalents at beginning of year	483.8	241.1	322.0

Cash and cash equivalents at end of year	$946.0	$483.8	$241.1

Supplemental Cash Flow Information:
Cash paid during the year-
Interest	$108.7	$120.8	$127.4
Income taxes, net of refunds	$28.4	$14.9	$72.4

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in millions)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$946.0	$483.8
Trade receivables, less allowances of $6.2 in 2009 and $6.7 in 2008	498.1	583.4
Inventories	755.4	830.5
Deferred income taxes	185.9	172.2
Prepaid expenses	34.3	35.7
Other receivables	41.5	43.7
Assets held for sale	65.0	—

Total Current Assets	2,526.2	2,149.3

Property and equipment, net	1,147.8	1,192.1
Intangible assets, net	406.5	404.4
Goodwill	1,243.4	1,167.4
Deferred income taxes	54.5	70.1
Investments	49.3	37.6
Other assets	75.2	53.2

Total Assets	$5,502.9	$5,074.1

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$23.6	$338.3
Trade accounts payable	229.5	231.5
Salaries, wages and commissions	176.5	144.7
Deferred income taxes	0.1	1.5
Other accrued liabilities	438.3	331.5
Liabilities related to assets held for sale	13.9	—

Total Current Liabilities	881.9	1,047.5

Long-term debt	1,707.3	1,834.0
Deferred income taxes	18.6	25.2
Post-retirement obligations and other long-term liabilities	271.4	391.0
Commitments and Contingencies
Shareholders' Equity:
Common stock	1.7	1.7
Preferred stock	—	—
Treasury stock, at cost	(299.8)	(299.8)
Additional paid-in capital	1,409.5	1,234.2
Retained earnings	1,540.1	1,136.2
Accumulated other comprehensive loss	(27.8)	(295.9)

Total Shareholders' Equity	2,623.7	1,776.4

Total Liabilities and Shareholders' Equity	$5,502.9	$5,074.1

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in millions)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
			Treasury Stock, at cost	Additional Paid-in Capital	Retained Earnings
	Shares	Amount					Total
Balances at January 1, 2007	155.9	$1.7	$(299.8)	$1,033.3	$676.6	$(50.8)	$1,361.0
Net income	—	—	—	—	136.8	—	136.8
Other comprehensive income	—	—	—	—	—	118.4	118.4
Adoption of the provisions of ASC Topic 740, "Income Taxes"	—	—	—	—	2.1	—	2.1
Changes in shareholders' equity related to incentive stock programs	2.7	—	—	126.9	—	—	126.9

Balances at December 31, 2007	158.6	1.7	(299.8)	1,160.2	815.5	67.6	1,745.2

Net income	—	—	—	—	320.9	—	320.9
Other comprehensive loss	—	—	—	—	—	(363.5)	(363.5)
ASC Topic 718, "Compensation—Retirement Benefits" transition amount, net of tax of $0.1	—	—	—	—	(0.2)	—	(0.2)
Changes in shareholders' equity related to incentive stock programs	1.0	—	—	74.0	—	—	74.0

Balances at December 31, 2008	159.6	1.7	(299.8)	1,234.2	1,136.2	(295.9)	1,776.4

Net income	—	—	—	—	403.9	—	403.9
Other comprehensive income	—	—	—	—	—	268.1	268.1
Changes in shareholders' equity related to incentive stock programs	3.9	—	—	175.3	—	—	175.3

Balances at December 31, 2009	163.5	$1.7	$(299.8)	$1,409.5	$1,540.1	$(27.8)	$2,623.7

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

Basis of Presentation

        The consolidated financial statements, prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), include the accounts of Hospira and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. Subsequent events that occurred after December 31, 2009, up until the filing with the Securities and Exchange Commission ("SEC") were considered in the preparation of these consolidated financial statements.

Reclassifications

        For comparative purposes, Hospira made certain reclassifications to prior year amounts. Hospira reclassified costs that were previously reported in Cost of products sold and Research and development to Restructuring and impairment, a separate operating costs and expenses line item. Hospira also reclassified deferred tax adjustments previously reported in Other liabilities and Other, net to Deferred income tax and other tax adjustments, a separate cash flow line item. The reclassifications did not affect net income, net cash provided by operating activities or shareholders' equity.

        In 2008, Hospira re-aligned its segment presentation to reflect how the business is managed. Hospira has three reportable segments: Americas; Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). The 2007 segment disclosure has been reclassified to conform to the 2008 and 2009 presentation.

Use of Estimates

        The financial statements include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks and rebates, inventory exposure reserves, income tax liabilities, pension and other post-retirement benefits liabilities and loss contingencies.

Revenue Recognition

        Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectibility is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. In these cases, total revenue is divided among the separate deliverables based on their relative fair value and is recognized for each deliverable in accordance with the applicable revenue recognition criteria.

        For drug delivery pumps, revenue is typically derived under one of three types of arrangements: outright sales of the drug delivery pump; placements under lease arrangements; and placements under contracts that include associated disposable set purchases. For outright sales of the drug delivery pump and for related sales of disposable products (sets) revenue is recognized as the products are delivered, in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," including revenue recognition when right of return exists. Other arrangements (leases and contracts that included associated disposable set purchases) are assessed in accordance with the provisions of ASC Topic 840, "Leases," including determining whether an arrangement contains a lease and drug delivery pump revenue is recorded as a sales-type or operating lease. For arrangements that qualify as sales-type leases, the discounted sales value of the drug delivery pump is recorded as revenue upon delivery to the customer. For arrangements that qualify as operating leases, Hospira recognizes revenue over the lease term, and the related asset is depreciated over its estimated useful life on a straight-line basis.

        Hospira markets a server-based suite of software applications designed to exchange data from a hospital's drug information library database to drug delivery pumps throughout the hospital. The arrangements related to such applications typically include a perpetual or subscription software license, software maintenance and implementation services, in addition to the drug delivery pump. Hospira recognizes revenue related to these arrangements in accordance with the provisions of ASC Topic 985, "Software." Drug delivery pump, perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed or upon customer acceptance. Software subscription license and software maintenance revenue is recognized ratably over the contract period.

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

        Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain of the wholesalers. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from earlier estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

        Settlement of chargebacks, excluding generic oxaliplatin sales, generally occurs between 25 and 35 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback, excluding generic oxaliplatin sales, at December 31, 2009, would decrease net sales and income before income taxes by approximately $1.4 million. A one percent increase in wholesale units sold subject to chargebacks, excluding generic oxaliplatin sales, at December 31, 2009, would decrease net sales and income before income taxes by approximately $0.6 million.

        Hospira's generic oxaliplatin sales, launched in the U.S. in 2009, contributed to the increase in the chargebacks accrual from $60.2 million at December 31, 2008, to $177.0 million at December 31, 2009. Generally, sales during a generic launch period experience more rapid end customer price declines due to competitive market factors and reflect wholesalers' common practice of purchasing quantities of product at launch to assure adequate supply for end customer use. Due to these factors, settlement of chargebacks generally occurs over a longer duration and at a higher per unit rate than with other Hospira products.

        The most significant variables that could affect Oxaliplatin chargeback related accruals are the rate of end customer price decline and the rate of end customer demand experienced by the wholesalers. A five percent decline in end customer prices would decrease net sales and income before income taxes by approximately $2.5 million. A five percent decrease in monthly end customer demand experienced by wholesalers would decrease net sales and income before income taxes by approximately $0.8 million.

        Rebates—Hospira primarily offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer's purchases. Indirect rebates are rebates paid to "indirect customers" that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale, and records the liability and a reduction of gross sales at the same time the product sale is recorded. Settlement of the rebate generally occurs from one to fifteen months after sale.

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

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. At December 31, 2009 and 2008, accrued rebates of $156.0 million and $107.4 million, respectively, are included in other accrued liabilities on the consolidated balance sheet. Hospira's generic oxaliplatin sales, launched in the U.S. in 2009, contributed to the increase in the rebate accrual. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        Returns—Provisions for returns are provided for at the time the related net sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales. Returns reserves were $18.5 million and $19.5 million as of December 31, 2009 and 2008, respectively, and included in other accrued liabilities on the consolidated balance sheet.

Concentration of Risk

        Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Hospira holds cash and invests in cash equivalents and marketable securities with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution.

        In 2009, 2008 and 2007, no end use customer accounted for more than 10% of net sales (gross sales less reductions for wholesaler chargebacks, rebates, returns and other allowances). For 2009 and 2008, the largest four wholesalers accounted for approximately 40% and 30%, respectively, of net trade receivables. Net sales through the same four wholesalers noted above accounted for approximately 42%, 38% and 37% of global net sales in 2009, 2008 and 2007, respectively. Global net sales related to group purchasing organizations ("GPO") contracts amounted to $1,705.1 million in 2009, $1,564.7 million in 2008 and $1,380.2 million in 2007.

Loss Contingencies

        In accordance with the provisions of ASC Topic 450, "Contingencies" ("ASC 450"), loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, if Hospira is initially unable to develop a best estimate of loss, the minimum amount, which could be zero, is recorded.

Income Taxes

        Hospira's provision for income taxes is based on taxable income at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities in accordance with the provisions of ASC Topic 740, "Income Taxes," ("ASC 740"), including the provisions of Accounting for Uncertainty in Income Taxes. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and plant and equipment acquisition needs.

Cash and Cash Equivalents

        Hospira considers all cash investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, corrective actions and loss and damage, and recognizes a charge to cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Such reserves were $110.7 million and $67.8 million at December 31, 2009 and 2008, respectively. The increase to the provision is primarily associated with product portfolio optimization charges and product corrective action related charges. Inventory cost includes material and conversion costs.

Goodwill and Intangible Assets, Net

        The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible Assets, Net
Balances at January 1, 2008	$1,240.9	$554.0
Acquisitions	23.3	11.9
Amortization	—	(68.7)
Currency translation effect and other	(96.8)	(92.8)

Balances at December 31, 2008	1,167.4	404.4
Acquisitions	47.9	22.1
Amortization	—	(61.5)
Impairments	(7.6)	(22.5)
Re-classified as held for sale	(17.9)	—
Currency translation effect and other	53.6	64.0

Balances at December 31, 2009	$1,243.4	$406.5

        2009 Activity. The impairments are related to the disposal of certain non-strategic businesses and the underlying assets. See Note 4 for more information on the circumstances leading to the impairments. The additions to goodwill and intangible assets, net are primarily related to the acquisition in the Americas segment. See Note 2 for more details.

        2008 Activity. The additions to goodwill and intangible assets, net are primarily related to the acquisitions in the Americas segment. See Note 2 for more details. Currency translation effect and other includes a $35.3 million reduction in goodwill in the APAC segment related to Mayne Pharma deferred tax liabilities for pre-acquisition tax return settlements and the adjusted tax basis of certain acquired Mayne Pharma assets. There were no reductions from goodwill or intangible assets, net relating to impairments or disposal of all or a portion of a business in 2008.

        In accordance with the provisions of ASC Topic 350, "Intangibles—Goodwill and Other" ("ASC 350"), goodwill is not amortized but is tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the U.S., Canada, Latin America, EMEA and APAC. The evaluation is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. The annual assessment occurs in the third quarter of each year. As of the latest assessment, no additional impairment was indicated.

        Additionally, intangible assets, net as of December 31, consist of the following:

	2009			2008
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights	$524.6	$(159.0)	$365.6	$464.3	$(92.0)	$372.3
Customer relationships	27.6	(7.1)	20.5	28.1	(7.5)	20.6
Technology	26.7	(6.3)	20.4	15.1	(3.6)	11.5

	$578.9	$(172.4)	$406.5	$507.5	$(103.1)	$404.4

        Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 10 years). Intangible asset amortization expense was $61.5 million, $68.7 million and $52.1 million in 2009, 2008 and 2007, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $70 million for 2010, $62 million for 2011, $51 million for 2012, $50 million for 2013, and $48 million for 2014.

Investments

        Investments in companies in which Hospira has significant influence, but less than a majority-owned controlling interest, are accounted for using the equity method. Significant influence is generally deemed to exist if Hospira has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representations on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate.

        Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments have readily determinable fair values ("available-for-sale investments") or using the cost method if not practicable to estimate the fair value of the investment. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in accumulated other comprehensive income (loss) until the investment is sold or considered other-than-temporarily impaired, at which time the realized gain or loss is charged to Other expense (income), net.

        Hospira regularly reviews its investments to determine whether an other-than-temporary decline in market value exists. Hospira considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. Hospira considers the length of time an investment's market value has been below carrying value and the prospects for recovery to carrying value. When Hospira determines that an other-than-temporary decline has occurred, the carrying basis of the investment is written down to fair value and the amount of the write-down is included in Other expense (income), net. See Note 3 for more details.

Property and Equipment

        Depreciation is provided on a straight-line basis over the estimated useful lives of the assets.

        Property and equipment at cost as of December 31, consists of the following:

Classification (dollars in millions)	2009	2008	Estimated Useful Life
Land	$44.2	$51.3	N/A
Buildings	490.5	498.1	10 to 50 years (weighted average 29 years)
Equipment	1,557.1	1,593.5	3 to 20 years (weighted average 8 years)
Construction in progress	117.2	106.7	N/A
Instruments placed with customers	256.2	290.9	3 to 7 years (weighted average 5 years)

Property and equipment at cost	2,465.2	2,540.5
Less: accumulated depreciation	(1,317.4)	(1,348.4)

Property and equipment, net	$1,147.8	$1,192.1

        Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases.

Impairment of Long-Lived Assets

        In accordance with provision of ASC Subtopic 360-10, "Property, Plant, and Equipment: Overall" and ASC 350, the carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary. Hospira reports assets and related liabilities held for sale at the lower of its carrying value or its estimated net realizable value.

Capitalized Software Costs

        Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2009 and 2008, unamortized capitalized software costs totaled $78.1 million and $87.6 million, respectively. Such capitalized amounts will be amortized ratably over the expected useful lives of the projects when they become operational, not to exceed 10 years. Amortization was $19.4 million, $16.1 million and $15.5 million for the years ended 2009, 2008 and 2007, respectively, and is included in Depreciation in the consolidated statements of cash flows.

Capitalized Interest

        Hospira follows the provisions of ASC Subtopic 835-20, "Interest: Capitalization of Interest," to determine the interest to be capitalized during the construction period for projects under construction. Hospira recorded capitalized interest of $5.8 million, $8.0 million and $11.1 million in 2009, 2008 and 2007, respectively.

Collaborative Arrangements

        Hospira enters into collaborative arrangements with third parties for product development and commercialization of products. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira's rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution.

        In general, the income statement presentation for these collaborations is as follows:

Nature / Type of Collaboration	Consolidated Statement of Income Presentation
Third party sale of product	Net sales
Royalties / milestones paid to collaborative partner (post-regulatory approval)(1)	Cost of products sold
Royalties received from collaborative partner	Net sales
Upfront payments and milestones paid to collaborative partner (pre-regulatory approval)	Research and development
Refundable upfront payments paid to collaborative partner (pre-regulatory approval)(2)	Research and development or Cost of products sold
Research and development payments to collaborative partner	Research and development
Research and development payments received from collaborative partner	Reduction of Research and development

(1)
Milestones are capitalized as intangible assets and amortized to Cost of products sold over the useful life.

(2)
Refundable payments for which the contingency is resolved prior to regulatory approval are expensed to Research and development as the contingency becomes probable of being resolved. For refundable payments for which the contingency is regulatory approval, payments are capitalized as intangible assets and amortized to Cost of products sold over the useful life upon receiving regulatory approval.

        Each arrangement tends to be unique in nature and Hospira's most significant arrangements are discussed in Note 5.

Research and Development Costs

        Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Services provided to third parties for research and development is recorded upon completion of all obligations under the contract in Research and development for products in development. Revenue from third-party research and development is not significant.

Translation Adjustments

        For foreign operations in highly inflationary economies, translation gains and losses are included in net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included as a component of accumulated other comprehensive (loss) income.

Stock-Based Compensation

        In accordance with the provisions of ASC Topic 718, "Compensation—Stock Compensation," ("ASC 718"), share-based payment transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility and expected life of the awards. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated could have been materially impacted. Furthermore, if Hospira uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

Pension and Post-Retirement Benefits

        Hospira develops assumptions, the most significant of which are the discount rate, the expected return on plan assets and healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics and reviews public market data and general economic information.

        The U.S. discount rate estimates were developed with the assistance of yield curves developed by third-party actuaries. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments is used to derive discount rate assumptions.

        The expected return on assets for the pension plan represents the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected return on assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts and economic and capital market conditions.

Recently Issued Accounting Standards

        In October 2009, the FASB codified and issued Accounting Standards Updated ("ASU") No. 2009-13, Revenue Recognition (Topic 605), "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends the guidance that in the absence of vendor-specific objective and third-party evidence for deliverables in multiple-deliverable arrangements, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangements consideration using the relative selling price method. ASU No. 2009-13 expands the disclosure requirements for multiple-deliverable revenue arrangements. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Hospira plans to early adopt the guidance on March 31, 2010, with retrospective application to the beginning of the fiscal year. Hospira is currently evaluating the potential impact of ASU 2009-13 on the financial statements and related disclosures.

        In October 2009, the FASB codified and issued ASU No. 2009-14, Software (Topic 985), "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends the guidance to exclude from the scope of software revenue accounting requirements tangible products if the product contains both software and non-software components that function together to deliver a product's essential functionality and factors to consider in determining whether a product is within the scope of the guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Hospira plans to early adopt the guidance on March 31, 2010, with retrospective application to the beginning of the fiscal year. Hospira is currently evaluating the potential impact of ASU No. 2009-14 on the financial statements and related disclosures.

Adoption of New Accounting Standards

        Hospira adopted the provisions of FASB ASU No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU No. 2009-05"), for interim periods ending after August 28, 2009. ASU No. 2009-05 provides guidance on measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon initial adoption of this guidance.

        Effective July 1, 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS No. 168"). SFAS No. 168 reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. Hospira began to use the new guidance and reflect the new accounting guidance references when referring to GAAP for the quarterly period ended September 30, 2009, and all subsequent periods. As the guidance was not intended to change or alter existing GAAP, adoption of this pronouncement did not have an effect on Hospira's consolidated financial statements.

        Hospira adopted the provisions of ASC Topic 855, "Subsequent Events," for the interim periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or available to be issued. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        Hospira adopted the provisions of ASC 825-10-65-1 for the interim periods ending after March 15, 2009. ASC 825-10-65-1 expands the fair value disclosures required for all financial instruments within the scope of ASC 825-10-65-1 to include interim periods. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        Hospira adopted the provisions of ASC 715-20-65-2 on January 1, 2009. ASC 715-20-65-2 requires more detailed disclosures about Hospira's plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required beginning with the year-end 2009 consolidated financial statements. There was no impact to Hospira's consolidated financial position, results of operations or cash flow upon adoption of this guidance.

        Hospira adopted the provisions of ASC 350-30-55-1C on January 1, 2009. ASC 350-30-55-1C amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC Topic 350. This guidance was applied prospectively to intangible assets acquired on or after January 1, 2009. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        Hospira adopted the provisions of ASC 815-10-65-1 on January 1, 2009. ASC 815-10-65-1 expands the disclosure requirements for derivative instruments and hedging activities. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        Hospira adopted the provisions of ASC 808-10-10-1 on January 1, 2009. ASC 808-10-10-1 provides guidance on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the participants in a collaborative arrangement, how payments made between participants in a collaborative arrangement should be characterized and what participants should disclose in the notes to the financial statements about a collaborative arrangement. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        Hospira adopted the provisions of ASC 805-10-65-1 on January 1, 2009. ASC 805-10-65-1 establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. ASC 805-10-65-1 is effective for business combinations that close in years beginning on or after December 15, 2008. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        Hospira adopted the provisions of ASC 805-20-25-18A on April 1, 2009. ASC 805-20-25-18A amends the provision for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. ASC 805-20-25-18A is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Note 2—Business Acquisitions

  2009 Acquisition

        In December 2009, Hospira acquired TheraDoc, Inc. and its Infection Control AssistantTM and Antibiotic AssistantTM products, software applications that automate hospital-wide surveillance for infection-related events and optimize the utilization of antimicrobials. The purchase price was $63.3 million, net of cash acquired. The purchase price was allocated to the Americas segment as follows: intangible assets of $17.1 million, mostly technology based, that will be amortized over their estimated useful lives (5 to 8 years, weighted average 6 years); non-tax deductible goodwill of $47.9 million; and other assets, net of $5.1 million. The impact of this acquisition was not material to Hospira's results of operations in 2009.

        In 2009, Hospira announced an agreement to acquire a certain business of Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid Pharma") for approximately $400 million. While Hospira has taken actions and incurred costs associated with the pending transaction that are reflected in Hospira's financial statements, the pending acquisition of Orchid Pharma will not be reflected in the financial statements until the closing of the transaction. The transaction has been unanimously approved by Hospira's and Orchid Pharma's Boards of Directors and approved by Orchid Pharma's shareholders. The acquisition is subject to customary closing conditions. The transaction is expected to be completed in the first quarter of 2010.

  2008 Acquisitions

        Hospira acquired Sculptor Developmental Technologies and its VeriScanTM Rx product, a software application that supports bar code medication administration at the point of care. Additionally, Hospira acquired the EndoToolTM glucose management system, a software system that helps establish and maintain patient glycemic control in acute, critical care and operating room settings. The purchase price for the acquisitions combined was allocated to the Americas segment as follows: intangible assets of $10.4 million, mostly technology based, that will be amortized over their estimated useful lives (3 to 7 years, weighted average 5 years); acquired in-process research and development of $0.5 million that was expensed at the date of acquisition; non-tax deductible goodwill of $23.3 million; and other assets and (liabilities), net of $(1.7) million. Approximately $15.0 million of deferred consideration related to one of the 2008 acquisitions was paid in 2009. The impact of these acquisitions was not material to Hospira's results of operations in 2008.

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

        Of the $603.0 million of acquired intangible assets, $84.8 million relates to acquired in-process research and development that was expensed at the date of acquisition. Of the remaining $518.2 million, $486.6 million relates to developed product rights that will be amortized over their estimated useful lives (9 to 12 years, weighted average 11 years), including $13.8 million of product rights disposed of as a result of the acquisition, and $31.6 million relates to customer relationships that will be amortized over their estimated useful lives (4 to 12 years, weighted average 10 years). Of the $1,083.6 million of goodwill, approximately $659.8 million was assigned to the Americas, $228.7 million was assigned to the EMEA, and approximately $195.1 million was assigned to the APAC. Goodwill is not expected to be deductible for tax purposes.

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

        The total purchase price of $2,055.0 million was comprised of $2,042.3 million of cash purchase price and $12.7 million of direct acquisition costs. On February 1, 2007, Hospira incurred $1,925.0 million of bank debt to finance the Mayne Pharma acquisition. The remainder of the purchase price was funded with cash on hand. The bank facilities included a $500.0 million, three-year term loan facility and a $1,425.0 million one-year bridge loan facility. The bridge loan facility was completely refinanced on March 23, 2007, through the issuance of long-term debt securities. See Note 11 for more details. In connection with the acquisition, Hospira entered into certain foreign currency forward exchange contracts to limit its exposure from currency movements of the Australian dollar. Forward contract gains and losses of this exposure substantially offset the remeasurement of the related asset and both are included in Other expense (income), net. During 2007, Hospira paid $55.7 million upon the settlements relating to these foreign currency contracts.

        Supplemental information on an unaudited pro forma basis for the 12 months ended December 31, 2007, as if the Mayne Pharma acquisition had taken place on January 1, 2007, is as follows:

(dollars in millions)	Twelve Months Ended December 31, 2007
Net sales	$3,487.5

Net income	$127.3

Diluted earnings per share	$0.79

        Unaudited pro forma supplemental information is based on accounting estimates and judgments, which Hospira believes are reasonable. The unaudited pro forma supplemental information also includes purchase accounting adjustments (including inventories step-up charges, adjustments to depreciation on acquired property and equipment, and a charge for in-process research and development), amortization charges from acquired intangible assets, adjustments to interest expense and related tax effects. The unaudited pro forma supplemental information is not necessarily indicative of the results of operations in future periods or the results that actually would have been realized had Hospira and Mayne Pharma been combined at the beginning of the period presented.

Note 3—Investments

        Investments as of December 31, consist of the following:

(dollars in millions)	2009	2008
Investments, at cost(1)	$19.2	$16.1
Investments, at fair value(2)	12.7	6.1
Investments, at equity(3)	17.4	15.4

	$49.3	$37.6

(1)
Cost investments consist of investments in companies over which Hospira does not have significant influence or ownership of more than 20%.

(2)
Fair value investments consist of marketable securities classified as available-for-sale.

(3)
Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards. As a result of the Mayne Pharma acquisition, Hospira has a joint venture with Cadila Healthcare Limited, a pharmaceutical company located in India, which began commercial manufacturing of injectable cytotoxic drugs in the first half of 2009. Hospira's share of (earnings) or losses of the investees included in Other expense (income), net was $(1.9) million, $4.7 million, and $1.2 million for 2009, 2008 and 2007, respectively.

        In 2009, Hospira assessed the decline in the market value of marketable equity securities to be other-than-temporary, primarily due to the duration and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized a non-cash, impairment charge of $16.6 million in Other expense (income), net. The changes in market value are reported, net-of-tax, in accumulated other comprehensive income (loss) until the investment is sold or considered other-than-temporarily impaired in periods subsequent to the

2009 impairment. The fair value of the investment may continue to be impacted by the volatility in the global equity markets, Hospira's ability and intent to remain invested among other factors.

        In 2007, Hospira recorded an impairment loss of $1.4 million on a portion of the portfolio of marketable equity securities classified as available-for-sale and realized a gain of $6.4 million as most of these investments were sold.

Note 4—Restructuring Actions and Asset Impairments

        As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, other asset charges and other exit costs.

  Project Fuel

        2009 Actions. In 2009, Hospira announced details of a restructuring and optimization plan, ("Project Fuel,"), which will occur over the next two years from the date of the announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira expects to incur aggregate restructuring costs and other asset charges related to these actions in the range of $100 million to $110 million on a pre-tax basis. During 2009, Hospira incurred in the Americas, EMEA and APAC segment pre-tax restructuring costs of $22.7 million, $1.8 million and $2.8 million, respectively; $27.3 million, pre-tax, in aggregate to date. During 2009, inventory charges of $18.7 million and $4.6 million related to product portfolio optimization, impacting the Americas and EMEA segments, respectively, are included in Cost of products sold.

        As part of the Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets over the next succeeding twelve months from the date of commitment. In some instances, the range of proceeds received from these disposals was less than the historical carrying value. As a result of these commitments, non-cash, pre-tax impairment charges of $52.8 million were recognized in Restructuring and impairment during 2009. Hospira incurred $42.9 million, $7.6 million and $2.3 million of impairment charges in the Americas, EMEA and APAC segment, respectively. Additionally, pre-tax inventory charges of $3.1 million were recognized in Cost of products sold. The impairment charges recognized during 2009 reduced property and equipment, net for these businesses by $22.7 million, allocated goodwill by $7.6 million and intangible assets by $22.5 million. Hospira received cash of $46.6 million upon completion of the disposal of the critical care business and the oral pharmaceutical contract manufacturing facility in Salisbury, Australia ("Salisbury"), and will provide certain limited transition services related to critical care products through 2010. Subsequent to the Salisbury transaction close, Hospira will receive contingent consideration based on sales for each of the next six years.

        As of December 31, 2009, the remaining assets held for sale included $26.2 million of property and equipment, $17.9 million of goodwill and $20.9 million of other assets, net and liabilities related to assets held for sale included $7.1 million of post-retirement obligations and $6.8 million of other liabilities. These assets held for sale, net related to a facility in Wasserburg, Germany ("Wasserburg") which primarily performed contract manufacturing in the EMEA segment. In 2010, the Wasserburg disposal was completed for an estimated sales price of approximately $68 million.

        The following summarizes the Project Fuel restructuring and asset impairment activity for the year ended December 31, 2009:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Impairment Charges	Other	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Costs incurred	21.1	2.3	52.8	3.9	80.1
Payments	(12.0)	—	—	—	(12.0)
Non cash items	—	(2.3)	(52.8)	—	(55.1)

Balance at December 31, 2009	$9.1	$—	$—	$3.9	$13.0

  Facilities Optimization

        2008 Actions. In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California, plant over the next two to three years. Hospira expects to incur aggregate restructuring charges through 2011 related to these actions in the range of $20 million to $24 million on a pre-tax basis. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira has incurred $20.4 million, pre-tax, to date for restructuring costs, primarily employee-related, associated with this action. During 2009 and 2008, Hospira incurred in the Americas segment pre-tax Restructuring costs of $11.6 million and $8.8 million, respectively.

        2006 Actions. In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada and North Chicago, Illinois, and completed these plans in 2007, 2008, and in 2009, respectively. Hospira incurred $51.5 million, pre-tax, in aggregate for restructuring costs associated with these actions. During 2009, 2008 and 2007, Hospira incurred in the Americas segment pre-tax Restructuring costs of $2.5 million, $13.6 million and $13.6 million, respectively.

        The following summarizes the Facilities Optimization (Morgan Hill, California; Ashland, Ohio; Montreal, Canada; North Chicago, Illinois) restructuring activity for the years ended December 31:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Other	Total
Balance at January 1, 2007	$16.5	$—	$1.3	$17.8
Costs incurred	4.8	5.9	3.6	14.3
Payments	(10.3)	—	(4.3)	(14.6)
Non cash items	6.8	(5.9)	—	0.9

Balance at December 31, 2007	17.8	—	0.6	18.4
Costs incurred	15.2	4.2	3.0	22.4
Payments	(13.9)	—	(5.1)	(19.0)
Non cash items	(1.7)	(4.2)	2.5	(3.4)

Balance at December 31, 2008	17.4	—	1.0	18.4
Costs incurred	11.8	2.3	—	14.1
Payments	(15.3)	—	(0.1)	(15.4)
Non cash items	—	(2.3)	(0.4)	(2.7)

Balance at December 31, 2009	$13.9	$—	$0.5	$14.4

  Other Actions

        2007 Actions. In late 2007, Hospira made the decision to limit future research and development investments related to a non-strategic device product. As a result of this decision, Hospira recorded an intangible asset impairment charge in the Americas segment of $7.5 million, which is reported in Restructuring and impairment.

Note 5—Collaborative Arrangements

        Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira's rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. Hospira has numerous collaborative arrangements, none of which are in the aggregate or individually significant or exceed 5.0% of annual Research and development costs, except for the following.

        Hospira and ChemGenex Pharmaceuticals Limited ("ChemGenex") entered into a collaborative agreement to develop, license, and commercialize ChemGenex's oncology product candidate in EMEA. Hospira will be responsible for sales and marketing. ChemGenex is responsible for development, regulatory approval and manufacturing. In 2009, Hospira recorded a charge of $16.0 million in Research and development related to an initial payment and development milestone charge. Hospira may be required to pay up to approximately $12.0 million upon reaching regulatory approval and up to approximately $87.0 million of commercial sales milestones. Hospira will also make royalty payments based upon commercial sales.

        Hospira and Altea Therapeutics Corporation ("Altea") have a collaborative agreement to develop, license, and commercialize a new delivery system for a hematology related product. Hospira will be responsible for global sales and marketing. Altea is responsible for development, regulatory approval, and manufacturing. Hospira may be obligated to pay $4.5 million upon reaching a development milestone and $9.5 million upon reaching a regulatory approval milestone. Hospira also may be required to pay up to $95.0 million for milestones based upon achieving certain commercial sales targets. During 2009 and 2008, Hospira recognized milestone payments of $0.0 million and $1.5 million, respectively, in Research and development.

        Hospira and Bioceuticals Arzneimittel AG ("Bioceuticals") have a licensing and marketing agreement for RetacritTM, a biogeneric version of erythropoietin, to be sold in certain countries in Europe and the U.S. Hospira is responsible for global sales and marketing. Bioceuticals is responsible for development, regulatory approval, and manufacturing. In 2006, Hospira recorded a charge of $20.6 million related to an initial payment primarily for EMEA segment-related development milestones. In 2007, Hospira recognized a product right intangible of $16.8 million upon reaching an EMEA segment regulatory approval milestone. Upon U.S. regulatory pathway approval, among other factors, Hospira could be required to pay milestones of up to approximately $22 million. In addition, Hospira will make royalty payments based upon commercial sales. During 2009, 2008 and 2007, Hospira recognized $1.6 million, $1.6 million and $0.0 million, respectively, in Cost of products sold.

Note 6—Fair Value Measures

        The following table summarizes the basis used to measure certain assets and liabilities at fair value, under the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures," as of December 31, in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap contracts	$2.5	$—	$2.5	$—
Available-for-sale marketable equity securities	12.7	12.7	—	—
Foreign currency forward exchange contracts	5.4	—	5.4	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.4	—	1.4	—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available-for-sale marketable equity securities	$6.1	$6.1	$—	$—
Financial Liabilities:
Foreign currency forward exchange contracts	12.7	—	12.7	—

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

        The carrying values of certain financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and short term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes as of December 31, are as follows:

	2009		2008
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,838.4	$2,125.0	$1,924.5

Note 7—Financial Instruments and Derivatives

        Hospira accounts for derivatives in accordance with ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges in accordance with the provisions of ASC 815, and, therefore, changes in the fair value are recognized in earnings in Other expense (income), net, during the term of the forward contract. As of December 31, 2009, Hospira has $32.2 million net notional value of forward contracts primarily denominated in Euros, Australian dollars, and British pounds that mature within one to six months.

        Hospira is exposed to the impact of interest rate changes. Hospira's objective is to manage interest rate changes on cash flows and reduce volatility on earnings. Hospira utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates. Hospira may use interest rate swap contracts on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. In 2009, Hospira entered into $300.0 million notional amount interest rate swap contracts whereby $200.0 million of the $400.0 million senior unsecured notes due June 2014 and $100.0 million of the $250.0 million senior unsecured notes due May 2015 were effectively converted from fixed to floating-rate debt. For these fair value hedges, changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate debt due to changes in market interest rates. Interest rate swap contract gains and losses are included in Interest expense. There was no ineffectiveness during the calendar year ended December 31, 2009.

        The following table summarizes Hospira's fair value of outstanding derivatives as of December 31:

(dollars in millions)	Consolidated Balance Sheet Presentation	2009	2008
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$5.4	$—
	Other accrued liabilities	1.4	12.7
Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	0.6	—
	Other assets	1.9	—

        The impact on earnings for the years ended December 31 from derivative activity was as follows:

(dollars in millions)	Presentation of (Gain) Loss Recognized on Derivatives	2009	2008	2007
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income), net	$5.6	$1.8	$(3.4)
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	3.4	0.4	4.5

Note 8—Pension and Post-Retirement Benefits

        Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans ("pension plans"), post-retirement medical and dental plans ("medical and dental plans") and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net Pension and Medical and Dental Benefit Cost

        Net cost recognized for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
(dollars in millions)	2009	2008	2007	2009	2008	2007
Service cost for benefits earned during the year	$1.2	$1.2	$3.0	$0.1	$0.2	$0.6
Interest cost on projected benefit obligations	26.3	25.5	25.3	3.3	3.7	3.5
Expected return on plans' assets	(27.7)	(28.9)	(29.4)	—	—	—
Net amortization	3.6	2.4	4.7	0.5	1.3	0.9
Curtailment of benefits(1)	—	1.7	(1.7)	—	0.6	(5.0)

Net cost	$3.4	$1.9	$1.9	$3.9	$5.8	$—

(1)
The curtailment charge for pension plans in 2008 relates to the shutdown of the Montreal, Canada, manufacturing plant. The net curtailment income for pension plans and post-retirement medical and dental plans in 2007 relate to the planned shutdown of the Montreal, Canada; Ashland, Ohio; and Donegal, Ireland plants.

Changes in Benefit Obligations and Plan Assets

        Information about the changes in benefit obligations and plan assets for the years ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2009	2008	2009	2008
Projected benefit obligations at beginning of year	$429.0	$445.2	$53.9	$66.9
Service cost	1.2	1.2	0.1	0.2
Interest cost	26.3	25.5	3.3	3.7
(Gains) losses, primarily changes in discount rates and medical trend rates, plan design changes, and differences between actual and estimated health care costs	27.1	(18.6)	3.2	(12.5)
Benefits paid	(19.7)	(27.2)	(3.1)	(3.9)
Other(1)	(7.2)	2.9	0.6	(0.5)

Projected benefit obligations at end of year	$456.7	$429.0	$58.0	$53.9

Plans' assets at fair value at beginning of year	$282.3	$376.7	$—	$—
Actual return on plans' assets	45.8	(67.4)	—	—
Company contributions	31.7	6.9	3.1	3.9
Benefits paid	(19.7)	(27.2)	(3.1)	(3.9)
Other(1)	—	(6.7)	—	—

Plans' assets at fair value at end of year	$340.1	$282.3	$—	$—

Funded status	$(116.6)	$(146.7)	$(58.0)	$(53.9)

Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(116.6)	(146.7)	(58.0)	(53.9)

Net accrued benefit cost	$(116.6)	$(146.7)	$(58.0)	$(53.9)

Recognized in accumulated other comprehensive income (loss):
Net actuarial loss	$156.6	$151.3	$15.0	$12.5
Net prior service cost	—	—	(0.4)	(0.3)
Transitional asset	(0.4)	(0.4)	—	—

Total recognized	$156.2	$150.9	$14.6	$12.2

(1)
Includes addition of other plans, the adoption of ASC Topic 715, "Compensation—Retirement Benefits" ("ASC 715") measurement date amount, foreign currency translation and reclassification to liabilities related to assets held for sale. See Note 4 for information regarding liabilities related to assets held for sale.

        The estimated actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost and medical and dental benefit cost during 2010 is $6.4 million and $0.8 million, respectively.

        Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss) under the provisions of ASC 715 for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, are as follows:

	2009		2008
(dollars in millions)	Pension Plans	Medical and Dental Plans	Pension Plans	Medical and Dental Plans
Net loss (gain) arising during the year(1)	$8.9	$3.3	$82.7	$(13.1)
Prior service credit during the year	—	—	—	(0.4)
Net amortization	(3.6)	(0.5)	(4.0)	(1.3)
Net charge to retained earnings due to adoption of ASC 715 measurement date change	—	—	(0.2)	(0.1)
Exchange rate (loss) gain recognized during the year	—	(0.4)	(1.2)	0.6

Net cost (benefit)	$5.3	$2.4	$77.3	$(14.3)

(1)
Pension plans net loss for the year ended December 31, 2008, is principally related to adverse investment returns on plan assets.

Actuarial Assumptions

        Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, using a measurement date of December 31, 2009 and 2008 and November 30, 2007, are as follows:

	2009		2008		2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	5.8%	6.2%	6.2%	7.2%	5.9%	5.5%
Expected aggregate average long-term change in compensation	0.0%	4.3%	0.0%	3.2%	0.0%	1.6%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	6.2%	7.2%	5.9%	5.4%	5.8%	4.9%
Expected aggregate average long-term change in compensation	0.0%	4.0%	0.0%	1.0%	0.0%	3.6%
Expected long-term rate of return on plan assets	8.3%	5.4%	8.3%	4.3%	8.3%	5.6%

        The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The assumed healthcare cost trend rates for the years ended December 31, for Hospira's major medical and dental plans are as follows:

	2009	2008	2007
Healthcare cost trend rate assumed for the next year (initial):
Pre-65 years of age	7.5%	7.5%	7.5%
Post-65 years of age	8.5%	8.5%	9.0%
Rate that the cost trend rate gradually declines to (ultimate):
Pre-65 years of age	5.0%	5.0%	5.0%
Post-65 years of age	5.0%	5.0%	5.0%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2015	2013	2013
Post-65 years of age	2017	2015	2016

        Sensitivity analysis for the U.S. plans which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2009 Net Benefit Cost (Income)/Expense		As of December 31, 2009 Benefit Obligation Increase/(Decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plans—U.S.
Discount rate	$(3.0)	$3.5	$(49.9)	$60.9
Expected long-term return on assets	(3.5)	3.5	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.2	(5.5)	6.8
Expected health care cost trend rate (initial and ultimate)	0.6	(0.5)	6.4	(5.3)

Pension Plan Assets

        The weighted average asset allocation for Hospira's U.S. pension plan as of December 31, and target allocation by asset category are as follows:

		Percentage of Plan Assets
	Target Allocation
Asset Category		2009	2008
U.S. Government debt securities	0%	0%	12%
Corporate debt securities	40%	44%	35%
Equity securities	60%	55%	53%
Other and Cash and cash equivalents	0%	1%	0%

Total	100%	100%	100%

        The investment mix between U.S. Government debt securities, corporate debt securities, equity securities, and other securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile U.S. Government and corporate debt securities. In addition, the mix is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plans hold no direct investments in securities of

Hospira. Due to fluctuations in market conditions, allocation percentages may temporarily deviate from target allocation percentages, particularly before a rebalancing occurs. The plan holds a significant concentration of plan assets in equity securities which are subject to fluctuations in market condition. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and no less than quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

Fair Value Measurements of Plan Assets

        The following table presents the basis used to measure Hospira's pension plans' assets at fair value as of December 31, 2009:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government debt securities	$—	$—	$—	$—
Corporate debt securities	149.1	149.1	—	—
Equity securities	187.9	184.3	3.6	—
Other and Cash and cash equivalents	3.1	3.1	—	—

	$340.1	336.5	$3.6	$—

        The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 assets is primarily based on market-observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Specific to equity securities, the fair value is based on the net asset value ("NAV") unit price, redeemable at the measurement date, as quoted on a private market that is not active and provided by the administrator of the trust. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets at fair value.

Cash Funding and Benefit Payments

        Hospira has no estimated minimum required contribution for 2010 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008, and adverse investment returns in 2008 on the main U.S. pension plan assets. While Hospira's funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deem it is prudent to do so. During 2009 and 2008, Hospira made a discretionary funding contribution of $30.0 million and $5.5 million, respectively, to the main U.S. pension plan. Hospira did not contribute any amounts to the main U.S. pension plan in 2007.

        The U.S. pension plans are subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate underfunded pension plans under limited circumstances. In the event our U.S. pension plans are terminated for any reason, while the plans are underfunded, we will incur a liability to the PBGC that may be equal to the entire amount of the U.S. plans underfunding.

        Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts which hold the pension plan assets, are as follows:

(dollars in millions)	Pension Plans	Medical and Dental Plans(1)
2010	$26.3	$4.0
2011	24.6	4.2
2012	25.3	4.2
2013	26.5	4.2
2014	27.0	4.2
Years 2015 through 2019	149.2	20.8

(1)
Excludes Medicare Prescription Drug Improvement and Modernization Act of 2003 subsidy of approximately $0.2 million to $0.4 million for each of the next 10 years.

Defined Contribution Plans

        Hospira's employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2009, 2008 and 2007, Hospira's expenses were $35.5 million, $37.4 million and $36.1 million, respectively.

Non-qualified Deferred Compensation Plan

        Hospira's non-qualified deferred compensation plan went into effect on January 1, 2008. Certain executive officers and other employees are eligible to participate in the plan. The plan allows participants to defer amounts in excess of the limits imposed on 401(k) plans by the Internal Revenue Code. This plan is not funded. Hospira's expenses were not significant in the years ended December 31, 2009 and 2008.

Note 9—Taxes on Earnings

        Earnings before taxes, and the related provisions for taxes on earnings, for the years ended December 31, were as follows:

(dollars in millions)	2009	2008	2007
Earnings Before Taxes
Domestic	$74.8	$190.5	$54.9
Foreign	310.0	217.0	132.9

Total	$384.8	$407.5	$187.8

Taxes on Earnings
Current:
U.S. Federal	$(104.5)	$13.3	$11.4
State	4.0	6.0	2.4
Foreign	21.3	8.0	(11.5)

Total current	(79.2)	27.3	2.3

Deferred:
Domestic	33.4	49.5	29.4
Foreign	26.7	9.8	19.3

Total deferred	60.1	59.3	48.7

Total	$(19.1)	$86.6	$51.0

        Operating loss carryforwards at December 31, 2009 amounted to $79.0 million, which are subject to expiration in periods from 2014 through 2026, or are unlimited.

        Hospira adopted the provisions of ASC 740 on Accounting for Uncertainty in Income Taxes on January 1, 2007. As a result of the implementation of ASC 740, Hospira recognized a $2.1 million decrease in the liability for unrecognized tax benefits. This decrease in the liability resulted in an increase in the January 1, 2007 balance of retained earnings of $2.1 million. The gross amount of unrecognized tax benefits at December 31, 2009 and 2008 was $73.6 million and $174.9 million, respectively. The amount, if recognized, that would affect the effective tax rate was $65.5 million and $157.3 million at December 31, 2009 and 2008, respectively. Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2009 and 2008, Hospira has recorded liabilities of $5.7 million and $18.7 million, respectively, for the payment of interest and penalties.

        In 2009, the Internal Revenue Service ("IRS") audit of Hospira's 2004 and 2005 tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both the audit years settled and resultant impact on tax years 2006 through 2008 in aggregate totaling $100.7 million, of which $91.9 million is recognized in the results for year ended December 31, 2009, as a discrete income tax benefit.

        The U.S. federal tax returns for Hospira for 2006 and 2007 are currently under examination by the IRS. Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next twelve months. However, ultimate resolution of the IRS audit is dependent on a number of factors and procedures that cannot be predicted at this time. In addition, other tax jurisdictions are in various audit stages for certain Hospira subsidiaries and certain tax statutes are expected to close within the next 12 months. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

        Hospira remains open to tax examination in major tax-paying jurisdictions for post-May 1, 2004 periods in Australia, Ireland and Italy, for years 2005 forward in Canada, for years 2006 forward for the U.S., and for years 2007 forward for the United Kingdom.

        The following table summarizes the activity for the years ended December 31, related to Hospira's unrecognized tax benefits:

(dollars in millions)
Balance at January 1, 2008	$144.5
Current year increases	30.5
Audit settlements	(0.1)

Balance at December 31, 2008	174.9

Current year increases	20.4
Audit settlements	(110.1)
Statute lapses	(15.9)
Adjustments to prior amounts	4.3

Balance at December 31, 2009	$73.6

        U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings of certain foreign subsidiaries of $1,036.9 million, $612.7 million and $316.2 million at December 31, 2009, 2008 and 2007, respectively. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends.

        Differences between the effective income tax rate and the U.S. statutory tax rate for the years ended December 31, are as follows:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(11.2)%	(9.9)%	(19.6)%
State taxes, net of federal benefit	1.4%	0.9%	3.5%
Foreign rate differential	(6.7)%	(4.7)%	(1.7)%
Non-Deductible In-Process Research and Development	—%	—%	15.9%
Capital loss valuation allowance (benefit)	1.6%	(1.3)%	2.4%
Research credit	(0.8)%	(1.0)%	(2.5)%
Resolution of certain tax positions	(23.9)%	—%	—%
All other, net	(0.4)%	2.3%	(5.8)%

Effective tax rate	(5.0)%	21.3%	27.2%

        The temporary differences that give rise to deferred tax assets and liabilities as of December 31, are as follows:

	2009		2008
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits and benefit plan liabilities	$92.9	$—	$94.4	$—
Trade receivable reserves and chargeback accruals	38.6	—	42.7	—
Inventories	85.1	—	107.4	—
State income taxes	9.7	—	4.3	—
Property and equipment	—	88.9	—	76.3
Intangibles	19.2	—	—	22.2
Investments	0.6	—	—	0.7
Net operating losses	24.8	—	46.2	—
Capital losses	19.1	—	—	—
Other accruals, carryforwards, and reserves not currently deductible	48.4	—	24.5	—
Valuation allowance	(26.4)	—	(4.7)	—

Total	$312.0	$88.9	$314.8	$99.2

        Valuation allowance consists of $26.4 million and $4.7 million for certain tax credits and capital losses at December 31, 2009 and 2008, respectively.

Note 10—Sales-Type Leases

        The net investment in sales-type leases of certain medication management systems as of December 31, consists of the following:

(dollars in millions)	2009	2008
Minimum lease payments receivable	$31.7	$36.4
Unearned interest income	(3.8)	(3.9)

Net investment in sales-type leases	27.9	32.5
Current portion(1)	(11.4)	(13.8)

Net investment in sales-type leases, less current portion(1)	$16.5	$18.7

(1)
The current and long-term portions are recorded in Trade receivables and Other assets, respectively, in the consolidated balance sheets.

        Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2009 are as follows:

(dollars in millions)	Sales-Type Leases
2010	$12.9
2011	8.6
2012	4.3
2013	2.8
2014 and thereafter	3.1

$31.7

Note 11—Short-term Borrowings and Long-term Debt

        Hospira's debt as of December 31, consists of the following:

(dollars in millions)	2009	2008
Long-term debt:
Term loan due March 2010 (weighted-average floating interest rate of 5.74% at December 31, 2008)	$—	$1.2
Floating rate notes due March 2010 (weighted-average floating interest rate of 4.77% at December 31, 2008)	—	375.0
5.55% Notes due March 2012	500.0	500.0
5.90% Notes due June 2014	400.0	400.0
6.40% Notes due May 2015	250.0	—
6.05% Notes due March 2017	550.0	550.0
Other, due 2015	3.9	5.3
Deferred gains on terminated interest rate swap instruments	3.5	4.4
Fair value of interest rate swap instruments	1.9	—
Unamortized debt discount	(2.0)	(1.9)

Total long-term debt	1,707.3	1,834.0
Short-term borrowings:
4.95% Notes due June 2009	—	300.0
Current portion of Term loan due March 2010	—	3.8
Deferred gains on terminated interest rate swap instruments	1.0	2.1
Other	22.6	32.4

Total short-term borrowings	23.6	338.3

Total debt	$1,730.9	$2,172.3

        The aggregate maturities of debt, excluding deferred gains on terminated interest rate swap instruments and unamortized debt discount, for each of the next five years are as follows: $22.6 million in 2010, $0.0 million in 2011, $500.0 million in 2012, $0.0 million in 2013, $400.0 million in 2014 and $803.9 million thereafter.

Senior Unsecured Notes and Other Borrowings

        In January 2009, the remaining $5.0 million in principal outstanding as of December 31, 2008, under the $500.0 million three-year term loan facility due in March 2010, was paid.

        In May 2009, Hospira issued $250.0 million aggregate principal amount of 6.40% notes which are due May 15, 2015, with interest due semi-annually, for general corporate purposes. This issuance contains covenants consistent with other existing borrowings.

        In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity. In December 2009, Hospira redeemed $375.0 million aggregate principal amount and accrued interest of floating rate notes due March 2010.

        In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. These borrowings bear a weighted average interest rate of approximately 7.3% and 4.1% in 2009 and 2008, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2009 and 2008, Hospira had $26.5 million and $37.7 million, respectively, of other borrowings outstanding, of which $22.6 million and $32.4 million, respectively, were classified as short-term.

        During 2008, Hospira terminated $300.0 million notional amount of its fixed-to-floating interest rate swap agreements related to its $300.0 million 4.95% senior unsecured notes due in 2009 and $300.0 million notional amount of its fixed-to-floating interest rate swap agreements related to its $400.0 million 5.90% senior unsecured notes due in 2014 and received proceeds of $9.2 million. These proceeds are being recognized against interest expense over the remaining term of the underlining notes, of which approximately $2.1 million and $0.8 million, pre-tax, was recognized in 2009 and 2008.

        See Note 7 for information regarding active interest rate swap contracts activity.

Unsecured Revolving Credit Facility

        On October 14, 2009, Hospira entered into a new $700.0 million unsecured revolving credit facility (the "Revolver") maturing in October 2012. The Revolver replaced Hospira's prior revolving credit agreement that was scheduled to expire in December 2010. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 2.5%, 1.5% and 0.5%, respectively, and are subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $825.0 million, under certain circumstances. As of December 31, 2009, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

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

        Change of Control. The senior unsecured notes include covenants that require Hospira to offer to repurchase those notes at 101% of their principal amount if: (1) there is a change of control of Hospira and (2) Hospira is rated below investment grade by both Moody's and Standard & Poor's at or within a specified time after the time of announcement of the change-of-control transaction. A change of control, as described above, would constitute an event of cross default under the term loan agreement and Hospira's revolving credit agreement.

        Financial Covenants. The Revolver has financial covenants that require Hospira to maintain (i) a maximum leverage ratio of not more than 3.25 to 1.0 and (ii) a minimum interest coverage of not less than 5.0 and 1.0. As of December 31, 2009, Hospira was in compliance with all applicable covenants.

Note 12—Segment and Geographic Information

        Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five operating segments: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated U.S., Canada, and Latin America within the America's reportable segment in accordance with the provisions of ASC Topic 280 "Segment Reporting." In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, other pharmaceuticals, medication management systems and other devices. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through August 2009) and other device products.

        Hospira's underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other expense (income), net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

	Net Sales for the Years Ended December 31,			Income (Loss) from Operations for the Years Ended December 31,
(dollars in millions)	2009	2008	2007	2009	2008	2007
Americas	$3,063.3	$2,778.3	$2,658.9	$625.5	$598.0	$445.3
EMEA	542.8	583.8	552.1	1.8	12.8	(16.6)
APAC	273.2	267.4	225.2	7.0	23.0	(4.2)

Total reportable segments	$3,879.3	$3,629.5	$3,436.2	634.3	633.8	424.5

Corporate functions				(90.9)	(74.0)	(82.5)
Stock-based compensation				(40.5)	(42.0)	(39.4)

Income from operations				502.9	517.8	302.6
Interest expense and other expense, net				(118.1)	(110.3)	(114.8)

Income before income taxes				$384.8	$407.5	$187.8

	Depreciation and Amortization for the Years Ended December 31,			Additions to Long-Term Assets for the Years Ended December 31,
(dollars in millions)	2009	2008	2007	2009	2008	2007
Americas	$153.8	$162.1	$153.9	$135.0	$137.4	$190.5
EMEA	42.4	50.9	40.2	13.6	16.0	8.0
APAC	33.9	38.9	41.0	9.8	9.4	9.7

Total reportable segments	$230.1	$251.9	$235.1	$158.4	$162.8	$208.2

	Goodwill as of December 31,		Total Assets as of December 31,
(dollars in millions)	2009	2008	2009	2008
Americas	$817.2	$772.2	$3,633.0	$3,576.6
EMEA	228.8	242.0	1,050.6	861.2
APAC	197.4	153.2	819.3	636.3

Total reportable segments	$1,243.4	$1,167.4	$5,502.9	$5,074.1

Enterprise-wide information:

	Net Sales for the Years Ended December 31,			Long-Lived Asset as of December 31,
(dollars in millions)	2009	2008	2007	2009	2008
U.S.	$2,740.0	$2,470.7	$2,374.8	$1,019.9	$1,030.6
Non-U.S.	1,139.3	1,158.8	1,061.4	306.9	322.4

Total	$3,879.3	$3,629.5	$3,436.2	1,326.8	1,353.0

Goodwill and intangible assets, net				1,649.9	1,571.8

Total				$2,976.7	$2,924.8

	Net Sales by Product Line for the Years Ended December 31,
(dollars in millions)	2009	2008	2007
Specialty Injectables	$2,073.3	$1,821.7	$1,665.2
Other Pharma	701.2	689.3	725.6
Medication Management Systems	658.7	654.7	584.4
Other Devices	446.1	463.8	461.0

Total	$3,879.3	$3,629.5	$3,436.2

Note 13—Shareholders' Equity

Common Stock

        Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share, of which four million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2009 and 2008, approximately 15.0 million and 5.5 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2009 and 2008, 171.1 million and 167.2 million shares are issued and 163.5 million and 159.6 million shares are outstanding, respectively.

Treasury Stock

        In February 2006, Hospira's Board of Directors authorized the repurchase of up to $400.0 million of Hospira's common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of December 31, 2009, Hospira had repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira does not expect to repurchase any shares in 2010 under this program.

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

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss, net of taxes as of December 31, consisted of the following:

(dollars in millions)	2009	2008
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$71.4	$(177.9)
Cumulative retirement plans unrealized loss, net of taxes $65.3 million and $63.9 million, respectively	(105.4)	(100.1)
Cumulative unrealized gain/(loss) on marketable equity securities, net of taxes $0.0	6.4	(16.8)
Cumulative losses on terminated cash flow hedges, net of taxes $0.1 million and $0.7 million, respectively	(0.2)	(1.1)

Accumulated Other Comprehensive Loss	$(27.8)	$(295.9)

Note 14—Earnings Per Share

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

(shares in millions, except per share amounts)	2009	2008	2007
Weighted average basic common shares outstanding	161.0	159.2	156.9
Assumed exercise of stock options	2.2	2.1	3.3

Weighted average dilutive common shares outstanding	163.2	161.3	160.2

Earnings Per Common Share:
Basic	$2.51	$2.02	$0.87

Diluted	$2.47	$1.99	$0.85

        For 2009, 2008 and 2007, there were outstanding options to purchase approximately 5.3 million, 7.5 million and 2.5 million shares of Hospira stock, respectively, for which the exercise price of the options exceeded the average stock price. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 15—Incentive Stock Program

Plan Overview

        Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, and performance units) and cash-based awards to employees and non-employee directors. In May 2009, shareholders approved amendments primarily to extend the Plan by ten years to May 14, 2019, and to increase the number of shares that may be granted during the life of the 2004 Plan by 13.0 million shares. The option exercise price generally may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2009, approximately 15.0 million shares remain available for grant.

        In March 2009 and 2008, and May 2007, 3.5 million, 2.3 million and 2.7 million options were granted to certain employees for the annual stock option grants, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three years and have either a seven or a ten-year term.

Option Activity and Outstanding Options

        A summary of information related to stock options for the years ended is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2008	13,133,815	$34.84
Granted	2,527,445	43.51
Exercised	(1,073,124)	29.39
Lapsed	(494,881)	43.19

Outstanding at December 31, 2008	14,093,255	36.52
Granted	3,754,732	23.54
Exercised	(3,987,623)	32.89
Lapsed	(742,528)	37.03

Outstanding at December 31, 2009(1)	13,117,836	$33.87	5.1	$224.7

Exercisable at December 31, 2009	7,153,661	$36.63	2.4	$102.8

(1)
The difference between options outstanding and those expected to vest is not significant.

        The total intrinsic value of options exercised during 2009, 2008 and 2007 was $31.7 million, $12.9 million and $35.6 million, respectively.

        Summarized information about Hospira stock options outstanding and exercisable as of December 31, 2009, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12.01 - $25.00	3,595,060	6.0	$22.19	198,897	$22.90
$25.01 - $30.00	1,129,964	4.3	27.06	1,116,132	27.07
$30.01 - $35.00	1,421,163	4.9	32.28	1,356,813	32.35
$35.01 - $40.00	2,906,740	4.0	39.32	1,986,703	39.11
$40.01 - $51.00	4,064,909	5.4	42.76	2,495,116	42.35

$12.01 - $51.00	13,117,836	5.1	$33.87	7,153,661	$36.63

Stock-Based Compensation

        Stock-based compensation expense of $40.5 million, $42.0 million and $39.4 million was recognized under ASC 718 for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit recognized was $14.0 million, $15.6 million and $14.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. For options exercised during 2009, 2008 and 2007, excess tax benefit was $0.8 million, $1.0 million and $2.3 million, respectively.

        As of December 31, 2009, there was $42.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares that became fully vested during 2009, 2008 and 2007 was $23.5 million, $9.9 million and $10.7 million, respectively.

        The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. For 2009 and 2008, expected volatility assumptions are based on historical volatility of Hospira's stock. For 2007, expected volatility assumptions are based on a combination of historical volatility of Hospira's stock and historical volatility of peer companies. Expected life assumptions are based on the "simplified" method as described in ASC 718, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31, are as follows:

	2009	2008	2007
Hospira Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	30.2%	28.0%	33.8%
Expected life (years)	4.4	4.5	4.4
Risk-free interest rate	1.9%	2.3%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value per stock option	$6.54	$11.64	$13.93

Restricted Stock and Units

        Hospira issues restricted stock and units with a vesting period range from one to three years. A summary of restricted stock and unit activity for the years ended is as follows:

Hospira Restricted Stock and Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	120,200	$39.80
Granted	63,642	37.71
Vested	(12,232)	39.76
Lapsed	—	—

Outstanding at December 31, 2008	171,610	39.03
Granted	114,210	32.70
Vested	(22,240)	39.84
Lapsed	(15,000)	35.91

Outstanding at December 31, 2009	248,580	$36.24

        The fair value of restricted stock awards and units vested in 2009, 2008 and 2007 was $0.9 million, $0.5 million and $0.4 million, respectively. Compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $3.8 million, $2.0 million and $1.2 million, respectively.

Performance Share Awards

        The performance share award is based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance, at interim periods, and at the end of the performance cycle, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock. The performance share awards vest at the end of the three-year performance cycle.

        A summary of performance share awards activity for the years ended is as follows:

Hospira Performance Stock and Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	—	$—
Granted	216,050	63.29
Lapsed	(8,700)	63.29

Outstanding at December 31, 2008	207,350	63.29
Granted	545,866	26.13
Lapsed	(35,475)	45.54

Outstanding at December 31, 2009	717,741	$35.64

        The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants are as follows:

	2009	2008
Weighted-average expected volatility	37.2%	27.9%
Risk-free interest rate	1.2%	2.0%
Expected dividend yield	0.0%	0.0%
Fair value per performance share award	$24.98	$62.39

Note 16—Commitments and Contingencies

Other Commercial Commitments

        Hospira's other commercial commitments as of December 31, 2009, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2009, Hospira had $29.8 million of these commitments, with a majority expiring in 2010. No amounts have been drawn under these letters of credit or bonds.

Leases

        Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2009, are:

(dollars in millions)
2010	$22.1
2011	18.9
2012	14.5
2013	10.6
2014	9.4
Remaining Years	23.0

Total minimum future lease payments	$98.5

        Lease expense under operating leases totaled $30.0 million, $26.3 million and $26.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Litigation

        Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories ("Abbott").

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004, in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003, and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Hospira denies all material allegations asserted against it in the complaint. Trial of this matter has concluded, but the court has not rendered a decision. In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

        On August 12, 2005, Retractable Technologies, Inc. ("RTI") filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement ("Agreement") between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157 pending in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleges that Abbott misled RTI and breached the Agreement in connection with Abbott's marketing efforts. RTI is seeking monetary damages which are alleged to be in excess of $300.0 million as well as punitive damages. Hospira has conditionally agreed to defend and indemnify Abbott in connection with this lawsuit, which involves a contract carried out by Abbott's former Hospital Products Division. Abbott denies all material allegations in the complaint. Abbott has brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. Hospira is entitled, pursuant to its agreements with Abbott, to any amounts recovered due to RTI's breach of the Agreement. The case is proceeding in the U.S. District Court for the Eastern District of Texas.

        Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira's attempts to market the generic oncology drug oxaliplatin. In the U.S., litigation is pending in the U.S. District Court for the District of New Jersey: Sanofi-Aventis, U.S., LLC, et al. v. Sandoz, Inc., et al. (D. N.J. 2007). In the lawsuit, plaintiffs allege that various generic oxaliplatin products infringe one or more patents held by plaintiffs. Hospira is currently marketing and selling its oxaliplatin products, and alleges that the single patent plaintiffs have asserted against Hospira is not valid and not infringed by Hospira's product. In June 2009, the District Court entered summary judgment of non-infringement in favor of Hospira. Plaintiffs appealed that decision and, in September 2009, the U.S. Court of Appeals for the Federal Circuit vacated the District Court's ruling. Trial is expected in 2010. Hospira denies all material allegations asserted against it in the complaint. The plaintiffs seek damages, injunctive relief and costs. If Hospira were required to pay damages in this case, the amount of damages would generally be based on a reasonable royalty or the plaintiffs' lost profits based on the sale of the branded product. Plaintiffs are also pursuing proceedings against the FDA in a separate legal action aimed at removing Hospira's products from the market and prohibiting future sales in advance of the trial.

        Hospira and Abbott are defendants in a number of lawsuits brought by individual plaintiffs alleging that plaintiffs developed Post-arthroscopic Glenohumeral Chondrolysis ("PAGCL") from the use of certain continuous infusion pain pumps to deliver local anesthetic into the intra-articular joint space following shoulder surgeries. In each case, Hospira and/or Abbott is alleged, singularly or with other anesthetic medication defendants, to have provided the medication delivered by continuous infusion pain pumps manufactured by other (non-Hospira/non-Abbott) defendants. The analgesic medications at issue include MarcaineTM (bupivacaine) and lidocaine. As of December 31, 2009, there are a total of 123 cases, involving 313 plaintiffs, in which Hospira is a party. 62 cases are pending in federal court and 61 cases are pending in state court. Pursuant to its separation agreement with Abbott, Hospira is defending those lawsuits which relate to sales of products prior to Hospira's spin-off from Abbott. Hospira denies all material allegations asserted against it in the complaint. Generally, plaintiffs seek compensatory damages and, in some cases, punitive damages and costs.

        On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (expires July 15, 2013) and 6,716,867 (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz's "Paragraph IV" notice indicating that Sandoz had filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Hospira's PrecedexTM (dexmedetomidine hydrochloride). Hospira seeks a judgment of infringement, injunctive relief and costs.

        Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's reserves, which are not significant at December 31, 2009 and 2008, are the best estimate of loss, as defined by ASC 450. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

        Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 17—Other Expense (Income), Net

	Years Ended December 31,
(dollars in millions)	2009	2008	2007
Interest income	$(7.6)	$(9.3)	$(15.1)
Foreign exchange	1.0	(2.1)	(1.6)
All other expense (income)(1)	18.4	5.5	(3.0)

Total	$11.8	$(5.9)	$(19.7)

(1)
Includes impairment and (gains) on the sale of marketable equity securities.

Note 18—Inventories

	As of December 31,
(dollars in millions)	2009	2008
Finished products	$405.3	$510.1
Work in process	143.9	130.6
Materials	206.2	189.8

Total	$755.4	$830.5

Note 19—Other Accrued Liabilities

	As of December 31,
(dollars in millions)	2009	2008
Accrued rebates(1)	$156.0	$107.4
Income taxes payable	29.1	14.1
All other	253.2	210.0

Total	$438.3	$331.5

(1)
Hospira's generic oxaliplatin sales, launched in the U.S. in 2009, contributed to the increase.

Note 20—Post-retirement Obligations and Other Long-term Liabilities

	As of December 31,
(dollars in millions)	2009	2008
Accrued post-retirement medical and dental costs(1)	$54.2	$49.8
Pension liabilities(1)	115.3	145.7
Unrecognized tax benefits, penalties and interest(2)	73.6	174.9
All other	28.3	20.6

Total	$271.4	$391.0

(1)
See Note 8 regarding changes in accrued post-retirement medical and dental costs and pension liabilities.

(2)
Decrease in 2009 reflects conclusion and effective settlement of the IRS audit of Hospira's 2004 and 2005 U.S. tax returns.

Note 21—Quarterly Data (Unaudited)

(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Net Sales	$859.7	$956.9	$1,007.5	$1,055.2
Gross Profit(1)	319.6	346.2	395.6	395.0
Income From Operations	114.7	91.1	161.5	135.6
Net Income	165.5	25.5	116.2	96.7
Earnings per common share, basic	$1.04	$0.16	$0.72	$0.59
Earnings per common share, diluted	$1.03	$0.16	$0.71	$0.58
Weighted average common shares outstanding, basic	159.5	160.5	161.1	162.6
Weighted average common shares outstanding, diluted	160.6	162.4	163.7	165.9

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008
Net Sales	$888.7	$901.6	$925.5	$913.7
Gross Profit(1)	317.0	335.2	333.8	356.7
Income From Operations	111.7	117.7	132.7	155.7
Net Income	65.4	69.1	81.8	104.6
Earnings per common share, basic	$0.41	$0.43	$0.51	$0.66
Earnings per common share, diluted	$0.41	$0.43	$0.51	$0.65
Weighted average common shares outstanding, basic	158.7	159.1	159.4	159.5
Weighted average common shares outstanding, diluted	161.0	161.5	161.6	160.9

(1)
Gross profit is defined as Net sales less Cost of products sold.

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

        Internal control over financial reporting.    Management's report on our internal control over financial reporting is included on page 51 hereof, and the related report of our independent registered public accounting firm is included on page 53 hereof. Both reports are incorporated herein by reference.

        Changes in internal controls.    During the fourth quarter of 2009, Hospira entered into certain information technology and accounting outsourcing arrangements, which include services for processes provided off-shore, including various purchase to payment processes as well as information technology application and infrastructure processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

Item 9B.    Other Information

  None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Election of Directors—Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Election of Directors—Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2010 Hospira Proxy Statement. The 2010 Proxy Statement will be filed on or about March 26, 2010. Also incorporated herein by reference is the text found under the caption, "Executive Officers of Hospira," in Part I of this Form 10-K.

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

Item 11.    Executive Compensation

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Director Compensation," "Election of Directors—2009 Compensation Discussion and Analysis," (including all sub-captions thereunder), "Election of Directors—Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Election of Directors—Compensation Committee Report" in the 2010 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2010 Proxy Statement.

Equity Compensation Plan Information

        The following table gives information, as of December 31, 2009, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004

Long-Term Stock Incentive Plan, as amended, which is the only equity compensation plan pursuant to which Hospira's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	14,801,898	$33.87	14,961,742
Equity compensation plans not approved by security holders(4)(5)	—	—	250,000

Total	14,801,898	$33.87	15,211,742

(1)
Includes 157,169 shares of restricted stock, 91,411 stock units, and 1,435,482 shares of performance share awards (which assume maximum payouts on 717,741 shares) under Hospira's 2004 Long-Term Stock Incentive Plan.

(2)
The weighted average exercise price does not take restricted stock, stock units, and performance share awards into account.

(3)
This number reflects a target payout of 717,741 performance share awards.

(4)
Hospira Equity-Based Award/Recognition Plan.    Hospira may use this plan to motivate and reward non-officer employee performance. If Hospira make awards under this plan Hospira will purchase the shares on the open market.

(5)
Hospira Stock Purchase Plan.    Eligible Employees of Hospira Healthcare Corporation ("Hospira Canada") may participate in the plan. Each eligible employee may contribute an amount equal to 2% of eligible compensation up to an annual maximum of $4,000 (Canadian). Hospira Canada matches the employee contributions using a formula that takes into account employee contributions. In addition, the employee can also contribute to a supplementary plan in an amount up to 8% of eligible compensation. There is no matching of employee supplementary contributions. All contributions are combined and used to make monthly purchases of Hospira common shares on the open market based on individual contributions and the average open market purchase price for a given year. The plan is managed by the Hospira Canada Regional Director, Director of Human resources and Director of Finance.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors," "Election of Directors—Corporate Governance—Independence," "Election of Directors—Corporate Governance—Committees of the Board of Directors," and "Policy Regarding Approval of Related Person Transactions" in the 2010 Proxy Statement.

Item 14.    Principal Accounting Fees and Services

        Incorporated herein by reference is the text to be included under the caption "Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants" (including all sub-captions thereunder) in the 2010 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Form 10-K.

  1.
  Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," for a list of financial statements.

  2.
  Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	104
Schedules I, III, IV and V are not included because they are not required
  3.
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 105 through 109.

  (b)
  Exhibits filed:    See Exhibit Index from pages 105 through 109.

  (c)
  Financial Statement Schedules filed:    See page 104.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.
By:	/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chairman of the Board of Directors and Chief Executive Officer Date: February 18, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 18, 2010 in the capacities indicated below.

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS E. WERNER Thomas E. Werner Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/s/ RICHARD J. HOFFMAN Richard J. Hoffman Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ IRVING W. BAILEY, II Irving W. Bailey, II Director
/s/ BARBARA L. BOWLES Barbara L. Bowles Director
/s/ CONNIE R. CURRAN Connie R. Curran Director

/s/ ROGER W. HALE Roger W. Hale Director
/s/ RONALD A. MATRICARIA Ronald A. Matricaria Director
/s/ JACQUE J. SOKOLOV M.D. Jacque J. Sokolov M.D. Director
/s/ JOHN C. STALEY John C. Staley Director
/s/ MARK F. WHEELER M.D. Mark F. Wheeler M.D. Director
/s/ HEINO VON PRONDZYNSKI Heino von Prondzynski Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2009
(dollars in millions)

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions(2)	Balance at end of year
Year ended December 31, 2009	$6.7	$2.2	$(2.7)	$6.2
Year ended December 31, 2008	14.1	7.9	(15.3)	6.7
Year ended December 31, 2007	13.7	8.1	(7.7)	14.1

(1)
2007 includes $1.5 million related to the Mayne Pharma acquisition.

(2)
Represents accounts written off as uncollectible, net of collections on accounts previously written off. 2008 includes $4.0 million of certain reclassifications.

Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions	Balance at end of year
Year ended December 31, 2009	$67.8	$125.1	$(82.2)	110.7
Year ended December 31, 2008	64.8	62.3	(59.3)	67.8
Year ended December 31, 2007	48.2	54.3	(37.7)	64.8

(1)
The increase in 2009 relates to product portfolio optimization charges associated with Project Fuel and product corrective action related charges. Includes $15.1 million related to the 2007 Mayne Pharma acquisition.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Annual Report on Form 10-K filed on February 25, 2009 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Current Report on Form 8-K filed on February 11, 2010 and incorporated herein by reference).
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
4.4
Second Supplemental Indenture, dated as of April 30, 2009 between Hospira, Inc. and Union Bank, N.A., as Successor Trustee and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Resigning Trustee (filed as Exhibit 4.2 to Hospira, Inc.'s Registration Statement on Form S-3 (File No. 333-158939) filed with the SEC on May 1, 2009, and incorporated herein by reference).
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

Exhibit No.	Exhibit
4.7	Form of 6.40% Notes Due 2015 (filed as Exhibit 99.3 to the Hospira, Inc. Current Report on Form 8-K filed on May 7, 2009, and incorporated herein by reference).
4.8	Form of 6.05% Notes Due 2017 (filed as Exhibit 4.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.9
Actions of Authorized Officers with respect to the 2012 and 2017 Notes (filed as Exhibit 4.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.10
Officer Certificate and Company Order with respect to the 2012 and 2017 Notes (filed as Exhibit 4.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).
4.11	Actions of Authorized Officers with respect to the 2015 Notes (filed as Exhibit 99.2 to the Hospira, Inc. Current Report on Form 8-K filed on May 7, 2009, and incorporated herein by reference).
4.12
Officers' Certificate and Company Order with respect to the 2015 Notes (filed as Exhibit 4.3 to the Hospira, Inc. Quarterly Report on Form 10-Q filed on July 29, 2009, and incorporated herein by reference).
4.13	Underwriting Agreement with respect to the 2015 Notes (filed as Exhibit 99.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 7, 2009, and incorporated herein by reference).
10.1	Summary of Terms of Employment for Named Executive Officers (filed as Exhibit 10.1 to the Hospira, Inc. Annual Report on Form 10-K filed on February 25, 2009, and incorporated herein by reference).*
10.2
Hospira 2004 Long-Term Stock Incentive Plan, as amended (filed as Exhibit A to the Hospira, Inc. Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009, and incorporated herein by reference).*
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

Exhibit No.	Exhibit
10.3(e)	Form of Non-Qualified Stock Option Terms (five-year term) (filed as Exhibit 10.8(e) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
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
10.3(h)(i)	Form of Non-Qualified Option Terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010.*
10.3(i)(i)
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).*
10.3(i)(ii)
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made on or after March 5, 2009 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).*
10.3(i)(iii)
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010.*
10.4	Hospira, Inc. 2004 Performance Incentive Plan as amended.*
10.5	Hospira, Inc. Non-Employee Directors' Fee Plan (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).*
10.6(a)
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney and Brian J. Smith, regarding Change in Control (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.6(a)(i)
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley, Terrence C. Kearney and Brian J. Smith, regarding Amendment to Change in Control (filed as Exhibit 10.12(a)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.6(b)
Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Change in Control (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2006, and incorporated herein by reference).*

Exhibit No.	Exhibit
10.6(b)(i)	Form of Agreement between Hospira, Inc. and Thomas E. Werner regarding Amendment to Change in Control (filed as Exhibit 10.12(b)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
10.6(c)
Form of Agreement between Hospira, Inc. and Sumant Ramachandra regarding Change in Control (filed as Exhibit 10.6(c) to the Hospira, Inc. Annual Report on Form 10-K filed on February 25, 2009 and incorporated by reference).*
10.6(d)
Form of Restricted Stock Agreement between Hospira, Inc. and Sumant Ramachandra (filed as Exhibit 10.6(d) to the Hospira, Inc. Annual Report on Form 10-K filed on February 25, 2009 and incorporated herein by reference).*
10.6(e)	Form of Agreement between Hospira, Inc. and Ron Squarer regarding Change in Control.*
10.6(f)	Form of Restricted Stock Agreement between Hospira, Inc. and Ron Squarer.*
10.7
Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and each of Christopher B. Begley and Terrence C. Kearney (filed as Exhibit 10.13 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.8	The Hospira Supplemental Pension Plan, as amended (filed as Exhibit 10.8 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference).*
10.9	Hospira Non-Qualified Savings and Investment Plan (filed as Exhibit 10.2 to the Hospira, Inc. Current Report on Form 8-K, filed on December 14, 2009, and incorporated herein by reference).*
10.10	Hospira Corporate Officer Severance Plan, as amended (filed as Exhibit 10.3 to the Hospira, Inc. Current Report on Form 8-K, filed on December 14, 2009, and incorporated herein by reference).*
10.11	Form of Agreement regarding Executive Compensation Recovery Policy.*
10.12
Credit Agreement and Guaranty, dated October 14, 2009, between Hospira and the Lenders and Agents named therein (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference).
10.13
Business Transfer Agreement, dated December 15, 2009, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Ojas Pharmaceuticals India Private Limited (to be renamed Hospira Healthcare India Private Limited).**
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Christopher B. Begley under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Thomas E. Werner under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of Christopher B. Begley under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Exhibit
32.2	Certification of Thomas E. Werner under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
The following financial statements from the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 18, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of income, (ii) consolidated statements of cash flows, (iii) consolidated balance sheets, (iv) consolidated statement of changes in shareholders' equity, (v) the notes to the consolidated financial statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
Management compensatory plan or arrangement.

**
Confidential treatment requested for portions of this exhibit.

        Hospira will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Hospira, Hospira, Inc., 275 N. Field Drive, Department NLEG, Building H1, Lake Forest, Illinois 60045.