Form 10-Q
period 2010-03-31
HOSPIRA INC
filed 2010-04-27
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 23, 2010, Registrant had outstanding 165,884,569 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART  I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2010	2009
Net sales	$1,007.6	$859.7

Cost of products sold	577.3	540.1
Restructuring, impairment and (gain) on disposition of assets, net	(7.6)	9.4
Research and development	51.7	50.0
Selling, general and administrative	178.6	145.5
Total operating costs and expenses	800.0	745.0
Income From Operations	207.6	114.7

Interest expense	23.4	26.9
Other income, net	(1.7)	(0.3)
Income Before Income Taxes	185.9	88.1

Income tax expense (benefit)	44.2	(77.4)
Net Income	$141.7	$165.5

Earnings Per Common Share:
Basic	$0.86	$1.04
Diluted	$0.84	$1.03
Weighted Average Common Shares Outstanding:
Basic	164.1	159.5
Diluted	169.3	160.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2010	2009
Cash Flow From Operating Activities:
Net income	$141.7	$165.5
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	39.1	41.2
Amortization of intangible assets	21.5	14.7
Stock-based compensation expense	17.3	13.1
Deferred income tax and other tax adjustments	22.3	(89.4)
Gain on disposition of assets	(11.4)	—
Changes in assets and liabilities-
Trade receivables	(141.2)	20.0
Inventories	(10.7)	(11.5)
Prepaid expenses and other assets	(7.3)	(13.1)
Trade accounts payable	18.1	(14.2)
Other liabilities	(94.6)	(41.7)
Other, net	(0.5)	4.7
Net Cash (Used In) Provided by Operating Activities	(5.7)	89.3

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(40.6)	(33.8)
Acquisition, net of cash acquired, and payments for contingent consideration	(381.0)	(7.1)
Purchases of intangibles and other investments	(8.7)	(3.0)
Proceeds on disposition of assets	62.6	—
Net Cash Used in Investing Activities	(367.7)	(43.9)

Cash Flow From Financing Activities:
Repayment of long-term debt	—	(5.0)
Other borrowings, net	0.1	(0.7)
Excess tax benefit from stock-based compensation arrangements	7.9	—
Proceeds from stock options exercised	67.3	12.6
Net Cash Provided by Financing Activities	75.3	6.9

Effect of exchange rate changes on cash and cash equivalents	(1.6)	(6.7)

Net change in cash and cash equivalents	(299.7)	45.6
Cash and cash equivalents at beginning of period	946.0	483.8
Cash and cash equivalents at end of period	$646.3	$529.4

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$30.5	$33.1
Income taxes, net of refunds	$21.0	$9.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$646.3	$946.0
Trade receivables, less allowances of $7.3 in 2010 and $6.2 in 2009	647.1	498.1
Inventories	773.7	755.4
Deferred income taxes	167.7	185.9
Prepaid expenses	37.3	34.3
Other receivables	63.5	41.5
Assets held for sale	—	65.0
Total Current Assets	2,335.6	2,526.2
Property and equipment, net	1,233.6	1,147.8
Intangible assets, net	507.8	406.5
Goodwill	1,407.6	1,243.4
Deferred income taxes	69.8	54.5
Investments	49.0	49.3
Other assets	77.2	75.2
Total Assets	$5,680.6	$5,502.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$23.9	$23.6
Trade accounts payable	244.7	229.5
Salaries, wages and commissions	117.4	176.5
Other accrued liabilities	429.7	438.4
Liabilities related to assets held for sale	—	13.9
Total Current Liabilities	815.7	881.9
Long-term debt	1,712.7	1,707.3
Deferred income taxes	21.4	18.6
Post-retirement obligations and other long-term liabilities	274.9	271.4
Commitments and Contingencies
Total Shareholders’ Equity	2,855.9	2,623.7
Total Liabilities and Shareholders’ Equity	$5,680.6	$5,502.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balances at January 1, 2010	163.5	$1.7	$(299.8)	$1,409.5	$1,540.1	$(27.8)	$2,623.7
Net income	—	—	—	—	141.7	—	141.7
Other comprehensive loss	—	—	—	—	—	(9.0)	(9.0)
Changes in shareholders’ equity related to incentive stock programs	2.1	—	—	99.5	—	—	99.5
Balances at March 31, 2010	165.6	$1.7	$(299.8)	$1,509.0	$1,681.8	$(36.8)	$2,855.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Recently Issued and Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2009-14, Software (Topic 985), “Certain Revenue Arrangements That Include Software Elements” and  No. 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements” related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. The new ASUs permit prospective or retrospective adoption, and Hospira elected prospective adoption during the first quarter of 2010. Prospective adoption required Hospira to apply the new ASUs to revenue arrangements entered into or materially modified beginning January 1, 2010. Upon adoption of this guidance, the timing of revenue recognition has not significantly changed and the impact to Hospira’s condensed consolidated financial position, results of operations or cash flows was not material.

In March 2010, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) 08-9, “Milestone Method of Revenue Recognition” (“EITF 08-9”). EITF 08-9 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Hospira is currently evaluating the potential impact of EITF 08-9 on the financial statements.

Hospira adopted the provisions of the FASB ASU No. 2010-12, Income Taxes (Topic 740), “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“ASU No. 2010-12”). On March 30, 2010, the President of the United States (“U.S.”) signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU 2010-12 allows entities to consider the two Acts together for accounting purposes. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Hospira adopted the provisions of the FASB ASU No. 2010-09, Subsequent Events (Topic 855), “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements. Hospira adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Significant Accounting Policies - Revenue Recognition

Hospira’s accounting policy for revenue recognition is included in Note 1 — Summary of Significant Accounting Policies in the Hospira Annual Report on Form 10-K for the year ended December 31, 2009.

Arrangements with Certain Multiple Deliverables

Under the historical accounting principles, Hospira accounted for sales of drug delivery pumps (pumps) and server-based suite of software applications (software), inclusive of certain software related services, under multi-element arrangements as one unit of accounting. Hospira allocated revenue to this deliverable based on vendor-specific objective evidence. The new accounting principles, depending on the functionality of the software associated with the pump, generally require Hospira to account for sales of pumps and software as one or two units of accounting and allow multiple methods of determining the selling price for the purpose of allocating revenue.

Hospira allocates revenue to arrangements with multiple deliverables based on their relative selling prices. In such circumstances, Hospira applies a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when Hospira sells the deliverable separately and is the price actually charged by Hospira for that deliverable. Where VSOE and TPE is not available, Hospira’s process for determining ESP includes multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered in developing the ESPs for pumps, software and software related services include prices charged by Hospira for similar offerings, historical pricing practices, the market and nature of the deliverable and the relative ESP of certain deliverables compared to the total selling price of the arrangement.

For certain arrangements where the software is not essential to the functionality of the pump, Hospira has identified three primary deliverables. The first deliverable is the pump delivered and recognized at the time of sale, the second deliverable is the related sale of disposable products (sets) recognized as the products are delivered and the third deliverable is the software. Revenue recognition for the third deliverable is further described below in the Software section of Note 1. The allocation of revenue for the first and second deliverable is based on VSOE and for the third deliverable is based on Hospira’s ESPs.

For other arrangements where the software is essential to the functionality of the pump, Hospira has also identified three primary deliverables. The first deliverable is the pump and software essential to the functionality of the pump delivered and recognized at the time of installation. The second deliverable is the related sale of sets recognized as the products are delivered and the third deliverable is software related services. Revenue recognition for the third deliverable is further described below in the Software section of Note 1. The allocation of revenue for the first deliverable is based on Hospira’s ESP. The allocation of revenue for the second deliverable is based on VSOE and for the third deliverable is based on Hospira’s ESPs.

Software

Hospira accounts for the server-based suite of software applications not essential to the functionality of a pump and related maintenance and implementation services in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If Hospira cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, Hospira defers revenue until all elements are delivered and services have been performed. Perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed or upon customer acceptance. Software subscription license and software maintenance revenue is recognized ratably over the applicable contract period.

Chargebacks

Hospira’s accounting policy for revenue recognition including a description of chargebacks (estimated reimbursements to wholesalers for honoring contracted prices to end customers) is included in Note 1 — Summary of Significant Accounting Policies in the Hospira Annual Report on Form 10-K for the year ended December 31, 2009. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargeback may differ from estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Hospira’s generic oxaliplatin sales in the U.S., are subject to chargebacks and contributed to the increase in the chargeback accrual beginning in the third quarter of 2009. Generally, generic product launch sales have a higher degree of end customer price movement, often greater than 80% from the end customer price prior to generic introduction, as additional competitors enter the market. Further, the oxaliplatin litigation discussed in Note 15 has impacted the quantities and types of generic oxaliplatin product available in the market thereby affecting the rate of end customer price movement. Hospira’s total chargeback accrual at December 31, 2009 was $177.0 million and $206.8 million at March 31, 2010. During the quarter ended March 31, 2010, Hospira accrued chargebacks of $266.1 million related to current period sales, paid $208.7 million and released $27.6 million which was a portion of the accrual relating to prior year oxaliplatin product sales as the expected rate of price movement was significantly less than typically experienced in prior generic product launches. A five percent variance in the end customer contract prices for generic oxaliplatin sales subject to chargebacks at March 31, 2010 could increase or decrease net sales and income before income taxes by approximately $4.0 million.

Note 2 — Acquisitions

On March 30, 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid Pharma”) for $381.0 million. The acquisition includes Orchid’s beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility at Irungattukottai, Chennai, as well as its generic injectable dosage-form product portfolio and pipeline. Approximately $12 million of primarily acquisition related pre-tax charges were recognized, primarily in Selling, general and administrative, during the first quarter of 2010. The results of Orchid Pharma’s operations are included in Hospira’s results for periods on and after March 30, 2010 and are not material to Hospira for the first quarter 2010, exclusive of the acquisition related charges.

Due to the acquisition completion date near the March 31, 2010 quarter-end, the allocation of the purchase price is preliminary, based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of March 30, 2010. The allocation of the purchase price for intangibles assets is pending finalization of the valuation for acquired intangibles assets and allocation of goodwill among reporting units.  The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. Hospira expects to finalize the preliminary allocation, as soon as possible, but no later than one year from the acquisition date. The preliminary allocation based on management’s best estimate is as follows:

(dollars in millions)
Current assets, net	$13.8
Property and equipment	87.6
Intangible assets	88.1
Goodwill	171.0
Deferred income taxes	7.2
Acquired in-process research and development (“IPR&D”)	13.3
Total allocation of purchase price	$381.0

The $88.1 million of acquired intangible assets includes developed product rights and customer relationships that will be amortized over their estimated useful lives (5 to 9 years, weighted average 8 years). The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Of the $171.0 million of goodwill, approximately $125.8 million was assigned to the Americas segment, $18.1 million was assigned to the EMEA segment, and approximately $27.1 million was assigned to the APAC segment. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

On April 19, 2010, Hospira announced the execution of a definitive merger agreement to acquire Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for $2.20 per share in cash or approximately $145 million. Hospira and Javelin Pharma also entered into a loan facility providing operation-financing support to Javelin Pharma of up to $4.5 million until the acquisition is completed, approximately $8.3 million for Javelin Pharma’s repayment of the principal and accrued interest incurred under a similar financing arrangement with a another party and $4.4 million for Javelin Pharma’s payment of a termination fee and certain stipulated expenses in connection with Javelin Pharma’s termination of its merger agreement with another party. The merger agreement and the tender offer were approved by the Boards of Directors of both companies and the Board of Directors of Javelin Pharma has recommended that Javelin Pharma’s stockholders tender their shares to Hospira pursuant to the tender offer. Hospira’s obligation to consummate the tender offer is conditioned upon the tender of at least a majority of the fully diluted Javelin Pharma shares in the offer and the satisfaction of other customary closing conditions. While Hospira has taken actions and incurred costs associated with the pending transaction that are reflected in Hospira’s financial statements, the pending acquisition of Javelin Pharma will not be reflected in the financial statements until the closing of the transaction. The transaction is expected to be completed in 2010.

Note 3 — Restructuring Actions and Asset Impairments

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, other asset charges, exit costs and gain on disposal of assets.

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which will occur over the next two years from the date of the announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organizational structure. Hospira expects to incur aggregate restructuring costs and other asset charges related to these actions in the range of $100 million to $110 million on a pre-tax basis. During the three months ended March 31, 2010 and 2009, Hospira incurred, primarily in the Americas segment, pre-tax Restructuring charges of $2.8 million and $4.7 million, respectively. Hospira has, in aggregate to date, incurred restructuring charges related to these actions in the U.S., Canada, and Latin America (“Americas”), Europe Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) segments pre-tax restructuring costs of $24.6 million, $2.1 million and $3.4 million, respectively. Inventory charges were not material during the three months ended March 31, 2010 and are $16.1 million and $4.6 million, in aggregate to date, related to the Americas and EMEA segments, respectively.

In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany which primarily performed contract manufacturing in the EMEA segment for $69.3 million, comprised of cash proceeds of $62.6 million and an additional $6.7 million due in twelve months from the close of the transaction. Hospira recognized a gain of $11.4 million included in Restructuring, impairments and (gain) on disposition of assets, net.

The following summarizes the Project Fuel restructuring activity for 2010:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2009	Incurred	Payments	Items	March 31, 2010
Employee-related benefit costs	$9.1	$2.5	$(6.2)	$—	$5.4
Accelerated depreciation	—	0.3	—	(0.3)	—
Other	3.9	—	(0.3)	(0.2)	3.4
	$13.0	$2.8	$(6.5)	$(0.5)	$8.8

Facilities Optimization

2008 Actions.  In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years from the date of announcement. Hospira expects to incur aggregate restructuring charges through 2011 related to this action in the range of $20 million to $24 million on a pre-tax basis. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira has incurred $21.4 million, pre-tax, to date for restructuring charges in the Americas segment, primarily employee related, associated with this action. During the three months ended March 31, 2010 and 2009, Hospira incurred in the Americas segment pre-tax restructuring costs of $1.0 million and $3.0 million, respectively.

The following summarizes the Facilities Optimization (Morgan Hill, California) restructuring activity for 2010:

	Balance at	Costs		Non cash	Balance at
(dollars in millions)	December 31, 2009	Incurred	Payments	Items	March 31, 2010
Employee-related benefit costs	$13.9	$0.7	$(2.2)	$(1.5)	$10.9
Accelerated depreciation	—	0.3	—	(0.3)	—
Other	0.5	—	—	(0.5)	—
	$14.4	$1.0	$(2.2)	$(2.3)	$10.9

Note 4 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. Hospira has numerous collaborative arrangements none of which individually or in the aggregate have had material changes or activity during the three months ended March 31, 2010. For a more detailed description of Hospira’s collaborative arrangements see Note 5 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 5 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	March 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap contracts	$9.1	$—	$9.1	$—
Available-for-sale marketable equity securities	11.0	11.0	—	—
Foreign currency forward exchange contracts	5.9	—	5.9	—

Financial Liabilities:
Foreign currency forward exchange contracts	$2.3	$—	$2.3	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap contracts	$2.5	$—	$2.5	$—
Available-for-sale marketable equity securities	12.7	12.7	—	—
Foreign currency forward exchange contracts	5.4	—	5.4	—

Financial Liabilities:
Foreign currency forward exchange contracts	$1.4	$—	$1.4	$—

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

The carrying values of certain financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	March 31, 2010		December 31, 2009
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,842.7	$1,700.0	$1,838.4

Note 6 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange rates and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives see Note 7 to Hospira’s consolidated financial statements included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Condensed Consolidated Balance Sheet Presentation	March 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$5.9	$5.4
	Other accrued liabilities	2.3	1.4

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	2.7	0.6
	Other assets	6.4	1.9

The impact on earnings from derivatives activity was as follows for the three months ended March 31:

(dollars in millions)	Presentation of Gain Recognized on Derivatives	2010	2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other income, net	$6.3	$5.9

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	2.6	—

Note 7 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $17.3 million and $13.1 million was recognized for the three months ended March 31, 2010 and 2009, respectively. The related income tax benefit recognized was $5.8 million and $4.6 million, respectively.

In February 2010, 1.9 million options were granted to certain employees for the 2010 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term.

For 2010, the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises. For 2009, the expected life assumption of the options is based on the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three months ended March 31, are as follows:

	2010	2009
Volatility	30.2%	30.2%
Expected life (years)	4.7	4.5
Risk-free interest rate	2.1%	1.8%
Dividend yield	0.0%	0.0%
Fair value per stock option	$14.59	$6.30

In February 2010, 228,292 performance share awards were granted to key members of management. The performance share awards vest at the end of the three-year performance cycle. The 2010 performance share award is based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the performance cycle the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average fair value using the Monte Carlo simulation model, and the corresponding weighted average assumptions for the performance share award grants are as follows:

	2010	2009
Volatility	36.2%	37.2%
Risk-free interest rate	1.4%	1.2%
Dividend yield	0.0%	0.0%
Fair value per performance share	$69.43	$24.98

As of March 31, 2010, there was $71.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.

Note 8 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three months ended March 31, is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2010	2009	2010	2009
Service cost for benefits earned during the period	$0.2	$0.3	$—	$—
Interest cost on projected benefit obligations	6.3	6.5	0.8	0.8
Expected return on plans’ assets	(7.4)	(7.0)	—	—
Net amortization	1.6	0.9	0.2	0.2
Net cost	$0.7	$0.7	$1.0	$1.0

Based on current Federal laws and regulations, Hospira is not required to make any contributions to its U.S. pension plans in 2010. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deems it is prudent to do so.

The Acts related to healthcare reform eliminated the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives Medicare Part D subsidies. The impact was not material for the three months ended March 31, 2010. Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical plans, but does not anticipate a significant impact to Hospira.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended March 31, 2010 and 2009 were $8.4 million and $9.4 million, respectively.

Note 9 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions. For the three months ended March 31, 2010, the effective tax rate was impacted by the expiration of certain favorable U.S. business tax provisions, partially offset by the tax impact of the gain on the disposal of a facility in Wasserburg, Germany.

Hospira remains open to tax examination for post-May 1, 2004 periods in the major tax-paying jurisdictions of Australia, Ireland, and Italy, for years 2005 forward in Canada, for years 2006 forward for the U.S., and for years 2007 forward for the United Kingdom.

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

(shares in millions)	2010	2009
Weighted average basic common shares outstanding	164.1	159.5
Incremental shares outstanding related to stock-based awards	5.2	1.1
Weighted average dilutive common shares outstanding	169.3	160.6

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 1.0 million and 12.1 million for the three months ended March 31, 2010 and 2009, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 11 — Inventories

Inventories consist of the following:

	March 31,	December 31,
(dollars in millions)	2010	2009
Finished products	$389.0	$405.3
Work in process	167.3	143.9
Materials	217.4	206.2
Total inventories	$773.7	$755.4

Note 12 — Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2010	2009
Property and equipment, at cost	$2,565.9	$2,465.2
Accumulated depreciation	(1,332.3)	(1,317.4)
Total property and equipment, net	$1,233.6	$1,147.8

Note 13 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

	Balance at			Currency	Balance at
(dollars in millions)	December 31, 2009	Acquisitions	Amortization	Translation Effect	March 31, 2010
Goodwill	$1,243.4	$171.0	$—	$(6.8)	$1,407.6
Intangible assets, net	406.5	121.2	(21.5)	1.6	507.8

See Note 2 for more information related to acquisitions. Hospira also acquired other intangible assets, primarily product rights for a cardiovascular product marketed in Japan, during the three months ended March 31, 2010.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Intangible asset amortization expense was $21.5 million and $14.7 million for the three months ended March 31, 2010 and 2009, respectively. Intangible asset amortization is estimated at $56 million for the remainder of 2010, $74 million for 2011, $63 million for 2012, $61 million for 2013, and $60 million for 2014.

Additionally, intangible assets, net consist of the following:

	March 31, 2010			December 31, 2009
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights and other	$626.7	$(179.8)	$446.9	$524.6	$(159.0)	$365.6
Customer relationships	31.2	(7.6)	23.6	27.6	(7.1)	20.5
IPR&D	13.3	—	13.3	—	—	—
Technology	31.6	(7.6)	24.0	26.7	(6.3)	20.4
	$702.8	$(195.0)	$507.8	$578.9	$(172.4)	$406.5

Note 14 — Short-term Borrowings and Long-term Debt

Hospira has a three-year $700.0 million unsecured revolving credit facility expiring in October 2012 in which no amounts are outstanding as of March 31, 2010.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2010, Hospira was in compliance with all applicable covenants.

Note 15 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003, and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division]/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” Hospira denies all material allegations asserted against it in the complaint. Trial of this matter has concluded. On April 22, 2010, the court issued a ruling in favor of Hospira and in favor of Abbott on all counts. In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

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

Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market the generic oncology drug oxaliplatin.  In the U.S., litigation is pending in the U.S. District Court for the District of New Jersey: Sanofi-Aventis, U.S., LLC, et al. v. Sandoz, Inc., et al. (D. N.J. 2007).  In the lawsuit, plaintiffs allege that various generic oxaliplatin products infringe one or more patents held by plaintiffs.  Hospira is currently marketing and selling its oxaliplatin products, and alleges that the single patent plaintiffs have asserted against Hospira is not valid and not infringed by Hospira’s product.  In June 2009, the District Court entered summary judgment of non-infringement in favor of Hospira.  Plaintiffs appealed that decision and, in September 2009, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s ruling.  Hospira has agreed to settle the U.S. litigation.  Pursuant to the settlement, Hospira expects to exit the U.S. market with its oxaliplatin products by June 30, 2010 and re-launch its products pursuant to a royalty-free license on August 9, 2012.  The settlement is subject to certain other terms and provisions.

Hospira and Abbott are defendants in a number of lawsuits brought by individual plaintiffs alleging that plaintiffs developed Post-arthroscopic Glenohumeral Chondrolysis (“PAGCL”) from the use of certain continuous infusion pain pumps to deliver local anesthetic into the intra-articular joint space following shoulder surgeries.  In each case, Hospira and/or Abbott is alleged, singularly or with other anesthetic medication defendants, to have provided the medication delivered by continuous infusion pain pumps manufactured by other (non-Hospira/non-Abbott) defendants.  The analgesic medications at issue include MarcaineTM (bupivacaine) and lidocaine.  As of March 31, 2010, there are a total of 100 cases, involving 142 plaintiffs, in which Hospira is a party. 53 cases are pending in federal court and 47 cases are pending in state court.  One case is being pursued as a class action lawsuit. Pursuant to its separation agreement with Abbott, Hospira is defending those lawsuits which relate to sales of products prior to Hospira’s spin-off from Abbott.  Hospira denies all material allegations asserted against it in the complaint.  Generally, plaintiffs seek compensatory damages and, in some cases, punitive damages and costs.

On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement.  The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (expires July 15, 2013) and 6,716,867 (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009).  The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz had filed an abbreviated new drug application (“ANDA”) with the FDA for a generic version of Hospira’s PrecedexTM (dexmedetomidine hydrochloride). Hospira seeks a judgment of infringement, injunctive relief and costs.

Hospira is subject to certain regulatory matters. Regulatory matters may lead to voluntary or involuntary product recalls, injunctions to halt manufacture and distribution of products, monetary sanctions and other restrictions on operations.

Hospira’s litigation exposures, including product liability claims and regulatory matters, are evaluated each reporting period. Hospira’s reserves, which are not significant at March 31, 2010 and December 31, 2009, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 16 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2010 and December 31, 2009, 173.3 million and 171.1 million common shares were issued and 165.6 million and 163.5 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock. Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira is considering repurchasing all or some of the remaining authorized amount of $100.2 million in 2010.

Note 17 — Comprehensive Income and Accumulated Other Comprehensive Loss, net of tax

Comprehensive income, net of taxes, for the three months ended March 31, consists of the following:

(dollars in millions)	2010	2009
Foreign currency translation adjustments, net of taxes of $0.0 million	$(8.6)	$(27.3)
Pension liability adjustments, net of taxes $(0.5) million and $(0.4) million, respectively	1.1	0.6
Unrealized losses on marketable equity securities, net of taxes $0.0 million	(1.7)	—
Reclassification of losses on terminated cash flow hedges, net of taxes $(0.1) million and $(0.2) million, respectively	0.2	0.3
Other comprehensive loss	(9.0)	(26.4)
Net Income	141.7	165.5
Comprehensive Income	$132.7	$139.1

Accumulated other comprehensive loss, net of taxes, consists of the following:

	March 31,	December 31,
(dollars in millions)	2010	2009
Cumulative foreign currency translation adjustments, net of taxes of $0.0 million	$62.8	$71.4
Cumulative retirement plans unrealized losses, net of taxes $63.9 million and $65.3 million, respectively	(104.3)	(105.4)
Cumulative unrealized gains on marketable equity securities, net of taxes of $0.0 million	4.7	6.4
Cumulative losses on terminated cash flow hedges, net of taxes $0.0 million and $0.1 million, respectively	—	(0.2)
Accumulated Other Comprehensive Loss	$(36.8)	$(27.8)

Note 18 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five operating segments: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated U.S., Canada, and Latin America within the America’s reportable segment. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, other pharmaceuticals, medication management systems and other devices. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through August 2009) and other device products.

Hospira’s underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other income, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended March 31:

	Net Sales		Income (loss) from Operations
(dollars in millions)	2010	2009	2010	2009

Americas	$815.8	$684.7	$246.7	$141.6
EMEA	122.5	121.2	13.2	4.2
APAC	69.3	53.8	(3.1)	2.7

Total reportable segments	$1,007.6	$859.7	256.8	148.5

Corporate functions			(31.9)	(20.7)
Stock-based compensation			(17.3)	(13.1)
Income from operations			207.6	114.7
Interest expense and other income, net			(21.7)	(26.6)

Income before income taxes			$185.9	$88.1

	Goodwill
	March 31,	December 31,
(dollars in millions)	2010	2009

Americas	$943.0	$817.2
EMEA	232.7	228.8
APAC	231.9	197.4

Total reportable segments	$1,407.6	$1,243.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Acquisitions

On March 30, 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid Pharma”) for $381.0 million. The acquisition includes Orchid’s beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility at Irungattukottai, Chennai, as well as its generic injectable dosage-form product portfolio and pipeline. Approximately $12 million of acquisition and integration related pre-tax charges were recognized, primarily in Selling, general and administrative, during the first quarter of 2010. The results of Orchid Pharma’s operations are included in Hospira’s results for periods on and after March 30, 2010 and are not material to Hospira for the first quarter 2010, exclusive of the acquisition and integration related charges. For further details, see Note 2 to the condensed consolidated financial statements included in Item 1.

On April 19, 2010, Hospira announced the execution of a definitive merger agreement to acquire Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for $2.20 per share in cash or approximately $145 million. Hospira and Javelin Pharma also entered into a loan facility providing operation-financing support to Javelin Pharma of up to $4.5 million until the acquisition is completed, approximately $8.3 million for Javelin Pharma’s repayment of the principal and accrued interest incurred under a similar financing arrangement with a another party and $4.4 million for Javelin Pharma’s payment of a termination fee and certain stipulated expenses in connection with Javelin Pharma’s termination of its merger agreement with another party. The merger agreement and the tender offer were approved by the Boards of Directors of both companies and the Board of Directors of Javelin Pharma has recommended that Javelin Pharma’s stockholders tender their shares to Hospira pursuant to the tender offer. Hospira’s obligation to consummate the tender offer is conditioned upon the tender of at least a majority of the fully diluted Javelin Pharma shares in the offer and the satisfaction of other customary closing conditions. While Hospira has taken actions and incurred costs associated with the pending transaction that are reflected in Hospira’s financial statements, the pending acquisition of Javelin Pharma will not be reflected in the financial statements until the closing of the transaction. The transaction is expected to be completed in 2010.

Governmental Regulation

Hospira’s operations and business activities are subject to extensive legal and regulatory requirements. The enactment of the “Patient Protection and Affordable Care Act” on March 23, 2010 and the “Health Care and Education Affordability Reconciliation Act of 2010” on March 30, 2010 (collectively the “Acts”) is expected to affect Hospira’s business. The Acts increase access to healthcare and establish a United States (“U.S.”) pathway for biogenerics. Hospira does not expect a significant impact to our business from the proprietary pharmaceutical fee or the closure of the “doughnut hole” components of the Acts. The medical device excise tax will not impact Hospira until 2013. As enacted, Hospira expects it to have an overall, after-tax impact of less than $0.10 per share annually. The Acts eliminated the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives Medicare Part D subsidies. The impact was not material for the three months ended March 31, 2010. Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical plans, but does not anticipate a significant impact to Hospira.

Cost-Reduction and Optimization Activities

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The costs related to these actions consist primarily of severance pay and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, other asset charges, exit costs and gain on disposal of assets.

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”) which will occur over the next two years from the date of announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira expects to incur aggregate charges related to these actions in the range of $140 million to $160 million on a pre-tax basis, of which approximately $100 million to $110 million are expected to be reported as restructuring costs and other asset charges. Hospira incurred aggregate pre-tax charges to date of $93.7 million with $50.8 reported as restructuring and other asset charges.

In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany which primarily performed contract manufacturing in the EMEA segment for $69.3 million, comprised of cash proceeds of $62.6 million and an additional $6.7 million due in twelve months from the close of the transaction. Hospira recognized a gain of $11.4 million included in Restructuring, impairments and (gain) on disposition of assets, net.

Facilities Optimization

2008 and 2006 Actions.  In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California, plant over the next two to three years from the date of announcement. Hospira expects to incur aggregate charges through 2011 related to these actions in the range of $29 million to $35 million on a pre-tax basis, of which approximately $20 million to $24 million are expected to be reported as restructuring changes. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira incurred aggregate pre-tax charges to date of $27.5 million, with $21.4 million reported as restructuring. In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio, Montreal, Canada, and North Chicago, Illinois, and completed these plans in 2007, 2008, and in March 2009, respectively.

Restructuring, impairment, optimization costs and gain on disposition of assets incurred for Project Fuel and Facilities Optimization collectively were reported in the condensed consolidated statements of income line items included in Item 1 as follows:

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Cost of products sold	$5.7	$7.0
Restructuring, impairment and (gain) on disposition of assets, net	(7.6)	9.4
Research and development	0.2	0.4
Selling, general and administrative	3.3	5.4
Total pre-tax Project Fuel and
Facilities Optimization charges	$1.6	$22.2

As Hospira continues to consider each Project Fuel and Facilities Optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors. For further details regarding the impact of these cost-reduction and optimization activities, see Note 3 to the condensed consolidated financial statements included in Item 1.

Certain Product and Regulatory Matters

In August 2009, Hospira received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) related to Hospira’s corrective action plans with respect to the failure of certain AC power cords manufactured by a third party. The affected power cords are used on certain infusion pumps and related products.  Hospira initiated a voluntary recall of the affected power cords in August 2009. The recall was limited to device power cords with a certain prong design that could crack and fail at/or inside the plug. Although Hospira had not received any reports of serious patient harm, Hospira had received customer reports of sparking or charring on the plug of these power cords. The FDA’s Warning Letter cited deficiencies regarding Hospira’s corrective action plans, and that Hospira failed to identify the actions needed to correct and prevent the recurrence of nonconforming product and other quality problems. Hospira has responded to the Warning Letter and is working closely with the FDA to conclude this matter. Hospira has initiated and completed a substantial portion of the field corrections and other remediation activities with respect to the recalled products for which the related costs had been reserved for during 2009.  It is possible that additional costs related to this recall may be required in future periods, based on modifications to the current remediation plans and changes in estimates as a result of ongoing dialogue with the FDA.

In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM pumps, a large volume infusion device, to new customers.  Hospira initiated this hold after it received an unexplained increase in customer complaints related to the failure of the SymbiqTM pump to alarm at the end of infusion therapy under certain use conditions.  Hospira cannot predict when it will lift this voluntary hold and is developing a comprehensive action plan to address this issue.

In April 2010, Hospira received a Warning Letter from the FDA in connection with the FDA’s inspection of Hospira’s pharmaceutical and device manufacturing facilities located in Rocky Mount, North Carolina and Clayton, North Carolina. In the letter, the FDA cites Current Good Manufacturing Practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The letter also asserts other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. The letter asserts that some of the deficiencies were repeat observations from a prior inspection conducted in April 2009, and include a similar violation cited in the August 2009 Warning Letter. Hospira will be undertaking a comprehensive review of its manufacturing operations to ensure compliance with applicable regulations. The letter does not restrict production or shipment of Hospira’s products from these facilities but Hospira is holding shipment of certain products pending its further investigation and discussions with the FDA. Hospira cannot predict when it will resume shipment of these products.  Hospira takes this matter seriously and intends to respond fully, and in a timely manner, to the FDA’s Warning Letter.

Hospira has recognized charges in Costs of goods sold for quality assessment and testing, materials, labor and freight to remediate the matters described above, which have not been significant to date to Hospira. These matters have impacted Hospira’s ability to market and sell certain products as noted above, which the impact has not been significant to date to Hospira.

Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to the SymbiqTM pump or included in both the Warning Letters. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Until the violations and other product matters are corrected, Hospira may be subject to additional regulatory action by the FDA, including the withholding of approval of new drug applications, seizure, injunction, and/or civil monetary penalties. Any such additional FDA actions, or further adverse developments related to the SymbiqTM pump could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA or customers will be satisfied with Hospira’s response and corrective actions.

Results of operations for the three months ended March 31, 2010 compared to March 31, 2009

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2010	2009	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Pharmaceuticals
Specialty Injectables	$483.9	$333.1	45.3%	43.1%
Other Pharma	125.4	137.8	(9.0)%	(9.4)%
	609.3	470.9	29.4%	27.8%
Devices
Medication Management Systems	126.4	121.4	4.1%	1.6%
Other Devices	80.1	92.4	(13.3)%	(14.7)%
	206.5	213.8	(3.4)%	(5.4)%
Total Americas	815.8	684.7	19.1%	17.4%

Europe, Middle East & Africa (“EMEA”)—
Pharmaceuticals
Specialty Injectables	69.9	57.6	21.4%	12.8%
Other Pharma	18.6	27.7	(32.9)%	(36.5)%
	88.5	85.3	3.8%	(3.2)%
Devices
Medication Management Systems	19.1	19.1	0.0%	(5.8)%
Other Devices	14.9	16.8	(11.3)%	(17.9)%
	34.0	35.9	(5.3)%	(11.4)%
Total EMEA	122.5	121.2	1.1%	(5.6)%

Asia Pacific (“APAC”)—
Pharmaceuticals
Specialty Injectables	57.6	39.0	47.7%	19.2%
Other Pharma	2.1	3.6	(41.7)%	(55.6)%
	59.7	42.6	40.1%	12.9%
Devices
Medication Management Systems	5.3	4.7	12.8%	0.0%
Other Devices	4.3	6.5	(33.8)%	(46.2)%
	9.6	11.2	(14.3)%	(26.8)%
Total APAC	69.3	53.8	28.8%	4.6%

Net Sales	$1,007.6	$859.7	17.2%	13.4%

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

(1)          The comparisons at constant currency rates reflect comparative local currency balances at prior periods’ foreign exchange rates. We have calculated these percentages by taking current period reported net sales less the respective prior period reported net sales, divided by the current period reported net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of our change in net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Net sales increased 17.2%, or 13.4% excluding the impact of changes in foreign exchange rates. Other Pharma net sales in all segments decreased due to the disposal of the contract manufacturing facilities in Salisbury, Australia in October 2009 and Wasserburg, Germany in February 2010. Other Devices net sales in all segments decreased due to the disposal of the critical care business in August 2009.  These disposals were part of Hospira’s commitment to dispose of certain non-strategic businesses and underlying assets as part of Project Fuel. The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 19.1%, or 17.4% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the continued strong performance of generic oxaliplatin in the U.S., increased volume for Hospira’s proprietary sedation drug, PrecedexTM, and other new product introductions during 2009. In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira expects to exit the U.S. market with its oxaliplatin products by June 30, 2010 and re-launch its products pursuant to a royalty-free license on August 9, 2012. The litigation has impacted the quantities and types of generic oxaliplatin product available in the market thereby affecting the rate of end customer price movements and contributed to the release of a portion of the accrual relating to prior year oxaliplatin product sales as the expected rate of price movement was significantly less than typically experienced in generic products launches. Net sales in Medication Management Systems were higher due to the TheraDoc acquisition which occurred in October 2009 and increased volumes primarily due to dedicated administration sets and higher Plum A+TM infusion pumps, offset by lower sales of SymbiqTM infusion pumps.

EMEA

Net sales in the EMEA segment increased 1.1%. Excluding the impact of changes in foreign exchange rates net sales decreased (5.6)%. Specialty Injectable Pharmaceuticals net sales were higher with continued growth of a biogeneric product, RetacritTM, as well as oncology and anti-infectives product introductions, offset by expected price decreases due to competition in certain existing oncology products.  Medication Management Systems net sales decreased due to lower volume of large volume infusion systems, partly offset by increased volumes in dedicated administration sets.

APAC

Net sales in the APAC segment increased 28.8%, or 4.6% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to higher volume in cardiovascular, oncology and anesthesia products.

Gross Profit (Net sales less Cost of product sold)

Three months ended March 31 (dollars in millions)	2010	2009	Percent change
Gross profit	$430.3	$319.6	34.6%
As a percent of net sales	42.7%	37.2%

Gross profit increased $110.7 million, or 34.6%, for the three months ended March 31, 2010, compared with the same period in 2009.

The gross profit increase is primarily the result of higher sales volume and favorable product mix including the impact of the U.S. oxaliplatin sales and higher sales of PrecedexTM. In addition, cost reductions associated with Project Fuel initiatives contributed to net manufacturing efficiency gains, partially offset by the impact of product warranty charges.

Restructuring, Impairment and (gain) on disposition of assets, net

Three months ended March 31 (dollars in millions)	2010	2009	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$(7.6)	$9.4	(180.9)%
As a percent of net sales	(0.8)%	1.1%

Restructuring, impairment and (gain) on disposition of assets, net were $(7.6) million gain for the three months ended March 31, 2010, compared with $9.4 million expense for the same period in 2009. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $3.8 million for the three months ended March 31, 2010.  The decrease is primarily due to lower severance and other employee benefits costs related to the Facilities Optimization as actions for the North Chicago, Illinois manufacturing plant were completed in March 2009.

Research and Development

Three months ended March 31 (dollars in millions)	2010	2009	Percent change
Research and development	$51.7	$50.0	3.4%
As a percent of net sales	5.1%	5.8%

Research and development expenses increased $1.7 million, or 3.4%, for the three months ended March 31, 2010, compared with the same period in 2009. The increase was primarily related to investments in various new product development programs, including biogenerics.

Selling, General and Administrative

Three months ended March 31 (dollars in millions)	2010	2009	Percent change
Selling, general and administrative	$178.6	$145.5	22.7%
As a percent of net sales	17.7%	16.9%

Selling, general and administrative expenses increased $33.1 million, or 22.7%, for the three months ended March 31, 2010, compared with the same period in 2009. The increase was primarily due to acquisition and integration charges associated with the Orchid Pharma acquisition, higher costs associated with Project Fuel initiatives, including related information technology optimization, sales and marketing support costs for new program launches, stock based compensation and the impact of changes in foreign exchange rates.

Interest Expense and Other Income, Net

Hospira incurred interest expense of $23.4 million for the three months ended March 31, 2010 and $26.9 million in the same period in 2009. The decrease was primarily due to lower average outstanding debt and the impact of interest rate swaps on fixed rate notes. Other income, net was $(1.7) million for the three months ended March 31, 2010 compared to $(0.3) million for the three months ended March 31, 2009.

Income Tax Expense

The effective tax rate was an expense of 23.8% for the three months ended March 31, 2010, compared to a benefit of 87.9% for the same period in 2009. During the three months ended March 31, 2010, certain favorable U.S. business tax provisions expired effective January 1, 2010. The U.S. Congress is currently considering legislation to provide a one-year, retroactive extension of these provisions. If these provisions had been reinstated during the three months ended March 31, 2010, the effective tax rate would have been an expense of 19.7%. Additionally, for the three months ended, the effective tax rate was impacted by a gain on the disposal of a facility in Wasserburg, Germany. During the three months ended March 31, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was completed and the years were effectively settled. The outcome of the IRS audit settlement resulted in a $91.9 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the three months ended March 31, 2009 was an expense of 16.4%.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, certain acquisitions, capital expenditures and repay debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, certain acquisitions, product development and investments in cost reduction and optimization activities for the foreseeable future.

Further, Hospira has reviewed its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and continues to indefinitely invest all earnings outside of the U.S of all foreign subsidiaries to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs.

In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock. Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira is considering repurchasing all or some of the remaining authorized amount of $100.2 million in 2010.

Summary of Cash Flows

	Three Months Ended March 31,
(dollars in millions)	2010	2009
Cash flow provided by (used in):
Operating activities	$(5.7)	$89.3
Investing activities	(367.7)	(43.9)
Financing activities	75.3	6.9

Cash flows from operating activities decreased in the three months ended March 31, 2010, compared with the same period in 2009. Net cash related to operating assets and liabilities decreased primarily due to the timing of payments of chargebacks related to sales of oxaliplatin and higher payments of employee related and other accrued liabilities, offset by net income adjusted for non-cash items of $230.5 million compared to $145.1 million in the prior period.

Cash flows used in investing activities increased during the three months ended March 31, 2010, primarily due to a cash payment of $381.0 for the acquisition of Orchid Pharma completed on March 30, 2010. Capital expenditures increased $6.8 million during 2010, compared with the same period in 2009, offset by proceeds of $62.6 million on the disposal of a facility in Wasserburg, Germany.

Cash flows provided by financing activities increased during the three months ended March 31, 2010, compared with the same period in 2009, primarily due to the proceeds from stock options exercised and related excess tax benefit.

Debt and Capital

During the three months ended March 31, 2010, Hospira’s credit rating remained at BBB+ by Standard & Poor’s Rating Services and Baa3 stable by Moody’s Investor Service.

Hospira has a three-year $700.0 million unsecured revolving credit facility expiring in October 2012 in which no amounts are outstanding as of March 31, 2010.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2010, Hospira was in compliance with all applicable covenants.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2009 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at March 31, 2010 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net asset balance of $3.6 million would decrease by $1.2 million.

The sensitivity analyses model recalculates the fair value of the foreign currency forward exchange contracts outstanding at March 31, 2010 by replacing the actual exchange rates at March 31, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregards the offsetting change in value of the underlying hedged transactions and balances.

As part of its risk management program, Hospira performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates associated with outstanding interest rates swap contracts. A 2.3 basis-point increase in interest rates (approximately 10% of Hospira’s interest rate) affecting Hospira’s interest rate swap contracts, would have an immaterial effect on the annual earnings over the term of the related instruments.

There have been no material changes to the information provided in Item 7A to Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in internal controls. During the first quarter of 2010, Hospira transitioned certain information technology processes off-shore under various outsourcing arrangements, which include information technology application and infrastructure processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 15 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.            Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-January 31, 2010	19,427	$51.07	—	$100,233,606
February 1-February 28, 2010	68,030	$50.93	—	$100,233,606
March 1-March 31, 2010	21,421	$54.56	—	$100,233,606
Total	108,878	$51.67	—	$100,233,606

(1)          These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options. For further details regarding employee stock options, see Note 7 to the condensed consolidated financial statements included in Part I Item 1. These shares include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan — 900 in January, 2,639 in February, and 950 in March.

(2)          In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of March 31, 2010, Hospira had purchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira is considering repurchasing all or some of the remaining authorized amount of $100.2 million in 2010.

Item 6.                    Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: April 27, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Summary of Terms of Employment for Named Executive Officers*

10.2

Amendment No. 1 to the Business Transfer Agreement, dated March 30, 2010, by and between Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited. (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K, filed on April 1, 2010, and incorporated herein by reference.)**

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

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 27, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.