Form 10-Q
period 2010-06-30
HOSPIRA INC
filed 2010-07-28
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 22, 2010, Registrant had outstanding 167,310,057 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$968.2	$956.9	$1,975.8	$1,816.6

Cost of products sold	599.0	610.7	1,176.3	1,150.8
Restructuring, impairment and (gain) on disposition of assets, net	2.6	55.9	(5.0)	65.3
Research and development	80.4	52.9	132.1	102.9
Selling, general and administrative	169.9	146.3	348.5	291.8
Total operating costs and expenses	851.9	865.8	1,651.9	1,610.8
Income From Operations	116.3	91.1	323.9	205.8

Interest expense	24.2	28.2	47.6	55.1
Other (income) expense, net	(0.8)	14.5	(2.5)	14.2
Income Before Income Taxes	92.9	48.4	278.8	136.5

Income tax expense (benefit)	9.4	22.9	53.6	(54.5)
Net Income	$83.5	$25.5	$225.2	$191.0

Earnings Per Common Share:
Basic	$0.50	$0.16	$1.36	$1.19
Diluted	$0.49	$0.16	$1.34	$1.18
Weighted Average Common Shares Outstanding:
Basic	165.8	160.5	165.0	160.0
Diluted	169.1	162.4	168.5	161.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2010	2009
Cash Flow From Operating Activities:
Net income	$225.2	$191.0
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	79.9	83.2
Amortization of intangible assets	40.2	30.7
Stock-based compensation expense	27.8	22.7
Deferred income tax and other tax adjustments	12.1	(98.3)
Impairment and other asset (benefits) charges	(5.9)	69.7
Gain on disposition of assets	(11.4)	—
Changes in assets and liabilities-
Trade receivables	(126.7)	(2.8)
Inventories	(41.9)	(6.3)
Prepaid expenses and other assets	(12.6)	(11.4)
Trade accounts payable	34.0	(32.8)
Other liabilities	(94.7)	(18.2)
Other, net	17.8	8.5
Net Cash Provided by Operating Activities	143.8	236.0
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(79.4)	(77.8)
Acquisitions, net of cash acquired, and payments for contingent consideration	(397.7)	(14.2)
Purchases of intangibles and other investments	(11.2)	(3.2)
Proceeds on disposition of assets	62.6	—
Net Cash Used in Investing Activities	(425.7)	(95.2)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	246.7
Repayment of long-term debt	—	(306.1)
Other borrowings, net	(3.5)	0.7
Excess tax benefit from stock-based compensation arrangements	16.3	0.2
Proceeds from stock options exercised	112.4	35.4
Net Cash Provided by (Used In) Financing Activities	125.2	(23.1)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	7.0
Net change in cash and cash equivalents	(162.7)	124.7
Cash and cash equivalents at beginning of period	946.0	483.8
Cash and cash equivalents at end of period	$783.3	$608.5

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$50.3	$54.8
Income taxes, net of refunds	$70.9	$18.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$783.3	$946.0
Trade receivables, less allowances of $9.1 in 2010 and $6.2 in 2009	613.0	498.1
Inventories	794.2	755.4
Deferred income taxes	171.2	185.9
Prepaid expenses	44.4	34.3
Other receivables	105.0	41.5
Assets held for sale	—	65.0
Total Current Assets	2,511.1	2,526.2
Property and equipment, net	1,211.5	1,147.8
Intangible assets, net	469.8	406.5
Goodwill	1,366.1	1,243.4
Deferred income taxes	56.2	54.5
Investments	50.5	49.3
Other assets	65.9	75.2
Total Assets	$5,731.1	$5,502.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$23.8	$23.6
Trade accounts payable	253.0	229.5
Salaries, wages and commissions	115.6	176.5
Other accrued liabilities	447.2	438.4
Liabilities related to assets held for sale	—	13.9
Total Current Liabilities	839.6	881.9
Long-term debt	1,717.4	1,707.3
Deferred income taxes	16.3	18.6
Post-retirement obligations and other long-term liabilities	277.2	271.4
Commitments and Contingencies
Total Shareholders’ Equity	2,880.6	2,623.7
Total Liabilities and Shareholders’ Equity	$5,731.1	$5,502.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Loss	Total
Balances at January 1, 2010	163.5	$1.7	$(299.8)	$1,409.5	$1,540.1	$(27.8)	$2,623.7
Net income	—	—	—	—	225.2	—	225.2
Other comprehensive loss	—	—	—	—	—	(133.0)	(133.0)
Changes in shareholders’ equity related to incentive stock programs	3.5	—	—	164.7	—	—	164.7
Balances at June 30, 2010	167.0	$1.7	$(299.8)	$1,574.2	$1,765.3	$(160.8)	$2,880.6

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

In July 2010, the FASB issued FASB ASU No. 2010-20, Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 requires new disclosures about financing receivables and related credit risk on a disaggregated basis, excluding short-term trade accounts receivables. The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010. Hospira is currently evaluating the potential impact of ASU No. 2010-20 on the financial statements.

In April 2010, the FASB issued FASB ASU No. 2010-17, Revenue Recognition (Topic 605), “Milestone Method of Revenue Recognition” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The guidance will be effective for financial statements issued for fiscal years beginning after June 15, 2010. Early adoption is permitted. Hospira is currently evaluating the potential impact of ASU No. 2010-17 on the financial statements.

Hospira adopted the provisions of the FASB ASU No. 2010-12, Income Taxes (Topic 740), “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“ASU No. 2010-12”). On March 30, 2010, the President of the United States (“U.S.”) signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. The Acts’ elimination of the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives a Medicare Part D drug subsidy was not material to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.  Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical plans, but does not anticipate a material impact to Hospira.

Hospira adopted the provisions of the FASB ASU No. 2010-09, Subsequent Events (Topic 855), “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for such transfers and in the reconciliation for Level 3 fair value measurements disclose separately information about purchases, sales, issuances and settlements. Hospira adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. Those disclosures will be effective for financial statements issued for fiscal years beginning after December 15, 2010. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Significant Accounting Policies - Revenue Recognition

Hospira’s accounting policy for revenue recognition is included in Note 1 — Summary of Significant Accounting Policies in the Hospira Annual Report on Form 10-K for the year ended December 31, 2009.

Arrangements with Certain Multiple Deliverables

Under the historical accounting principles, Hospira accounted for sales of drug delivery pumps (pumps) and server-based suite of software applications (software), inclusive of certain software related services, under multi-element arrangements as one unit of accounting. Hospira allocated revenue to this unit based on vendor-specific objective evidence. The new accounting principles, depending on the functionality of the software associated with the pump, generally require Hospira to account for sales of pumps and software as one or two units of accounting and allow multiple methods of determining the selling price for the purpose of allocating revenue.

Hospira allocates revenue to arrangements with multiple deliverables based on their relative selling prices. In such circumstances, Hospira applies a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when Hospira sells the deliverable separately and is the price actually charged by Hospira for that deliverable. Where VSOE and TPE are not available, Hospira’s process for determining ESP includes multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered in developing the ESPs for pumps, software and software related services include prices charged by Hospira for similar offerings, historical pricing practices, the market and nature of the deliverable and the relative ESP of certain deliverables compared to the total selling price of the arrangement.

For certain arrangements where the software is not essential to the functionality of the pump, Hospira has identified three primary deliverables. The first deliverable is the pump which is recognized as delivered, the second deliverable is the related sale of disposable products (sets) which are recognized as the products are delivered and the third deliverable is the software and software related services. Revenue recognition for the third deliverable is further described below in the Software section of this Note 1. The allocation of revenue for the first and second deliverable is based on VSOE and for the third deliverable is based on Hospira’s ESP.

For other arrangements where the software is essential to the functionality of the pump, Hospira has also identified three primary deliverables. The first deliverable is the pump and software essential to the functionality of the pump which is delivered and recognized at the time of installation. The second deliverable is the related sale of sets which are recognized as the products are delivered and the third deliverable is software related services. Revenue recognition for the third deliverable is further described below in the Software section of this Note 1. The allocation of revenue for the first deliverable is based on Hospira’s ESP. The allocation of revenue for the second deliverable is based on VSOE and for the third deliverable is based on Hospira’s ESP.

Software

Hospira accounts for the server-based suite of software applications not essential to the functionality of a pump and related maintenance and implementation services in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If Hospira cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, Hospira defers revenue until all elements are delivered and services have been performed. Perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed. Software subscription license and software maintenance revenue is recognized ratably over the applicable contract period.

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

Hospira’s generic oxaliplatin sales in the U.S. are subject to chargebacks and contributed to the increase in the chargeback accrual beginning in the third quarter of 2009. Generally, generic product launch sales have a higher degree of end customer price movement, often greater than 80% from the end customer price prior to generic introduction, as additional competitors enter the market. Further, the oxaliplatin litigation discussed in Note 15 has impacted the quantities and types of generic oxaliplatin product available in the market thereby affecting the rate of end customer price movement. The oxaliplatin sales contributed to Hospira’s total chargeback accrual at December 31, 2009 of $177.0 million and $146.2 million at June 30, 2010. During the six months ended June 30, 2010, Hospira accrued chargebacks of $544.8 million related to current period sales and paid $522.8 million. Hospira released $33.8 million and $19.0 million which was a portion of the chargeback accrual relating to prior year and first quarter 2010 oxaliplatin product sales, respectively, as the expected rate of price movement was less than estimated. A five percent decrease in the end customer contract prices for generic oxaliplatin sales subject to chargebacks at June 30, 2010 could decrease net sales and income before income taxes by approximately $4 million.

Note 2 — Acquisitions

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of approximately $161.7 million. The purchase price was comprised of approximately $145 million, in cash, paid on July 2, 2010 for the outstanding shares of Javelin Pharma and additional consideration provided to Javelin Pharma of $16.7 million in the quarter ended June 30, 2010 in connection with various pre-close operating costs and other liabilities incurred by Javelin Pharma. The acquisition will enable Hospira to take advantage of synergies between Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. Food and Drug Administration (“FDA”) approval, and Hospira’s PrecedexTM. Due to the timing of the acquisition, Hospira has not yet completed the initial purchase accounting for the business combination which will be finalized when the valuation is completed. A substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development (“IPR&D”) that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The impact of Javelin Pharma’s operations on Hospira in 2010 will depend on the various product development and commercialization efforts, and the corresponding regulatory outcomes in connection therewith. During the three months ended June 30, 2010, $0.9 million of acquisition related pre-tax charges were recognized in Selling, general and administrative.

On March 30, 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid Pharma”) for $381.0 million which was purchased by and operates under the name Hospira Healthcare India Private Limited (“Hospira India”), a wholly owned subsidiary of Hospira. The acquisition included a beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Primarily acquisition related pre-tax charges of $11.3 million were recognized, majority of which was in Selling, general and administrative, during the six months ended June 30, 2010.  The impact of this acquisition was not material to Hospira’s results of operations for the three and six months ended June 30, 2010, exclusive of the acquisition related charges.

During the second quarter of 2010, Hospira finalized the allocation of the purchase price for the acquisition by Hospira India based on the assets acquired and liabilities assumed at their respective fair values on the acquisition date of March 30, 2010. The allocation of the purchase price is as follows:

(dollars in millions)
Current assets, net	$13.3
Property and equipment	88.0
Intangible assets	88.1
Goodwill	171.1
Deferred income taxes	7.2
IPR&D	13.3
Total allocation of purchase price	$381.0

The $88.1 million of acquired intangible assets includes $83.4 million of developed product rights and $4.7 million of customer relationships that will be amortized over their estimated useful lives (5 to 9 years, weighted average 8 years). The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Of the $171.1 million of goodwill, $121.5 million was assigned to the Americas segment, $18.4 million was assigned to the EMEA segment, and $31.2 million was assigned to the APAC segment. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

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

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”), which will occur over the next two years from the date of the announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organizational structure. Hospira now expects to incur aggregate restructuring costs and other asset charges related to these actions in the range of $60 million to $70 million on a pre-tax basis, a reduction from the originally announced range of $100 million to $110 million, primarily related to reduced inventory write-offs and an expected decrease in employee-related benefit costs. These decreases are off-set by an increase in process optimization costs, non-restructuring and other asset charges, resulting in no change to the projected aggregate charges related to Project Fuel. Hospira has, in aggregate to date, incurred restructuring charges related to these actions in the U.S., Canada, and Latin America (“Americas”), Europe Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) segments of $25.9 million, $2.9 million and $3.5 million, respectively. During the three months ended June 30, 2010 and 2009, Hospira incurred, primarily in the Americas segment, pre-tax Restructuring charges of $2.2 million and $4.4 million, respectively. During the six months ended June 30, 2010 and 2009, Hospira incurred, primarily in the Americas segment, pre-tax Restructuring charges of $5.0 million and $9.1 million, respectively. During the three and six months ended June 30, 2010, Hospira released $3.3 million and $5.9 million, respectively, of the inventory reserve related to product portfolio optimization. Hospira has recognized inventory charges in Cost of products sold of $12.8 million and $4.6 million, in aggregate to date, related to the Americas and EMEA segments, respectively. Inventory charges of $1.7 million related to product portfolio optimization, primarily impacting the Americas segment, are included in Cost of products sold during the three and six months ended June 30, 2009.

The following summarizes the Project Fuel restructuring activity for 2010:

(dollars in millions)	Balance at December 31, 2009	Costs Incurred	Payments	Non cash Items	Balance at June 30, 2010
Employee-related benefit costs	$9.1	$4.5	$(10.0)	$—	$3.6
Accelerated depreciation	—	0.3	—	(0.3)	—
Other	3.9	0.2	(1.2)	(0.2)	2.7
	$13.0	$5.0	$(11.2)	$(0.5)	$6.3

In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany which primarily performed contract manufacturing in the EMEA segment for $69.3 million, comprised of cash proceeds of $62.6 million and an additional $6.7 million due in twelve months from the close of the transaction. Hospira recognized a gain of $11.4 million included in Restructuring, impairment and (gain) on disposition of assets, net.

Facilities Optimization

2008 Actions.  In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years from the date of announcement. Recent market opportunities for Hospira’s pumps may extend the exit date beyond the original announced time frame. Hospira expects to incur aggregate restructuring charges through 2011 related to this action in the range of $20 million to $24 million on a pre-tax basis. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira has incurred $21.8 million, pre-tax, to date for restructuring charges in the Americas segment, primarily employee related, associated with this action. During the three months ended June 30, 2010 and 2009, Hospira incurred in the Americas segment pre-tax restructuring costs of $0.4 million and $3.2 million, respectively. During the six months ended June 30, 2010 and 2009, Hospira incurred in the Americas segment pre-tax restructuring costs of $1.4 million and $6.2 million, respectively.

The following summarizes the Facilities Optimization (Morgan Hill, California) restructuring activity for 2010:

(dollars in millions)	Balance at December 31, 2009	Costs Incurred	Payments	Non cash Items	Balance at June 30, 2010
Employee-related benefit costs	$13.9	$0.7	$(4.3)	$(1.5)	$8.8
Accelerated depreciation	—	0.7	—	(0.7)	—
Other	0.5	—	—	(0.5)	—
	$14.4	$1.4	$(4.3)	$(2.7)	$8.8

Note 4 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. Hospira has numerous collaborative arrangements, none of which individually or in the aggregate have had material changes or activity during the six months ended June 30, 2010, except for as noted below. For a more detailed description of Hospira’s collaborative arrangements see Note 5 — Collaborative Arrangements in the Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

Hospira and DURECT Corporation entered into a collaborative agreement to develop, license, and market DURECT’s POSIDUR™ (SABER™-bupivacaine) a long-acting version of the anesthetic bupivacaine currently in Phase III clinical trials. Hospira will co-develop the drug and has exclusive marketing rights in the U.S. and Canada following regulatory approval. For the U.S. and Canada, the two companies will equally fund the remaining development costs, while Hospira will have sole funding responsibility for commercialization of the product. During the three months ended June 30, 2010, Hospira recorded a charge of $27.5 million in Research and development related to an initial milestone payment. Hospira may be required to pay approximately $5 million for a pre-regulatory approval milestone, approximately $30 million upon reaching regulatory approval and up to approximately $150 million in milestones tied to achievement of certain levels of commercial sales. Hospira will also make royalty payments based upon commercial sales.

Note 5 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	June 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available-for-sale marketable equity securities	$11.5	$11.5	$—	$—
Foreign currency forward exchange contracts	0.8	—	0.8	—

Financial Liabilities:
Foreign currency forward exchange contracts	$3.5	$—	$3.5	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap contracts	$2.5	$—	$2.5	$—
Available-for-sale marketable equity securities	12.7	12.7	—	—
Foreign currency forward exchange contracts	5.4	—	5.4	—

Financial Liabilities:
Foreign currency forward exchange contracts	$1.4	$—	$1.4	$—

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

The carrying values of certain financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	June 30, 2010		December 31, 2009
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,875.9	$1,700.0	$1,838.4

Note 6 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange rates and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives see Note 7 — Financial Instruments and Derivatives in the Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

In June 2010, Hospira terminated all existing interest rate swap contracts with a total notional amount of $300.0 million. For further details, see Note 14.

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Condensed Consolidated Balance Sheet Presentation	June 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$0.8	$5.4
	Other accrued liabilities	3.5	1.4

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	—	0.6
	Other assets	—	1.9

The impact on earnings from derivatives activity was as follows for the three and six months ended June 30:

	Presentation of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	on Derivatives	2010	2009	2010	2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other (income) expense, net	$(6.6)	$0.8	$(0.3)	$6.7

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	1.8	—	4.4	—

Note 7 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $10.5 million and $9.6 million was recognized for the three months ended June 30, 2010 and 2009, respectively. The related income tax benefit recognized was $3.6 million and $3.3 million for the three months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense of $27.8 million and $22.7 million was recognized for the six months ended June 30, 2010 and 2009, respectively. The related income tax benefit recognized was $9.4 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively.

In February 2010, 1.9 million options were granted to certain employees for the 2010 annual stock option grant. For the six months ended June 30, 2010, an additional 0.3 million options were granted. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term. For 2010, the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises. For 2009, the expected life assumption of the options is based on the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term.

The weighted average fair value using the Black-Scholes option-pricing model and the corresponding weighted average assumptions for stock option grants for the three and six months ended June 30, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility	30.2%	30.2%	30.2%	30.2%
Expected life (years)	2.8	4.0	4.6	4.5
Risk-free interest rate	1.3%	2.0%	2.1%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$11.31	$9.84	$14.40	$6.35

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

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the February 2010 and March 2009 performance share award grants are as follows:

	2010	2009
Volatility	36.2%	37.2%
Risk-free interest rate	1.4%	1.2%
Dividend yield	0.0%	0.0%
Fair value per performance share	$69.43	$24.98

As of June 30, 2010, there were $62.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.8 years.

Note 8 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three and six months ended June 30, is as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Service cost for benefits earned during the period	$0.3	$0.3	$0.5	$0.6
Interest cost on projected benefit obligations	6.3	6.5	12.6	13.0
Expected return on plans’ assets	(7.4)	(6.9)	(14.8)	(13.9)
Net amortization	1.6	0.9	3.2	1.8
Net cost	$0.8	$0.8	$1.5	$1.5

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Service cost for benefits earned during the period	$—	$0.1	$—	$0.1
Interest cost on projected benefit obligations	0.8	0.8	1.6	1.6
Net amortization	0.2	0.1	0.4	0.3
Net cost	$1.0	$1.0	$2.0	$2.0

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

The Acts related to healthcare reform eliminated the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives Medicare Part D subsidies, which was not material to Hospira. Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical and dental plans, but does not anticipate a material impact.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended June 30, 2010 and 2009 were $8.4 million and $8.9 million, respectively. For the six months ended June 30, 2010 and 2009, expenses were $16.8 million and $18.3 million, respectively.

Note 9 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Hospira remains open to tax examination for post-May 1, 2004 periods in the major tax-paying jurisdictions of Australia, Ireland, and Italy, for years 2005 forward in Canada, for years 2006 forward for the U.S., and for years 2007 forward for the United Kingdom. The U.S. federal tax returns for Hospira for 2006 and 2007 are currently under examination by the Internal Revenue Service (“IRS”). Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next six months. However, ultimate resolution of the IRS audit is dependent on a number of factors and procedures that cannot be predicted at this time. In addition, other tax jurisdictions are in various audit stages for certain Hospira subsidiaries and certain tax statutes are expected to close within the next 12 months. Accordingly, it is reasonably possible that a change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

Note 10 — Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2010	2009	2010	2009
Weighted average basic common shares outstanding	165.8	160.5	165.0	160.0
Incremental shares outstanding related to stock-based awards	3.3	1.9	3.5	1.5
Weighted average dilutive common shares outstanding	169.1	162.4	168.5	161.5

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.5 million and 0.7 million for the three and six months ended June 30, 2010, respectively, and 6.8 million and 9.7 million for the three and six months ended June 30, 2009, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 11 — Inventories

Inventories consist of the following:

	June 30,	December 31,
(dollars in millions)	2010	2009
Finished products	$379.8	$405.3
Work in process	184.8	143.9
Materials	229.6	206.2
Total inventories	$794.2	$755.4

Note 12 — Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2010	2009
Property and equipment, at cost	$2,555.2	$2,465.2
Accumulated depreciation	(1,343.7)	(1,317.4)
Total property and equipment, net	$1,211.5	$1,147.8

Note 13 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

	Balance at			Currency	Balance at
(dollars in millions)	December 31, 2009	Acquisitions	Amortization	Translation Effect	June 30, 2010
Goodwill	$1,243.4	$171.1	$—	$(48.4)	$1,366.1
Intangible assets, net	406.5	123.8	(40.2)	(20.3)	469.8

See Note 2 for more information related to acquisitions. Hospira also acquired other intangible assets, primarily product rights for a cardiovascular product marketed in Japan, during the first quarter of 2010.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite-lived intangibles, principally IPR&D are not amortized until completion, regulatory approval or discontinuation. Intangible asset amortization expense was $18.7 million and $16.0 million for the three months ended June 30, 2010 and 2009, respectively. Intangible asset amortization expense was $40.2 million and $30.7 million for the six months ended June 30, 2010 and 2009, respectively. Intangible asset amortization is estimated at $37.8 million for the remainder of 2010, $74.0 million for

2011, $63.4 million for 2012, $61.8 million for 2013, and $60.5 million for 2014.

Additionally, intangible assets, net consist of the following:

	June 30, 2010			December 31, 2009
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights and other	$597.2	$(186.6)	$410.6	$524.6	$(159.0)	$365.6
Customer relationships	30.6	(8.4)	22.2	27.6	(7.1)	20.5
IPR&D	13.0	—	13.0	—	—	—
Technology	32.9	(8.9)	24.0	26.7	(6.3)	20.4
	$673.7	$(203.9)	$469.8	$578.9	$(172.4)	$406.5

Note 14 — Short-term Borrowings and Long-term Debt

Hospira has a three-year $700.0 million unsecured revolving credit facility expiring in October 2012 in which no amounts are outstanding as of June 30, 2010.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2010, Hospira was in compliance with all applicable covenants.

In June 2010, Hospira terminated all existing interest rate swap contracts with a total notional amount of $300.0 million, which had effectively converted from fixed to variable rate debt $200.0 million of the $400.0 million, 5.90% fixed-rate senior unsecured notes due in June 2014 and $100.0 million of the $250.0 million, 6.40% fixed-rate senior unsecured notes due in May 2015. As a result of the swap terminations, Hospira received $15.4 million in cash, including accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts will be deferred and amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There were no penalties associated with the termination of the interest rate swap agreements.

Note 15 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories (“Abbott”).

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA.  Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003, and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division]/creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” Hospira denies all material allegations asserted against it in the complaint. Trial of this matter has concluded. On April 22, 2010, the court issued a ruling in favor of Hospira and Abbott on all counts. Plaintiffs have appealed that verdict. In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157 was filed in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleged that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. Hospira agreed to defend and indemnify Abbott in connection with this lawsuit, which involved a contract carried out by Abbott’s former Hospital Products Division. Abbott denied all material allegations in the complaint. Abbott brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. During the second quarter of 2010, the court issued rulings dismissing RTI’s fraud claim and claim for punitive damages; limiting the damages RTI would be permitted at trial; and entered judgment in favor of Abbott on a portion of its breach of contract claim for approximately $1.2 million plus attorneys’ fees. The lawsuit was settled in July 2010. Pursuant to the settlement, Hospira will waive its judgment against RTI and pay RTI $6 million in August 2010. In addition, Hospira has obtained an exclusive one year option to license another of RTI’s products, the Patient Safe® syringe, and for the option will pay RTI four quarterly payments of $2 million each commencing in October 2010. If Hospira exercises the option, any prospective quarterly payments will be credited toward royalties otherwise owed to RTI under the licensing agreement. Hospira recognized charges related to the payments discussed above during the three months ended June 30, 2010 in Selling, general and administrative.

Hospira was involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market the generic oncology drug oxaliplatin. The U.S., litigation was pending in the U.S. District Court for the District of New Jersey: Sanofi-Aventis, U.S., LLC, et al. v. Sandoz, Inc., et al. (D. N.J. 2007).  In the lawsuit, plaintiffs alleged that various generic oxaliplatin products infringed one or more patents held by plaintiffs.  Hospira alleged that the single patent plaintiffs have asserted against Hospira was not valid and not infringed by Hospira’s product.  In June 2009, the District Court entered summary judgment of non-infringement in favor of Hospira.  Plaintiffs appealed that decision and, in September 2009, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s ruling. In April 2010, Hospira settled the litigation. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and intends to re-launch its products pursuant to a royalty-free license on August 9, 2012.

Hospira and Abbott are defendants in a number of lawsuits brought by individual plaintiffs alleging that plaintiffs developed Post-arthroscopic Glenohumeral Chondrolysis (“PAGCL”) from the use of certain continuous infusion pain pumps to deliver local anesthetic into the intra-articular joint space following shoulder surgeries.  In each case, Hospira and/or Abbott is alleged, singularly or with other anesthetic medication defendants, to have provided the medication delivered by continuous infusion pain pumps manufactured by other (non-Hospira/non-Abbott) defendants. The analgesic medications at issue include MarcaineTM (bupivacaine) and lidocaine.  As of June 30, 2010, there are a total of 69 cases, involving 87 plaintiffs, in which Hospira is a party. 28 cases are pending in federal court and 41 cases are pending in state court.  One case is being pursued as a class action lawsuit. Pursuant to its separation agreement with Abbott, Hospira is defending those lawsuits which relate to sales of products prior to Hospira’s spin-off from Abbott.  Hospira denies all material allegations asserted against it in the complaint. Generally, plaintiffs seek compensatory damages and, in some cases, punitive damages and costs.

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

Hospira’s litigation exposures, including product liability claims and regulatory matters, are evaluated each reporting period. Hospira’s reserves, which are not significant at June 30, 2010 and December 31, 2009, except for the RTI settlement discussed above and are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 16 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2010 and December 31, 2009, 174.6 million and 171.1 million common shares were issued and 167.0 million and 163.5 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock. Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira is considering repurchasing all or some of the remaining authorized amount of $100.2 million.

Note 17 — Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss, net of tax

Comprehensive (loss) income, net of taxes, for the three and six months ended June 30, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Foreign currency translation adjustments, net of taxes of $0.0	$(125.7)	$174.8	$(134.3)	$147.5
Pension liability adjustments, net of taxes $(0.7) million and $(0.4) million for the three months ended June 30, 2010 and 2009, respectively, and $(1.2) million and $(0.8) million for the six months ended June 30, 2010 and 2009, respectively	1.2	0.9	2.3	1.5
Unrealized gains (losses) on marketable equity securities, net of taxes $0.0	0.4	0.2	(1.3)	0.2
Reclassification of other-than-temporary impairment charge included in net income	—	16.6	—	16.6
Reclassification of losses on terminated cash flow hedges, net of taxes $(0.1) million and $(0.1) million for the three months ended June 30, 2010 and 2009, respectively, and $(0.2) million and $(0.3) million for the six months ended June 30, 2010 and 2009, respectively	0.1	0.2	0.3	0.5
Other comprehensive (loss) income	(124.0)	192.7	(133.0)	166.3
Net Income	83.5	25.5	225.2	191.0
Comprehensive (Loss) Income	$(40.5)	$218.2	$92.2	$357.3

Accumulated other comprehensive loss, net of taxes, consists of the following:

	June 30,	December 31,
(dollars in millions)	2010	2009
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$(62.9)	$71.4
Cumulative retirement plans unrealized losses, net of taxes $63.2 million and $65.3 million, respectively	(103.1)	(105.4)
Cumulative unrealized gains on marketable equity securities, net of taxes of $0.0	5.1	6.4
Cumulative gains (losses) on terminated cash flow hedges, net of taxes $(0.1) million and $0.1 million, respectively	0.1	(0.2)
Accumulated Other Comprehensive Loss	$(160.8)	$(27.8)

Note 18 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the aggregation of the U.S., Canada and Latin America operating segments; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five operating segments: U.S., Canada, Latin America, EMEA and APAC. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, other pharmaceuticals, medication management systems and other devices. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing services. Medication Management Systems include infusion pumps, related software, services and administration sets. Other Devices include gravity administration sets, critical care products (through August 2009) and other device products.

Hospira’s underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other (income) expense, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

The table below presents information about Hospira’s reportable segments:

	Three Months Ended June 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2010	2009	2010	2009

Americas	$781.1	$751.7	$161.2	$123.2
EMEA	120.8	138.4	(5.4)	1.2
APAC	66.3	66.8	10.0	(2.8)

Total reportable segments	$968.2	$956.9	165.8	121.6

Corporate functions			(39.0)	(20.9)
Stock-based compensation			(10.5)	(9.6)
Income from operations			116.3	91.1
Interest expense and other (income) expense, net			(23.4)	(42.7)

Income before income taxes			$92.9	$48.4

	Six Months Ended June 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2010	2009	2010	2009

Americas	$1,596.9	$1,436.4	$407.9	$258.2
EMEA	243.3	259.6	7.8	11.3
APAC	135.6	120.6	6.9	0.4

Total reportable segments	$1,975.8	$1,816.6	422.6	269.9

Corporate functions			(70.9)	(41.4)
Stock-based compensation			(27.8)	(22.7)
Income from operations			323.9	205.8
Interest expense and other (income) expense, net			(45.1)	(69.3)

Income before income taxes			$278.8	$136.5

	Goodwill
	June 30,	December 31,
(dollars in millions)	2010	2009

Americas	$936.5	$817.2
EMEA	212.8	228.8
APAC	216.8	197.4

Total reportable segments	$1,366.1	$1,243.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report on Form 10-Q for the three month period ended March 31, 2010, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The ability to maintain group purchasing organization (“GPO”) contracts is an important factor for Hospira to generate sales. During the second quarter of 2010, Hospira renewed two five-year contracts with a GPO, Novation, for pharma and device products, taking effect in October 2010.

Acquisitions

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of approximately $161.7 million. The purchase price was comprised of approximately $145 million, in cash, paid on July 2, 2010 for the outstanding shares of Javelin Pharma and additional consideration provided to Javelin Pharma of $16.7 million in the quarter ended June 30, 2010 in connection with various pre-close operating costs and other liabilities incurred by Javelin Pharma. The impact of Javelin Pharma’s operations on Hospira in 2010 will depend on the various product development and commercialization efforts, and the corresponding regulatory outcomes in connection therewith.

On March 30, 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid Pharma”) for $381.0 million which was purchased by and operates under the name Hospira Healthcare India Private Limited (“Hospira India”), a wholly owned subsidiary of Hospira. The acquisition included a beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Approximately $11 million of primarily acquisition related pre-tax charges were recognized, majority of which was in Selling, general and administrative, during the six months ended June 30, 2010. The impact of this acquisition was not material to Hospira’s results of operations for the three and six months ended June 30, 2010, exclusive of the acquisition related charges. For further details, see Note 2 to the condensed consolidated financial statements included in Part I Item 1.

Governmental Regulation

Hospira’s operations and business activities are subject to extensive legal and regulatory requirements. The enactment of the “Patient Protection and Affordable Care Act” on March 23, 2010 and the “Health Care and Education Affordability Reconciliation Act of 2010” on March 30, 2010 (collectively the “Acts”) is expected to affect Hospira’s business. The Acts increase access to healthcare and establish a United States (“U.S.”) pathway for biogenerics. Hospira does not expect a material impact to our business from the proprietary pharmaceutical fee or the closure of the “doughnut hole” components of the Acts. The medical device excise tax will not impact Hospira until 2013. As enacted, Hospira expects the medical device excess tax to have an overall, after-tax impact of less than $0.10 per share annually. The Acts eliminated the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives Medicare Part D subsidies. The impact to Hospira was not material. Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical and dental plans, but does not anticipate a material impact to Hospira.

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

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”), which will occur over the next two years from the date of announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira now expects to incur aggregate charges related to these actions in the range of $140 million to $160 million on a pre-tax basis, of which approximately $60 million to $70 million are expected to be reported as restructuring costs and other asset charges. The range for restructuring costs and other asset charges was reduced from the originally announced range of $100 million to $110 million, primarily related to reduced inventory write-offs and an expected decrease in employee-related benefit costs. These decreases are off-set by an expected increase in process optimization costs resulting in no change to the aggregate charges related to Project Fuel. Hospira incurred aggregate pre-tax charges through June 30, 2010 of $104.8 million with $49.7 reported as restructuring costs and other asset charges.

In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany, which primarily performed contract manufacturing in the EMEA segment for $69.3 million, comprised of cash proceeds of $62.6 million and an additional $6.7 million due in twelve months from the close of the transaction. Hospira recognized a gain of $11.4 million included in Restructuring, impairment and (gain) on disposition of assets, net.

Facilities Optimization

2008 and 2006 Actions.  In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California, plant over the next two to three years from the date of announcement. Recent market opportunities for Hospira pumps’ may extend the exit date beyond the original announced time frame. Hospira expects to incur aggregate charges through 2011 related to these actions in the range of $29 million to $35 million on a pre-tax basis, of which approximately $20 million to $24 million are expected to be reported as restructuring charges. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira incurred aggregate pre-tax charges to date of $30.0 million, with $21.8 million reported as restructuring. In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio; Montreal, Canada; and North Chicago, Illinois, and completed these plans in 2007, 2008, and in March 2009, respectively.

Restructuring, impairment, optimization costs and gain on disposition of assets incurred for Project Fuel and Facilities Optimization collectively were reported in the condensed consolidated statements of income line items included in Part I Item 1 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009
Cost of products sold	$6.1	$5.2	$11.8	$12.2
Restructuring, impairment and (gain) on disposition of assets, net	2.6	55.9	(5.0)	65.3
Research and development	0.1	0.9	0.3	1.3
Selling, general and administrative	4.8	9.2	8.1	14.6
Total pre-tax Project Fuel and Facilities Optimization charges	$13.6	$71.2	$15.2	$93.4

As Hospira continues to consider each Project Fuel and Facilities Optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors. For further details regarding the impact of these cost-reduction and optimization activities, see Note 3 to the condensed consolidated financial statements included in Part I Item 1.

Certain Quality and Product Related Matters

In August 2009, Hospira received a Warning Letter from the U.S. Food and Drug Administration (“FDA”) related to Hospira’s corrective action plans with respect to the failure of certain AC power cords manufactured by a third party. The affected power cords are used on certain infusion pumps and related products.  Hospira initiated a voluntary recall of the affected power cords in August 2009. The recall was limited to device power cords with a certain prong design that could crack and fail at/or inside the plug. Although Hospira had not received any reports of serious patient harm, Hospira had received customer reports of sparking or charring on the plug of these power cords. The FDA’s Warning Letter cited deficiencies regarding Hospira’s initial corrective action plans, and that Hospira failed to identify the actions needed to correct and prevent the recurrence of nonconforming product and other quality problems. More specifically, Hospira’s initial corrective action plans included the gradual introduction of replacement power cords, but did not require the removal of the affected power cords from the market.

Hospira has responded to the August 2009 Warning Letter and is working closely with the FDA to conclude this matter. Hospira has initiated and completed a substantial portion of the field corrections and other remediation activities with respect to the recalled products, which involved exchanging the affected power cords with replacement power cords, for which the related costs had been reserved for during 2009. Hospira had recognized charges in 2009 in Cost of products sold for quality assessment and testing, materials, labor and freight to remediate this matter, which had not been significant to date to Hospira. It is possible that additional costs related to this recall may be required in future periods, based on modifications to the current remediation plans and changes in estimates as a result of the ongoing dialogue with the FDA.

In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM pumps, a large volume infusion device, to new customers. Hospira initiated this hold after it received an unexplained increase in customer complaints related to the failure of the SymbiqTM pump to alarm at the end of infusion therapy under certain use conditions.  In June 2010, Hospira notified customers on interim steps to be taken by customers to mitigate this issue and to avoid the use conditions that can lead to the failure of the SymbiqTM pump to alarm at the end of infusion therapy. Hospira has not asked customers to return or cease using their SymbiqTM pumps. The FDA has classified this voluntary action as a Class I recall and Hospira is working with the FDA to finalize a comprehensive action plan to address this issue.  Hospira cannot predict when it will lift this voluntary hold. Hospira has recognized charges in Cost of products sold for quality assessment and testing, materials, and labor to remediate this matter, which have not been significant to date to Hospira.

In April 2010, Hospira received a Warning Letter from the FDA in connection with the FDA’s inspection of Hospira’s pharmaceutical and device manufacturing facilities located in Rocky Mount, North Carolina and Clayton, North Carolina. In the Warning Letter, the FDA cites Current Good Manufacturing Practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserts other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. The Warning Letter asserts that some of the deficiencies were repeat observations from a prior inspection conducted in April 2009, and include a similar violation cited in the August 2009 Warning Letter related to the AC power cords. The FDA did not believe that Hospira had identified the root cause(s) of the problems and had adequately resolved them. The Warning Letter also questioned whether Hospira’s interim plans ensured the quality of products that were manufactured at the facilities while implementing the corrective actions and validation activities. Hospira has begun to undertake a comprehensive review of its manufacturing operations to ensure compliance with applicable regulations.

Hospira has responded to the April 2010 Warning Letter and is working closely with the FDA to conclude these matters. As part of Hospira’s response, Hospira took immediate actions to address the FDA’s concerns, including recalling the propofol and liposyn products manufactured at the Clayton facility and the fosphenytoin sodium injection products manufactured at the Rocky Mount facility. Hospira is also working with several third party experts to assist with the ongoing activities at both facilities. Hospira has implemented certain interim controls, including third party oversight, to ensure products manufactured at both facilities meet their specifications prior to release. The Warning Letter does not restrict production or shipment of Hospira’s products from these facilities but Hospira is holding shipment of certain products pending its further investigation and discussions with the FDA. Hospira is working to resume shipment of these products, but cannot predict when such shipments will commence.

During the three months ended June 30, 2010, Hospira recognized pre-tax charges, in Cost of products sold, of $25.8 million for third party oversight and consulting, and penalties for failure to supply product to certain customers under various contracts, all directly associated with Hospira’s response to the FDA’s Warning Letter received in April 2010. These costs include activities associated with the matters cited above for the Rocky Mount and Clayton facilities as well as Hospira’s assessment of the status of its quality operations on a holistic basis throughout its global manufacturing facilities. Hospira expects to incur an additional $10 million to $15 million per remaining quarter in 2010 related to these activities.

These quality matters have impacted, and may impact further, Hospira’s ability to market and sell certain products including SymbiqTM pumps and certain emulsion products primarily in the Americas segment. Additionally, these quality matters have resulted in, and may further result in, higher customer backlog orders and penalties for failure to supply products, which historically have not been material.

The FDA’s Warning Letters are publicly available on the FDA’s website. Hospira takes all of these matters seriously and intends to respond fully, and in a timely manner, to the FDA’s Warning Letters. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to the Symbiq TM pump or the matters included in the Warning Letters. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Until the violations and other product matters are corrected, Hospira may be subject to additional regulatory action by the FDA, including the withholding of approval of new drug applications, product seizure, injunction, and/or civil monetary penalties. Any such additional FDA actions, or further adverse developments related to the SymbiqTM pump, could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA or customers will be satisfied with Hospira’s response and corrective actions.

Results of operations for the three months ended June 30, 2010 compared to June 30, 2009

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended June 30,
	2010	2009	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Pharmaceuticals
Specialty Injectables	$453.0	$368.5	22.9%	21.6%
Other Pharma	122.9	139.4	(11.8)%	(12.3)%
	575.9	507.9	13.4%	12.3%
Devices
Medication Management Systems	120.4	152.2	(20.9)%	(21.9)%
Other Devices	84.8	91.6	(7.4)%	(8.8)%
	205.2	243.8	(15.8)%	(17.0)%
Total Americas	781.1	751.7	3.9%	2.8%

Europe, Middle East & Africa (“EMEA”)—
Pharmaceuticals
Specialty Injectables	67.3	68.1	(1.2)%	4.3%
Other Pharma	24.9	35.4	(29.7)%	(27.1)%
	92.2	103.5	(10.9)%	(6.5)%
Devices
Medication Management Systems	16.5	17.5	(5.7)%	0.6%
Other Devices	12.1	17.4	(30.5)%	(24.7)%
	28.6	34.9	(18.1)%	(12.0)%
Total EMEA	120.8	138.4	(12.7)%	(7.9)%

Asia Pacific (“APAC”)—
Pharmaceuticals
Specialty Injectables	54.1	53.0	2.1%	(7.9)%
Other Pharma	1.8	2.7	(33.3)%	(44.4)%
	55.9	55.7	0.4%	(9.7)%
Devices
Medication Management Systems	5.5	4.9	12.2%	4.1%
Other Devices	4.9	6.2	(21.0)%	(27.4)%
	10.4	11.1	(6.3)%	(13.5)%
Total APAC	66.3	66.8	(0.7)%	(10.3)%

Net Sales	$968.2	$956.9	1.2%	0.3%

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

(1)          The comparisons at constant currency rates reflect comparative local currency balances at prior period’s foreign exchange rates. We have calculated these percentages by taking current period reported net sales less the respective prior period reported net sales, divided by the prior period reported net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of our change in net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Net sales increased 1.2%, or 0.3% excluding the impact of changes in foreign exchange rates.

Net sales were impacted by various disposals of non-strategic businesses and underlying assets. These disposals were part of Hospira’s commitment to dispose of certain non-strategic businesses and underlying assets as part of Project Fuel and affected the Other Devices and Other Pharma product lines. Other Pharma net sales in all segments decreased due to the disposal of the contract manufacturing facilities in Salisbury, Australia in October 2009 and Wasserburg, Germany in February 2010. Other Devices net sales in all segments decreased due to the disposal of the critical care business in August 2009.

The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 3.9%, or 2.8% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the continued strong performance of oxaliplatin in the U.S., increased volume for Hospira’s proprietary sedation drug, PrecedexTM, and other new product introductions. The increase was offset by a decrease in volume of certain anti-infective products and a voluntary hold on shipments of certain emulsion products. In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin, see Note 15 to the condensed consolidated financial statements included in Part I Item 1. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and is expected to re-launch its products pursuant to a royalty-free license on August 9, 2012. The litigation has impacted the quantities and types of generic oxaliplatin product available in the market thereby affecting the rate of end customer price movements and contributed to the release of a portion of the chargeback accrual relating to prior period oxaliplatin product sales as the expected rate of price decrease was significantly less than estimated and typically experienced in generic products launches. Net sales in Medication Management Systems were lower driven by decreased volumes related to the voluntary hold on shipments of SymbiqTM pumps and decreased PlumTM pumps volumes related to temporary supply constraints.

EMEA

Net sales in the EMEA segment decreased (12.7)%, or (7.9)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales were higher with continued growth of a biogeneric product, Retacrit TM, as well as other oncology products, offset by price decreases due to competition in certain existing oncology products and anti-infective products.  Medication Management Systems net sales were essentially flat with increased volumes in ambulatory dedicated administration sets partly offset by decreased volume of large volume infusion systems.

APAC

Net sales in the APAC segment decreased (0.7)%, or (10.3)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased, primarily due to wholesaler buying patterns in the first half of the year. Medication Management Systems net sales increased due to higher volumes in dedicated administration sets.

Gross Profit (Net sales less Cost of product sold)

Three months ended June 30 (dollars in millions)	2010	2009	Percent change
Gross profit	$369.2	$346.2	6.6%
As a percent of net sales	38.1%	36.2%

Gross profit increased $23.0 million, or 6.6%, for the three months ended June 30, 2010, compared with the same period in 2009.

The gross profit increase was primarily the result of higher sales volume and favorable product mix including the impact of the U.S. oxaliplatin sales and continued higher sales of PrecedexTM. In addition, cost reductions associated with Project Fuel initiatives and the impact of foreign exchange contributed to the increase, partly offset by activities directly associated with the FDA’s Warning Letter received in April 2010 and voluntary shipment holds on certain products, as previously described, as well as penalties for failure to supply customers and increased warranty charges on these and other products.

Restructuring, Impairment and (gain) on disposition of assets, net

Three months ended June 30 (dollars in millions)	2010	2009	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$2.6	$55.9	(95.3)%
As a percent of net sales	0.3%	5.8%

Restructuring, impairment and (gain) on disposition of assets, net were $2.6 million for the three months ended June 30, 2010, and $55.9 million for the same period in 2009. Restructuring, primarily severance costs, incurred for the three months ended June 30, 2010 were related to Project Fuel initiatives and actions taken at the manufacturing plant in Morgan Hill, California. The restructuring and impairment charges incurred for the three months ended June 30, 2009 were primarily due to non-cash, pre-tax charges of $48.3 million related to the impairment of property and equipment, allocated goodwill and intangible assets associated with Project Fuel initiatives.

Research and Development

Three months ended June 30 (dollars in millions)	2010	2009	Percent change
Research and development	$80.4	$52.9	52.0%
As a percent of net sales	8.3%	5.5%

Research and development expenses increased $27.5 million, or 52.0%, for the three months ended June 30, 2010, compared with the same period in 2009. The increase is related to an initial milestone payment of $27.5 million related to an agreement with DURECT Corporation for research and development of an anesthetic product that has not yet reached regulatory approval.

Selling, General and Administrative

Three months ended June 30 (dollars in millions)	2010	2009	Percent change
Selling, general and administrative	$169.9	$146.3	16.1%
As a percent of net sales	17.5%	15.3%

Selling, general and administrative expenses increased $23.6 million, or 16.1%, for the three months ended June 30, 2010, compared with the same period in 2009. The increase was primarily due to higher legal costs, the RTI litigation settlement and related charges and higher costs associated with Project Fuel initiatives, including related information technology optimization.

Interest Expense and Other (Income) Expense, Net

Hospira incurred interest expense of $24.2 million for the three months ended June 30, 2010 and $28.2 million in the same period in 2009. The decrease was primarily due to lower average outstanding debt and the impact of variable interest rate swaps on fixed rate notes. Other (income) expense, net was $(0.8) million income for the three months ended June 30, 2010 compared to $14.5 million expense for the three months ended June 30, 2009, primarily due to an other-than-temporary impairment of marketable equity securities charge of $16.6 million.

Income Tax Expense

The effective tax rate decreased to 10.1% for the three months ended June 30, 2010, compared to 47.3% for the same period in 2009.  During the three months ended June 30, 2010, Hospira experienced an increase in deductible expenses in higher tax jurisdictions. During the three months ended June 30, 2009, the effective tax rate was unfavorably impacted by the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, impairment of non-deductible goodwill, as well as the impairment of certain marketable equity securities without the availability of a statutory tax benefit. Excluding these impairment-related tax treatments, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Results of operations for the six months ended June 30, 2010 compared to June 30, 2009

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2010	2009	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Pharmaceuticals
Specialty Injectables	$936.9	$701.6	33.5%	31.8%
Other Pharma	248.3	277.2	(10.4)%	(10.9)%
	1,185.2	978.8	21.1%	19.7%
Devices
Medication Management Systems	246.8	273.6	(9.8)%	(11.5)%
Other Devices	164.9	184.0	(10.4)%	(11.8)%
	411.7	457.6	(10.0)%	(11.6)%
Total Americas	1,596.9	1,436.4	11.2%	9.7%

EMEA—
Pharmaceuticals
Specialty Injectables	137.2	125.7	9.1%	8.3%
Other Pharma	43.5	63.1	(31.1)%	(31.4)%
	180.7	188.8	(4.3)%	(5.0)%
Devices
Medication Management Systems	35.6	36.6	(2.7)%	(2.5)%
Other Devices	27.0	34.2	(21.1)%	(21.3)%
	62.6	70.8	(11.6)%	(11.6)%
Total EMEA	243.3	259.6	(6.3)%	(6.8)%

APAC—
Pharmaceuticals
Specialty Injectables	111.7	92.0	21.4%	3.5%
Other Pharma	3.9	6.3	(38.1)%	(49.2)%
	115.6	98.3	17.6%	0.1%
Devices
Medication Management Systems	10.8	9.6	12.5%	2.1%
Other Devices	9.2	12.7	(27.6)%	(36.2)%
	20.0	22.3	(10.3)%	(19.7)%
Total APAC	135.6	120.6	12.4%	(3.6)%

Net Sales	$1,975.8	$1,816.6	8.8%	6.5%

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

(1)    The comparisons at constant currency rates reflect comparative local currency balances at prior period’s foreign exchange rates. We have calculated these percentages by taking current period reported net sales less the respective prior period reported net sales, divided by the prior period reported net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of our change in net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Net sales increased 8.8%, or 6.5% excluding the impact of changes in foreign exchange rates.

Net sales were impacted by various disposals of non-strategic businesses and underlying assets. These disposals were part of Hospira’s commitment to dispose of certain non-strategic businesses and underlying assets as part of Project Fuel and affected the Other Devices and Other Pharma product lines. Other Pharma net sales in all segments decreased due to the disposal of the contract manufacturing facilities in Salisbury, Australia in October 2009 and Wasserburg, Germany in February 2010. Other Devices net sales in all segments decreased due to the disposal of the critical care business in August 2009.

The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 11.2%, or 9.7% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the continued strong performance of generic oxaliplatin in the U.S., increased volume for Hospira’s proprietary sedation drug, PrecedexTM, and other new product introductions, offset by a decrease in volume of certain anti-infective products and a voluntary hold on shipments of certain emulsion products. Net sales in Medication Management Systems were lower driven by decreased volumes related to the voluntary hold on shipments of SymbiqTM pumps.

EMEA

Net sales in the EMEA segment decreased (6.3)%, or (6.8)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales were higher with continued growth of a biogeneric product, RetacritTM, as well as oncology and anti-infectives product introductions, offset by price decreases due to competition in certain existing oncology products. Medication Management Systems net sales decreased due to lower volume of large volume infusion systems partly offset by increased volumes in ambulatory dedicated administration sets.

APAC

Net sales in the APAC segment increased 12.4%. Excluding the impact of changes in foreign exchange rates net sales decreased (3.6)%. Specialty Injectable Pharmaceuticals net sales increased primarily due to volume in oncology and cardiovascular products. Medication Management Systems net sales increased due to higher volumes in dedicated administration sets.

Gross Profit (Net sales less Cost of product sold)

Six months ended June 30 (dollars in millions)	2010	2009	Percent change
Gross profit	$799.5	$665.8	20.1%
As a percent of net sales	40.5%	36.7%

Gross profit increased $133.7 million, or 20.1%, for the six months ended June 30, 2010, compared with the same period in 2009.

The gross profit increase was primarily the result of higher sales volume and favorable product mix including the impact of the U.S. oxaliplatin sales and continued higher sales of PrecedexTM. In addition, cost reductions associated with Project Fuel initiatives and the impact of foreign exchange contributed to the increase, partly offset by activities directly associated with the FDA’s Warning Letter received in April 2010 and voluntary shipment holds on certain products, as previously described, as well as penalties for failure to supply customers and increased warranty charges on these and other products.

Restructuring, Impairment and (gain) on disposition of asset, net

Six months ended June 30 (dollars in millions)	2010	2009	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$(5.0)	$65.3	(107.7)%
As a percent of net sales	(0.3)%	3.6%

Restructuring, impairment and (gain) on disposition of assets, net were $(5.0) million for the six months ended June 30, 2010, compared with $65.3 million expense for the same period in 2009. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany, and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $6.4 million for the six months ended June 30, 2010. The restructuring and impairment charges incurred for the six months ended June 30, 2009 were primarily due to non-cash, pre-tax charges of $48.3 million related to the impairment of property and equipment, allocated goodwill and intangible assets associated with Project Fuel initiatives.

Research and Development

Six months ended June 30 (dollars in millions)	2010	2009	Percent change
Research and development	$132.1	$102.9	28.4%
As a percent of net sales	6.7%	5.7%

Research and development expenses increased $29.2 million, or 28.4%, for the six months ended June 30, 2010, compared with the same period in 2009. The increase was primarily related to an initial milestone payment of $27.5 million related to an agreement with DURECT Corporation for research and development of an anesthetic product that has not yet reached regulatory approval and investments in various new product development programs.

Selling, General and Administrative

Six months ended June 30 (dollars in millions)	2010	2009	Percent change
Selling, general and administrative	$348.5	$291.8	19.4%
As a percent of net sales	17.6%	16.1%

Selling, general and administrative expenses increased $56.7 million, or 19.4%, for the six months ended June 30, 2010, compared with the same period in 2009. The increase was primarily due to acquisition and integration charges associated with the Orchid Pharma acquisition and higher costs associated with Project Fuel initiatives, including related information technology optimization. Higher legal costs, the RTI litigation settlement and related charges and the impact of changes in foreign exchange rates also contributed to the increase.

Interest Expense and Other (Income) Expense, Net

Hospira incurred interest expense of $47.6 million for the six months ended June 30, 2010 and $55.1 million in the same period in 2009. The decrease was primarily due to lower average outstanding debt and the impact of variable interest rate swaps on fixed rate notes. Other (income) expense, net was $(2.5) million income for the six months ended June 30, 2010 compared to $14.2 million expense for the six months ended June 30, 2009, primarily due to an other-than-temporary impairment of marketable equity securities charge of $16.6 million.

Income Tax Expense (Benefit)

The effective tax rate was an expense of 19.2% for the six months ended June 30, 2010, compared to a benefit of 39.9% for the same period in 2009. During the six months ended June 30, 2010, a higher proportion of deductible expenses in higher tax jurisdictions resulted in a lower effective tax rate. During the six months ended June 30, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was completed and the years were effectively settled. Excluding the effect of the audit settlement discrete income tax benefit, the effective tax rate for the six months ended June 30, 2009 was an expense of 27.4%. The 2009 effective tax rate was higher due to the establishment of a valuation allowance on certain deferred tax assets associated with the impairment of certain non-strategic assets, impairment of non-deductible goodwill, as well as the impairment of certain marketable equity securities without the availability of a statutory tax benefit. Excluding both the impairment-related tax treatments and the audit settlement tax benefit, the operating effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S.

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

Further, Hospira has reviewed its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and continues to indefinitely invest all earnings outside of the U.S. of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property and equipment acquisition needs.

Hospira has incurred and may incur futher charges related to certain quality and product related matters that will require cash outflows in the future. These matters are further discussed under the section “Certain Quality and Product Related Matters” in Part I Item 2. Hospira currently believes current capital resources will be sufficient to fund charges associated therewith.

In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock. Hospira has repurchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authorization, all of which were purchased during 2006. Hospira is considering repurchasing all or some of the remaining authorized amount of $100.2 million.

Summary of Cash Flows

	Six Months Ended June 30,
(dollars in millions)	2010	2009
Cash flow provided by (used in):
Operating activities	$143.8	$236.0
Investing activities	(425.7)	(95.2)
Financing activities	125.2	(23.1)

Cash flows from operating activities decreased in the six months ended June 30, 2010, compared with the same period in 2009. Although net income increased compared to 2009, changes in operating assets and liabilities resulted in a decrease in cash flows of $161.1 million primarily due to the to timing of payments of chargebacks related to sales of oxaliplatin, increased inventory levels, and increased income tax and employee related payments.

Cash flows used in investing activities increased during the six months ended June 30, 2010, primarily due to payments of $397.7 million for acquisitions. Hospira received proceeds of $62.6 million on the disposal of a facility in Wasserburg, Germany in 2010.

Cash flows provided by financing activities increased primarily due to the proceeds from stock options exercised and related excess tax benefit received during the six months ended June 30, 2010, compared to the same period of 2009. In addition, in 2009 Hospira paid $300.0 million on the maturity of the notes due in June 2009 offset by the issuance of $250.0 million aggregate principal amount notes.

Debt and Capital

Hospira has a three-year $700.0 million unsecured revolving credit facility expiring in October 2012 in which no amounts are outstanding as of June 30, 2010.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2010, Hospira was in compliance with all applicable covenants.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009, except for approximately $145 million for the acquisition of Javelin Pharma on July 2, 2010.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 – Summary of Significant Accounting Policies to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2009 Form 10-K.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs a sensitivity analysis of changes in the fair value of foreign currency forward exchange contracts outstanding at June 30, 2010 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies, the net liability balance of $(2.7) million would increase by $(0.8) million.

The sensitivity analysis model recalculates the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2010 by replacing the actual exchange rates at June 30, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

In June 2010, Hospira terminated all existing interest rate swap contracts with a total notional amount of $300.0 million. For further details, see Note 14 to the condensed consolidated financial statements included in Part I Item 1.

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

Changes in internal controls. During the second quarter of 2010, Hospira continued to transition certain information technology processes off-shore under various outsourcing arrangements, which include information technology application and infrastructure processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

The disclosure contained in Note 15 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K, except for the following:

Proposed recent changes in FDA regulations or actions related to infusion pumps and medical devices may lead to increased costs and delays, which could negatively impact Hospira’s business.

In April  2010, the FDA issued a draft guidance document entitled “Total Product Life Cycle: Infusion Pump-Premarket Notification [510(k)] Submissions.” Through this new draft guidance, the FDA is moving to establish additional pre-market requirements for infusion pumps. The proposed guidance is subject to further revision by the FDA, but the FDA’s expectation is that the guidelines should be followed in the interim. At the same time, the FDA is also enhancing its pre-market requirements for medical devices generally. Although Hospira cannot predict with certainty the future impact of these initiatives, it appears that the process for obtaining regulatory approvals to market infusion pumps and medical devices will become more costly and time consuming. In addition, the new requirements could result in longer delays for the approval of new products as well as remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-April 30, 2010	83,857	$55.61	—	$100,233,606
May 1-May 31, 2010	25,099	$51.43	—	$100,233,606
June 1-June 30, 2010	6,031	$56.06	—	$100,233,606
Total	114,987	$54.72	—	$100,233,606

(1)                            These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options. For further details regarding employee stock options, see Note 7 to the condensed consolidated financial statements included in Part I Item 1. These shares include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan — 1,500 in April, 1,700 in May, and 1,000 in June.

(2)                            In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of June 30, 2010, Hospira had purchased 7.6 million shares for $299.8 million in the aggregate under the 2006 board authority, all of which were purchased during 2006. Hospira is considering repurchasing all or some of the remaining authorized amount of $100.2 million.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: July 28, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Hospira, Inc. Non-Employee Directors’ Fee Plan, as amended.*

10.2	Hospira Corporate Offer Severance Plan, as amended.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 28, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*             Management compensatory plan or arrangement.