Form 10-Q
period 2010-09-30
HOSPIRA INC
filed 2010-10-26
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 21, 2010, Registrant had outstanding 167,077,857 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$949.3	$1,007.5	$2,925.1	$2,824.1

Cost of products sold	582.3	611.9	1,758.6	1,762.7
Restructuring, impairment and (gain) on disposition of assets, net	1.2	13.8	(3.8)	79.1
Research and development	65.2	57.9	197.3	160.8
Selling, general and administrative	158.9	162.4	507.4	454.2
Total operating costs and expenses	807.6	846.0	2,459.5	2,456.8
Income From Operations	141.7	161.5	465.6	367.3

Interest expense	26.5	25.1	74.1	80.2
Other expense, net	34.6	0.1	32.1	14.3
Income Before Income Taxes	80.6	136.3	359.4	272.8

Income tax expense (benefit)	9.2	20.1	62.8	(34.4)
Net Income	$71.4	$116.2	$296.6	$307.2

Earnings Per Common Share:
Basic	$0.43	$0.72	$1.79	$1.92
Diluted	$0.42	$0.71	$1.75	$1.89
Weighted Average Common Shares Outstanding:
Basic	166.9	161.1	165.5	160.4
Diluted	170.0	163.7	169.3	162.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2010	2009
Cash Flow From Operating Activities:
Net income	$296.6	$307.2
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	119.1	126.4
Amortization of intangible assets	59.3	45.9
Loss on early debt extinguishment	36.8	—
Stock-based compensation expense	37.7	31.5
Gain on disposition of assets	(11.4)	—
Deferred income tax and other tax adjustments	(7.6)	(84.3)
Impairment and other asset (benefits) charges	(3.1)	83.4
Changes in assets and liabilities-
Trade receivables	(166.2)	10.9
Inventories	(147.9)	(17.7)
Prepaid expenses and other assets	(24.6)	2.6
Trade accounts payable	79.0	(34.2)
Other liabilities	(54.1)	90.6
Other, net	20.9	(21.1)
Net Cash Provided by Operating Activities	234.5	541.2
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(141.8)	(118.7)
Acquisitions, net of cash acquired, and payments for contingent consideration	(541.8)	(20.7)
Purchases of intangibles and other investments	(11.9)	(9.3)
Proceeds on disposition of assets	62.6	30.5
Net Cash Used in Investing Activities	(632.9)	(118.2)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	492.5	246.7
Repayment of long-term debt	—	(306.1)
Other borrowings, net	(0.3)	2.7
Common stock repurchased	(50.0)	—
Excess tax benefit from stock-based compensation arrangements	19.3	0.8
Proceeds from stock options exercised	133.7	59.3
Net Cash Provided by Financing Activities	595.2	3.4
Effect of exchange rate changes on cash and cash equivalents	6.7	10.4
Net change in cash and cash equivalents	203.5	436.8
Cash and cash equivalents at beginning of period	946.0	483.8
Cash and cash equivalents at end of period	$1,149.5	$920.6

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$80.8	$87.1
Income taxes, net of refunds	$63.7	$25.7
Non-cash financing activities-
Provision on the early debt extinguishment incurred but not paid	$36.8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$1,149.5	$946.0
Trade receivables, less allowances of $9.9 in 2010 and $6.2 in 2009	677.2	498.1
Inventories	914.8	755.4
Deferred income taxes	162.3	185.9
Prepaid expenses	48.1	34.3
Other receivables	92.8	41.5
Assets held for sale	—	65.0
Total Current Assets	3,044.7	2,526.2
Property and equipment, net	1,259.5	1,147.8
Intangible assets, net	620.2	406.5
Goodwill	1,447.0	1,243.4
Deferred income taxes	113.4	54.5
Investments	59.9	49.3
Other assets	68.6	75.2
Total Assets	$6,613.3	$5,502.9
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$528.8	$23.6
Trade accounts payable	309.2	229.5
Salaries, wages and commissions	138.5	176.5
Other accrued liabilities	480.6	438.4
Liabilities related to assets held for sale	—	13.9
Total Current Liabilities	1,457.1	881.9
Long-term debt	1,714.5	1,707.3
Deferred income taxes	16.4	18.6
Post-retirement obligations and other long-term liabilities	287.9	271.4
Commitments and Contingencies	—	—
Total Shareholders’ Equity	3,137.4	2,623.7
Total Liabilities and Shareholders’ Equity	$6,613.3	$5,502.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss) Income	Total
Balances at January 1, 2010	163.5	$1.7	$(299.8)	$1,409.5	$1,540.1	$(27.8)	$2,623.7
Net income	—	—	—	—	296.6	—	296.6
Other comprehensive income	—	—	—	—	—	60.9	60.9
Common stock repurchased	(0.7)	—	(50.0)	—	—	—	(50.0)
Changes in shareholders’ equity related to incentive stock programs	4.3	0.1	—	206.1	—	—	206.2
Balances at September 30, 2010	167.1	$1.8	$(349.8)	$1,615.6	$1,836.7	$33.1	$3,137.4

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”). ASU No. 2010-20 requires new disclosures about financing receivables and related credit risk on a disaggregated basis, excluding short-term trade accounts receivables. The disclosures will be effective for financial statements issued for fiscal years ending on or after December 15, 2010. Hospira is currently evaluating the potential impact of ASU No. 2010-20 on the financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition (Topic 605), “Milestone Method of Revenue Recognition” (“ASU No. 2010-17”). ASU No. 2010-17 establishes a revenue recognition method for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the milestone method is limited to research and development agreements and is applicable to milestones in multiple-deliverable arrangements involving research and development transactions. The guidance does not preclude the application of any other applicable revenue guidance. The new ASU permits prospective or retrospective adoption, and Hospira elected prospective adoption during the third quarter of 2010. Prospective adoption required Hospira to apply the new ASU to milestones achieved beginning January 1, 2010. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In March 2010, Hospira adopted the provisions of ASU No. 2010-12, Income Taxes (Topic 740), “Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts” (“ASU No. 2010-12”). On March 30, 2010, the President of the United States (“U.S.”) signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Act that was signed on March 23, 2010 (collectively, the “Acts”). ASU No. 2010-12 allows entities to consider the two Acts together for accounting purposes. The Acts’ elimination of the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives a Medicare Part D drug subsidy was not material to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.  Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical and dental plans, but does not anticipate a material impact to Hospira.

In February 2010, Hospira adopted the provisions of ASU No. 2010-09, Subsequent Events (Topic 855), “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

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

Arrangements with Certain Multiple Deliverables

Under the historical accounting principles, Hospira accounted for sales of drug delivery pumps (pumps) and server-based suite of software applications (software), inclusive of certain software related services, under multi-element arrangements as one unit of accounting. Hospira allocated revenue to this unit based on vendor-specific objective evidence (“VSOE”). The new accounting principles, depending on the functionality of the software associated with the pump, generally require Hospira to account for sales of pumps and software as one or two units of accounting and allow multiple methods of determining the selling price for the purpose of allocating revenue.

Hospira allocates revenue to arrangements with multiple deliverables based on their relative selling prices. In such circumstances, Hospira applies a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) VSOE of fair value, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when Hospira sells the deliverable separately and is the price actually charged by Hospira for that deliverable. Where VSOE and TPE are not available, Hospira’s process for determining ESP includes multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered in developing the ESP for pumps, software and software related services include prices charged by Hospira for similar offerings, historical pricing practices, the market and nature of the deliverable and the relative ESP of certain deliverables compared to the total selling price of the arrangement.

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

Chargebacks

Hospira’s accounting policy for revenue recognition including a description of chargebacks (estimated reimbursements to wholesalers for honoring contracted prices to end customers) is included in Note 1 — Summary of Significant Accounting Policies in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargeback may differ from estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Hospira launched generic oxaliplatin in the U.S. in August of 2009. In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin, see Note 17. Pursuant to the settlement, Hospira temporarily exited the U.S. market with its oxaliplatin products on June 30, 2010. These sales are subject to chargebacks and significantly contributed to the activity during the on-market period and thereafter as claims are processed.

The following table is an analysis of Hospira’s total chargeback accrual for all products, including oxaliplatin, for the nine months ended September 30, 2010.

(dollars in millions)
Balances at January 1, 2010	$177.0
Provisions	704.4
Payments and releases(1)	(756.6)
Balances at September 30, 2010	$124.8

(1) Hospira released $33.8 million and $26.6 million though September, 2010 for a portion of the chargeback accrual relating to 2009 and prior quarters’ in 2010 for oxaliplatin product sales, respectively, as the expected rate of price decrease was significantly less than estimated and typically experienced in generic product launches.

Note 2 — Acquisitions

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. The purchase price was comprised of $145.2 million, in cash, paid on July 2, 2010 for the outstanding shares of Javelin Pharma and additional consideration provided to Javelin Pharma of $16.7 million in the quarter ended June 30, 2010 in connection with various pre-close operating costs and other liabilities incurred by Javelin Pharma. The acquisition will enable Hospira to take advantage of synergies between Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. Food and Drug Administration (“FDA”) approval, and Hospira’s PrecedexTM. In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM and Hospira is working to respond to the letter. The impact of Javelin Pharma’s operations on Hospira in 2010 depends on the various product development and commercialization efforts, and the corresponding regulatory outcomes in connection therewith. During the nine months ended September 30, 2010, $5.8 million of acquisition related pre-tax charges were recognized in Selling, general and administrative.

The allocation of the purchase price is preliminary, based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of July 2, 2010. The allocation of the purchase price for intangible assets and acquired in-process research and development (“IPR&D”) is pending finalization of the valuation and allocation of goodwill among reporting units. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. Hospira expects to finalize the preliminary allocation as soon as possible. The preliminary allocation based on management’s best estimate is as follows:

(dollars in millions)
Intangible assets	$6.8
Goodwill	25.0
Deferred income taxes, net	13.4
IPR&D	121.5
Other liabilities, net	(4.8)
Total allocation of purchase price	$161.9

The $6.8 million of acquired intangible assets includes $5.3 million of developed product rights, $0.7 million of customer relationships and $0.8 million of trademarks that will be amortized over their estimated useful lives (10 years). The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. The majority of goodwill, $23.0 million, was assigned to the U.S., Canada, and Latin America (“Americas”). Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

On March 30, 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid Pharma”) for $381.0 million which was purchased by and operates under the name Hospira Healthcare India Private Limited (“Hospira India”), a wholly owned subsidiary of Hospira. The acquisition included a beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Primarily acquisition related pre-tax charges of $12.3 million were recognized, the majority of which was in Selling, general and administrative, during the nine months ended September 30, 2010. Excluding acquisition related pre-tax charges, the impact of this acquisition was not material to Hospira’s results of operations for the three and nine months ended September 30, 2010.

During the second quarter of 2010, Hospira finalized the allocation of the purchase price for the acquisition by Hospira India based on the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of March 30, 2010. The allocation of the purchase price is as follows:

(dollars in millions)
Current assets, net	$13.3
Property and equipment	88.0
Intangible assets	88.1
Goodwill	171.1
Deferred income taxes, net	7.2
IPR&D	13.3
Total allocation of purchase price	$381.0

The $88.1 million of acquired intangible assets includes $83.4 million of developed product rights and $4.7 million of customer relationships that will be amortized over their estimated useful lives (5 to 9 years, weighted average 8 years). The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Of the $171.1 million of goodwill, $121.5 million was assigned to the Americas, $18.4 million to the Europe Middle East and Africa (“EMEA”) and $31.2 million to the Asia Pacific (“APAC”). Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

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

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”), which will occur over the next two years from the date of the announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets, and streamlining the organizational structure. Hospira now expects to incur aggregate restructuring costs and other asset charges related to these actions in the range of $60 million to $70 million on a pre-tax basis, a reduction from the originally announced range of $100 million to $110 million, primarily related to reduced inventory write-offs and a decrease in employee-related benefit costs. These decreases are off-set by an increase in process optimization costs, non-restructuring and other asset charges, resulting in no change to the projected aggregate charges related to Project Fuel.

Hospira has, in aggregate to date, incurred restructuring charges related to these actions in the Americas, EMEA, and APAC of $26.3 million, $3.2 million and $3.4 million, respectively. During the three months ended September 30, 2010 and 2009, Hospira incurred, primarily in the Americas segment, pre-tax restructuring charges of $0.6 million and $5.7 million, respectively. During the nine months ended September 30, 2010 and 2009, Hospira incurred, primarily in the Americas segment, pre-tax restructuring charges of $5.6 million and $14.8 million, respectively.

Hospira has recognized inventory charges in Cost of products sold of $12.7 million, $6.9 million and $0.6 million, in aggregate to date, related to the Americas, EMEA and APAC segments, respectively. During the three months ended September 30, 2010 and 2009, Hospira recognized inventory charges related to the product portfolio optimization, primarily in the Americas segment, of $2.8 million and $7.8 million, respectively. During the nine months ended September 30, 2010 and 2009, Hospira released inventory reserves of $3.1 million and recognized inventory charges of $9.5 million, respectively, related to the product portfolio optimization, primarily in the Americas segment.

The following summarizes the Project Fuel restructuring activity for 2010:

	Balance at	Costs		Non-cash	Balance at
(dollars in millions)	December 31, 2009	Incurred	Payments	Items	September 30, 2010
Employee-related benefit costs	$9.1	$4.9	$(12.1)	$—	$1.9
Accelerated depreciation	—	0.3	—	(0.3)	—
Other	3.9	0.4	(1.5)	(0.2)	2.6
	$13.0	$5.6	$(13.6)	$(0.5)	$4.5

In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million, which primarily performed contract manufacturing in the EMEA segment.  This was comprised of cash proceeds of $62.6 million and an additional $6.7 million due in twelve months from the close of the transaction. Hospira recognized a gain of $11.4 million included in Restructuring, impairment and (gain) on disposition of assets, net.

Facilities Optimization

2008 Actions.  In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California plant over the next two to three years from the date of announcement. Hospira expected to incur aggregate restructuring charges through 2011 related to this action in the range of $20 million to $24 million on a pre-tax basis. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira has incurred $22.4 million, pre-tax, to date for restructuring charges in the Americas segment, primarily employee related, associated with this action. During the three and nine months ended September 30, 2010 and 2009, Hospira incurred in the Americas segment pre-tax restructuring costs of $0.6 million and $3.3 million, respectively, and $2.0 million and $9.5 million, respectively.

The following summarizes the Facilities Optimization (Morgan Hill, California) restructuring activity for 2010:

	Balance at	Costs		Non-cash	Balance at
(dollars in millions)	December 31, 2009	Incurred	Payments	Items	September 30, 2010
Employee-related benefit costs	$13.9	$0.9	$(6.1)	$(1.5)	$7.2
Accelerated depreciation	—	1.1	—	(1.1)	—
Other	0.5	—	—	(0.5)	—
	$14.4	$2.0	$(6.1)	$(3.1)	$7.2

Note 4 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. Hospira has numerous collaborative arrangements, none of which individually or in the aggregate have had material changes or activity during the nine months ended September 30, 2010, except for as noted below. For a more detailed description of Hospira’s collaborative arrangements see Note 5 — Collaborative Arrangements in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

Hospira and DURECT Corporation entered into a collaborative agreement to develop, license and market DURECT’s POSIDUR™ (SABER™-bupivacaine), a long-acting version of the anesthetic bupivacaine currently in Phase III clinical trials. Hospira will co-develop the drug and has exclusive marketing rights in the U.S. and Canada following regulatory approval. For the U.S. and Canada, the two companies will equally fund the remaining development costs, while Hospira will have sole funding responsibility for commercialization of the product. During June 2010, Hospira recognized a charge of $27.5 million in Research and development related to an initial milestone payment. Hospira may be required to pay approximately $5 million for a pre-regulatory approval milestone, approximately $30 million for a regulatory approval milestone and up to approximately $150 million in milestones tied to achievement of certain levels of commercial sales. Hospira will also make royalty payments based upon commercial sales.

Note 5 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	September 30, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Available-for-sale marketable equity securities	$17.0	$17.0	$—	$—
Foreign currency forward exchange contracts	8.3	—	8.3	—

Financial Liabilities:
Foreign currency forward exchange contracts	$3.8	$—	$3.8	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Interest rate swap contracts	$2.5	$—	$2.5	$—
Available-for-sale marketable equity securities	12.7	12.7	—	—
Foreign currency forward exchange contracts	5.4	—	5.4	—

Financial Liabilities:
Foreign currency forward exchange contracts	$1.4	$—	$1.4	$—

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

The carrying values of certain financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	September 30, 2010		December 31, 2009
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term senior unsecured notes	$1,700.0	$1,894.5	$1,700.0	$1,838.4
Short-term senior unsecured notes	500.0	529.2	—	—

Note  6 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange rates and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives see Note 7 — Financial Instruments and Derivatives in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009.

In June 2010, Hospira terminated all existing interest rate swap contracts with a total notional amount of $300.0 million. For further details, see Note 16.

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Condensed Consolidated Balance Sheet Presentation	September 30, 2010	December 31, 2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$8.3	$5.4
	Other accrued liabilities	3.8	1.4

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	$—	$0.6
	Other assets	—	1.9

The impact on earnings from derivatives activity was as follows for the three and nine months ended September 30:

	Presentation of Gain (Loss) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	on Derivatives	2010	2009	2010	2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense, net	$(12.1)	$(3.1)	$(12.4)	$3.6

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	$—	$1.3	$4.4	$1.3

Note 7 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $9.9 million and $8.8 million was recognized for the three months ended September 30, 2010 and 2009, respectively. The related income tax benefit recognized was $3.3 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively. Stock-based compensation expense of $37.7 million and $31.5 million was recognized for the nine months ended September 30, 2010 and 2009, respectively. The related income tax benefit recognized was $12.7 million and $11.0 million for the nine months ended September 30, 2010 and 2009, respectively.

In February 2010, 1.9 million options were granted to certain employees for the 2010 annual stock option grant. For the nine months ended September 30, 2010, an additional 0.4 million options were granted. These options were awarded at the fair market value at the time of grant, generally vest over three years, and have a seven-year term. For 2010, the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises. For 2009, the expected life assumption of the options was based on the “simplified” method, which is the midpoint between the vesting date and the end of the contractual term.

The weighted average fair value using the Black-Scholes option-pricing model and the corresponding weighted average assumptions for stock option grants for the three and nine months ended September 30, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility	30.2%	30.2%	30.2%	30.2%
Expected life (years)	3.4	3.5	4.6	4.5
Risk-free interest rate	0.8%	1.7%	2.0%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$12.02	$9.91	$14.29	$6.42

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

As of September 30, 2010, there were $56.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 1.6 years.

Note 8 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three and nine months ended September 30, is as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Service cost for benefits earned during the period	$0.2	$0.3	$0.7	$0.9
Interest cost on projected benefit obligations	6.4	6.5	19.0	19.5
Expected return on plans’ assets	(7.4)	(6.9)	(22.2)	(20.8)
Net amortization	1.6	0.9	4.8	2.7
Net cost	$0.8	$0.8	$2.3	$2.3

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Service cost for benefits earned during the period	$—	$—	$—	$0.1
Interest cost on projected benefit obligations	0.8	0.8	2.4	2.4
Net amortization	0.2	0.1	0.6	0.4
Net cost	$1.0	$0.9	$3.0	$2.9

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

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended September 30, 2010 and 2009 were $7.8 million and $8.3 million, respectively. For the nine months ended September 30, 2010 and 2009, expenses were $24.6 million and $26.6 million, respectively.

Note 9 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in several non-U.S. taxing jurisdictions.

Hospira remains open to tax examination for post-May 1, 2004 periods in the major tax-paying jurisdictions of Australia and Italy, for years 2005 forward in Canada, for years 2006 forward for the U.S., and for years 2007 forward for the United Kingdom. The U.S. federal tax returns for Hospira for 2006 and 2007 are currently under examination by the Internal Revenue Service (“IRS”). Hospira expects the audit fieldwork and the issuance of the initial IRS audit report to be completed within the next three months. However, ultimate resolution of the IRS audit is dependent on a number of factors and procedures that cannot be predicted at this time. In addition, other tax jurisdictions are in various audit stages for certain Hospira subsidiaries and certain tax statutes are expected to close within the next 12 months. Accordingly, it is reasonably possible that a significant change in unrecognized tax benefits will occur within the next 12 months; however, quantification of a range cannot be made at this time.

Note 10 — Earnings per Share

Basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the reporting period. Diluted earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2010	2009	2010	2009
Weighted average basic common shares outstanding	166.9	161.1	165.5	160.4
Incremental shares outstanding related to stock-based awards	3.1	2.6	3.8	1.9
Weighted average dilutive common shares outstanding	170.0	163.7	169.3	162.3

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.1 million and 0.2 million for the three and nine months ended September 30, 2010, respectively, and 3.2 million and 6.2 million for the three and nine months ended September 30, 2009, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

During the three months ended September 30, 2010, Hospira repurchased 725,058 shares of common stock, see Note 18 for further details.

Note 11— Post-Retirement Obligations and Other Long-Term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2010	2009
Pension liabilities and accrued post-retirement medical and dental costs	$163.3	$169.5
Unrecognized tax benefits, penalties and interest	86.2	73.6
All other	38.4	28.3
Total post-retirement obligations and other long-term liabilities	$287.9	$271.4

Note 12 — Other Expense, net

Other expense, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Interest Income	$(2.4)	$(1.9)	$(6.5)	$(5.4)
Foreign Exchange	(0.1)	0.7	0.7	1.0
Loss on early debt extinguishment(1)	36.8	—	36.8	—
All other expense(2)	0.3	1.3	1.1	18.7
Total other expense, net	$34.6	$0.1	$32.1	$14.3

(1) See Note 16 for details regarding loss on early debt extinguishment.

(2) Includes other-than-temporary impairment of marketable equity securities.

Note 13 — Inventories

Inventories consist of the following:

	September 30,	December 31,
(dollars in millions)	2010	2009
Finished products	$462.6	$405.3
Work in process	181.7	143.9
Materials	270.5	206.2
Total inventories	$914.8	$755.4

Note 14 — Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2010	2009
Property and equipment, at cost	$2,650.4	$2,465.2
Accumulated depreciation	(1,390.9)	(1,317.4)
Total property and equipment, net	$1,259.5	$1,147.8

Note 15 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

	Balance at			Currency	Balance at
(dollars in millions)	December 31, 2009	Acquisitions	Amortization	Translation Effect	September 30, 2010
Goodwill	$1,243.4	$196.1	$—	$7.5	$1,447.0
Intangible assets, net	406.5	253.5	(59.3)	19.5	620.2

See Note 2 for more information related to acquisitions. Hospira also acquired other intangible assets, primarily product rights for a cardiovascular product marketed in Japan, during the first quarter of 2010.

Goodwill is not amortized, but is tested for impairment at least annually on September 30 or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. As of the latest annual assessment as of September 30, 2010, no impairment was indicated.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 10 years). Indefinite-lived intangibles, principally IPR&D, are not amortized until completion, regulatory approval or discontinuation. Intangible asset amortization expense was $19.1 million and $15.2 million for the three months ended September 30, 2010 and 2009, respectively. Intangible asset amortization expense was $59.3 million and $45.9 million for the nine months ended September 30, 2010 and 2009, respectively. Intangible asset amortization is estimated at $19.3 million for the remainder of 2010, $74.7 million for 2011, $64.1 million for 2012, $62.4 million for 2013, and $61.2 million for 2014.

Additionally, intangible assets, net consist of the following:

	September 30, 2010			December 31, 2009
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights and other	$660.1	$(222.4)	$437.7	$524.6	$(159.0)	$365.6
Customer relationships	32.9	(10.0)	22.9	27.6	(7.1)	20.5
IPR&D	136.3	—	136.3	—	—	—
Technology	33.5	(10.2)	23.3	26.7	(6.3)	20.4
	$862.8	$(242.6)	$620.2	$578.9	$(172.4)	$406.5

Note 16 — Short-term Borrowings and Long-term Debt

On September 10, 2010, Hospira issued $500.0 million principal amount of 5.60% notes due on September 15, 2040 in a registered public offering. The net proceeds of the notes after deducting approximately $2.6 million of bond discounts and underwriting fees of $4.4 million plus cash on-hand were used to extinguish $500.0 million principal amount of 5.55% notes originally due March 2012 and accrued interest, which was paid in October 2010. The 5.55% notes were called on September 15, 2010 and Hospira incurred $36.8 million in costs associated with a provision for early extinguishment of the notes, which were paid in October 2010.

Hospira has a three-year $700.0 million unsecured revolving credit facility expiring in October 2012 of which no amounts are outstanding as of September 30, 2010.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2010, Hospira was in compliance with all applicable covenants.

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

Note 17 — Litigation

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

On August 12, 2005, Retractable Technologies, Inc. (“RTI”) filed a lawsuit against Abbott alleging breach of contract and fraud in connection with a National Marketing and Distribution Agreement (“Agreement”) between Abbott and RTI signed in May 2000. Retractable Technologies, Inc. v. Abbott Laboratories, Inc., Case No. 505CV157 was filed in U.S. District Court for the Eastern District of Texas. RTI purported to terminate the contract for breach in 2003. The lawsuit alleged that Abbott misled RTI and breached the Agreement in connection with Abbott’s marketing efforts. Hospira agreed to defend and indemnify Abbott in connection with this lawsuit, which involved a contract carried out by Abbott’s former Hospital Products Division. Abbott denied all material allegations in the complaint. Abbott brought counterclaims against RTI for breach of the Agreement, including failure to pay marketing fees owed to Abbott. During the second quarter of 2010, the court issued rulings dismissing RTI’s fraud claim and claim for punitive damages; limiting the damages RTI would be permitted at trial; and entered judgment in favor of Abbott on a portion of its breach of contract claim for approximately $1.2 million plus attorneys’ fees. The lawsuit was settled in July 2010. Pursuant to the settlement, Hospira waived its judgment against RTI and paid RTI $6 million in August 2010. In addition, Hospira has obtained an exclusive one year option to license another of RTI’s products, the Patient Safe® syringe, and for the option will pay RTI four quarterly payments of $2 million each commencing in October 2010. If Hospira exercises the option, any prospective quarterly payments will be credited toward royalties otherwise owed to RTI under the licensing agreement. Hospira recognized charges related to the payments discussed above in June 2010 in Selling, general and administrative.

Hospira was involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market the generic oncology drug oxaliplatin. The U.S. litigation was pending in the U.S. District Court for the District of New Jersey: Sanofi-Aventis, U.S., LLC, et al. v. Sandoz, Inc., et al. (D. N.J. 2007).  In the lawsuit, plaintiffs alleged that various generic oxaliplatin products infringed one or more patents held by plaintiffs.  Hospira alleged that the single patent plaintiffs have asserted against Hospira was not valid and not infringed by Hospira’s product.  In June 2009, the District Court entered summary judgment of non-infringement in favor of Hospira.  Plaintiffs appealed that decision and, in September 2009, the U.S. Court of Appeals for the Federal Circuit vacated the District Court’s ruling. In April 2010, Hospira settled the litigation. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and intends to re-launch its products pursuant to a royalty-free license on August 9, 2012.

Hospira and Abbott are defendants in a number of lawsuits brought by individual plaintiffs alleging that plaintiffs developed Post-arthroscopic Glenohumeral Chondrolysis (“PAGCL”) from the use of certain continuous infusion pain pumps to deliver local anesthetic into the intra-articular joint space following shoulder surgeries.  In each case, Hospira and/or Abbott is alleged, singularly or with other anesthetic medication defendants, to have provided the medication delivered by continuous infusion pain pumps manufactured by other (non-Hospira/non-Abbott) defendants. The analgesic medications at issue include MarcaineTM (bupivacaine) and lidocaine.  As of September 30, 2010, there are a total of 34 cases, involving 34 plaintiffs, in which Hospira is a party. 14 cases are pending in federal court and 20 cases are pending in state court.  Pursuant to its separation agreement with Abbott, Hospira is defending those lawsuits which relate to sales of products prior to Hospira’s spin-off from Abbott.  Hospira denies all material allegations asserted against it in the complaint. Generally, plaintiffs seek compensatory damages and, in some cases, punitive damages and costs.

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

Hospira’s litigation exposures, including product liability claims and regulatory matters, are evaluated each reporting period. Hospira’s reserves are not significant at September 30, 2010 and December 31, 2009 and are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 18 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2010 and December 31, 2009, 175.3 million and 171.1 million common shares were issued and 167.1 million and 163.5 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock. As of September 30, 2010 under the 2006 board authorization, Hospira had purchased 8.3 million shares for $349.8 million in aggregate. In August 2010, Hospira entered into an accelerated share repurchase (“ASR”) contract with a third party financial institution to repurchase $50.0 million of Hospira’s common stock. Under the ASR, Hospira received 725,058 shares based on seventy-five percent of the $50.0 million repurchase on the trade date, with the remaining shares to be delivered over the next three months subject to adjustment based on the average stock price during the period. The ASR is expected to be completed no later than November 23, 2010. Hospira is considering repurchasing all or some of the remaining authorized amount of $50.2 million.

Note 19 — Comprehensive Income and Accumulated Other Comprehensive Income (Loss), net of tax

Comprehensive income, net of taxes, for the three and nine months ended September 30, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Foreign currency translation adjustments, net of taxes of $0.0	$187.6	$88.0	$53.3	$235.5
Retirment plans liability adjustments, net of taxes $(0.8) million and $(0.3) million for the three months ended September 30, 2010 and 2009, respectively, and $(2.0) million and $(1.1) million for the nine months ended September 30, 2010 and 2009, respectively	1.1	0.8	3.4	2.3
Unrealized gains on marketable equity securities, net of taxes $0.0	5.1	5.9	3.8	6.1
Reclassification of other-than-temporary impairment charge included in net income	—	—	—	16.6
Reclassification of losses on terminated cash flow hedges, net of taxes $(0.1) million and $(0.1) million for the three months ended September 30, 2010 and 2009, respectively, and $(0.3) million and $(0.4) million for the nine months ended September 30, 2010 and 2009, respectively	0.1	0.2	0.4	0.7
Other comprehensive income	193.9	94.9	60.9	261.2
Net Income	71.4	116.2	296.6	307.2
Comprehensive Income	$265.3	$211.1	$357.5	$568.4

Accumulated other comprehensive income (loss), net of taxes, consists of the following:

(dollars in millions)	September 30, 2010	December 31, 2009
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$124.7	$71.4
Cumulative retirement plans unrealized losses, net of taxes $62.4 million and $65.3 million, respectively	(102.0)	(105.4)
Cumulative unrealized gains on marketable equity securities, net of taxes of $0.0	10.2	6.4
Cumulative gains (losses) on terminated cash flow hedges, net of taxes $(0.2) million and $0.1 million, respectively	0.2	(0.2)
Accumulated Other Comprehensive Income (Loss)	$33.1	$(27.8)

Note 20 — Segment Information

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

Hospira’s underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other expense, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

The table below presents information about Hospira’s reportable segments:

	Three Months Ended September 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2010	2009	2010	2009

Americas	$762.1	$803.4	$172.0	$193.4
EMEA	116.2	129.6	(0.2)	(1.7)
APAC	71.0	74.5	4.8	3.5

Total reportable segments	$949.3	$1,007.5	176.6	195.2

Corporate functions			(25.0)	(24.9)
Stock-based compensation			(9.9)	(8.8)
Income from operations			141.7	161.5
Interest expense and other expense, net			(61.1)	(25.2)

Income before income taxes			$80.6	$136.3

	Nine Months Ended September 30,
	Net Sales		Income from Operations
(dollars in millions)	2010	2009	2010	2009

Americas	$2,359.0	$2,239.8	$579.9	$451.6
EMEA	359.5	389.2	7.6	9.6
APAC	206.6	195.1	11.7	3.9

Total reportable segments	$2,925.1	$2,824.1	599.2	465.1

Corporate functions			(95.9)	(66.3)
Stock-based compensation			(37.7)	(31.5)
Income from operations			465.6	367.3
Interest expense and other expense, net			(106.2)	(94.5)

Income before income taxes			$359.4	$272.8

	Goodwill
	September 30,	December 31,
(dollars in millions)	2010	2009

Americas	$964.3	$817.2
EMEA	236.3	228.8
APAC	246.4	197.4

Total reportable segments	$1,447.0	$1,243.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and in “Item 1A. Risk Factors” in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2010 and June 30, 2010, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The ability to maintain group purchasing organization (“GPO”) contracts is an important factor for Hospira to generate sales. During the second quarter of 2010, Hospira renewed two five-year contracts with a GPO, Novation, for pharmaceutical and device products, taking effect in October 2010.

Acquisitions

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. The purchase price was comprised of $145.2 million, in cash, paid on July 2, 2010 for the outstanding shares of Javelin Pharma and additional consideration provided to Javelin Pharma of $16.7 million in the quarter ended June 30, 2010 in connection with various pre-close operating costs and other liabilities incurred by Javelin Pharma. The acquisition will enable Hospira to take advantage of synergies between Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. Food and Drug Administration (“FDA”) approval, and Hospira’s PrecedexTM. In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM and Hospira is working to respond to the letter. The impact of Javelin Pharma’s operations on Hospira in 2010 depends on the various product development and commercialization efforts, and the corresponding regulatory outcomes in connection therewith.

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

Primarily acquisition related pre-tax charges were recognized, the majority of which was in Selling, general and administrative, during the nine months ended September 30, 2010 of approximately $18.1 million related to the Javelin Pharma and Hospira India acquisitions. The impact of these acquisitions was not material to Hospira’s results of operations for the three and nine months ended September 2010, exclusive of the acquisition related charges. For further details, see Note 2 to the condensed consolidated financial statements included in Part I Item 1.

Governmental Regulation

Hospira’s operations and business activities are subject to extensive legal and regulatory requirements. The enactment of the “Patient Protection and Affordable Care Act” on March 23, 2010 and the “Health Care and Education Affordability Reconciliation Act of 2010” on March 30, 2010 (collectively the “Acts”) is expected to affect Hospira’s business. The Acts increase access to healthcare and establish a United States (“U.S.”) pathway for biogenerics. Hospira does not expect a material impact to our business from the proprietary pharmaceutical fee or the closure of the “doughnut hole” components of the Acts. As enacted, Hospira expects the medical device excise tax to have an overall, after-tax impact of less than $0.10 per share annually beginning in 2013. The Acts eliminated the future tax deduction for prescription drug costs associated with Hospira’s post-retirement medical and dental plans for which Hospira receives Medicare Part D subsidies. The impact to Hospira was not material. Hospira continues to evaluate the potential impact of other sections of this legislation on the post-retirement medical and dental and current medical and dental plans, but does not anticipate a material impact to Hospira.

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

Project Fuel

2009 Actions.  In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”), which will occur over the next two years from the date of announcement. Project Fuel includes the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira expects to incur aggregate charges related to these actions in the range of $140 million to $160 million on a pre-tax basis, of which now approximately $60 million to $70 million are expected to be reported as restructuring costs and other asset charges. The range for restructuring costs and other asset charges was reduced from the originally announced range of $100 million to $110 million, primarily related to reduced inventory write-offs and a decrease in employee-related benefit costs. These decreases are offset by an increase in process optimization costs resulting in no change to the aggregate charges related to Project Fuel. Hospira incurred aggregate pre-tax charges through September 30, 2010 of $111.5 million with $53.1 million reported as restructuring costs and other asset charges.

In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million, which primarily performed contract manufacturing in the EMEA segment.  This was comprised of cash proceeds of $62.6 million and an additional $6.7 million due in twelve months from the close of the transaction. Hospira recognized a gain of $11.4 million included in Restructuring, impairment and (gain) on disposition of assets, net.

Facilities Optimization

2008 and 2006 Actions.  In April 2008, Hospira announced plans to exit manufacturing operations at its Morgan Hill, California, plant over the next two to three years from the date of announcement. Hospira expected to incur aggregate charges through 2011 related to this action in the range of $29 million to $35 million on a pre-tax basis, of which approximately $20 million to $24 million are expected to be reported as restructuring charges. Hospira is in the process of transferring related operations and production of the primary products to other Hospira facilities, or outsourcing certain product components to third-party suppliers, or ceasing activities entirely. Hospira incurred aggregate pre-tax charges to date of $33.7 million, with $22.4 million reported as restructuring. In February 2006, Hospira announced plans to close manufacturing plants in Ashland, Ohio; Montreal, Canada; and North Chicago, Illinois, and completed these plans in 2007, 2008, and 2009, respectively.

Restructuring, impairment, optimization costs and gain on disposition of assets incurred for Project Fuel and Facilities Optimization collectively were reported in the condensed consolidated statements of income line items included in Part I Item 1 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009
Cost of products sold	$7.5	$9.3	$19.3	$21.5
Restructuring, impairment and (gain) on disposition of assets, net	1.2	13.8	(3.8)	79.1
Research and development	—	1.3	0.3	2.6
Selling, general and administrative	1.7	7.8	9.8	22.4
Total pre-tax Project Fuel and Facilities Optimization charges	$10.4	$32.2	$25.6	$125.6

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

Warning Letter (August 2009)

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

Warning Letter (April 2010)

In April 2010, Hospira received a Warning Letter from the FDA in connection with the FDA’s inspection of Hospira’s pharmaceutical and device manufacturing facilities located in Rocky Mount, North Carolina and Clayton, North Carolina. In the Warning Letter, the FDA cites Current Good Manufacturing Practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserts other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. The Warning Letter asserts that some of the deficiencies were repeat observations from a prior inspection conducted in April 2009, and include a similar violation cited in the August 2009 Warning Letter related to the AC power cords. The FDA did not believe that Hospira had identified the root cause(s) of the problems and had adequately resolved them. The Warning Letter also questioned whether Hospira’s interim plans ensured the quality of products that were manufactured at the facilities while implementing the corrective actions and validation activities. Hospira has made significant progress on completing a comprehensive review of its manufacturing operations to ensure compliance with applicable regulations.

Hospira has responded to the April 2010 Warning Letter and is working closely with the FDA to conclude these matters. As part of Hospira’s response, Hospira took immediate actions to address the FDA’s concerns, including recalling the propofol and liposyn products manufactured at the Clayton facility and the fosphenytoin sodium injection products manufactured at the Rocky Mount facility. Hospira is also working with several third party experts to assist with the ongoing activities at both facilities. Hospira has implemented certain interim controls, including third party oversight, to ensure products manufactured at both facilities meet their specifications prior to release. The Warning Letter does not restrict production or shipment of Hospira’s products from these facilities but Hospira is holding shipment of certain products pending its further investigation and discussions with the FDA. Hospira resumed shipment of certain products placed on voluntary shipping hold, but cannot predict when all products on voluntary hold will be reintroduced to the market.

During the three and nine months ended September 30, 2010, Hospira recognized pre-tax charges, in Cost of products sold, of $15.1 million and $40.9 million for third party oversight and consulting, idle facility costs and penalties for failure to supply product to certain customers under various contracts, all directly associated with Hospira’s response to the FDA’s Warning Letter received in April 2010. These costs include activities associated with the matters cited above for the Rocky Mount and Clayton facilities as well as Hospira’s assessment of the status of its quality operations on a holistic basis throughout its global manufacturing facilities. Hospira expects to incur an additional $10 million to $15 million in the fourth quarter of 2010 related to these activities.

SymbiqTM Pumps

In April 2010, Hospira placed a voluntary hold on all shipments to new customers of SymbiqTM , a large volume infusion device. Hospira initiated this hold after it received an unexplained increase in customer complaints related to the failure of the SymbiqTM to alarm at the end of infusion therapy under certain use conditions.  In June 2010, Hospira notified customers on interim steps to be taken by customers to mitigate this issue and to avoid the use conditions that can lead to the failure of the SymbiqTM to alarm at the end of infusion therapy. In August 2010, Hospira initiated a set recall related to the issue. Additionally, Hospira notified customers of reports of unrestricted flow when the SymbiqTM infusion set cassette is improperly removed from the pump before the pump’s cassette door is fully opened. Hospira cautioned customers to allow the pump’s cassette door to fully open before removing the infusion set as the pump may not alarm when the infusion set is improperly removed. The FDA has classified each of these actions as a Class I recall and Hospira is working closely with the FDA to conclude these matters. Further, Hospira is developing a solution to improve the performance of the pump and the issues therewith. Hospira has not asked customers to return or cease using their SymbiqTM pumps. Hospira has recognized charges in Cost of products sold for quality assessment and testing, materials, and labor to remediate these matters, which have not been significant to date to Hospira. Further, costs for long-term solutions and product improvements will depend on various product development efforts and corresponding regulatory outcomes in connection therewith.

Regulatory Environment and Related Impact

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

The FDA’s Warning Letters are publicly available on the FDA’s website. Hospira takes all of these matters seriously and intends to respond fully, and in a timely manner, to the FDA’s Warning Letters. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to the SymbiqTM pump or the matters included in the Warning Letters. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Until the violations and other product matters are corrected, Hospira may be subject to additional regulatory actions by the FDA, including the withholding of approval of new drug applications, product seizure, injunction, and/or civil monetary penalties. Changes in and stricter enforcement of the laws and regulations impacting Hospira’s industry may result in changes to customer buying patterns, increased investment in quality systems and personnel and additional on-market remediation activities being classified as recalls, including improvement related activities that are deemed by the FDA to reduce the risk to health posed by the products. Any such additional FDA actions, or further adverse developments related to the SymbiqTM pump, could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA or customers will be satisfied with Hospira’s response and corrective actions.

Patent Related Product Matters

Hospira is often involved in patent-related disputes with branded drug companies over our attempts to market generic pharmaceutical products.  Hospira is currently awaiting final approvals for two oncology drugs in the U.S. that are the subject of ongoing patent litigation: gemcitabine (a generic version of Eli Lilly’s Gemzar®) and docetaxel (a generic version of Sanofi-Aventis’s Taxotere®).  Once Hospira has final approval for its generic pharmaceuticals in the U.S., we may decide to commercially market these products while the ultimate disposition of legal proceedings has not concluded.  If Hospira’s products are ultimately found to infringe the patent rights of another company, Hospira may be subject to significant damages, which may be based on the lost profits from the sale of the branded product and/or an injunction preventing Hospira from further sales.

Results of operations for the three months ended September 30, 2010 compared to September 30, 2009

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended September 30,
	2010	2009	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas
Pharmaceuticals
Specialty Injectables	$433.4	$449.1	(3.5)%	(4.1)%
Other Pharma	119.1	126.0	(5.5)%	(5.6)%
	552.5	575.1	(3.9)%	(4.4)%
Devices
Medication Management Systems	127.3	138.1	(7.8)%	(8.1)%
Other Devices	82.3	90.2	(8.8)%	(9.2)%
	209.6	228.3	(8.2)%	(8.5)%
Total Americas	762.1	803.4	(5.1)%	(5.6)%

Europe, Middle East & Africa (“EMEA”)
Pharmaceuticals
Specialty Injectables	68.3	69.6	(1.9)%	6.5%
Other Pharma	16.8	25.6	(34.4)%	(29.7)%
	85.1	95.2	(10.6)%	(3.3)%
Devices
Medication Management Systems	18.5	19.1	(3.1)%	7.3%
Other Devices	12.6	15.3	(17.6)%	(9.8)%
	31.1	34.4	(9.6)%	(0.3)%
Total EMEA	116.2	129.6	(10.3)%	(2.5)%

Asia Pacific (“APAC”)
Pharmaceuticals
Specialty Injectables	57.0	57.0	0.0%	(6.7)%
Other Pharma	2.0	5.8	(65.5)%	(67.2)%
	59.0	62.8	(6.1)%	(12.3)%
Devices
Medication Management Systems	6.3	5.4	16.7%	13.0%
Other Devices	5.7	6.3	(9.5)%	(14.3)%
	12.0	11.7	2.6%	(1.7)%
Total APAC	71.0	74.5	(4.7)%	(10.6)%

Net Sales	$949.3	$1,007.5	(5.8)%	(5.6)%

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

(1)             The comparison at constant currency rates is described in the “Non-GAAP Financial Measures” section.

Net sales decreased (5.8)%, or (5.6)% excluding the impact of changes in foreign exchange rates.

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

Americas

Net sales in the Americas segment decreased (5.1)%, or (5.6)% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals decreased primarily due to Hospira’s temporary exit from the U.S. market for oxaliplatin products on June 30, 2010 pursuant to the litigation settlement, see Note 17 to the condensed consolidated financial statements included in Part I Item 1, and a voluntary hold on shipment of certain other products. The decrease was partially offset by the U.S. launch of the generic anti-infective product, meropenem, and increased volume for Hospira’s proprietary sedation drug, PrecedexTM. Other Pharma net sales decreased primarily due to lower volumes in nutritional products. Medication Management Systems net sales were lower driven by decreased volumes related to the voluntary hold on shipments of SymbiqTM and decreased sales of PlumTM, partly offset by increased sales of dedicated administration sets.

EMEA

Net sales in the EMEA segment decreased (10.3)%, or (2.5)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales were higher with continued growth of a biogeneric product, RetacritTM, as well as other oncology product introductions, primarily docetaxel, partially offset by price and volume decreases due to competition for certain oncology products.  Medication Management Systems net sales were higher with increased volumes in large volume infusion dedicated administration sets.

APAC

Net sales in the APAC segment decreased (4.7)%, or (10.6)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased due to lower price on certain oncology products, partially offset by increased volume in certain oncology and sedation products. Medication Management Systems net sales increased due to higher volumes in dedicated administration sets.

Gross Profit (Net sales less Cost of products sold)

Three months ended September 30 (dollars in millions)	2010	2009	Percent change
Gross profit	$367.0	$395.6	(7.2)%
As a percent of net sales	38.7%	39.3%

Gross profit decreased $(28.6) million, or (7.2)%, for the three months ended September 30, 2010, compared with the same period in 2009.

The gross profit decrease was primarily the result of lower sales volume including the impact of the temporary exit from the U.S. oxaliplatin market and activities directly associated with the FDA’s April 2010 Warning Letter, partially offset by increased sales of PrecedexTM and other new product introductions, and cost reductions associated with Project Fuel initiatives.

Restructuring, Impairment and (gain) on disposition of assets, net

Three months ended September 30 (dollars in millions)	2010	2009	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$1.2	$13.8	(91.3)%
As a percent of net sales	0.1%	1.4%

Restructuring, impairment and (gain) on disposition of assets, net were $1.2 million for the three months ended September 30, 2010, and $13.8 million for the same period in 2009. Restructuring, primarily severance costs, incurred for the three months ended September 30, 2010 were related to Project Fuel initiatives and actions taken at the manufacturing plant in Morgan Hill, California. The restructuring and impairment charges incurred for the three months ended September 30, 2009 were primarily due to severance costs and non-cash, pre-tax charges of $4.8 million related to the impairment of property and equipment, allocated goodwill and intangible assets associated with Project Fuel initiatives.

Research and Development

Three months ended September 30 (dollars in millions)	2010	2009	Percent change
Research and development	$65.2	$57.9	12.6%
As a percent of net sales	6.9%	5.7%

Research and development expenses increased $7.3 million, or 12.6%, for the three months ended September 30, 2010, compared with the same period in 2009, primarily due to the timing of clinical trial spending for various new product development programs, including biogenerics.

Selling, General and Administrative

Three months ended September 30 (dollars in millions)	2010	2009	Percent change
Selling, general and administrative	$158.9	$162.4	(2.2)%
As a percent of net sales	16.7%	16.1%

Selling, general and administrative expenses decreased $(3.5) million, or (2.2)%, for the three months ended September 30, 2010, compared with the same period in 2009. The decrease was primarily due to cost reductions associated with Project Fuel initiatives, partially offset by costs related to the acquisition of Javelin Pharma.

Interest Expense and Other Expense, Net

Hospira incurred interest expense of $26.5 million for the three months ended September 30, 2010 and $25.1 million in the same period in 2009. The increase was primarily due to the timing of the new issuance of $500.0 million principal amount of 5.60% notes. The proceeds from these notes were used for the early extinguishment of $500.0 million principal amount of 5.55% notes originally due March 2012, which was paid in October 2010. Other expense, net was $34.6 million for the three months ended September 30, 2010 compared to $0.1 million for the three months ended September 30, 2009, primarily due to the $36.8 million provision incurred for the early extinguishment of 5.55% notes, which was paid in October 2010.

Income Tax Expense

The effective tax rate decreased to 11.4% for the three months ended September 30, 2010, compared to 14.7% for the same period in 2009.  During the three months ended September 30, 2010, Hospira experienced an increase in deductible expenses in higher tax jurisdictions. In the three months ended September 30, 2009, a discrete income tax benefit was recognized upon the expiration of statutes of limitation on certain unrecognized tax benefits. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Results of operations for the nine months ended September 30, 2010 compared to September 30, 2009

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2010	2009	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas
Pharmaceuticals
Specialty Injectables	$1,370.3	$1,150.7	19.1%	17.8%
Other Pharma	367.4	403.2	(8.9)%	(9.2)%
	1,737.7	1,553.9	11.8%	10.8%
Devices
Medication Management Systems	374.1	411.7	(9.1)%	(10.4)%
Other Devices	247.2	274.2	(9.8)%	(10.9)%
	621.3	685.9	(9.4)%	(10.6)%
Total Americas	2,359.0	2,239.8	5.3%	4.2%

EMEA
Pharmaceuticals
Specialty Injectables	205.5	195.3	5.2%	7.6%
Other Pharma	60.3	88.7	(32.0)%	(30.9)%
	265.8	284.0	(6.4)%	(4.4)%
Devices
Medication Management Systems	54.1	55.7	(2.9)%	0.9%
Other Devices	39.6	49.5	(20.0)%	(17.8)%
	93.7	105.2	(10.9)%	(7.9)%
Total EMEA	359.5	389.2	(7.6)%	(5.3)%

APAC
Pharmaceuticals
Specialty Injectables	168.7	149.0	13.2%	(0.4)%
Other Pharma	5.9	12.1	(51.2)%	(57.0)%
	174.6	161.1	8.4%	(4.7)%
Devices
Medication Management Systems	17.1	15.0	14.0%	6.0%
Other Devices	14.9	19.0	(21.6)%	(29.5)%
	32.0	34.0	(5.9)%	(13.8)%
Total APAC	206.6	195.1	5.9%	(6.3)%

Net Sales	$2,925.1	$2,824.1	3.6%	2.2%

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

(1)             The comparison at constant currency rates is described in the “Non-GAAP Financial Measures” section.

Net sales increased 3.6%, or 2.2 % excluding the impact of changes in foreign exchange rates.

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

Americas

Net sales in the Americas segment increased 5.3%, or 4.2% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the strong performance of generic oxaliplatin in the U.S. in the first two quarters of 2010, the June 2010 launch of generic meropenem, increased volume for PrecedexTM, and high-dose Heparin introduced in late 2009. The increase was partially offset by a decrease in volume due to a voluntary hold on shipments of certain emulsion products. Other Pharma net sales decreased primarily due to lower volumes in nutritional products. Net sales in Medication Management Systems were lower driven by decreased volumes related to the voluntary hold on shipments of SymbiqTM and decreased sales of PlumTM, partly offset by increase sales of dedicated administration sets.

EMEA

Net sales in the EMEA segment decreased (7.6)%, or (5.3)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales were higher with continued growth of a biogeneric product, RetacritTM, as well as oncology product introductions. Medication Management Systems net sales were up slightly with increased sales in dedicated administration sets partly offset by decreased volumes of large volume infusion systems.

APAC

Net sales in the APAC segment increased 5.9%. Excluding the impact of changes in foreign exchange rates net sales decreased (6.3)%. Specialty Injectable Pharmaceuticals net sales were essentially flat with increased volumes in oncology and Hospira’s proprietary sedation drug, PrecedexTM, offset by decreased volume and prices in anti-infective products. Medication Management Systems net sales increased due to higher volumes in dedicated administration sets.

Gross Profit (Net sales less Cost of products sold)

Nine months ended September 30 (dollars in millions)	2010	2009	Percent change
Gross profit	$1,166.5	$1,061.4	9.9%
As a percent of net sales	39.9%	37.6%

Gross profit increased $105.1 million, or 9.9%, for the nine months ended September 30, 2010, compared with the same period in 2009.

The gross profit increase was primarily the result of higher sales volume including oxaliplatin and PrecedexTM in the U.S. In addition, cost reductions associated with Project Fuel initiatives and the impact of changes in foreign exchange rates contributed to the increase. These were partly offset by activities directly associated with the FDA’s April 2010 Warning Letter and voluntary shipment holds on certain products as well as penalties for failure to supply customers and increased warranty charges on these and other products.

Restructuring, Impairment and (gain) on disposition of asset, net

Nine months ended September 30 (dollars in millions)	2010	2009	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$(3.8)	$79.1	(104.8)%
As a percent of net sales	(0.1)%	2.8%

Restructuring, impairment and (gain) on disposition of assets, net were $(3.8) million for the nine months ended September 30, 2010, compared with $79.1 million expense for the same period in 2009. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany, and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $7.6 million for the nine months ended September 30, 2010. The restructuring and impairment charges incurred for the nine months ended September 30, 2009 were primarily due to non-cash, pre-tax charges of $53.1 million related to the impairment of property and equipment, allocated goodwill and intangible assets associated with Project Fuel initiatives.

Research and Development

Nine months ended September 30 (dollars in millions)	2010	2009	Percent change
Research and development	$197.3	$160.8	22.7%
As a percent of net sales	6.7%	5.7%

Research and development expenses increased $36.5 million, or 22.7%, for the nine months ended September 30, 2010, compared with the same period in 2009. The increase was primarily related to an initial milestone payment of $27.5 million related to an agreement with DURECT Corporation for research and development of an anesthetic product that has not yet reached regulatory approval and investments in various new product development programs, including biogenerics.

Selling, General and Administrative

Nine months ended September 30 (dollars in millions)	2010	2009	Percent change
Selling, general and administrative	$507.4	$454.2	11.7%
As a percent of net sales	17.3%	16.1%

Selling, general and administrative expenses increased $53.2 million, or 11.7%, for the nine months ended September 30, 2010, compared with the same period in 2009. The increase was primarily due to acquisition and integration charges associated with the Orchid Pharma and Javelin Pharma acquisitions, higher legal costs, the RTI litigation settlement and related charges and the impact of changes in foreign exchange rates also contributed to the increase.

Interest Expense and Other Expense, Net

Hospira incurred interest expense of $74.1 million for the nine months ended September 30, 2010 and $80.2 million in the same period in 2009. The decrease was primarily due to lower average outstanding debt and the impact of variable interest rate swaps on fixed rate notes. Other expense, net was $32.1 million for the nine months ended September 30, 2010 compared to $14.3 million expense for the nine months ended September 30, 2009, primarily due to the $36.8 million provision incurred for the early extinguishment of 5.55% notes, which was paid in October 2010. In 2009, Hospira recognized an other-than-temporary impairment charge of $16.6 million.

Income Tax Expense (Benefit)

The effective tax rate was 17.5% for the nine months ended September 30, 2010, compared to a benefit of 12.6% for the same period in 2009. During the nine months ended September 30, 2009, the Internal Revenue Service (“IRS”) audit of Hospira’s 2004 and 2005 tax returns was completed and the years were effectively settled. For the nine months ended September 30, 2009, the effective tax rate was 21.1% excluding the benefit effect of the audit settlement. The 2009 effective tax rate was higher due to certain impairments and the establishment of certain valuation allowances. Excluding both the impairment-related tax treatments and the audit settlement tax benefit, the operating effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S.

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

Further, Hospira has reviewed its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and continues to indefinitely invest all earnings outside of the U.S. of all foreign subsidiaries to fund foreign investments or meet foreign working capital and property and equipment acquisition needs. Future changes in U.S. tax legislation may require Hospira to reevaluate the need for possible repatriation of foreign subsidiary earnings.

Hospira has incurred and may incur further charges related to certain quality and product related matters that will require cash outflows in the future. These matters are further discussed under the section “Certain Quality and Product Related Matters” in Part I Item 2. Hospira currently believes current capital resources will be sufficient to fund development costs and charges associated therewith.

In February 2006, Hospira’s board of directors authorized the repurchase of up to $400 million of Hospira’s common stock. As of September 30, 2010 under the 2006 board authorization, Hospira had purchased 8.3 million shares for $349.8 million in aggregate. In August 2010, Hospira entered into an accelerated share repurchase (“ASR”) contract with a third party financial institution to repurchase $50.0 million of Hospira’s common stock. Under the ASR, Hospira received 725,058 shares based on seventy-five percent of the $50.0 million repurchase on the trade date, with the remaining shares to be delivered over the next three months subject to adjustment based on the average stock price during the period. The ASR is expected to be completed no later than November 23, 2010. Hospira is considering repurchasing all or some of the remaining authorized amount of $50.2 million.

Summary of Cash Flows

	Nine Months Ended September 30,
(dollars in millions)	2010	2009
Cash flow provided by (used in):
Operating activities	$234.5	$541.2
Investing activities	(632.9)	(118.2)
Financing activities	595.2	3.4

Cash flows from operating activities decreased in the nine months ended September 30, 2010, compared with the same period in 2009. The decrease is primarily due to the timing of payments of chargebacks and rebates related to sales of oxaliplatin, increased inventory, and increased income tax, quality initiatives and employee related payments, partially offset by the timing of trade payable payments.

Cash flows used in investing activities increased during the nine months ended September 30, 2010, primarily due to payments of $541.8 million for acquisitions and higher capital expenditures. Hospira received proceeds of $62.6 million on the disposal of a facility in Wasserburg, Germany in 2010 and in 2009 had received proceeds of $30.5 million on the disposition of critical care product related assets.

Cash flows provided by financing activities increased primarily due to the issuance of $500.0 million principal amount of 5.60% notes due on September 15, 2040 and proceeds received from stock options exercised including the related excess tax benefit during the nine months ended September 30, 2010, compared to the same period of 2009, partially offset by the $50.0 million for the repurchase of common stock. In 2009, Hospira paid $300.0 million on the maturity of the notes due in June 2009 offset by the issuance of $250.0 million aggregate principal amount notes.

Debt and Capital

Hospira has a three-year $700.0 million unsecured revolving credit facility expiring in October 2012 of which no amounts are outstanding as of September 30, 2010.

On September 10, 2010, Hospira issued $500.0 million principal amount of 5.60% notes due on September 15, 2040 in a registered public offering. The net proceeds of the notes after deducting approximately $2.6 million of bond discounts and underwriting fees of $4.4 million plus cash on-hand were used to extinguish $500.0 million principal amount of 5.55% notes originally due March 2012 and accrued interest, which was paid in October 2010. The 5.55% notes were called on September 15, 2010 and Hospira incurred $36.8 million in costs associated with a provision for early extinguishment of the notes, which were paid in October 2010.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2010, Hospira was in compliance with all applicable covenants.

Contractual Obligations

Material changes to the contractual obligations information provided in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009, include the issuance of $500.0 million principal amount of 5.60% notes due on September 15, 2040 and the early extinguishment of $500.0 million principal amount of 5.55% notes originally due in March 2012 and accrued interest which was paid in October 2010. Hospira also paid a $36.8 million provision on the early debt extinguishment in October 2010.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 — Summary of Significant Accounting Policies to the company’s consolidated financial statements, which are included in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2009 Form 10-K.

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

Non-GAAP Financial Measures

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs a sensitivity analysis of changes in the fair value of foreign currency forward exchange contracts outstanding at September 30, 2010 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies, the net asset balance of $4.5 million would decrease by $1.6 million.

The sensitivity analysis model recalculates the fair value of the foreign currency forward exchange contracts outstanding at September 30, 2010 by replacing the actual exchange rates at September 30, 2010 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

In June 2010, Hospira terminated all existing interest rate swap contracts with a total notional amount of $300.0 million. For further details, see Note 16 to the condensed consolidated financial statements included in Part I Item 1.

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

Changes in internal controls. During the third quarter of 2010, Hospira continued to transition certain finance and information technology processes off-shore under various outsourcing arrangements, which include various accounts payable, credit, collections and cash application processes as well as information technology application and infrastructure processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.         Legal Proceedings

The disclosure contained in Note 17 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.      Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II Item 1A Risk Factors in the Quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K or second quarter Form 10-Q.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-July 31, 2010	9,751	$57.59	—	$100,233,606
August 1-August 31, 2010	753,986	$51.70	725,058	$50,233,606
September 1-September 30, 2010	24,358	$55.28	—	$50,233,606
Total	788,095	$51.88	725,058	$50,233,606

(1)                               These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise or vesting of employee stock-based awards. For further details regarding employee stock-based awards see Note 7 to the condensed consolidated financial statements included in Part I Item 1. These shares also include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan — 1,400 in July, 1,200 in August, and none in September.

(2)                               In February 2006, Hospira’s board of directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The repurchase of shares commenced in early March 2006. As of September 30, 2010 under the 2006 board authorization, Hospira had purchased 8.3 million shares for $349.8 million in aggregate. In August 2010, Hospira entered into an accelerated share repurchase (“ASR”) contract with a third party financial institution to repurchase $50.0 million of Hospira’s common stock. Under the ASR, Hospira received 725,058 shares based on seventy-five percent of the $50.0 million repurchase on the trade date, with the remaining shares to be delivered over the next three months subject to adjustment based on the average stock price during the period. The ASR is expected to be completed no later than November 23, 2010. Hospira is considering repurchasing all or some of the remaining authorized amount of $50.2 million.

Item 6.         Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: October 26, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1	Actions of Authorized Officers with respect to the 2040 Notes (filed as Exhibit 99.2 to the Hospira, Inc. Current Report on Form 8-K filed on September 10, 2010, and incorporated herein by reference).

4.2	Form of 5.600% Notes due 2040 (filed as Exhibit 99.3 to the Hospira, Inc. Current Report on Form 8-K filed on September 10, 2010, and incorporated herein by reference).

4.3	Officers’ Certificate and Company Order with respect to the 2040 Notes.

10.1	Hospira, Inc. Non-Employee Directors’ Fee Plan, as amended.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 26, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*             Management compensatory plan or arrangement.