Form 10-Q
period 2011-03-31
HOSPIRA INC
filed 2011-04-26
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 21, 2011, Registrant had outstanding 167,775,166 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales	$1,002.3	$1,007.6

Cost of products sold	603.2	577.3
Restructuring, impairment and (gain) on disposition of assets, net	13.2	(7.6)
Research and development	56.9	51.7
Selling, general and administrative	165.2	178.6
Total operating costs and expenses	838.5	800.0
Income From Operations	163.8	207.6

Interest expense	23.4	23.4
Other income, net	(2.2)	(1.2)
Income Before Income Taxes	142.6	185.4

Income tax expense	9.9	44.2
Equity income from affiliates, net	(17.2)	(0.5)
Net Income	$149.9	$141.7

Earnings Per Common Share:
Basic	$0.90	$0.86
Diluted	$0.88	$0.84
Weighted Average Common Shares Outstanding:
Basic	166.8	164.1
Diluted	170.2	169.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2011	2010
Cash Flow From Operating Activities:
Net income	$149.9	$141.7
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	40.8	39.1
Amortization of intangible assets	22.2	21.5
Stock-based compensation expense	13.7	17.3
Undistributed equity income from affiliates	(17.2)	(0.5)
Deferred income taxes and other tax adjustments	(15.1)	22.3
Impairment and other asset charges	6.8	—
Gain on disposition of assets	—	(11.4)
Changes in assets and liabilities-
Trade receivables	(100.8)	(141.2)
Inventories	(115.1)	(11.2)
Prepaid expenses and other assets	6.7	(7.3)
Trade accounts payable	(27.5)	18.1
Other liabilities	44.0	(94.6)
Other, net	(2.3)	0.5
Net Cash Provided by (Used In) Operating Activities	6.1	(5.7)
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(62.2)	(40.6)
Acquisition, net of cash acquired	—	(381.0)
Purchases of intangibles and other investments	(2.5)	(8.7)
Proceeds from disposition of businesses and assets	13.3	62.6
Net Cash Used in Investing Activities	(51.4)	(367.7)
Cash Flow From Financing Activities:
Other borrowings, net	0.4	0.1
Excess tax benefit from stock-based compensation arrangements	4.6	7.9
Proceeds from stock options exercised	26.8	67.3
Net Cash Provided by Financing Activities	31.8	75.3
Effect of exchange rate changes on cash and cash equivalents	6.3	(1.6)
Net change in cash and cash equivalents	(7.2)	(299.7)
Cash and cash equivalents at beginning of period	604.3	946.0
Cash and cash equivalents at end of period	$597.1	$646.3

Supplemental Cash Flow Information:
Cash paid (received) during the period-
Interest	$31.0	$30.5
Income taxes, net of refunds	$(21.0)	$21.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$597.1	$604.3
Trade receivables, less allowances of $10.5 in 2011 and $8.2 in 2010	719.6	605.0
Inventories	1,072.7	955.5
Deferred income taxes	161.0	165.2
Prepaid expenses	43.8	43.6
Other receivables	74.4	103.9
Total Current Assets	2,668.6	2,477.5
Property and equipment, net	1,296.4	1,279.2
Intangible assets, net	509.2	527.7
Goodwill	1,491.2	1,471.2
Deferred income taxes	174.3	161.0
Investments	83.1	64.7
Other assets	67.1	65.0
Total Assets	$6,289.9	$6,046.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$34.9	$33.5
Trade accounts payable	291.1	320.7
Salaries, wages and commissions	112.4	136.0
Other accrued liabilities	492.4	441.4
Total Current Liabilities	930.8	931.6
Long-term debt	1,710.6	1,714.4
Deferred income taxes	4.3	4.4
Post-retirement obligations and other long-term liabilities	190.3	212.4
Commitments and Contingencies
Total Shareholders’ Equity	3,453.9	3,183.5
Total Liabilities and Shareholders’ Equity	$6,289.9	$6,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
Balances at January 1, 2011	166.7	$1.8	$(399.8)	$1,641.9	$1,897.3	$42.3	$3,183.5
Net income	—	—	—	—	149.9	—	149.9
Other comprehensive income	—	—	—	—	—	68.9	68.9
Common stock repurchases	(0.2)	—	—	—	—	—	—
Changes in shareholders’ equity related to incentive stock programs	1.1	—	—	51.6	—	—	51.6
Balances at March 31, 2011	167.6	$1.8	$(399.8)	$1,693.5	$2,047.2	$111.2	$3,453.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. During 2011, Hospira reclassified income that was previously reported in Other income, net to Equity income from affiliates, net line item on the Condensed Consolidated Statements of Income. In addition, Hospira reclassified cash flows from operating activities that were previously reported in Other, net to Undistributed equity income from affiliates line item on the Condensed Consolidated Statements of Cash Flows. See Note 5 for additional details related to Equity income from affiliates. The reclassifications did not affect net income, cash flows from operations or shareholders’ equity.

Recently Issued and Adoption of New Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”). ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. The ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. Hospira adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In December 2010, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720), “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU No. 2010-27”). ASU No. 2010-27 specifies the accounting for annual fees imposed on the pharmaceutical manufacturing industry by the Patient Protection and Affordable Care Acts as amended by the Health Care and Education Reconciliation Act (collectively, the “Acts”). The ASU specifies that a liability for the fee should be estimated and recorded in full upon the first qualifying sale with deferred costs amortized to expense on a straight-line basis, unless another method of allocation is more appropriate. ASU No. 2010-27 is effective for calendar years beginning after December 31, 2010. Hospira adopted the provisions of ASU No. 2010-27. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Significant Accounting Policies - Revenue Recognition

Chargebacks

Hospira’s accounting policy for revenue recognition including a description of chargebacks (estimated reimbursements to wholesalers for honoring contracted prices to end customers) is included in Note 1 — Summary of Significant Accounting Policies in Hospira’s 2010 Form 10-K. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargeback may differ from estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Hospira’s generic docetaxel sales, launched in the United States (“U.S.”) in March 2011, are subject to chargebacks and contributed to the increase of the chargeback accrual from December 31, 2010 to March 31, 2011. Generally, generic product launch sales have a higher degree of end customer price movement, which may be greater than 80% from the end customer price prior to generic introduction, as additional competitors enter the market. A five percent decrease in the end customer contract prices for generic docetaxel sales subject to chargebacks at March 31, 2011 could decrease net sales and income before income taxes by approximately $5 million.

The following table is a rollforward of Hospira’s total chargeback accrual for all products, including docetaxel, for the three months ended March 31, 2011.

(dollars in millions)
Balances at January 1, 2011	$129.7
Provisions	346.4
Payments	(251.6)
Balances at March 31, 2011	$224.5

Note 2 — Business Acquisition

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. The acquisition will enable Hospira to take advantage of operating synergies between Hospira’s PrecedexTM and Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. Food and Drug Administration (“FDA”) approval. The impact, except for the acquisition costs of $7.9 million in 2010, of this acquisition was not significant to Hospira’s results of operations through March 31, 2011.

In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items, including visual inspection methods and a product particulate issue identified at the acquisition date, raised as part of the regulatory process. Timing of resolution and expected launch of the product is uncertain.

The allocation of the purchase price is preliminary, based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of July 2, 2010. The allocation of the purchase price for intangible assets and acquired in-process research and development (“IPR&D”) is pending finalization of the valuation and allocation of goodwill among reporting units. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. Hospira expects to finalize the preliminary allocation by the end of the second quarter 2011. The preliminary allocation based on management’s best estimate is as follows:

(dollars in millions)
Intangible assets	$5.4
IPR&D	53.8
Goodwill	68.2
Deferred income taxes, net	39.3
Other liabilities, net	(4.8)
Total allocation of purchase price	$161.9

The majority of goodwill, $68.2 million, was assigned to the U.S., Canada, and Latin America (“Americas”) segment. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

Note 3 — Restructuring Actions

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, other asset charges, exit costs, contract terminations costs and gain on disposal of assets.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011.  Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate restructuring costs and other asset charges related to these actions of $72.0 million on a pre-tax basis, slightly higher than the expected range of $60 million to $70 million.

The following summarizes the Project Fuel pre-tax restructuring costs and inventory charges (included in Cost of products sold) for the three months ended March 31:

	Restructuring costs			Inventory charges
	Aggregrate			Aggregrate
(dollars in millions)	to date	2011	2010	to date	2011	2010
Americas	$29.1	$1.7	$1.9	$19.3	$5.0	$(2.6)
Europe, Middle East & Africa (“EMEA”)	7.8	1.1	0.3	6.4	0.4	—
Asia Pacific (“APAC”)	5.1	0.6	0.6	4.3	(0.3)	—
Total	$42.0	$3.4	$2.8	$30.0	$5.1	$(2.6)

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million, comprised of initial cash proceeds of $62.6 million and an additional $6.7 million received in the first quarter of 2011. Hospira recognized a gain of $11.4 million on the disposal of the Wasserburg facility and is included in Restructuring, impairment and (gain) on disposition of assets, net in the first quarter of 2010. Subsequent to the 2009 disposal of the manufacturing facility in Salisbury, Australia (“Salisbury”), Hospira can receive contingent consideration based on sales for each year through 2015 which were estimated and accrued at the time of sale. In the first quarter of 2011, Hospira received $6.4 million related to the Salisbury disposal.

The following summarizes the Project Fuel restructuring activity for 2011:

	Employee-Related
(dollars in millions)	Benefit Costs	Other	Total
Balance at January 1, 2011	$1.8	$3.4	$5.2
Costs incurred	3.0	0.4	3.4
Payments	(2.9)	(0.8)	(3.7)
Non cash items	—	(0.4)	(0.4)
Balance at March 31, 2011	$1.9	$2.6	$4.5

Facilities Optimization

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. Hospira has completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the three months ended March 31, 2011 and 2010, Hospira incurred in the Americas segment pre-tax restructuring costs of $0.3 million and $1.0 million, respectively. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment, at the lower end of the expected range of $28 million to $30 million.

The following summarizes the Facilities Optimization for Morgan Hill, California restructuring activity for 2011:

Employee-Related
(dollars in millions)	Benefit Costs
Balance at January 1, 2011	$6.0
Costs incurred	0.3
Payments	(1.4)
Balance at March 31, 2011	$4.9

Other Restructuring

In addition to the significant programs discussed above, from time to time Hospira incurs costs to implement restructuring actions for specific operations. During the three months ended March 31, 2011, Hospira incurred distributor contracts termination costs in the Americas segment of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for this action.

Note 4 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. Hospira has numerous collaborative arrangements none of which individually or in the aggregate have had material changes or activity during the three months ended March 31, 2011. For a more detailed description of Hospira’s collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2010 Form 10-K.

Note 5 — Investments

Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards. Hospira has a 50% ownership in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, in addition to other equity investments. Equity income from affiliates of $17.2 million during the three months ended March 31, 2011 was primarily due to the launch of generic docetaxel, the majority of which was sourced from ZHOPL, and the related net income recognized by ZHOPL.

Note 6 — Fair Value Measures

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	March 31, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$5.2	$—	$5.2	$—
Interest rate swap contracts	1.8	—	1.8	—
Available-for-sale marketable equity securities	21.8	21.8	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	6.0	—	6.0	—
Interest rate swap contracts	0.8	—	0.8	—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.4	$—	$2.4	$—
Interest rate swap contracts	1.5	—	1.5	—
Available-for-sale marketable equity securities	21.9	21.9	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	2.5	—	2.5	—

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

The carrying values of certain financial instruments, including primarily cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	March 31, 2011		December 31, 2010
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,803.1	$1,700.0	$1,824.0

Note 7 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives see Note 7 to Hospira’s consolidated financial statements included in Hospira’s 2010 Form 10-K.

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Condensed Consolidated Balance Sheet Presentation	March 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$5.2	$2.4
	Other accrued liabilities	6.0	2.5

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	1.8	0.2
	Other assets	—	1.3
	Post-retirement obligations and other long-term liabilities	0.8	—

The impact on earnings from derivatives activity was as follows for the three months ended March 31:

(dollars in millions)	Presentation of (Loss)/Gain Recognized on Derivatives	2011	2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other income, net	$(2.0)	$6.3

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	1.6	2.6

Note 8 — Inventories

Inventories consist of the following:

	March 31,	December 31,
(dollars in millions)	2011	2010
Finished products	$536.7	$495.1
Work in process	241.5	194.3
Materials	294.5	266.1
Total inventories	$1,072.7	$955.5

Note 9 — Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2011	2010
Property and equipment, at cost	$2,713.7	$2,690.2
Accumulated depreciation	(1,417.3)	(1,411.0)
Total property and equipment, net	$1,296.4	$1,279.2

Note 10 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at December 31, 2010	$1,471.2	527.7
Acquisitions	—	1.0
Amortization	—	(22.2)
Impairments	—	(1.7)
Currency translation effect and other	20.0	4.4
Balance at March 31, 2011	$1,491.2	$509.2

In the first quarter of 2011, Hospira recorded an impairment charge of $1.7 million related to IPR&D, primarily in the Americas reporting segment, due to expected delays in various product launch dates. The charge was based on internal discounted cash flow analysis, a non-recurring Level 3 fair value measurement, and is included in Restructuring, impairment and (gain) on disposition of assets, net.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion, regulatory approval or discontinuation. Intangible asset amortization expense was $22.2 million and $21.5 million for the three months ended March 31, 2011 and 2010, respectively. Intangible asset amortization is estimated at $61.3 million for the remainder of 2011, $70.5 million for 2012, $68.9 million for 2013, $57.9 million for 2014, and $47.6 million for 2015.

Intangible assets, net consist of the following:

	March 31, 2011			December 31, 2010
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights and other	$666.4	$(264.0)	$402.4	$656.2	$(240.4)	$415.8
Customer relationships	32.7	(12.4)	20.3	31.8	(11.0)	20.8
IPR&D	64.3	—	64.3	68.6	—	68.6
Technology	35.0	(12.8)	22.2	34.0	(11.5)	22.5
	$798.4	$(289.2)	$509.2	$790.6	$(262.9)	$527.7

Note 11 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

(dollars in millions)	March 31, 2011	December 31, 2010
Minimum lease payments recievables	$21.0	$23.4
Unearned interest income	(2.6)	(3.0)
Net investment in sales-type leases	18.4	20.4
Current portion (1)	(7.0)	(7.6)
Net investment in sales-type leases, less current portion (1)	$11.4	$12.8

(1) The current and long-term portions were recorded in Trade receivables and Other assets, respectively, in the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of March 31, 2011 and December 31, 2010, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 12 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2011	2010
Accrued rebates	$152.3	$137.0
All other	340.1	304.4
Total Other accrued liabilities	$492.4	$441.4

Note 13 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three months ended March 31, were as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2011	2010	2011	2010
Service cost for benefits earned during the period	$0.3	$0.2	$—	$—
Interest cost on projected benefit obligations	6.4	6.3	0.7	0.8
Expected return on plans’ assets	(8.6)	(7.4)	—	—
Net amortization	2.6	1.6	0.1	0.2
Net cost	$0.7	$0.7	$0.8	$1.0

Based on current Federal laws and regulations, Hospira is not required to make any contributions to its U.S. pension plans in 2011. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deems it is prudent to do so.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended March 31, 2011 and 2010 were $8.0 million and $8.4 million, respectively.

Note 14 — Short-term Borrowings and Long-term Debt

Hospira has a $700.0 million unsecured revolving credit facility expiring in October 2012 under which no amounts are outstanding as of March 31, 2011.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2011, Hospira was in compliance with all applicable covenants.

Note 15 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

During the three months ended March 31, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million is recognized in the results for the three months ended March 31, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts. The IRS has commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns during the three months ended March 31, 2011.

Hospira remains open to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2005 forward in Canada, for years 2006 forward for Italy, for years 2007 forward for Australia, and for years 2008 forward for the U.S. and United Kingdom. In addition, various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefit may occur for which at this time an estimate of the range cannot be quantified.

Note 16 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2011 and December 31, 2010, 177.0 million and 175.9 million common shares were issued and 167.6 million and 166.7 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s Board of Directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In December 2010, Hospira entered into an accelerated share repurchase agreement (“ASR”) contract with a third party financial institution to repurchase $50.0 million of Hospira’s common stock. Under the ASR, Hospira received 0.7 million shares in December 2010 based on seventy-five percent of the $50.0 million repurchased on the trade date, with the remaining 0.2 million shares delivered in February of 2011. In the aggregate, Hospira had repurchased 9.4 million shares for approximately $400.0 million completing the 2006 board authorization.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. Hospira is considering repurchasing shares under this authorization which will depend on various factors such as cash generation from operations, current stock price and other factors.

Note 17 — Comprehensive Income and Accumulated Other Comprehensive Income, net of tax

Comprehensive income, net of taxes, for the three months ended March 31, consists of the following:

(dollars in millions)	2011	2010
Foreign currency translation adjustments, net of taxes $0.0 million	$64.6	$(8.6)
Pension liability adjustments, net of taxes $(1.0) million and $(0.5) million, respectively	4.4	1.1
Unrealized losses on marketable equity securities, net of taxes $0.0 million	(0.3)	(1.7)
Reclassification of gains on terminated cash flow hedges, net of taxes $(0.1) million and $(0.1) million, respectively	0.2	0.2
Other comprehensive income (loss)	68.9	(9.0)
Net Income	149.9	141.7
Comprehensive Income	$218.8	$132.7

Accumulated other comprehensive income, net of taxes, consists of the following:

	March 31,	December 31,
(dollars in millions)	2011	2010
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$200.5	$135.9
Cumulative retirement plans unrealized losses, net of taxes $65.6 million and $66.6 million, respectively	(104.4)	(108.8)
Cumulative unrealized gains on marketable equity securities, net of taxes $0.0	14.7	15.0
Cumulative gains on terminated cash flow hedges, net of taxes $(0.3) million and $(0.2) million, respectively	0.4	0.2
Accumulated Other Comprehensive Income	$111.2	$42.3

Note 18 — Earnings per Share

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

(shares in millions)	2011	2010
Weighted average basic common shares outstanding	166.8	164.1
Incremental shares outstanding related to stock-based awards	3.4	5.2
Weighted average dilutive common shares outstanding	170.2	169.3

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 0.4 million and 1.0 million for the three months ended March 31, 2011 and 2010, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 19 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $13.7 million and $17.3 million was recognized for the three months ended March 31, 2011 and 2010, respectively. The related income tax benefit recognized was $4.7 million and $5.8 million, respectively.  As of March 31, 2011, there was $79.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

In February 2011, 1.4 million options were granted to certain employees for the 2011 annual stock option grant. For the three months ended March 31, 2011, an additional 0.2 million options were granted. These options were awarded at the fair market value at the time of grant, generally vest over three to four years, and have a seven-year term.  The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three months ended March 31, were as follows:

	2011	2010
Volatility	29.3%	30.2%
Expected life (years)	4.8	4.7
Risk-free interest rate	2.2%	2.1%
Dividend yield	0.0%	0.0%
Fair value per stock option	$15.37	$14.59

Performance Share Awards

For the three months ended March 31, 2011, 250,985 performance share awards were granted to key members of management. The performance share awards vest at the end of the three-year performance cycle. The 2011 performance share award were based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the performance cycle the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants for the three months ended March 31, were as follows:

	2011	2010
Volatility	34.7%	36.2%
Risk-free interest rate	1.2%	1.4%
Dividend yield	0.0%	0.0%
Fair value per performance share	$61.64	$69.43

Restricted Stock

For the three months ended March 31, 2011, 109,308 restricted stock awards were granted to a key member of management. Hospira issues restricted stock with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2011 was $55.20 per grant.

Note 20 — Commitments and Contingencies

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

Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market, and the marketing of, the generic oncology drug gemcitabine.  In September 2006, in the United States, Mayne Pharma Limited (now Hospira Australia Pty Ltd.) and Mayne Pharma (USA) Inc. (now Hospira, Inc.) were sued for patent infringement in the United States District Court for the Southern District of Indiana: Eli Lilly and Co. v. Mayne Pharma Ltd. et al., No. 06-cv-1558 (S.D. Ind. 2006). A second suit was filed in January 2008:  Eli Lilly and Co. v. Mayne Pharma Ltd. et al., No. 08-cv-0037 (S.D. Ind. 2008).  In March 2010, a third case was filed:  Eli Lilly and Co. v. Hospira, Inc., No. 10-cv-0346 (S.D. Ind. 2010). In each of the suits, plaintiffs alleged that Hospira’s gemcitabine drug products, if marketed in the U.S., would infringe U.S. patents 4,808,614 and 5,464,826. Plaintiff’s sought injunctive relief to prevent approval and marketing of Hospira’s products.

On August 17, 2009, the United States District Court for the Eastern District of Michigan invalidated the ‘826 patent in Sun Pharmaceutical Industries Ltd. v. Eli Lilly and Co., No. 07-cv-15087 (E.D. Mich. Aug. 17, 2009). That decision was upheld on appeal in July 28, 2010 (Sun Pharms. Indus. Ltd. v. Eli Lilly & Co., No. 2010-1105 (Fed. Cir. July 28, 2010)), and Lilly is seeking review from the United States Supreme Court.  The ‘614 patent expired on May 15, 2010, and the additional six-month period of pediatric exclusivity ran out on November 15, 2010.  Hospira launched its 2gram gemcitabine drug product that day. On September 30, 2010, Hospira filed an action in the Northern District of Illinois against Eli Lilly and Company, seeking a judicial declaration that the process used to manufacture Hospira’s gemcitabine drug products would not (and does not) infringe Lilly’s U.S. Patent No. 5,606,048.  Lilly did not assert infringement counterclaims in the Illinois action.  However, on January 20, 2011, Lilly filed a Complaint with the U.S. International Trade Commission under Section 227 of the Tariff Act of 1930, 19 U.S.C. § 1337, alleging that the importation into the United States, the sale for importation, or sale within the United States after importation of Hospira’s gemcitabine drug product would infringe one or more claims of the ‘048 patent. The Complaint sought an order excluding Hospira’s products from being imported into the United States. The Commission voted to open an investigation. The Notice of Investigation was published on March 23, 2011 (76 Fed. Reg. 16,445).  The Commission has set the matter for trial in January 2012. Hospira denies that the process used to manufacture its gemcitabine drug products infringes the ‘048 patent, and it intends to vigorously defend the action pending in the Commission and to continue prosecuting its action for declaratory relief in Illinois.

Hospira is currently marketing and selling its 2 gram gemcitabine product. If Hospira is ultimately found to infringe the ‘048 patent, the Commission could issue an order of exclusion that would prevent Hospira from importing its gemcitabine drug product. In addition, if the United States Supreme Court accepts review of and reverses the ruling invalidating the ‘826 patent, Hospira may be liable for damages.  Such damages are generally based on a reasonable royalty or the plaintiffs’ lost profits based on lost sales of the branded product. Hospira could also be enjoined from further sales of its gemcitabine product until expiration of the ‘826 patent (November 2012).

Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market, and the marketing of, the generic oncolytic drug docetaxel. In the United States, Hospira was sued for patent infringement in the United States District Court for the District of Delaware: Aventis Pharma, S.A., et al. v. Hospira, Inc. (D. Del. 2008). The plaintiffs alleged that Hospira’s docetaxel products, if marketed in the U.S., would infringe U.S. patents 5,714,512 and 5,750,561. Plaintiff’s sought injunctive relief to prevent approval and marketing of Hospira’s products. A trial was held in this matter and on September 27, 2010, the U.S. District Court issued its decision in favor of Hospira, finding that the asserted claims of the patents were both invalid and unenforceable. Plaintiffs have appealed that decision to the United States Court of Appeals for the Federal Circuit.  Hospira is currently marketing and selling its docetaxel products. If the trial court decision is reversed and Hospira was ultimately found liable for patent infringement, the damages would generally be based on a reasonable royalty or the plaintiffs’ lost profits based on lost sales of the branded product. In the event of a reversal, Hospira could also be enjoined from further sales of its docetaxel products until expiration of one or both of the patents if they are held valid and enforceable.

Hospira is involved in two patent lawsuits concerning Hospira’s PrecedexTM (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (expires July 15, 2013) and 6,716,867 (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz has filed an abbreviated new drug application (“ANDA”) with the FDA for a generic version of PrecedexTM. Hospira seeks a judgment of infringement, injunctive relief and costs. The Sandoz’s ANDA has received tentative approval from the FDA. Pursuant to this litigation, a thirty-month stay of final approval is in place through January 28, 2012. The expiration of the stay does not prevent Hospira from seeking an injunction to block the launch of a generic product pending the resolution of the underlying litigation. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco’s “Paragraph IV” notice indicating that Caraco has filed an ANDA with the FDA for a generic version of PrecedexTM.  Hospira seeks a judgment of infringement, injunctive relief and costs.

Hospira is subject to certain regulatory matters. Regulatory matters may lead to voluntary or involuntary product recalls, injunctions to halt manufacture and distribution of products, monetary sanctions and other restrictions on operations.

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s reserves, which are not significant at March 31, 2011 and December 31, 2010, are the best estimate of loss, as defined by ASC Topic 450, “Contingencies” (“ASC 450”). Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 21 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five operating segments: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated U.S., Canada, and Latin America within the America’s reportable segment in accordance with the provisions of ASC Topic 280 “Segment Reporting”. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing services.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended March 31:

	Net Sales		Income (loss) from Operations
(dollars in millions)	2011	2010	2011	2010

Americas	$808.9	$815.8	$205.3	$246.7
EMEA	120.0	122.5	(8.0)	13.2
APAC	73.4	69.3	4.0	(3.1)

Total reportable segments	$1,002.3	$1,007.6	201.3	256.8

Corporate functions			(23.8)	(31.9)
Stock-based compensation			(13.7)	(17.3)
Income from operations			163.8	207.6
Interest expense and other income, net			(21.2)	(22.2)

Income before income taxes			$142.6	$185.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2010 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Product Development

Hospira’s product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira manages these product development programs and related costs through the following four categories: generic pharmaceuticals, biosimilars, proprietary pharmaceuticals and device products.  For purposes of reporting the generic pharmaceutical and biosimilar pipelines, Hospira considers a new compound to be introduced in one or more countries to be a “compound” in the pipeline.

Generic Pharmaceuctial Product Development.  As of March 31, 2011, Hospira’s generic pharmaceutical pipeline consisted of 45 compounds. In terms of therapeutic areas, more than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas. Of the pipeline’s compounds, 18 have been submitted to one or more regulatory agencies for approval. The applicable regulatory process could delay or prevent Hospira from offering certain of these compounds, or could increase the cost of development.

Biosimilar Product Development.  As of March 31, 2011, Hospira’s biosimilar pipeline consisted of 11 compounds. While guidelines have existed for the approval of biosimilars in the European Union for some time, the regulatory requirements for biosimilars in the U.S. and other countries are evolving. To date, the U.S. Food and Drug Administration (“FDA”) and many other regulatory agencies have not issued specific biosimilar guidance. The probability of success for Hospira’s biosimilar candidates will be impacted by any final regulations issued by these regulatory authorities. Hospira expects that the product development costs for each internally developed biosimilar candidate could be up to $100-$200 million per biosimilar over a 7 to 8 year period. Hospira has entered into agreements with other companies to share in the manufacturing and development of certain of these biosimilar candidates. This is in alignment with Hospira’s biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. However, the cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound, as well as any final guidance that is issued by the applicable regulatory authorities, which will dictate the amount and type of clinical trial work that will be necessary for regulatory approval. The final regulations could delay or prevent Hospira from offering certain of its proposed biosimilar candidates, or could increase the cost of developing such biosimilar candidates. There are no biosimilar candidates currently in Phase III development.

Proprietary Pharmaceutical Product Development.  As of March 31, 2011, Hospira has in development/co-development the following proprietary pharmaceutical products:

•                  PrecedexTM is a proprietary sedative.  Hospira is engaged in the following two development programs to expand the clinical use of this product:

•                  in 2007, Hospira completed its clinical program for the long-term use of PrecedexTM (greater than 24 hour infusion), and is in the process of responding to additional requests from the FDA; and

•                  in 2009, Hospira began clinical trials in its Phase III development for the use of PrecedexTM in the pediatric setting.

•                  POSIDURTM is a long-acting version of the anesthetic bupivacaine.  In 2010, Hospira entered into a licensing agreement with DURECT Corporation to develop and market DURECT’s POSIDURTM, which was under Phase III development at the time Hospira entered into the agreement.

•                  ATIRTM is a personalized hematology product designed for blood cancer patients in need of allogeneic bone marrow transplantation who cannot locate a matched donor.  In 2010, Hospira and Kiadis Pharma B.V. entered into a collaborative agreement to develop, license and commercialize ATIRTM, which was under Phase III development at the time Hospira entered into the agreement.

•                  Dyloject TM is a post-operative pain management drug currently awaiting FDA approval.  In 2010, Hospira received a complete response letter from the FDA regarding Dyloject TM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

Device Product Development.  Hospira’s key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems and developments in consumables.  In March 2011, Hospira submitted a 510(k) application with the FDA for modifications to its SymbiqTM infusion system.  Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) infusion pump clearances, which makes it difficult to project the timeline for FDA clearance of this SymbiqTM 510(k).

For information related to Hospira’s patents, see the section captioned “Patents, Trademarks and Other Intellectual Property” in Hospira’s 2010 Form 10-K. For further information related to certain of Hospira’s development agreements for biosimilars and proprietary pharmaceuticals, see the section captioned “Product Development and Manufacturing” and Note 4 to the financial statements in Hospira’s 2010 Form 10-K.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, other asset charges, exit costs, contract termination costs and gain on disposal of assets.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. During the three months ended March 31, 2011 and 2010, Hospira incurred pre-tax charges of $9.6 million and $(1.4) million, respectively, with $3.4 million and $2.8 million reported as restructuring costs, respectively. Hospira incurred aggregate charges related to these actions of $132.5 million on a pre-tax basis which was below the expected range of $140 million to $160 million, primarily related to lower employee-related benefit costs. Hospira incurred aggregate restructuring costs and other asset charges related to these actions of $72.0 million on a pre-tax basis, slightly higher than the expected range of $60 million to $70 million.

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million, comprised of initial cash proceeds of $62.6 million and an additional $6.7 million received in the first quarter of 2011. Hospira recognized a gain of $11.4 million on the disposal of the Wasserburg facility and is included in Restructuring, impairment and (gain) on disposition of assets, net in first quarter of 2010. Subsequent to the 2009 disposal of the manufacturing facility in Salisbury, Australia (“Salisbury”),

Hospira can receive contingent consideration based on sales for each year through 2015 which were estimated and accrued at the time of sale. In the first quarter of 2011, Hospira received $6.4 million related to the Salisbury disposal.

Hospira’s March 2009 Project Fuel announcement included the expectation that these actions would deliver annual pre-tax savings of approximately $8 million to $10 million in 2009, approximately $70 million to $80 million in 2010, and approximately $110 million to $140 million on an annualized run-rate basis thereafter.  To date, Hospira has achieved annual pre-tax savings within the stated ranges.

Facilities Optimization and Capacity Expansion

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. Hospira has completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the three months ended March 31, 2011 and 2010, Hospira incurred pre-tax charges of $1.1 million and $3.0 million, respectively, with $0.3 million and $1.0 million reported as restructuring costs, respectively. Hospira incurred aggregate charges related to this action of $42.5 million, within the expected range of $42 million to $45 million on a pre-tax basis. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million, at the lower end of the expected range of $28 million to $30 million.

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in India of specialty injectible manufacturing capacity utilizing the long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Approximately $125 million of primarily capital expenditures are expected in 2011.

Other restructuring

In addition to the significant programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations. During the three months ended March 31, 2011, Hospira incurred distributor contracts termination costs in the Americas segment of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for this action.

The net charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income line items included in Item 1 as follows:

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Cost of products sold	$5.8	$5.7
Restructuring, impairment and (gain) on disposition of assets, net	11.5	(7.6)
Research and development	—	0.2
Selling, general and administrative	1.2	3.3
Total net charges	$18.5	$1.6

As Hospira continues to consider each restructuring and optimization activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors. For further details regarding the impact of these continuous improvement activities, see Note 3 to the condensed consolidated financial statements included in Item 1.

Acquisitions

Javelin Pharma

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. The acquisition will enable Hospira to take advantage of operating synergies between Hospira’s PrecedexTM and Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. FDA approval. In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain. The impact, except for the acquisition costs of $7.9 million in 2010, of this acquisition was not significant to Hospira’s results of operations through March 31, 2011. The future impact of DylojectTM on Hospira depends on the various product development and commercialization efforts, and the timing of resolution of the regulatory process in connection therewith.

Hospira India Acquisition

In March 2010, Hospira Healthcare India Private Limited (“Hospira India”), a wholly owned subsidiary of Hospira, completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceutical Ltd. (“Orchid Pharma”) for $381 million. The acquisition included a beta-lactam antibiotic formulation manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Hospira incurred acquisition costs of $12.3 million in 2010.

Certain Quality and Product Related Matters

Warning Letter (April 2010)

In April 2010, Hospira received a Warning Letter from the FDA in connection with the FDA’s inspection of Hospira’s pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky Mount, North Carolina. In the Warning Letter, the FDA cited Current Good Manufacturing Practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserts other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. The Warning Letter asserts that some of the deficiencies were repeat observations from a prior inspection conducted in April 2009. The FDA did not believe that Hospira had identified the root cause(s) of the problems and had adequately resolved them. The Warning Letter also questioned whether Hospira’s interim plans ensured the quality of products that were manufactured at the facilities while implementing the corrective actions and validation activities.

Hospira has responded to the April 2010 Warning Letter and is working closely with the FDA to conclude these matters. As part of Hospira’s response, Hospira took immediate actions to address the FDA’s concerns, including recalling certain products manufactured at the Clayton and Rocky Mount facility. Hospira is also working with several third party experts to assist with the ongoing activities at both facilities. Hospira has implemented certain interim controls, including third party oversight, to ensure products manufactured at both facilities meet their specifications prior to release. Hospira has made significant progress on completing a comprehensive review of all its manufacturing operations to ensure compliance with applicable regulations. The Warning Letter does not restrict production or shipment of Hospira’s products from these facilities but Hospira is holding shipment of certain products pending its further investigation and discussions with the FDA. Hospira resumed shipment of certain products placed on voluntary shipping hold, but cannot predict when all products on voluntary hold will be reintroduced to the market.

In January 2011, the FDA conducted a follow-up inspection at the Clayton facility to evaluate Hospira’s corrective actions in response to items raised in the April 2010 Warning Letter. The FDA did not issue an Inspectional Observation (Form FDA 483) of any potentially objectionable conditions related to the Clayton inspection. The FDA has tentatively scheduled the follow-up inspection at the Rocky Mount facility to occur during the second quarter of 2011.

During 2010, Hospira incurred changes of $54.3 million related to the activities associated with the matters cited above for the Clayton and Rocky Mount facility as well as Hospira’s assessment of status of its quality operations on a holistic basis throughout its global manufacturing facilities. During 2011, Hospira continued to invest in quality operations throughout its global manufacturing facilities, however to remediate the specific matters cited above, the charges incurred were not significant during the three months ended March 31, 2011.

SymbiqTM Infusion Pumps

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

Hospira has submitted the appropriate applications for modifications to its SymbiqTM infusion system to regulatory agencies in various countries. On March 31, 2011, Hospira submitted a 510(k) application with the FDA for these modifications. The 510(k) application included software updates to further enhance the reliability of the infusion system, and to correct the recall issues impacting the device. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) infusion pump clearances, which makes it difficult to project the timeline for FDA clearance of this SymbiqTM update and Hospira is not able to predict the timeline for approval by the other regulatory agencies. New customer pump placements for SymbiqTM will remain on voluntary hold until Hospira receives the clearance from the applicable regulatory agencies. Further, costs for long-term solutions and product improvements will depend on various product development efforts and corresponding regulatory outcomes in connection therewith.

PlumTM Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a small number of customer reports associated with the Plum A+TM and XL family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira has notified customers of the corrective action plan to address this issue.  For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly which will need to be replaced.  For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time.  Plum XLTM customers are being asked to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM action has been classified as a Class II field recall and FDA is not requiring Hospira to remove any PlumTM pumps from the market or halt production. Hospira recognized a charge of $26 million for the estimated costs of the field recall during December 2010 and expects the remediation to extend through the remainder of 2011 and into the first half of 2012.

Regulatory Environment and Related Impact

These quality matters have impacted, and may impact further, Hospira’s ability to market and sell certain products including Hospira’s pumps and certain other products in all segments. Additionally, these quality matters have resulted in, and may further result in, higher customer backlog orders and penalties for failure to supply products.

The FDA’s Warning Letter is publicly available on the FDA’s website. Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA’s Warning Letter. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to pumps or the matters included in the Warning Letter. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Until the violations and other product matters are corrected, Hospira may be subject to additional regulatory actions by the FDA, including the withholding of approval of new drug applications, product seizure, injunction, and/or civil monetary penalties.

Changes in and stricter enforcement of the laws and regulations impacting Hospira’s industry may result in changes to customer buying patterns, increased investment in quality systems and personnel and additional on-market remediation activities being classified as recalls, including improvement related activities that are deemed by regulatory agencies to reduce the risk to health posed by the products. Any such additional actions, or further adverse developments, could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that regulatory agencies or customers will be satisfied with Hospira’s response and corrective actions.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with companies with branded products over our efforts to market generic pharmaceutical products. In March 2011, Hospira received final FDA approval in the U.S. and launched an oncolytic drug docetaxel (a generic version of Sanofi-Aventis’s Taxotere®) that is the subject of ongoing patent litigation. Additionally, Hospira received final approval in the U.S. and launched in November 2010 a 2 gram freeze dried powder presentation of gemcitabine (a generic version of Eli Lilly’s Gemzar®), that is subject to ongoing patent litigation. If Hospira’s products are ultimately found to infringe the patent rights of another company, Hospira may be subject to significant damages, which may be based on a reasonable royalty or on the lost profits from the sale of the branded product and/or an injunction preventing Hospira from further sales.

For further details regarding Hospira’s PrecedexTM patents and related litigation, see Note 20 to the condensed consolidated financial statements included in Item 1.

Results of operations for the three months ended March 31, 2011 compared to March 31, 2010

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2011	2010	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$511.3	$483.9	5.7%	5.2%
Medication Management	196.0	206.5	(5.1)%	(6.0)%
Other Pharma	101.6	125.4	(19.0)%	(19.1)%
Total Americas	808.9	815.8	(0.8)%	(1.4)%

Europe, Middle East & Africa (“EMEA”)—
Specialty Injectable Pharmaceuticals	68.5	69.9	(2.0)%	(2.6)%
Medication Management	33.8	34.0	(0.6)%	—%
Other Pharma	17.7	18.6	(4.8)%	(5.9)%
Total EMEA	120.0	122.5	(2.0)%	(2.4)%

Asia Pacific (“APAC”)—
Specialty Injectable Pharmaceuticals	58.8	57.6	2.1%	(5.6)%
Medication Management	10.4	9.6	8.3%	(1.0)%
Other Pharma	4.2	2.1	100.0%	76.2%
Total APAC	73.4	69.3	5.9%	(2.5)%

Net Sales	$1,002.3	$1,007.6	(0.5)%	(1.6)%

Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing services.

(1)  The comparisons at constant currency rates reflect comparative local currency balances at prior periods’ foreign exchange rates. Hospira calculated these percentages by taking current period reported net sales less the respective prior period reported net sales, divided by the prior period reported net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of our change in net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Net sales decreased 0.5%, or 1.6% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment decreased 0.8%, or 1.4% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the launch of generic docetaxel during the first quarter 2011, the launch of generic meropenem and piperacillin and tazobactam in mid and late 2010, and continued volume growth of Hospira’s proprietary sedation drug, PrecedexTM. The first quarter of 2010 included the net sales impact of generic oxaliplatin in the U.S. for which Hospira temporarily exited from this market in mid-2010. Net sales in Medication Management were lower due to decreased sales volumes for SymbiqTM resulting from shipment hold and PlumTM infusion pumps; partly offset by higher sales of dedicated administration sets. Net sales in Other Pharma decreased due to lower volumes for solution products and contract manufacturing service due to the timing of customer orders.

EMEA

Net sales in the EMEA segment decreased 2.0%, or 2.4% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased due to expected price and volume decreases resulting from competition for certain existing oncology products, offset by continued strong sales volume of the biosimilar, RetacritTM and launch of generic meropenem.  Medication Management net sales were flat with increased volumes in dedicated administration sets offset by lower volume of gravity administration sets. Net Sales in Other Pharma decreased due to lower volumes for contract manufacturing.

APAC

Net sales in the APAC segment increased 5.9%, but decreased 2.5% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased on a constant currency basis due to the timing of customers orders in the first quarter of 2010, partially offset by increased volumes for PrecedexTM and generic docetaxel in 2011. Medication Management net sales decreased slightly on a constant currency basis due to lower volume of other device products partially offset by higher volumes in dedicated administration sets. Net Sales in Other Pharma increased due to higher volumes for contract manufacturing.

Gross Profit (Net sales less Cost of product sold)

Three months ended March 31 (dollars in millions)	2011	2010	Percent change
Gross profit	$399.1	$430.3	(7.3)%
As a percent of net sales	39.8%	42.7%

Gross profit decreased $31.2 million, or 7.3%, for the three months ended March 31, 2011, compared with the same period in 2010.

The gross profit decrease is primarily the result of product mix including the net sales impact of generic oxaliplatin in the U.S. for which Hospira temporarily exited from this market in mid-2010, partly offset by the launch of generic docetaxel in the U.S. in 2011. A portion of the profit margin generated by sales of generic docetaxel was recorded in Equity income from affiliates, net as the product is sourced from Hospira’s joint venture. Further, cost reductions associated with Project Fuel initiatives contributed to net manufacturing efficiency gains.

Restructuring, Impairment and (gain) on disposition of assets, net

Three months ended March 31 (dollars in millions)	2011	2010	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$13.2	$(7.6)	(273.7)%
As a percent of net sales	1.3%	(0.8)%

Restructuring, impairment and (gain) on disposition of assets, net expense was $13.2 million for the three months ended March 31, 2011, compared with $7.6 million of income for the same period in 2010. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $3.8 million for the three months ended March 31, 2010. The increase in 2011 is primarily due to distributor contract termination costs incurred of $7.8 million for restructuring of certain Latin America operations.

Research and Development

Three months ended March 31 (dollars in millions)	2011	2010	Percent change
Research and development	$56.9	$51.7	10.1%
As a percent of net sales	5.7%	5.1%

Research and development increased $5.2 million, or 10.1%, for the three months ended March 31, 2011, compared with the same period in 2010. The increase primarily related to certain spending on clinical trials for biosimilar and proprietary pharmaceutical product development.

Selling, General and Administrative

Three months ended March 31 (dollars in millions)	2011	2010	Percent change
Selling, general and administrative	$165.2	$178.6	(7.5)%
As a percent of net sales	16.5%	17.7%

Selling, general and administrative decreased $13.4 million, or (7.5%), for the three months ended March 31, 2011, compared with the same period in 2010. The decrease was primarily due to acquisition and integration charges in 2010 associated with the acquisition by Hospira India, lower costs associated with Project Fuel initiatives, and lower stock based and incentive compensation. The decrease was partially offset by higher consulting and legal fees and an increase in bad debt expense primarily in EMEA.

Interest Expense and Other Income, Net

Hospira incurred interest expense of $23.4 million for the three months ended March 31, 2011 which is consistent with the same period in 2010. Other income, net, was $2.2 million for the three months ended March 31, 2011 compared to $1.2 million for the three months ended March 31, 2010.

Income Tax Expense

The effective tax rate was 6.9% for the three months ended March 31, 2011, compared to 23.8% for the same period in 2010. During the three months ended March 31, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement resulted in a $19.7 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the three months ended March 31, 2011 was 20.8%.  For the three months ended March 31, 2010, the effective tax rate was higher as a result of certain expired U.S. tax laws. These tax laws were retroactively reinstated in December 2010. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

The IRS has commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months, accordingly, a change in unrecognized tax benefits may occur.

Equity Income From Affiliates, Net

Equity income from affiliates of $17.2 million increased during 2011, primarily due to income from Hospira’s joint venture associated with the launch of generic docetaxel during the first quarter of 2011.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, certain acquisitions, capital expenditures and repay debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in continuous improvement activities for the foreseeable future.

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

Hospira has incurred and may incur further charges related to certain quality and product related matters that will require cash outflows in the future. These matters are further discussed under the section “Certain Quality and Product Related Matters” in Item 2. Hospira currently believes current capital resources will be sufficient to fund development costs and charges associated therewith.

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in India of specialty injectible manufacturing capacity utilizing the long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Approximately $125 million of primarily capital expenditures are expected in 2011.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. Hospira is considering repurchasing shares under this authorization which will depend on various factors such as levels of cash generation from operations, current stock price and other factors.

Summary of Cash Flows

	Three Months Ended March 31,
(dollars in millions)	2011	2010
Cash flow provided by (used in):
Operating activities	$6.1	$(5.7)
Investing activities	(51.4)	$(367.7)
Financing activities	31.8	75.3

Cash flows from operating activities increased for the three months ended March 31, 2011, compared with the same period in 2010. Changes related to operating assets and liabilities were primarily due to account receivables, chargebacks, and sales rebates in 2011. Further, income taxes refunds in 2011 compared to payments in 2010 and lower payments of employee related liabilities contributed to the increase in operating cash flows. These improvements were offset by higher inventory levels related to increased cycle times and new products launched with regulatory approval in 2010 and 2011.

Cash flows used in investing activities decreased during the three months ended March 31, 2011, primarily due to a cash payment of $381.0 for the acquisition by Hospira India of an generic injectable pharmaceutical business during 2010.  Capital expenditures increased $21.6 million compared to the prior period and the proceeds from dispositions decreased from the prior period due to the disposal of a facility in Wasserburg, Germany during 2010.

Cash flows provided by financing activities decreased during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to the decrease in proceeds from stock options exercised and related excess tax benefits.

Debt and Capital

Hospira has a $700.0 million unsecured revolving credit facility expiring in October 2012 under which no amounts are outstanding as of March 31, 2011.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2011, Hospira was in compliance with all applicable covenants.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2010 Form 10-K.  There have been no material changes to the short-term borrowing information provided in Hospira’s 2010 Form 10-K. The following table is a summary of information related to Hospira’s short-term borrowings:

(dollars in millions)	Revolver (1)	Other Borrowings
Three months ended March 31, 2011
Outstanding balance at period end	$—	$34.9
Weighted average interest rate at period end	—%	11.3%
Average monthly balance during the period end	$—	$33.0
Weighted average interest rate during the period end	—%	10.9%
Maximum month-end balance during the period end	$—	$34.9

(1)             During the three months ended March 31, 2011, Hospira had no borrowed any amounts under the Revolver.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2010 Form 10-K, except that Hospira began expansion in India of specialty injectible manufacturing capacity utilizing the long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Approximately $125 million of primarily capital expenditures are expected in 2011.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to the company’s consolidated financial statements, which are included in Hospira’s 2010 Form 10-K. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7 in the 2010 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at March 31, 2011 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of ($0.8) million would increase by ($1.3) million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at March 31, 2011 by replacing the actual exchange rates at March 31, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

As part of its risk management program, Hospira performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates associated with outstanding interest rates swap contracts. A 10 basis-point increase in benchmark interest rates affecting Hospira’s $400.0 million notional interest rate swap contracts would have an immaterial effect on the annual earnings over the term of the related instruments.

There have been no material changes to the information provided in Item 7A to Hospira’s 2010 Form 10-K.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures.  Chief Executive Officer, F. Michael Ball, and Chief Financial Officer, Thomas E. Werner, evaluated the effectiveness of Hospira’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and concluded that Hospira’s disclosure controls and procedures were effective.

Changes in internal controls.  During the first quarter of 2011, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 20 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1-January 31, 2011	3,696	$55.49	—	$—
February 1-February 28, 2011	227,723	$54.28	220,931	$—
March 1-March 31, 2011	6,248	$54.09	—	$—
Total	237,667	$54.29	220,931	$—

(1)             These shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options. For further details regarding employee stock options, see Note 19 to the condensed consolidated financial statements included in Part I Item 1. These shares include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan — 750 in January, 2,200 in February, and 800 in March.

(2)             In February 2006, Hospira’s Board of Directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In December 2010, Hospira entered into an accelerated share repurchase agreement (“ASR”) contract with a third party financial institution to repurchase $50.0 million of Hospira’s common stock. Under the ASR, Hospira received 0.7 million shares in December 2010 based on seventy-five percent of the $50.0 million repurchased on the trade date, with the remaining 0.2 million shares delivered in February of 2011. In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. Hospira is considering repurchasing shares under this authorization which will depend on various factors such as levels of cash generation from operations, current stock price and other factors.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: April 26, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Non-Qualified Option Terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 24, 2011.*

10.2

Letter from the Company to F. Michael Ball related to his employment (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.3

Form of Award Agreements for F. Michael Ball, including the Non-Qualified Stock Option Terms, Performance Share Unit Agreement, and Performance Share Unit Program Description (attached as Enclosures 3(a), 3(c), and 3(d) filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference). *

10.4

Form of Agreement between Hospira, Inc. and F. Michael Ball regarding Change in Control (attached as Enclosure 4 filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference). *

10.5	Form of Restricted Stock Agreement between Hospira, Inc. and F. Michael Ball.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 26, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income, (ii) condensed consolidated statements of cash flows, (iii)  condensed consolidated balance sheets, (iv)   condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the consolidated financial statements.

*	Management compensatory plan or arrangement.