Form 10-Q
period 2011-06-30
HOSPIRA INC
filed 2011-07-27
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 21, 2011, Registrant had outstanding 164,869,397 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,064.1	$968.2	$2,066.4	$1,975.8

Cost of products sold	650.7	599.0	1,253.9	1,176.3
Restructuring, impairment and (gain) on disposition of assets, net	1.5	2.6	14.7	(5.0)
Research and development	65.8	80.4	122.7	132.1
Selling, general and administrative	155.6	169.9	320.8	348.5
Total operating costs and expenses	873.6	851.9	1,712.1	1,651.9
Income From Operations	190.5	116.3	354.3	323.9

Interest expense	23.9	24.2	47.3	47.6
Other income, net	(2.0)	(0.3)	(4.2)	(1.5)
Income Before Income Taxes	168.6	92.4	311.2	277.8

Income tax expense	36.7	9.4	46.6	53.6
Equity income from affiliates, net	(11.7)	(0.5)	(28.9)	(1.0)
Net Income	$143.6	$83.5	$293.5	$225.2

Earnings Per Common Share:
Basic	$0.86	$0.50	$1.76	$1.36
Diluted	$0.85	$0.49	$1.73	$1.34
Weighted Average Common Shares Outstanding:
Basic	166.1	165.8	166.5	165.0
Diluted	169.0	169.1	169.6	168.5

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes $0.0 million	$52.2	$(125.7)	$116.8	$(134.3)
Pension liability adjustments, net of taxes $(1.0) million and $(0.7) million for the three months ended June 30, 2011 and 2010, respectively, and $(2.0) million and $(1.2) million for the six months ended June 30, 2011 and 2010, respectively	1.3	1.2	5.7	2.3
Unrealized (losses) gains on marketable equity securities, net of taxes $0.0 million	(2.4)	0.4	(2.7)	(1.3)
Reclassification of gains on terminated cash flow hedges, net of taxes $0.0 million and $(0.1) million for the three months ended June 30, 2011 and 2010, respectively, and $(0.1) million and $(0.2) million for the six months ended June 30, 2011 and 2010, respectively	0.1	0.1	0.3	0.3
Other comprehensive income (loss)	51.2	(124.0)	120.1	(133.0)
Net Income	143.6	83.5	293.5	225.2
Comprehensive Income (Loss)	$194.8	$(40.5)	$413.6	$92.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2011	2010
Cash Flow From Operating Activities:
Net income	$293.5	$225.2
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	81.7	79.9
Amortization of intangible assets	45.1	40.2
Stock-based compensation expense	23.0	27.8
Undistributed equity income from affiliates	(28.9)	(1.0)
Deferred income taxes and other tax adjustments	(24.6)	12.1
Impairment and other asset charges (benefits)	8.3	(5.9)
Gains on disposition of assets	—	(11.4)
Changes in assets and liabilities-
Trade receivables	29.1	(126.7)
Inventories	(173.6)	(41.9)
Prepaid expenses and other assets	(2.7)	(12.6)
Trade accounts payable	(44.9)	34.0
Other liabilities	43.9	(94.7)
Other, net	3.1	18.8
Net Cash Provided by Operating Activities	253.0	143.8
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(138.6)	(79.4)
Acquisitions, net of cash acquired	—	(397.7)
Purchases of intangibles and other investments	(4.2)	(11.2)
Proceeds from disposition of businesses and assets	13.3	62.6
Net Cash Used in Investing Activities	(129.5)	(425.7)
Cash Flow From Financing Activities:
Other borrowings, net	6.7	(3.5)
Common stock repurchased	(200.0)	—
Excess tax benefit from stock-based compensation arrangements	6.8	16.3
Proceeds from stock options exercised	44.0	112.4
Net Cash (Used in) Provided by Financing Activities	(142.5)	125.2
Effect of exchange rate changes on cash and cash equivalents	16.1	(6.0)
Net change in cash and cash equivalents	(2.9)	(162.7)
Cash and cash equivalents at beginning of period	604.3	946.0
Cash and cash equivalents at end of period	$601.4	$783.3

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$50.8	$50.3
Income taxes, net of refunds	$31.2	$70.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$601.4	$604.3
Trade receivables, less allowances of $10.8 in 2011 and $8.2 in 2010	593.8	605.0
Inventories	1,141.6	955.5
Deferred income taxes	149.0	165.2
Prepaid expenses	57.1	43.6
Other receivables	60.3	103.9
Total Current Assets	2,603.2	2,477.5
Property and equipment, net	1,346.0	1,279.2
Intangible assets, net	448.8	480.3
Goodwill	1,531.7	1,500.8
Deferred income taxes	216.5	178.8
Investments	91.1	64.7
Other assets	74.4	65.0
Total Assets	$6,311.7	$6,046.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$43.1	$33.5
Trade accounts payable	280.3	320.7
Salaries, wages and commissions	128.1	136.0
Other accrued liabilities	476.6	441.4
Total Current Liabilities	928.1	931.6
Long-term debt	1,716.4	1,714.4
Deferred income taxes	4.5	4.4
Post-retirement obligations and other long-term liabilities	189.0	212.4
Commitments and Contingencies
Total Shareholders’ Equity	3,473.7	3,183.5
Total Liabilities and Shareholders’ Equity	$6,311.7	$6,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income	Total
Balances at January 1, 2011	166.7	$1.8	$(399.8)	$1,641.9	$1,897.3	$42.3	$3,183.5
Net income	—	—	—	—	293.5	—	293.5
Other comprehensive income	—	—	—	—	—	120.1	120.1
Common stock repurchases	(3.4)	—	(200.0)	—	—	—	(200.0)
Changes in shareholders’ equity related to incentive stock programs	1.8	—	—	76.6	—	—	76.6
Balances at June 30, 2011	165.1	$1.8	$(599.8)	$1,718.5	$2,190.8	$162.4	$3,473.7

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

Certain prior year amounts have been reclassified to conform to the current year presentation. During 2011, Hospira reclassified income that was previously reported in Other income, net to Equity income from affiliates, net line item on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss). In addition, Hospira reclassified cash flows from operating activities that were previously reported in Other, net to Undistributed equity income from affiliates line item on the Condensed Consolidated Statements of Cash Flows. See Note 5 for additional details related to Equity income from affiliates. Further, Hospira reclassified Comprehensive Income (Loss) and Other comprehensive income (loss) and related components, previously disclosed in the Notes to Condensed Consolidated Financial Statements, to the Condensed Consolidated Statements of Comprehensive Income (Loss). Lastly, Hospira reclassified various line items on the Condensed Consolidated Balance Sheets, primarily Goodwill, Deferred income taxes and Intangible assets, net as of December 31, 2010. These reclassifications related to the measurement period adjustments for the finalized purchase price allocation. See Note 2 for additional details.  The reclassifications did not affect net income, cash flows from operations or shareholders’ equity.

Recently Issued and Adoption of New Accounting Standards

In June 2011, Hospira adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income in U.S. GAAP” (“ASU No. 2011-05”). ASU No. 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The ASU also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU No. 2011-04”).  ASU No. 2011-04 amends the wording used to describe many of the requirements for measuring fair value to achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is effective for calendar years beginning after December 15, 2011. Early adoption is prohibited. Hospira is currently evaluating the potential impact of ASU No. 2011-04 on the financial statements and related disclosures but does not anticipate a material impact to Hospira.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”). ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. The ASU also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. Hospira adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In December 2010, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720), “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU No. 2010-27”). ASU No. 2010-27 specifies the accounting for annual fees imposed on the pharmaceutical manufacturing industry by the Patient Protection and Affordable Care Acts as amended by the Health Care and Education Reconciliation Act (collectively, the “Acts”). The ASU specifies that a liability for the fee should be estimated and recorded in full upon the first qualifying sale with deferred costs amortized to expense on a straight-line basis, unless another method of allocation is more appropriate. ASU No. 2010-27 is effective for calendar years beginning after December 31, 2010. Hospira adopted the provisions of ASU No. 2010-27 on January 1, 2011. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Significant Accounting Policies - Revenue Recognition

Chargebacks

Hospira’s accounting policy for revenue recognition including a description of chargebacks (estimated payments to wholesalers for honoring contracted prices to end customers) is included in Note 1 — Summary of Significant Accounting Policies in Hospira’s 2010 Form 10-K. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargeback may differ from estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Sales of Hospira’s generic oncolytic product docetaxel, launched in the United States (“U.S.”) in March 2011, are subject to chargebacks and contributed to the increase of the chargeback accrual from December 31, 2010 to June 30, 2011. Generally, generic product launch sales have a higher degree of end customer price movement, which may be greater than 80% from the end customer price prior to generic introduction, as additional competitors enter the market. A five percent decrease in the end customer contract prices for docetaxel sales subject to chargebacks at June 30, 2011 could decrease net sales and income before income taxes by approximately $4 million.

The following table is a rollforward of Hospira’s total chargeback accrual for all products, including docetaxel, for the six months ended June 30, 2011.

(dollars in millions)
Balances at January 1, 2011	$129.7
Provisions	624.9
Payments and releases (1)	(553.8)
Balances at June 30, 2011	$200.8

(1) During the quarter ended June 30, 2011 Hospira released $19.5 million for a portion of the chargeback accrual relating to the quarter ended March 31, 2011 for docetaxel product sales, as the expected rate of price decrease was less than estimated.

Note 2 — Business Acquisition

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. The acquisition will enable Hospira to take advantage of operating synergies between Hospira’s PrecedexTM and Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. Food and Drug Administration (“FDA”) approval. The impact, except for the acquisition costs of $7.9 million in 2010, of this acquisition was not significant to Hospira’s results of operations through June 30, 2011.

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

During the second quarter of 2011, Hospira finalized the allocation of the purchase price based on the assets acquired and liabilities assumed at their respective fair values on the acquisition date of July 2, 2010. Upon finalization, Hospira adjusted the preliminary values assigned based on additional information primarily for a product particulate issue which existed at the acquisition date. The opening balance sheet has been adjusted to reflect these changes, inclusive of previous adjustments since the acquisition date. The aggregate adjustments included an increase to goodwill of $72.8 million, an increase to deferred income taxes, net of $43.7 million, a decrease to in-process research and development (“IPR&D”) of $114.2 million and a decrease to intangible assets of $2.3 million.

The final allocation of the purchase price is as follows:

(dollars in millions)
Intangible assets	$4.5
IPR&D	7.3
Goodwill	97.8
Deferred income taxes, net	57.1
Other liabilities, net	(4.8)
Total allocation of purchase price	$161.9

The $4.5 million of acquired intangible assets includes developed product rights that will be amortized over their estimated useful lives (10 years). The $7.3 million of IPR&D is being accounted for as an indefinite-lived intangible asset until resolution of the particulate matter, regulatory approval or discontinuation. Upon successful resolution of the particulate matter and regulatory approval of the product, Hospira will make a determination as to the useful life of the IPR&D intangible asset and begin amortization. The majority of goodwill, $97.8 million, was assigned to the U.S., Canada, and Latin America (“Americas”) segment. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

Note 3 — Restructuring Actions

As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, other asset charges, exit costs, contract termination costs and gain on disposal of assets.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate restructuring costs and other asset charges related to these actions of $72.0 million on a pre-tax basis.

The following summarizes the Project Fuel pre-tax restructuring costs and inventory charges (included in Cost of products sold):

	Restructuring costs
	Aggregate	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	to date	2011	2010	2011	2010
Americas	$29.1	$—	$1.3	$1.7	$3.2
Europe, Middle East & Africa (“EMEA”)	7.8	—	0.5	1.1	1.1
Asia Pacific (“APAC”)	5.1	—	0.4	0.6	0.7
Total	$42.0	$—	$2.2	$3.4	$5.0

	Inventory charges
	Aggregate	Three months ended June 30,		Six months ended June 30,
(dollars in millions)	to date	2011	2010	2011	2010
Americas	$19.3	$—	$(3.3)	$5.0	$(5.9)
EMEA	6.4	—	—	0.4	—
APAC	4.3	—	—	(0.3)	—
Total	$30.0	$—	$(3.3)	$5.1	$(5.9)

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million, comprised of initial cash proceeds of $62.6 million and an additional $6.7 million received in the first quarter of 2011. Hospira recognized a gain of $11.4 million on the disposal of the Wasserburg facility which is included in Restructuring, impairment and (gain) on disposition of assets, net in the first quarter of 2010.

The following summarizes the Project Fuel restructuring activity for 2011:

	Employee-Related
(dollars in millions)	Benefit Costs	Other	Total
Balance at January 1, 2011	$1.8	$3.4	$5.2
Costs incurred	3.0	0.4	3.4
Payments	(3.2)	(1.0)	(4.2)
Non cash items	—	(0.4)	(0.4)
Balance at June 30, 2011	$1.6	$2.4	$4.0

Facilities Optimization

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the three months ended June 30, 2011 and 2010, Hospira incurred in the Americas segment pre-tax restructuring costs of $0.0 million and $0.4 million, respectively. During the six months ended June 30, 2011 and 2010, Hospira incurred in the Americas segment pre-tax restructuring costs of $0.3 million and $1.4 million, respectively. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment.

The following summarizes the Facilities Optimization for Morgan Hill, California restructuring activity for 2011:

Employee-Related
(dollars in millions)	Benefit Costs
Balance at January 1, 2011	$6.0
Costs incurred	0.3
Payments	(4.7)
Balance at June 30, 2011	$1.6

Other Restructuring

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring actions for specific operations. During the three months ended March 31, 2011, Hospira incurred costs to terminate distributor contracts in the Americas segment of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for these actions.

Note 4 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. Hospira has numerous collaborative arrangements, none of which individually or in the aggregate have had material changes or activity during the six months ended June 30, 2011. For a more detailed description of Hospira’s collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2010 Form 10-K.

Note 5 — Investments

Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards. Hospira has a 50% ownership in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”), in addition to other equity investments. During the three and six months ended June 30, 2011, Equity income from affiliates, net, including the ZHOPL equity investment, was $11.7 million and $28.9 million, respectively, primarily due to the launch in 2011 of docetaxel, the majority of which was sourced from ZHOPL.

Note 6 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	June 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.6	$—	$2.6	$—
Interest rate swap contracts	6.9	—	6.9	—
Available-for-sale marketable equity securities	19.6	19.6	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	2.1	—	2.1	—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.4	$—	$2.4	$—
Interest rate swap contracts	1.5	—	1.5	—
Available-for-sale marketable equity securities	21.9	21.9	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	2.5	—	2.5	—

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of cash and cash equivalents, which include money market fund instruments, approximate their carrying value due to their short-term nature, and are within Level 1 of the fair value hierarchy. The fair value of the Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value.

The carrying values of certain financial instruments, including primarily accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature.  The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	June 30, 2011		December 31, 2010
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes (1)	$1,700.0	$1,829.8	$1,700.0	$1,824.0

(1) The carrying value and fair value excludes the interest rate swaps fair value adjustments.  See Note 7 for further details.

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

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Condensed Consolidated Balance Sheet Presentation	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$2.6	$2.4
	Other accrued liabilities	2.1	2.5

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	0.7	0.2
	Other assets	6.2	1.3

The impact on earnings from derivatives activity was as follows:

	Presentation of Gain (Loss) Recognized	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	on Derivatives	2011	2010	2011	2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other (income) expense, net	$4.4	$(6.6)	$2.4	$(0.3)

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	1.4	1.8	3.0	4.4

Note 8 — Inventories

Inventories consist of the following:

	June 30,	December 31,
(dollars in millions)	2011	2010
Finished products	$560.6	$495.1
Work in process	277.9	194.3
Materials	303.1	266.1
Total inventories	$1,141.6	$955.5

Note 9 — Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2011	2010
Property and equipment, at cost	$2,803.1	$2,690.2
Accumulated depreciation	(1,457.1)	(1,411.0)
Total property and equipment, net	$1,346.0	$1,279.2

Note 10 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at December 31, 2010	$1,500.8	480.3
Acquisitions	—	1.9
Amortization	—	(45.1)
Impairments	—	(3.2)
Currency translation effect and other	30.9	14.9
Balance at June 30, 2011	$1,531.7	$448.8

During the six months ended June 30, 2011, Hospira recorded impairment charges of $3.2 million primarily in the Americas reporting segment, including $1.7 million related to IPR&D, due to delays in various product launch dates, and $1.5 million related to the discontinuation of a medication management product. The impairment charges were based on internal discounted cash flow analysis, a non-recurring Level 3 fair value measurement, and were included in Restructuring, impairment and (gain) on disposition of assets, net.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. Intangible asset amortization expense was $22.9 million and $18.7 million for the three months ended June 30, 2011 and 2010, respectively. Intangible asset amortization expense was $45.1 million and $40.2 million for the six months ended June 30, 2011 and 2010, respectively. Intangible asset amortization is estimated at $41.3 million for the remainder of 2011, $70.0 million for 2012, $68.5 million for 2013, $57.7 million for 2014, and $47.1 million for 2015.

Intangible assets, net consist of the following:

	June 30, 2011			December 31, 2010
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights and other	$679.8	$(291.3)	$388.5	$655.3	$(240.4)	$414.9
Customer relationships	32.7	(13.4)	19.3	31.8	(11.0)	20.8
IPR&D	20.4	—	20.4	22.1	—	22.1
Technology	32.3	(11.7)	20.6	34.0	(11.5)	22.5
	$765.2	$(316.4)	$448.8	$743.2	$(262.9)	$480.3

Note 11 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

(dollars in millions)	June 30, 2011	December 31, 2010
Minimum lease payments receivables	$18.5	$23.4
Unearned interest income	(2.3)	(3.0)
Net investment in sales-type leases	16.2	20.4
Current portion (1)	(6.3)	(7.6)
Net investment in sales-type leases, less current portion (1)	$9.9	$12.8

(1)        The current and long-term portions were recorded in Trade receivables and Other assets, respectively, in the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of June 30, 2011 and December 31, 2010, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 12 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2011	2010
Accrued rebates	$141.1	$137.0
All other	335.5	304.4
Total Other accrued liabilities	$476.6	$441.4

Note 13 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans were as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Service cost for benefits earned during the period	$0.3	$0.3	$0.6	$0.5
Interest cost on projected benefit obligations	6.4	6.3	12.8	12.6
Expected return on plans’ assets	(8.6)	(7.4)	(17.2)	(14.8)
Net amortization	2.6	1.6	5.2	3.2
Net cost	$0.7	$0.8	$1.4	$1.5

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Service cost for benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligations	0.7	0.8	1.4	1.6
Expected return on plans’ assets	—	—	—	—
Net amortization	0.1	0.2	0.2	0.4
Net cost	$0.8	$1.0	$1.6	$2.0

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

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended June 30, 2011 and 2010 were $8.6 million and $8.4 million, respectively. For the six months ended June 30, 2011 and 2010, expenses were $16.6 million and $16.8 million, respectively.

Note 14 — Short-term Borrowings and Long-term Debt

Hospira has a $700.0 million unsecured revolving credit facility expiring in October 2012 under which no amounts are outstanding as of June 30, 2011.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2011, Hospira was in compliance with all applicable covenants.

In July 2011, Hospira terminated all existing interest rate swap contracts with a total notional amount of $400.0 million, which had effectively converted the debt from fixed to variable rate debt. As a result of the swap terminations, in July 2011, Hospira received $9.0 million in cash, including accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts will be deferred and amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts will be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There were no penalties associated with the termination of the interest rate swap agreements.

Note 15 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

During the six months ended June 30, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million was recognized in the results for the six months ended June 30, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts. The IRS has commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns during the six months ended June 30, 2011.

Hospira remains open to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2005 forward in Canada, for years 2006 forward for Italy, for years 2007 forward for Australia, and for years 2008 forward for the U.S. and United Kingdom. In addition, various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Note 16 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2011 and December 31, 2010, 177.6 million and 175.9 million common shares were issued and 165.1 million and 166.7 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s Board of Directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In December 2010, Hospira entered into an accelerated share repurchase (“ASR”) contract with a third party financial institution to repurchase $50.0 million of Hospira’s common stock. Under the ASR, Hospira received 0.7 million shares in December 2010 based on seventy-five percent of the $50.0 million repurchased on the trade date, with the remaining 0.2 million shares delivered in February of 2011. In the aggregate, Hospira repurchased 9.4 million shares for approximately $400.0 million completing the 2006 board authorization.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In April and May 2011, Hospira entered into ASR contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 2.7 million shares based on seventy-five percent of the $200.0 million repurchased on the trade date, with the remaining shares to be delivered over the next three months subject to adjustment based on the average stock price during the period. The ASR contracts were completed in June and July, and Hospira received incremental 0.5 million and 0.5 million shares, respectively. Hospira from time to time may repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, current stock price and other factors.

Note 17 — Accumulated Other Comprehensive Income, net of tax

Accumulated other comprehensive income, net of taxes, consists of the following:

	June 30,	December 31,
(dollars in millions)	2011	2010
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$252.7	$135.9
Cumulative retirement plans unrealized losses, net of taxes $64.6 million and $66.6 million, respectively	(103.1)	(108.8)
Cumulative unrealized gains on marketable equity securities, net of taxes $0.0	12.3	15.0
Cumulative gains on terminated cash flow hedges, net of taxes $(0.3) million and $(0.2) million, respectively	0.5	0.2
Accumulated Other Comprehensive Income	$162.4	$42.3

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

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2011	2010	2011	2010
Weighted average basic common shares outstanding	166.1	165.8	166.5	165.0
Incremental shares outstanding related to stock-based awards	2.9	3.3	3.1	3.5
Weighted average dilutive common shares outstanding	169.0	169.1	169.6	168.5

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 2.0 million and 0.6 million for the three and six months ended June 30, 2011, respectively, and 2.5 million and 0.7 million for the three and six months ended June 30, 2010, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 19 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $9.3 million and $10.5 million was recognized for the three months ended June 30, 2011 and 2010, respectively. The related income tax benefit recognized was $3.4 million and $3.6 million for the three months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense of $23.0 million and $27.8 million was recognized for the six months ended June 30, 2011 and 2010, respectively. The related income tax benefit recognized was $8.1 million and $9.4 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $69.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

In February 2011, 1.4 million options were granted to certain employees for the 2011 annual stock option grant. For the six months ended June 30, 2011, an additional 0.2 million options were granted. These options were awarded at the fair market value at the time of grant, generally vest over three to four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volatility	29.3%	30.2%	29.3%	30.2%
Expected life (years)	4.1	2.8	4.8	4.6
Risk-free interest rate	1.7%	1.3%	2.2%	2.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$13.58	$11.31	$15.33	$14.40

Performance Share Awards

During the first quarter of 2011, 250,985 performance share awards were granted to key members of management. The performance share awards vest at the end of the three-year performance cycle. The 2011 performance share awards were based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the performance cycle the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants, were as follows:

	2011	2010
Volatility	34.7%	36.2%
Risk-free interest rate	1.2%	1.4%
Dividend yield	0.0%	0.0%
Fair value per performance share	$61.64	$69.43

Restricted Stock

During the first quarter of 2011, 109,308 restricted stock awards were granted to a key member of management. Hospira issues restricted stock with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted stock granted during the first quarter of 2011 was $55.20 per grant.

Note 20 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” Trial of this matter has concluded. On April 22, 2010, the court issued a ruling in favor of Hospira and Abbott on all counts. Plaintiffs have appealed that verdict. On June 6, 2011 the appeal was argued before the United States Court of Appeals for the Seventh Circuit.  We are awaiting a decision on the appeal.  In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market, and the marketing of, the generic oncology drug gemcitabine.  In September 2006, in the United States, Mayne Pharma Limited (now Hospira Australia Pty Ltd.) and Mayne Pharma (USA) Inc. (now Hospira Boulder, Inc.) were sued for patent infringement in the United States District Court for the Southern District of Indiana: Eli Lilly and Co. v. Mayne Pharma Ltd. et al., No. 06-cv-1558 (S.D. Ind. 2006). A second suit was filed in January 2008:  Eli Lilly and Co. v. Mayne Pharma Ltd. et al., No. 08-cv-0037 (S.D. Ind. 2008).  In March 2010, a third case was filed:  Eli Lilly and Co. v. Hospira, Inc., No. 10-cv-0346 (S.D. Ind. 2010). In each of the suits, plaintiffs alleged that Hospira’s gemcitabine drug products, if marketed in the U.S., would infringe U.S. patents 4,808,614 and 5,464,826. Plaintiff’s sought injunctive relief to prevent approval and marketing of Hospira’s products.

On August 17, 2009, the United States District Court for the Eastern District of Michigan invalidated the ‘826 patent in Sun Pharmaceutical Industries Ltd. v. Eli Lilly and Co., No. 07-cv-15087 (E.D. Mich. Aug. 17, 2009). That decision was upheld on appeal in July 28, 2010 (Sun Pharms. Indus. Ltd. v. Eli Lilly & Co., No. 2010-1105 (Fed. Cir. July 28, 2010)), and the matter is now concluded.  The ‘614 patent expired on May 15, 2010, and the additional six-month period of pediatric exclusivity ran out on November 15, 2010.  Hospira launched its 2 gram gemcitabine drug product that day. On September 30, 2010, Hospira filed an action in the Northern District of Illinois against Eli Lilly and Company, seeking a judicial declaration that the process used to manufacture Hospira’s gemcitabine drug products would not (and does not) infringe Lilly’s U.S. Patent No. 5,606,048.  Lilly did not assert infringement counterclaims in the Illinois action.  However, on January 20, 2011, Lilly filed a Complaint with the U.S. International Trade Commission under Section 227 of the Tariff Act of 1930, 19 U.S.C. § 1337, alleging that the importation into the United States, the sale for importation, or sale within the United States after importation of Hospira’s gemcitabine drug product would infringe one or more claims of the ‘048 patent. The Complaint sought an order excluding Hospira’s products from being imported into the United States. The Commission voted to open an investigation. The Notice of Investigation was published on March 23, 2011 (76 Fed. Reg. 16,445).  The Commission has set the matter for trial in January 2012. Hospira denies that the process used to manufacture its gemcitabine drug products infringes the ‘048 patent, and it intends to vigorously defend the action pending in the Commission and to continue prosecuting its action for declaratory relief in Illinois. Hospira is currently marketing and selling gemcitabine. If Hospira is ultimately found to infringe the ‘048 patent, the Commission could issue an order of exclusion that would prevent Hospira from importing its gemcitabine drug product.

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

Hospira is subject to certain regulatory matters. Regulatory matters may lead to voluntary or involuntary product recalls, injunctions to halt manufacture and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s reserves, which are not significant at June 30, 2011 and December 31, 2010, are the best estimate of loss, as defined by ASC Topic 450, “Contingencies” (“ASC 450”). Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended June 30:

	Three Months Ended June 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2011	2010	2011	2010

Americas	$843.1	$781.1	$213.2	$161.2
EMEA	134.6	120.8	(7.8)	(5.4)
APAC	86.4	66.3	9.9	10.0

Total reportable segments	$1,064.1	$968.2	215.3	165.8

Corporate functions			(15.5)	(39.0)
Stock-based compensation			(9.3)	(10.5)
Income from operations			190.5	116.3
Interest expense and other income, net			(21.9)	(23.9)

Income before income taxes			$168.6	$92.4

The table below presents information about Hospira’s reportable segments for the six months ended June 30:

	Six Months Ended June 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2011	2010	2011	2010

Americas	$1,652.0	$1,596.9	$418.5	$407.9
EMEA	254.6	243.3	(15.8)	7.8
APAC	159.8	135.6	13.9	6.9

Total reportable segments	$2,066.4	$1,975.8	416.6	422.6

Corporate functions			(39.3)	(70.9)
Stock-based compensation			(23.0)	(27.8)
Income from operations			354.3	323.9
Interest expense and other income, net			(43.1)	(46.1)

Income before income taxes			$311.2	$277.8

Entity wide disclosures:

Due to the acquisition in March 2010 of the generic injectable business of Orchid Chemicals and Pharmaceuticals Ltd. located in India and current year capacity expansion activities, long-lived assets in India were $163.8 million and $114.1 million as of June 30, 2011 and December 31, 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2010 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the report on Form 10-Q for the three month period ended March 31, 2011, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Generic Pharmaceutical Product Development.  As of June 30, 2011, Hospira’s generic pharmaceutical pipeline consisted of 45 compounds. In terms of therapeutic areas, more than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas. Of the pipeline’s compounds, 20 have been submitted to one or more regulatory agencies for approval. The applicable regulatory process could delay or prevent Hospira from offering certain of these compounds, or could increase the cost of development.

Biosimilar Product Development.  As of June 30, 2011, Hospira’s biosimilar pipeline (including co-developed biosimilars) consisted of 11 compounds. While guidelines have existed for the approval of biosimilars in the European Union for some time, the regulatory requirements for biosimilars in the United States (“U.S.”) and other countries are evolving. To date, the U.S. Food and Drug Administration (“FDA”) and many other regulatory agencies have not issued specific biosimilar guidance. The costs of development and approval along with the probability of success for Hospira’s biosimilar candidates will be impacted by any final regulations issued by these regulatory authorities. Hospira expects that the product development costs for each internally developed biosimilar candidate could be up to $100-$200 million per biosimilar over a 7 to 8 year period. Hospira has entered into agreements with other companies to share in the manufacturing and development of certain of these biosimilar candidates. This is in alignment with Hospira’s biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. However, the cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound, as well as any final guidance that is issued by the applicable regulatory authorities, which will dictate the amount and type of clinical trial work that will be necessary for regulatory approval. The final regulations could delay or prevent Hospira from offering certain of its proposed biosimilar candidates, or could increase the cost of developing such biosimilar candidates. There are no internally developed biosimilar candidates currently in Phase III development.

Proprietary Pharmaceutical Product Development.  As of June 30, 2011, Hospira has in development/co-development the following proprietary pharmaceutical products:

•                  PrecedexTM is a proprietary sedative.  Hospira is engaged in the following development programs to expand the clinical use of this product:

•                  in 2007, Hospira completed its clinical program for the long-term use of PrecedexTM (greater than 24 hour infusion), and is in the process of responding to additional requests from the FDA based on this data as well as additional long-term treatment data while it has achieved approval of this indication in certain markets outside the U.S.; and

•                  in 2009, Hospira began clinical trials in its Phase III development for the use of PrecedexTM in the pediatric setting.

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

Device Product Development.  Hospira’s key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems and developments in consumables.  In March 2011, Hospira submitted a 510 (k) application with the FDA for modifications to its SymbiqTM infusion system.  In May 2011, the FDA responded to the 510(k) application with clarifying questions, which are currently being reviewed by Hospira. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) infusion pump clearances, which makes it difficult to project the timeline for FDA clearance of this SymbiqTM 510(k).

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

Research and development (“R&D”) spending includes costs identifiable to specific projects, general costs which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. The costs identifiable to a specific project are not individually material to Hospira’s Research and development expense line item for the three and six months ended June 30, 2011 and 2010, respectively.

From time to time, Hospira may enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements are uncertain and unpredictable. Hospira plans to continue to manage its portfolio to achieve R&D spend in full-year 2011 in the range of approximately 6% to 7% of net sales, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

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

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate charges related to these actions of $132.5 million on a pre-tax basis. These charges included aggregate restructuring costs and other asset charges of $72.0 million on a pre-tax basis.

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million, comprised of initial cash proceeds of $62.6 million and an additional $6.7 million received in the first quarter of 2011. Hospira recognized a gain of $11.4 million on the disposal of the Wasserburg facility which is included in Restructuring, impairment and (gain) on disposition of assets, net in first quarter of 2010.

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

Facilities Optimization and Capacity Expansion

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate charges related to this action of $42.5 million on a pre-tax basis. These charges included aggregate restructuring charges of $27.8 million on a pre-tax basis.

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in India of specialty injectable manufacturing capacity utilizing the long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Approximately $125 million of capital expenditures are expected in 2011.

Other restructuring

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations. During the three months ended March 31, 2011, Hospira incurred costs to terminate distributor contracts in the Americas segment of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for these actions.

The net charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income and comprehensive income (loss) line items included in Item 1 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010
Cost of products sold	$—	$6.1	$5.8	$11.8
Restructuring, impairment and (gain) on disposition of assets, net	—	2.6	11.5	(5.0)
Research and development	—	0.1	—	0.3
Selling, general and administrative	—	4.8	1.2	8.1
Total net charges	$—	$13.6	$18.5	$15.2

As Hospira continues to consider each restructuring and continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors. For further details regarding the impact of these continuous improvement activities, see Note 3 to the condensed consolidated financial statements included in Item 1.

Acquisitions

Javelin Pharma

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. The acquisition will enable Hospira to take advantage of operating synergies between Hospira’s PrecedexTM and Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. FDA approval. In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process. Timing of resolution and expected launch of the product is uncertain. The impact, except for the acquisition costs of $7.9 million in 2010, of this acquisition was not significant to Hospira’s results of operations through June 30, 2011. The future impact of DylojectTM on Hospira depends on the various product development and commercialization efforts, and the timing of resolution of the regulatory process in connection therewith.

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

Certain Quality and Product Related Matters

Warning Letter (April 2010)

In April 2010, Hospira received a Warning Letter from the FDA (the FDA’s April 2010 Warning Letter is publicly available on the FDA’s website) in connection with the FDA’s inspection of Hospira’s pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky Mount, North Carolina. In the Warning Letter, the FDA cited Current Good Manufacturing Practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserts other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. The Warning Letter asserts that some of the deficiencies were repeat observations from a prior inspection conducted in April 2009. The FDA did not believe that Hospira had identified the root cause(s) of the problems and had adequately resolved them. The Warning Letter also questioned whether Hospira’s interim plans ensured the quality of products that were manufactured at the facilities while implementing the corrective actions and validation activities.

Hospira has responded to the April 2010 Warning Letter and is working closely with the FDA to conclude these matters. As part of Hospira’s response, Hospira took immediate actions to address the FDA’s concerns, including recalling certain products manufactured at the Clayton and Rocky Mount facilities. Hospira has worked with several third party experts to assist with the activities at both facilities. Hospira had implemented certain interim controls, including third party oversight, to ensure products manufactured at both facilities meet their specifications prior to release. Hospira has completed a comprehensive review of its manufacturing operations to ensure compliance with applicable regulations, and continues to ensure compliance with new regulations. The Warning Letter does not restrict production or shipment of Hospira’s products from these facilities but Hospira is holding shipment of certain products pending its further investigation and discussions with the FDA. Hospira resumed shipment of certain products placed on voluntary shipping hold, but cannot predict when all products on voluntary hold will be reintroduced to the market.

In January 2011, the FDA conducted a follow-up inspection at the Clayton facility to evaluate Hospira’s corrective actions in response to items raised in the April 2010 Warning Letter. The FDA did not issue an Inspectional Observation (“Form  483”) of any potentially objectionable conditions related to the Clayton inspection. The FDA conducted a follow-up inspection at the Rocky Mount facility in May 2011. The FDA issued a Form 483 for the Rocky Mount inspection listing their observations related to certain quality systems, facilities, and operating procedures.  Hospira has submitted a response to the FDA, and continues to interact and work with the FDA to resolve the matters identified in the Form 483.

During 2010, Hospira incurred charges of $54.3 million related to the activities associated with the matters cited above for the Clayton and Rocky Mount facilities as well as Hospira’s assessment of the status of its quality operations on a holistic basis throughout its global manufacturing facilities. During 2011, Hospira continued to invest in quality operations throughout its global manufacturing facilities including at the Clayton and Rocky Mount facilities.  However, to remediate the specific matters cited above, charges incurred were not significant during the three and six months ended June 30, 2011.

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

Hospira has submitted the appropriate applications for modifications to its SymbiqTM  infusion system to regulatory agencies in various countries. On March 31, 2011, Hospira submitted a 510(k) application with the FDA for these modifications. The 510(k) application included software updates to further enhance the reliability of the infusion system, and to correct the recall issues impacting the device. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) infusion pump clearances, which makes it difficult to project the timeline for FDA clearance of this SymbiqTM update and Hospira is not able to predict the timeline for approval by the other regulatory agencies. In May 2011, the FDA responded to the 510(k) application with clarifying questions, which are currently being reviewed by Hospira. New customer pump placements for SymbiqTM will remain on voluntary hold until Hospira receives the clearance from the applicable regulatory agencies. Further, costs for long-term solutions and product improvements will depend on various product development efforts and corresponding regulatory outcomes in connection therewith.

PlumTM Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a small number of customer reports associated with the Plum A+TM and XL family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira has notified customers of the corrective action plan to address this issue.  For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly.  For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time.  Plum XLTM customers are being asked to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM and Plum XL TM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any PlumTM pumps from the market or halt production. Hospira recognized a charge of $26 million for the estimated costs of the field recall during December 2010.  Hospira is in the process of validating replacement components for the Plum A+TM as part of the overall remediation process and expects the remediation to extend through 2012.

Regulatory Environment and Related Impact

Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s device products.  The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products.  The product reviews will include retrospective assessments of customer experiences with these products over the preceding two years.  The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products.  The product reviews are ongoing, and certain remediation actions for Hospira’s device products may be required upon finalization of the product reviews.  While Hospira cannot predict the amount of costs that may be required to remediate its device products at this time, there can be no assurance that such costs would not be material to Hospira’s results of operations for a particular period.

These quality matters have impacted, and may impact further, Hospira’s ability to market and sell certain products including Hospira’s pumps and certain other products in all segments. Additionally, these quality matters have resulted in, and may further result in, higher customer backlog orders and penalties for failure to supply products.

Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to pumps or the matters included in the Warning Letter. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Until the violations and other product matters are corrected, Hospira may be subject to additional regulatory actions by the FDA, including the withholding of approval of new drug applications, product seizure, injunction, and/or civil monetary penalties.

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

Results of operations for the three months ended June 30, 2011 compared to June 30, 2010

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended June 30,
	2011	2010	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$528.7	$453.0	16.7%	15.9%
Medication Management	200.5	205.2	(2.3)%	(4.4)%
Other Pharma	113.9	122.9	(7.3)%	(5.7)%
Total Americas	843.1	781.1	7.9%	7.2%

Europe, Middle East & Africa (“EMEA”)—
Specialty Injectable Pharmaceuticals	76.1	67.3	13.1%	(0.4)%
Medication Management	33.9	28.6	18.5%	4.5%
Other Pharma	24.6	24.9	(1.2)%	(8.4)%
Total EMEA	134.6	120.8	11.4%	(0.9)%

Asia Pacific (“APAC”)—
Specialty Injectable Pharmaceuticals	70.4	54.1	30.1%	12.0%
Medication Management	12.1	10.4	16.3%	2.9%
Other Pharma	3.9	1.8	116.7%	116.7%
Total APAC	86.4	66.3	30.3%	13.4%

Net Sales	$1,064.1	$968.2	9.9%	6.6%

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

Net sales increased 9.9%, or 6.6% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 7.9%, or 7.2% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the continuing effects of the launch of docetaxel during the first quarter of 2011, the launches of meropenem, piperacillin and tazobactam, and gemcitabine in mid and late 2010, and continued volume growth of Hospira’s proprietary sedation drug, PrecedexTM. The second quarter of 2010 included the net sales impact of oxaliplatin in the U.S. for which Hospira temporarily exited this market in mid-2010. Medication Management net sales were lower due to decreased sales volumes for PlumTM infusion pumps and administration sets. Net sales in Other Pharma decreased due to lower volumes for solution products.

EMEA

Net sales in the EMEA segment increased 11.4%, but decreased (0.9)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased slightly due to expected price and volume decreases resulting from competition for certain existing oncology products.  The decrease was offset by continued strong sales volume of the biosimilar, RetacritTM and heparin, and launch of meropenem. Medication Management net sales increased due primarily to increased volumes in PlumTM dedicated administration sets.

APAC

Net sales in the APAC segment increased 30.3%, or 13.4% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to strong sales volume for PrecedexTM and the launch of docetaxel in Australia in 2011. Medication Management net sales increased due primarily to sales volume for PlumTM and GemStarTM dedicated administration sets.

Gross Profit (Net sales less Cost of product sold)

Three months ended June 30 (dollars in millions)	2011	2010	Percent change
Gross profit	$413.4	$369.2	12.0%
As a percent of net sales	38.8%	38.1%

Gross profit increased $44.2 million, or 12.0%, for the three months ended June 30, 2011, compared with the same period in 2010.

Gross profit increased in the second quarter of 2011 partially due to new product launches including docetaxel in the U.S. in 2011 as well as other generic product launches in mid and late 2010.  A portion of the increase was due to the reduction of costs for activities directly associated with the FDA’s Warning Letter received in April 2010, and failure to supply penalties and warranty charges that were predominantly incurred in 2010.  These increases were partially offset by the impact of oxaliplatin in the U.S. for which Hospira temporarily exited this market in mid-2010.  In 2011, a portion of the profit generated by sales of docetaxel was recorded in Equity income from affiliates, net as the product is sourced from Hospira’s joint venture.

Restructuring, Impairment and (gain) on disposition of assets, net

Three months ended June 30 (dollars in millions)	2011	2010	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$1.5	$2.6	(42.3)%
As a percent of net sales	0.1%	0.3%

Restructuring, impairment and (gain) on disposition of assets, net was $1.5 million for the three months ended June 30, 2011, compared with $2.6 million for the same period in 2010.  The impairment charge in 2011 was related to the discontinuation of a medication management product.  The restructuring charges in 2010, primarily severance, were associated with Hospira’s Project Fuel and Facilities optimization initiatives.

Research and Development

Three months ended June 30 (dollars in millions)	2011	2010	Percent change
Research and development	$65.8	$80.4	(18.2)%
As a percent of net sales	6.2%	8.3%

R&D decreased $14.6 million, or (18.2)%, for the three months ended June 30, 2011, compared with the same period in 2010. R&D in 2010 included an initial milestone payment of $27.5 million for an agreement with DURECT Corporation for research and development of an anesthetic product that had not yet reached regulatory approval.  Excluding the prior year initial milestone payment, there was higher spending in 2011 on certain clinical trials for biosimilar and proprietary pharmaceutical product development.

Selling, General and Administrative

Three months ended June 30 (dollars in millions)	2011	2010	Percent change
Selling, general and administrative	$155.6	$169.9	(8.4)%
As a percent of net sales	14.6%	17.5%

Selling, general and administrative (“SG&A”) decreased $14.3 million, or (8.4)%, for the three months ended June 30, 2011, compared with the same period in 2010. SG&A in 2010 included costs incurred for the RTI litigation settlement and related charges, and for Project Fuel initiatives, which were completed in March 2011.  Excluding the prior year charges, SG&A was higher in 2011 due primarily to the impact of foreign exchange.

Interest Expense and Other Income, Net

Hospira incurred interest expense of $23.9 million for the three months ended June 30, 2011 and $24.2 million in the same period in 2010. Other income, net was $2.0 million for the three months ended June 30, 2011 compared to $0.3 million for the three months ended June 30, 2010.

Income Tax Expense

The effective tax rate was 21.8% for the three months ended June 30, 2011, compared to 10.2% for the same period in 2010. During the three months ended June 30, 2010, the effective tax rate was lower as a result of certain charges in higher tax rate jurisdictions.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Equity Income From Affiliates, Net

Equity income from affiliates increased to $11.7 million during the three months ended June 30, 2011 compared to $0.5 million for the same period in 2010, primarily due to income from Hospira’s joint venture associated with the continuing effect of the docetaxel launch in 2011.

Results of operations for the six months ended June 30, 2011 compared to June 30, 2010

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2011	2010	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,040.0	$936.9	11.0%	10.4%
Medication Management	396.5	411.7	(3.7)%	(5.2)%
Other Pharma	215.5	248.3	(13.2)%	(12.4)%
Total Americas	1,652.0	1,596.9	3.5%	2.8%

EMEA—
Specialty Injectable Pharmaceuticals	144.6	137.2	5.4%	(1.5)%
Medication Management	67.7	62.6	8.1%	2.1%
Other Pharma	42.3	43.5	(2.8)%	(7.4)%
Total EMEA	254.6	243.3	4.6%	(1.6)%

APAC—
Specialty Injectable Pharmaceuticals	129.2	111.7	15.7%	3.0%
Medication Management	22.5	20.0	12.5%	1.5%
Other Pharma	8.1	3.9	107.7%	97.4%
Total APAC	159.8	135.6	17.8%	5.5%

Net Sales	$2,066.4	$1,975.8	4.6%	2.4%

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

Net sales increased 4.6%, or 2.4% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 3.5%, or 2.8% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the launch of docetaxel during the first quarter of 2011, the continuing effects of the launches of meropenem, piperacillin and tazobactam, and gemcitabine in mid and late 2010, and continued volume growth of Hospira’s proprietary sedation drug, PrecedexTM. Net sales in 2010 included the impact of oxaliplatin in the U.S. for which Hospira temporarily exited this market in mid-2010. Medication Management net sales were lower due to decreased sales volumes for PlumTM infusion pumps, partially offset by increased volume of dedicated administration sets across all major infusion devices. Net sales in Other Pharma decreased due to lower volumes for solution and nutritional products.

EMEA

Net sales in the EMEA segment increased 4.6%, but decreased (1.6)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased due to expected price and volume decreases resulting from competition for certain existing oncology products.  The decrease was partly offset by continued strong sales volume of the biosimilar, RetacritTM  and heparin, and launch of meropenem. Medication Management net sales increased slightly due primarily to volumes in PlumTM and related dedicated administration sets. Net Sales in Other Pharma decreased due to lower contract manufacturing volume.

APAC

Net sales in the APAC segment increased 17.8%, or 5.5% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to strong sales volume for PrecedexTM and the launch of docetaxel in Australia in 2011. Medication Management net sales increased primarily due to sales volume for PlumTM and GemStarTM related dedicated administration sets.

Gross Profit (Net sales less Cost of product sold)

Six months ended June 30 (dollars in millions)	2011	2010	Percent change
Gross profit	$812.5	$799.5	1.6%
As a percent of net sales	39.3%	40.5%

Gross profit increased $13.0 million, or 1.6%, for the six months ended June 30, 2011, compared with the same period in 2010.

Gross profit increased in the first six months of 2011 partially due to new product launches including docetaxel in the U.S. in 2011 as well as other generic product launches in mid and late 2010.  Further, cost reductions associated with Project Fuel initiatives contributed to net manufacturing efficiency gains.  A portion of the increase was due to the reduction of costs for activities directly associated with the FDA’s Warning Letter received in April 2010, and failure to supply penalties and warranty charges that were predominantly incurred in 2010. These increases were partially offset by the impact of oxaliplatin in the U.S. for which Hospira temporarily exited this market in mid-2010.  In 2011, a portion of the profit generated by sales of docetaxel was recorded in Equity income from affiliates, net as the product is sourced from Hospira’s joint venture.

Restructuring, Impairment and (gain) on disposition of assets, net

Six months ended June 30 (dollars in millions)	2011	2010	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$14.7	$(5.0)	(394.0)%
As a percent of net sales	0.7%	(0.3)%

Restructuring, impairment and (gain) on disposition of assets, net was an expense of $14.7 million for the six months ended June 30, 2011, compared to a gain of $5.0 million for the same period in 2010. The increase in 2011 is primarily due to distributor contract termination costs of $7.8 million incurred for restructuring of certain Latin America operations. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $6.4 million for the six months ended June 30, 2010.

Research and Development

Six months ended June 30 (dollars in millions)	2011	2010	Percent change
Research and development	$122.7	$132.1	(7.1)%
As a percent of net sales	5.9%	6.7%

R&D decreased $9.4 million, or (7.1)%, for the six months ended June 30, 2011, compared with the same period in 2010. R&D in 2010 included an initial milestone payment of $27.5 million for an agreement with DURECT Corporation for research and development of an anesthetic product that had not yet reached regulatory approval.  Excluding the prior year initial milestone payment, there was higher spending in 2011 on certain clinical trials for biosimilar and proprietary pharmaceutical product development.

Selling, General and Administrative

Six months ended June 30 (dollars in millions)	2011	2010	Percent change
Selling, general and administrative	$320.8	$348.5	(7.9)%
As a percent of net sales	15.5%	17.6%

SG&A decreased $27.7 million, or (7.9)%, for the six months ended June 30, 2011, compared with the same period in 2010. SG&A in 2010 included costs incurred for the RTI litigation settlement and related charges, and for Project Fuel initiatives, which were completed in March 2011.  Further, SG&A in 2010 included acquisition and integration charges associated with the acquisitions of Orchid Pharma and Javelin Pharma. Excluding the prior year charges, SG&A was higher in 2011 due primarily to the impact of foreign exchange.

Interest Expense and Other Income, Net

Hospira incurred interest expense of $47.3 million for the six months ended June 30, 2011 and $47.6 million in the same period in 2010. Other income, net was $4.2 million for the six months ended June 30, 2011 compared to $1.5 million for the six months ended June 30, 2010.

Income Tax Expense

The effective tax rate was 15.0% for the six months ended June 30, 2011, compared to 19.3% for the same period in 2010. During the six months ended June 30, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement resulted in a $19.7 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the six months ended June 30, 2011 was 21.3%.  For the six months ended June 30, 2010, the effective tax rate was lower as a result of certain charges in higher tax rate jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

The IRS has commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Equity Income From Affiliates, Net

Equity income from affiliates increased to $28.9 million during the six months ended June 30, 2011 compared to $1.0 million for the same period in 2010, primarily due to income from Hospira’s joint venture associated with the docetaxel launch in 2011.

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

Further, Hospira has reviewed its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and continues to indefinitely invest all foreign subsidiaries earnings outside of the U.S. to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Future changes in U.S. tax legislation may require Hospira to reevaluate the need for possible repatriation of foreign subsidiary earnings.

Hospira has incurred and may incur further charges related to certain quality and product related matters that will require cash outflows in the future. These matters are further discussed under the section “Certain Quality and Product Related Matters” in Item 2. Hospira currently believes current capital resources will be sufficient to fund development costs and charges associated therewith.

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in India of specialty injectable manufacturing capacity utilizing the long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Approximately $125 million of capital expenditures are expected in 2011.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In April and May 2011, Hospira entered into accelerated share repurchase (“ASR”) contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 2.7 million shares based on seventy-five percent of the $200.0 million repurchased on the trade date, with the remaining shares to be delivered over the next three months subject to adjustment based on the average stock price during the period. The ASR contracts were completed in June and July, and Hospira received incremental 0.5 million and 0.5 million shares, respectively. Hospira from time to time may repurchase additional shares under this authorization which will depend on various economic factors such as cash generation from operations, current stock price and other financial considerations.

Summary of Cash Flows

	Six Months Ended June 30,
(dollars in millions)	2011	2010
Cash flow provided by (used in):
Operating activities	$253.0	$143.8
Investing activities	(129.5)	(425.7)
Financing activities	(142.5)	125.2

Cash flows from operating activities increased for the six months ended June 30, 2011, compared with the same period in 2010. Changes related to operating assets and liabilities were primarily due to account receivables, chargebacks, and sales rebates in 2011. Further, lower income tax payments in 2011 compared to 2010 and lower payments of employee related liabilities contributed to the increase in operating cash flows. These improvements were offset by higher inventory levels related to increased cycle times and new products launched with regulatory approval in 2010 and 2011.

Cash flows used in investing activities decreased during the six months ended June 30, 2011, primarily due to payments of $397.7 million for acquisitions during 2010.  Capital expenditures increased $59.2 million compared to the prior period due to investments in capacity expansion and information technology initiatives.  Further, proceeds from dispositions decreased from the prior period due to the disposal of a facility in Wasserburg, Germany during 2010.

Cash flows from financing activities decreased during the six months ended June 30, 2011, compared with the same period in 2010, due primarily to the repurchase of common stock during 2011, and lower proceeds from stock options exercised.

Debt and Capital

Hospira has a $700.0 million unsecured revolving credit facility (“Revolver”) expiring in October 2012 under which no amounts were outstanding as of June 30, 2011.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2011, Hospira was in compliance with all applicable covenants.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2010 Form 10-K.  There have been no material changes to the short-term borrowing information provided in Hospira’s 2010 Form 10-K. The following table is a summary of information related to Hospira’s short-term borrowings:

(dollars in millions)	Revolver (1)	Other Borrowings
Six months ended June 30, 2011
Outstanding balance at period end	$—	$43.1
Weighted average interest rate at period end	—%	13.1%
Average monthly balance during the period end	$—	$36.3
Weighted average interest rate during the period end	—%	11.7%
Maximum month-end balance during the period end	$—	$43.1

Three months ended June 30, 2011
Outstanding balance at period end	$—	$43.1
Weighted average interest rate at period end	—%	13.1%
Average monthly balance during the period end	$—	$39.5
Weighted average interest rate during the period end	—%	12.4%
Maximum month-end balance during the period end	$—	$43.1

(1)             During the three and six months ended June 30, 2011, Hospira had not borrowed any amounts under the Revolver.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2010 Form 10-K, except that Hospira began expansion in India of specialty injectable manufacturing capacity utilizing the long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Approximately $125 million of capital expenditures are expected in 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at June 30, 2011 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net assets balance of $0.5 million would decrease by ($0.3) million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2011 by replacing the actual exchange rates at June 30, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

In July 2011, Hospira terminated all existing interest rate swap contracts with a total notional amount of $400.0 million.  For further details see Note 14 to the condensed consolidated financial statements included in Part I Item 1.

There have been no other material changes to the information provided in Item 7A to Hospira’s 2010 Form 10-K.

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

Changes in internal controls.  During the second quarter of 2011, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1-April 30, 2011	1,323,052	$56.73	1,322,052	$900,000,000
May 1-May 31, 2011	1,373,835	$54.99	1,364,035	$800,000,000
June 1-June 30, 2011	511,945	$54.75	504,562	$800,000,000
Total	3,208,832	$56.67	3,190,649	$800,000,000

(1)             In addition to the shares purchased as part of Hospira’s publicly announced program, these shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options: 0 in April, 8,800 in May, and 6,383 in June. For further details regarding employee stock options, see Note 19 to the condensed consolidated financial statements included in Part I Item 1. These shares also include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan — 1,000 in April, 1,000 in May, and 1,000 in June.

(2)             In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In April and May 2011, Hospira entered into accelerated share repurchase (“ASR”) contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 2.7 million shares based on seventy-five percent of the $200.0 million repurchased on the trade date, with the remaining shares to be delivered over the next three months subject to adjustment based on the average stock price during the period. The ASR contracts were completed in June and July, and Hospira received incremental 0.5 million and 0.5 million shares, respectively. Hospira from time to time may repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, current stock price and other factors.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: July 27, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2011, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2011, and incorporated herein by reference).

10.1	Hospira Corporate Officer Severance Plan, as amended.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 27, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income and comprehensive income (loss), (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*	Management compensatory plan or arrangement.