Form 10-Q
period 2011-09-30
HOSPIRA INC
filed 2011-10-26
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 20, 2011, Registrant had outstanding 164,705,762 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Index

Part I — Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited) — Three and Nine Months Ended September 30, 2011 and September 30, 2010	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) —Nine Months Ended September 30, 2011 and September 30, 2010	4

	Condensed Consolidated Balance Sheets (Unaudited) — September 30, 2011 and December 31, 2010	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) — Nine Months Ended September 30, 2011	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

Part II — Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$976.7	$949.3	$3,043.1	$2,925.1

Cost of products sold	672.8	582.3	1,926.7	1,758.6
Restructuring, impairment and (gain) on disposition of assets, net	170.2	1.2	184.9	(3.8)
Research and development	69.3	65.2	192.0	197.3
Selling, general and administrative	149.6	158.9	470.4	507.4
Total operating costs and expenses	1,061.9	807.6	2,774.0	2,459.5
(Loss) Income From Operations	(85.2)	141.7	269.1	465.6

Interest expense	23.4	26.5	70.7	74.1
Other (income) expense, net	(1.8)	36.0	(6.0)	34.5
(Loss) Income Before Income Taxes	(106.8)	79.2	204.4	357.0

Income tax (benefit) expense	(8.6)	9.2	38.0	62.8
Equity income from affiliates, net	(9.3)	(1.4)	(38.2)	(2.4)
Net (Loss) Income	$(88.9)	$71.4	$204.6	$296.6

(Loss) Earnings Per Common Share:
Basic	$(0.54)	$0.43	$1.23	$1.79
Diluted	$(0.54)	$0.42	$1.21	$1.75
Weighted Average Common Shares Outstanding:
Basic	164.5	166.9	165.8	165.5
Diluted	164.5	170.0	168.7	169.3

Comprehensive (Loss) Income:
Foreign currency translation adjustments, net of taxes $0.0 million	$(201.3)	$187.6	$(84.5)	$53.3
Pension liability adjustments, net of taxes $(1.1) million and $(0.8) million for the three months ended September 30, 2011 and 2010, respectively, and $(3.1) million and $(2.0) million for the nine months ended September 30, 2011 and 2010, respectively	1.5	1.1	7.2	3.4
Unrealized (losses) gains on marketable equity securities, net of taxes $0.0 million	(8.7)	5.1	(11.4)	3.8
Reclassification of gains on terminated cash flow hedges, net of taxes $0.0 million and $(0.1) million for the three months ended September 30, 2011 and 2010, respectively, and $(0.1) million and $(0.3) million for the nine months ended September 30, 2011 and 2010, respectively	—	0.1	0.3	0.4
Other comprehensive (loss) income	(208.5)	193.9	(88.4)	60.9
Net (Loss) Income	(88.9)	71.4	204.6	296.6
Comprehensive (Loss) Income	$(297.4)	$265.3	$116.2	$357.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2011	2010
Cash Flow From Operating Activities:
Net income	$204.6	$296.6
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	123.6	119.1
Amortization of intangible assets	67.1	59.3
Loss on early debt extinguishment	—	36.8
Stock-based compensation expense	32.1	37.7
Undistributed equity income from affiliates	(38.2)	(2.4)
Distributions received from equity affiliates	30.3	—
Deferred income taxes and other tax adjustments	(31.9)	(7.6)
Impairment and other asset charges (benefits)	181.4	(3.1)
Gains on disposition of assets	—	(11.4)
Changes in assets and liabilities-
Trade receivables	(7.8)	(166.2)
Inventories	(161.4)	(147.9)
Prepaid expenses and other assets	(53.7)	(24.6)
Trade accounts payable	(84.8)	79.0
Other liabilities	4.6	(54.1)
Other, net	11.1	23.3
Net Cash Provided by Operating Activities	277.0	234.5
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(211.3)	(141.8)
Acquisitions, net of cash acquired	—	(541.8)
Purchases of intangibles and other investments	(5.2)	(11.9)
Proceeds from disposition of businesses and assets	13.3	62.6
Net Cash Used in Investing Activities	(203.2)	(632.9)
Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	492.5
Other borrowings, net	8.5	(0.3)
Common stock repurchased	(200.0)	(50.0)
Excess tax benefit from stock-based compensation arrangements	7.4	19.3
Proceeds from stock options exercised	47.5	133.7
Net Cash (Used in) Provided by Financing Activities	(136.6)	595.2
Effect of exchange rate changes on cash and cash equivalents	(14.1)	6.7
Net change in cash and cash equivalents	(76.9)	203.5
Cash and cash equivalents at beginning of period	604.3	946.0
Cash and cash equivalents at end of period	$527.4	$1,149.5

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$82.4	$80.8
Income taxes, net of refunds	$34.0	$63.7
Non-cash financing activities-
Provision on the early debt extinguishment incurred but not paid	$—	$36.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$527.4	$604.3
Trade receivables, less allowances of $11.9 in 2011 and $8.2 in 2010	609.9	605.0
Inventories	1,125.3	955.5
Deferred income taxes	164.4	165.2
Prepaid expenses	47.0	43.6
Other receivables	51.1	103.9
Total Current Assets	2,525.1	2,477.5
Property and equipment, net	1,328.0	1,279.2
Intangible assets, net	382.8	480.3
Goodwill	1,330.6	1,500.8
Deferred income taxes	196.9	178.8
Investments	57.1	64.7
Other assets	116.4	65.0
Total Assets	$5,936.9	$6,046.3
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$44.2	$33.5
Trade accounts payable	230.7	320.7
Salaries, wages and commissions	110.0	136.0
Other accrued liabilities	455.1	441.4
Total Current Liabilities	840.0	931.6
Long-term debt	1,713.7	1,714.4
Deferred income taxes	5.0	4.4
Post-retirement obligations and other long-term liabilities	189.7	212.4
Commitments and Contingencies
Total Shareholders’ Equity	3,188.5	3,183.5
Total Liabilities and Shareholders’ Equity	$5,936.9	$6,046.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balances at January 1, 2011	166.7	$1.8	$(399.8)	$1,641.9	$1,897.3	$42.3	$3,183.5
Net income	—	—	—	—	204.6	—	204.6
Other comprehensive (loss)	—	—	—	—	—	(88.4)	(88.4)
Common stock repurchases	(3.9)	—	(200.0)	—	—	—	(200.0)
Changes in shareholders’ equity related to incentive stock programs	1.9	—	—	88.8	—	—	88.8
Balances at September 30, 2011	164.7	$1.8	$(599.8)	$1,730.7	$2,101.9	$(46.1)	$3,188.5

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

Certain prior year amounts have been reclassified to conform to the current year presentation. During 2011, Hospira reclassified income that was previously reported in Other (income) expense, net to Equity income from affiliates, net line item on the Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income. In addition, Hospira reclassified cash flows from operating activities that were previously reported in Other, net to Undistributed equity income from affiliates line item on the Condensed Consolidated Statements of Cash Flows. See Note 5 for additional details related to Equity income from affiliates. Further, Hospira reclassified Comprehensive (Loss) Income and Other comprehensive (loss) income and related components, previously disclosed in the Notes to Condensed Consolidated Financial Statements, to the Condensed Consolidated Statements of Comprehensive (Loss) Income. Lastly, Hospira reclassified various line items on the Condensed Consolidated Balance Sheets, primarily Goodwill, Deferred income taxes and Intangible assets, net as of December 31, 2010. These reclassifications related to the measurement period adjustments for finalized purchase price allocation. See Note 2 for additional details.  The reclassifications did not affect net (loss) income, cash flows from operations or shareholders’ equity.

Recently Issued and Adoption of New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other” (“ASU No. 2011-08”).  ASU No. 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements.  The provisions of ASU No. 2011-08 are effective for reporting periods beginning after December 15, 2011.  Hospira does not believe the adoption of ASU No. 2011-08 will have a material impact on the consolidated financial statements.

In June 2011, Hospira adopted the provisions of ASU No. 2011-05, Comprehensive Income (Topic 220), “Presentation of Comprehensive Income in U.S. GAAP” (“ASU No. 2011-05”). ASU No. 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU No. 2010-29”). ASU No. 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. ASU No. 2010-29 also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. Hospira adopted the provisions of ASU No. 2010-29 prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There was no impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In December 2010, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720), “Fees Paid to the Federal Government by Pharmaceutical Manufacturers” (“ASU No. 2010-27”). ASU No. 2010-27 specifies the accounting for annual fees imposed on the pharmaceutical manufacturing industry by the Patient Protection and Affordable Care Acts as amended by the Health Care and Education Reconciliation Act (collectively, the “Acts”). ASU No. 2010-27 specifies that a liability for the fee should be estimated and recorded in full upon the first qualifying sale with deferred costs amortized to expense on a straight-line basis, unless another method of allocation is more appropriate. ASU No. 2010-27 is effective for calendar years beginning after December 31, 2010. Hospira adopted the provisions of ASU No. 2010-27 on January 1, 2011. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

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

Sales of Hospira’s generic oncolytic product docetaxel, launched in the United States (“U.S.”) in March 2011, are subject to chargebacks and contributed to the increase of the chargeback accrual from December 31, 2010 to September 30, 2011. Generally, generic product launch sales have a higher degree of end customer price movement, which may be greater than 80% from the end customer price prior to generic introduction, as additional competitors enter the market. A five percent decrease in the end customer contract prices for docetaxel sales subject to chargebacks at September 30, 2011 could decrease net sales and income before income taxes by approximately $2.6 million.

The following table is a rollforward of Hospira’s total chargeback accrual for all products, including docetaxel, for the nine months ended September 30, 2011.

(dollars in millions)
Balances at January 1, 2011	$129.7
Provisions	928.4
Payments and releases (1)	(883.1)
Balances at September 30, 2011	$175.0

(1)

During the quarter ended September 30, 2011 Hospira released $19.4 million for a portion of the chargeback accrual relating to product sales for prior quarters in 2011. During the quarter ended June 30, 2011 Hospira released $19.5 million for a portion of the chargeback accrual relating to product sales for the quarter ended March 31, 2011. These releases were associated with U.S. docetaxel product sales as the expected rate of price decrease was less than estimated.

Certain product related costs

Hospira committed to the U.S. Food and Drug Administration (“FDA”) that it would engage in a comprehensive product review for each of Hospira’s device products.  The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products.  The product reviews, related investigations and remediation are ongoing, and certain remediation actions, such as product recalls or corrective field actions, for Hospira’s device products have been, and may be required upon finalization of the product reviews.

Hospira accrues for costs of product recalls, corrective actions, and other related costs based on management’s best estimates when it is probable a liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective action and the amount of loss can be reasonably estimated. Reserves for various product recalls, corrective actions, and other related costs are as follows and are included in Other accrued liabilities on the consolidated balance sheet:

(dollars in millions)
Balances at January 1, 2011	$38.7
Provisions	30.3
Payments	(5.1)
Balances at September 30, 2011	$63.9

Supplier Advances

In September 2011, Hospira advanced $50 million to a supplier for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates.  Supplier advances are refundable, under certain conditions, interest free and unsecured.

Note 2 — Business Acquisition

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. Hospira expects to take advantage of operating synergies between Hospira’s PrecedexTM and Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting FDA approval. The impact, except for the acquisition costs of $7.9 million in 2010, of this acquisition was not significant to Hospira’s results of operations through September 30, 2011.

In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely to address all items raised as part of the regulatory process. Timing of resolution and expected launch of the product is uncertain.

During the second quarter of 2011, Hospira finalized the allocation of the purchase price based on the assets acquired and liabilities assumed at their respective fair values on the acquisition date of July 2, 2010. Upon finalization, Hospira adjusted the preliminary values assigned based on additional information which existed at the acquisition date. The opening balance sheet has been adjusted to reflect these changes, inclusive of previous adjustments since the acquisition date. The aggregate adjustments included an increase to goodwill of $72.8 million, an increase to deferred income taxes, net of $43.7 million, a decrease to in-process research and development (“IPR&D”) of $114.2 million and a decrease to intangible assets of $2.3 million.

The final allocation of the purchase price is as follows:

(dollars in millions)
Intangible assets	$4.5
IPR&D	7.3
Goodwill	97.8
Deferred income taxes, net	57.1
Other liabilities, net	(4.8)
Total allocation of purchase price	$161.9

The $4.5 million of acquired intangible assets includes developed product rights that will be amortized over their estimated useful lives (10 years). The $7.3 million of IPR&D is being accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. Upon regulatory approval of the product, Hospira will make a determination as to the useful life of the IPR&D intangible asset and begin amortization. The majority of goodwill, $97.8 million, was assigned to the U.S., Canada, and Latin America (“Americas”) reporting units. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not expected to be deductible for tax purposes.

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

The following summarizes the Project Fuel pre-tax restructuring costs and inventory charges (included in Cost of products sold):

	Restructuring costs
	Aggregate	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	to date	2011	2010	2011	2010
Americas	$29.1	$—	$0.4	$1.7	$3.6
Europe, Middle East & Africa (“EMEA”)	7.8	—	0.3	1.1	1.4
Asia Pacific (“APAC”)	5.1	—	(0.1)	0.6	0.6
Total	$42.0	$—	$0.6	$3.4	$5.6

	Inventory charges
	Aggregate	Three months ended September 30,		Nine months ended September 30,
(dollars in millions)	to date	2011	2010	2011	2010
Americas	$19.3	$—	$(0.1)	$5.0	$(6.0)
EMEA	6.4	—	2.3	0.4	2.3
APAC	4.3	—	0.6	(0.3)	0.6
Total	$30.0	$—	$2.8	$5.1	$(3.1)

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for cash proceeds of $69.3 million. Hospira recognized a gain of $11.4 million on the disposal of the Wasserburg facility which is included in Restructuring, impairment and (gain) on disposition of assets, net in the first quarter of 2010.

The following summarizes the Project Fuel restructuring activity for 2011:

	Employee-Related
(dollars in millions)	Benefit Costs	Other	Total
Balance at January 1, 2011	$1.8	$3.4	$5.2
Costs incurred	3.0	0.4	3.4
Payments	(4.3)	(2.2)	(6.5)
Non cash items	—	(0.4)	(0.4)
Balance at September 30, 2011	$0.5	$1.2	$1.7

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

The following summarizes the Facilities Optimization for Morgan Hill, California restructuring activity for 2011:

Employee-Related
(dollars in millions)	Benefit Costs
Balance at January 1, 2011	$6.0
Costs incurred	0.3
Payments	(5.1)
Non cash items	(0.6)
Balance at September 30, 2011	$0.6

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

Note 4 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and selling, and distribution. In October 2011, Hospira provided a notice of termination in connection with its agreement with Kiadis Pharma B.V. for the development and commercialization of ATIRTM, and will no longer be pursuing this product. Hospira has numerous other collaborative arrangements, none of which individually or in the aggregate have had material changes or activity during the nine months ended September 30, 2011.   For a more detailed description of Hospira’s collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2010 Form 10-K.

Note 5 — Investments

Equity investments consist of investments in affiliated companies over which Hospira has significant influence but not the majority of the equity or risks and rewards. Hospira has a 50% ownership in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”), in addition to other equity investments. During the three and nine months ended September 30, 2011, Equity income from affiliates, net, including the ZHOPL equity investment, was $9.3 million and $38.2 million, respectively, primarily due to the launch in 2011 of docetaxel, the majority of which was sourced from ZHOPL.  During the nine months ended September 30, 2011, distributions received from ZHOPL were $30.3 million.

Note 6 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheet:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	September 30, 2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Non-Financial Assets Loss
Financial Assets:
Foreign currency forward exchange contracts	$3.2	$—	$3.2	$—	$—
Available-for-sale marketable equity securities	10.4	10.4	—	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	10.9	—	10.9	—	—

Non-Financial Assets:
Certain Intangible assets	—	—	—	—	18.4
EMEA Goodwill	73.9	—	—	73.9	155.0

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.4	$—	$2.4	$—
Interest rate swap contracts	1.5	—	1.5	—
Available-for-sale marketable equity securities	21.9	21.9	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	2.5	—	2.5	—

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of cash and cash equivalents, which include money market fund instruments, approximate their carrying value due to their short-term nature, and are within Level 1 of the fair value hierarchy. The fair value of the Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value.  See additional details in Note 10 related to the fair value of the non-financial assets.

The carrying values of certain financial instruments, including primarily accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature.  The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	September 30, 2011		December 31, 2010 (1)
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,913.1	$1,700.0	$1,824.0

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

The following table summarizes Hospira’s fair value of outstanding derivatives:

(dollars in millions)	Condensed Consolidated Balance Sheet Presentation	September 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$3.2	$2.4
	Other accrued liabilities	10.9	2.5

Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	—	0.2
	Other assets	—	1.3

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	on Derivatives	2011	2010	2011	2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other (income) expense, net	$20.9	$(12.1)	$18.5	$(12.4)

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	(0.4)	—	(3.4)	(4.4)

Note 8 — Inventories

Inventories consist of the following:

	September 30,	December 31,
(dollars in millions)	2011	2010
Finished products	$549.5	$495.1
Work in process	268.5	194.3
Materials	307.3	266.1
Total inventories	$1,125.3	$955.5

Note 9 — Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2011	2010
Property and equipment, at cost	$2,787.5	$2,690.2
Accumulated depreciation	(1,459.5)	(1,411.0)
Total property and equipment, net	$1,328.0	$1,279.2

Note 10 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at December 31, 2010	$1,500.8	$480.3
Acquisitions	—	2.9
Amortization	—	(67.1)
Impairments	(155.0)	(18.4)
Currency translation effect and other	(15.2)	(14.9)
Balance at September 30, 2011	$1,330.6	$382.8

Goodwill is tested for impairment at least annually as of September 30 or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira’s reporting units are the U.S., Canada, Latin America, EMEA and APAC. The evaluation is based upon the estimated fair value of Hospira’s reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow estimates and market value comparisons to determine estimated fair value. If this first test indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill, a non-recurring Level 3 fair value measurement, is less than its carrying value.

In the third quarter of 2011, Hospira determined the EMEA reporting unit’s goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira’s common stock price beginning late in the third quarter of 2011 and sustained through the date of this filing, which required an increase in the discount rate used in the present value calculation in order to reconcile Hospira’s market capitalization to the aggregate estimated fair value of all of Hospira’s reporting units. In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions (ii) higher spending expected for strategic product portfolio expansion, introduced in the third quarter of 2011, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending.

As of this filing, Hospira has not completed the analysis, due to the complexities involved in determining the implied fair value of the goodwill of the EMEA reporting unit. However, based on the work performed to date, Hospira has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, Hospira recorded a $155.0 million goodwill impairment charge, representing Hospira’s best estimate of the impairment, during the three months ended September 30, 2011 which was included in Restructuring, impairment and (gain) on disposition of assets, net. The impairment charge is based on a preliminary analysis and may be subject to further adjustments in the next reporting period. For the U.S., Canada, Latin America, and APAC reporting units, the estimated fair value substantially, by greater than ten percent, exceeds its carrying value.

Accumulated impairment losses on goodwill amounted to $155.0 million and $0.0 million as of September 30, 2011 and December 31, 2010, respectively.

Indefinite-lived intangible assets are also tested for impairment at least annually as of September 30.  Both indefinite and definite lived intangibles are tested more frequently if an event occurs or circumstances change that would reduce the fair value of the asset.  During the nine months ended September 30, 2011, Hospira recorded impairment charges of $18.4 million primarily in the Americas reporting segment, including $5.6 million related to IPR&D, due to delays in various product launch dates and related impacts to commercialization, and $8.7 million for the impairment of an oncology product right intangible asset due to competitive pricing. The impairment charges were based on internal discounted cash flow analysis, a non-recurring Level 3 fair value measurement, and were included in Restructuring, impairment and (gain) on disposition of assets, net.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. Intangible asset amortization expense was $22.0 million and $19.1 million for the three months ended September 30, 2011 and 2010, respectively. Intangible asset amortization expense was $67.1 million and $59.3 million for the nine months ended September 30, 2011 and 2010, respectively. Intangible asset amortization is estimated at $20.5 million for the remainder of 2011, $68.3 million for 2012, $66.8 million for 2013, $56.1 million for 2014, and $45.5 million for 2015.

Intangible assets, net consist of the following:

	September 30, 2011			December 31, 2010
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Product rights and other	$611.4	$(281.0)	$330.4	$655.3	$(240.4)	$414.9
Customer relationships	31.4	(13.7)	17.7	31.8	(11.0)	20.8
IPR&D	15.6	—	15.6	22.1	—	22.1
Technology	31.9	(12.8)	19.1	34.0	(11.5)	22.5
	$690.3	$(307.5)	$382.8	$743.2	$(262.9)	$480.3

Note 11 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

(dollars in millions)	September 30, 2011	December 31, 2010
Minimum lease payments receivables	$17.7	$23.4
Unearned interest income	(2.1)	(3.0)
Net investment in sales-type leases	15.6	20.4
Current portion (1)	(6.4)	(7.6)
Net investment in sales-type leases, less current portion (1)	$9.2	$12.8

(1)             The current and long-term portions were recorded in Trade receivables and Other assets, respectively, in the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of September 30, 2011 and December 31, 2010, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 12 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2011	2010
Accrued rebates	$134.2	$137.0
All other	320.9	304.4
Total Other accrued liabilities	$455.1	$441.4

Note 13 — Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans were as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Service cost for benefits earned during the period	$0.2	$0.2	$0.8	$0.7
Interest cost on projected benefit obligations	6.4	6.4	19.2	19.0
Expected return on plans’ assets	(8.6)	(7.4)	(25.8)	(22.2)
Net amortization	2.6	1.6	7.8	4.8
Net cost	$0.6	$0.8	$2.0	$2.3

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Service cost for benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligations	0.6	0.8	2.0	2.4
Expected return on plans’ assets	—	—	—	—
Net amortization	0.1	0.2	0.3	0.6
Net cost	$0.7	$1.0	$2.3	$3.0

Based on current Federal laws and regulations, Hospira is not required to make any contributions to its U.S. pension plan in 2011. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira does make discretionary contributions when management deems it is prudent to do so.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended September 30, 2011 and 2010 were $8.9 million and $7.8 million, respectively. For the nine months ended September 30, 2011 and 2010, expenses were $25.5 million and $24.6 million, respectively.

Note 14 — Short-term Borrowings and Long-term Debt

In July 2011, Hospira terminated all existing interest rate swap contracts with a total notional amount of $400.0 million, which had effectively converted the debt from fixed to variable rate debt. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest. The corresponding gains related to the basis adjustment of the debt associated with the terminated swap contracts are deferred and are amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statements of Cash Flows. There were no penalties associated with the termination of the interest rate swap agreements.

As of September 30, 2011, Hospira had a $700.0 million unsecured revolving credit facility expiring in October 2012 with no amounts outstanding.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2011, Hospira was in compliance with all applicable covenants.

Note 15 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

During the nine months ended September 30, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement is a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million was recognized in the results for the nine months ended September 30, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts. The IRS commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns in March 2011.

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

Note 16 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2011 and December 31, 2010, 177.8 million and 175.9 million common shares were issued and 164.7 million and 166.7 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira’s Board of Directors authorized the repurchase of up to $400.0 million of Hospira’s common stock in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. In August 2010 and December 2010, Hospira entered into two $50 million accelerated share repurchase (“ASR”) contracts with a third party financial institution to repurchase Hospira’s common stock, completing the 2006 board authorization.  In the aggregate, Hospira repurchased 9.4 million shares for approximately $400.0 million.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into ASR contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Note 17 — Accumulated Other Comprehensive (Loss) Income, net of tax

Accumulated other comprehensive (loss) income, net of taxes, consists of the following:

	September 30,	December 31,
(dollars in millions)	2011	2010
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$51.4	$135.9
Cumulative retirement plans unrealized losses, net of taxes $63.5 million and $66.6 million, respectively	(101.6)	(108.8)
Cumulative unrealized gains on marketable equity securities, net of taxes $0.0	3.6	15.0
Cumulative gains on terminated cash flow hedges, net of taxes $(0.3) million and $(0.2) million, respectively	0.5	0.2
Accumulated Other Comprehensive (Loss) Income	$(46.1)	$42.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2011	2010	2011	2010
Weighted average basic common shares outstanding	164.5	166.9	165.8	165.5
Incremental shares outstanding related to stock-based awards	—	3.1	2.9	3.8
Weighted average dilutive common shares outstanding	164.5	170.0	168.7	169.3

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 3.6 million and 2.1 million for the three and nine months ended September 30, 2011, respectively, and 2.1 million and 0.2 million for the three and nine months ended September 30, 2010, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 19 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $9.1 million and $9.9 million was recognized for the three months ended September 30, 2011 and 2010, respectively. The related income tax benefit recognized was $3.3 million and $3.3 million for the three months ended September 30, 2011 and 2010, respectively. Stock-based compensation expense of $32.1 million and $37.7 million was recognized for the nine months ended September 30, 2011 and 2010, respectively. The related income tax benefit recognized was $11.4 million and $12.7 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $61.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

In February 2011, 1.4 million options were granted to certain employees for the 2011 annual stock option grant. For the nine months ended September 30, 2011, an additional 0.6 million options were granted. These options were awarded at the fair market value at the time of grant, generally vest over three to four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Volatility	29.3%	30.2%	29.3%	30.2%
Expected life (years)	4.8	3.4	4.8	4.6
Risk-free interest rate	0.8%	0.8%	2.0%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$9.92	$12.02	$14.16	$14.29

Performance Share Awards

Primarily in February and March 2011, 254,400 performance share awards were granted to key members of management. The performance share awards vest at the end of the three-year performance cycle. The 2011 performance share awards were based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the performance cycle the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants, were as follows:

	2011	2010
Volatility	34.7%	36.2%
Risk-free interest rate	1.2%	1.4%
Dividend yield	0.0%	0.0%
Fair value per performance share	$61.64	$69.43

Restricted Stock

In March 2011, 109,308 restricted stock awards were granted to a key member of management. Hospira issues restricted stock with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted stock granted during the first quarter of 2011 was $55.20 per grant.

Note 20 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” Trial of this matter has concluded. On April 22, 2010, the court issued a ruling in favor of Hospira and Abbott on all counts. Plaintiffs have appealed that verdict. On June 6, 2011 the appeal was argued before the United States Court of Appeals for the Seventh Circuit.  Hospira is awaiting a decision on the appeal.  In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market, and the marketing of, the generic oncology drug gemcitabine.  In September 2006, in the United States, Mayne Pharma Limited (now Hospira Australia Pty Ltd.) and Mayne Pharma (USA) Inc. (now Hospira Boulder, Inc.) were sued for patent infringement in the United States District Court for the Southern District of Indiana: Eli Lilly and Co. v. Mayne Pharma Ltd. et al., No. 06-cv-1558 (S.D. Ind. 2006). A second suit was filed in January 2008:  Eli Lilly and Co. v. Mayne Pharma Ltd. et al., No. 08-cv-0037 (S.D. Ind. 2008).  In March 2010, a third case was filed:  Eli Lilly and Co. v. Hospira, Inc., No. 10-cv-0346 (S.D. Ind. 2010). In each of the suits, plaintiffs alleged that Hospira’s gemcitabine drug products, if marketed in the U.S., would infringe U.S. patents 4,808,614 and 5,464,826. Plaintiff’s sought injunctive relief to prevent approval and marketing of Hospira’s products. On August 17, 2009, the United States District Court for the Eastern District of Michigan invalidated the ‘826 patent in Sun Pharmaceutical Industries Ltd. v. Eli Lilly and Co., No. 07-cv-15087 (E.D. Mich. Aug. 17, 2009). That decision was upheld on appeal in July 28, 2010 (Sun Pharms. Indus. Ltd. v. Eli Lilly & Co., No. 2010-1105 (Fed. Cir. July 28, 2010)), and the matter is now concluded.  The ‘614 patent expired on May 15, 2010, and the additional six-month period of pediatric exclusivity ran out on November 15, 2010.  Hospira launched its 2 gram gemcitabine drug product that day. On September 30, 2010, Hospira filed an action in the Northern District of Illinois against Eli Lilly and Company, seeking a judicial declaration that the process used to manufacture Hospira’s gemcitabine drug products would not (and does not) infringe Lilly’s U.S. Patent No. 5,606,048.  Lilly did not assert infringement counterclaims in the Illinois action.  However, on January 20, 2011, Lilly filed a Complaint with the U.S. International Trade Commission (“ITC”) under Section 227 of the Tariff Act of 1930, 19 U.S.C. § 1337, alleging that the importation into the United States, the sale for importation, or sale within the United States after importation of Hospira’s gemcitabine drug product would infringe one or more claims of the ‘048 patent. The Complaint sought an order excluding Hospira’s products from being imported into the United States.   Lilly dismissed the ITC matter on August 16, 2011.  Hospira dismissed the action in the Northern District of Illinois on August 10, 2011.  The matters are now concluded and Hospira will not include these matters in future filings.

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

Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations), warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s reserves, which are not significant at September 30, 2011 and December 31, 2010, are the best estimate of loss, as defined by ASC Topic 450, “Contingencies” (“ASC 450”). Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated reserves recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 21 — Segment Information

Hospira conducts operations worldwide and manages in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five reporting units: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated U.S., Canada, and Latin America within the America’s reportable segment in accordance with the provisions of ASC Topic 280 “Segment Reporting”. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing services.

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

Included in the EMEA (loss) from operations in the three and nine months ended September 30, 2011 is a goodwill impairment of $155.0 million. See Note 10 for further information regarding the impairment.

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended September 30:

	Three Months Ended September 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2011	2010	2011	2010

Americas	$767.9	$762.1	$106.4	$172.0
EMEA	129.3	116.2	(164.8)	(0.2)
APAC	79.5	71.0	2.6	4.8

Total reportable segments	$976.7	$949.3	(55.8)	176.6

Corporate functions			(20.3)	(25.0)
Stock-based compensation			(9.1)	(9.9)
(Loss) Income from operations			(85.2)	141.7
Interest expense and other (income) expense, net			(21.6)	(62.5)

(Loss) Income before income taxes			$(106.8)	$79.2

The table below presents information about Hospira’s reportable segments for the nine months ended September 30:

	Nine Months Ended September 30,
	Net Sales		Income (Loss) from Operations
(dollars in millions)	2011	2010	2011	2010

Americas	$2,419.9	$2,359.0	$524.9	$579.9
EMEA	383.9	359.5	(180.6)	7.6
APAC	239.3	206.6	16.5	11.7

Total reportable segments	$3,043.1	$2,925.1	360.8	599.2

Corporate functions			(59.6)	(95.9)
Stock-based compensation			(32.1)	(37.7)
Income from operations			269.1	465.6
Interest expense and other (income) expense, net			(64.7)	(108.6)

Income before income taxes			$204.4	$357.0

Entity wide disclosures:

Due to the acquisition in March 2010 of the generic injectable business of Orchid Chemicals and Pharmaceuticals Ltd. located in India and capacity expansion activities, long-lived assets in India were $169.1 million and $114.1 million as of September 30, 2011 and December 31, 2010, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the federal securities laws. Hospira intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could,” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. Investors should be aware that these statements and any other forward-looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Many of these risks, uncertainties and assumptions are beyond Hospira’s control, and may cause actual results and performance to differ materially from expectations. Important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“Item 7”) in the 2010 Form 10-K, and the factors described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2011 and June 30, 2011, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Hospira is a global provider of injectable drugs and infusion technologies.  Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs.  Hospira’s portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management solutions. Hospira’s broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Product Development

Hospira’s product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira manages these product development programs and related costs through the following four categories: generic pharmaceuticals, biosimilars, proprietary pharmaceuticals and device products.

Generic Pharmaceutical Product Development.  During the third quarter of 2011, Hospira changed the methodology for reporting its generic pharmaceutical product pipeline. The previous pipeline methodology included products that were new to a geographic region only, and did not capture Hospira’s opportunity to expand its product offerings throughout the applicable geographic region. The new methodology includes product offerings throughout the applicable geographic region and reflects Hospira’s strategy to geographically expand its portfolio of generic pharmaceuticals. Under the new methodology, as of September 30, 2011, Hospira’s generic pharmaceutical pipeline consisted of 73 products as compared to 45 compounds as of June 30, 2011 under prior pipeline methodology. In terms of therapeutic areas, more than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas. The applicable regulatory process could delay or prevent Hospira from offering certain of these compounds, or could increase the cost of development. Also during the third quarter of 2011, Hospira announced that it had received U.S. Food and Drug Administration (“FDA”) approval for gemcitabine for injection, a solution form of the drug, and launched the product in September.

Biosimilar Product Development.  As of September 30, 2011, Hospira’s biosimilar pipeline (including co-developed biosimilars) consisted of 11 compounds. In October, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (EPO) for patients with certain renal dysfunction who have anemia. As Hospira’s biosimilar development program progresses, and as Hospira continues its Phase III U.S. clinical trial for EPO, Hospira expects that over the next several years, the amount of spending on its biosimilar program will increase as a percentage of Hospira’s total Research and development (“R&D”) spending.

While guidelines have existed for the approval of biosimilars in the European Union for some time, the regulatory requirements for biosimilars in the United States (“U.S.”) and other countries are evolving. To date, the FDA and many other regulatory agencies have not issued specific biosimilar guidance. The costs of development and approval along with the probability of success for Hospira’s biosimilar candidates will be impacted by any final regulations issued by these regulatory authorities. Hospira expects that the product development costs for each internally developed biosimilar candidate could be up to $100-$200 million per biosimilar over a 7 to 8 year period. Hospira has entered into agreements with other companies to share in the manufacturing and development of certain of these biosimilar candidates. This is in alignment with Hospira’s biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. However, the cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound, as well as any final guidance that is issued by the applicable regulatory authorities, which will dictate the amount and type of clinical trial work that will be necessary for regulatory approval. The final regulations could delay or prevent Hospira from offering certain of its proposed biosimilar candidates, or could increase the cost of developing such biosimilar candidates.

Proprietary Pharmaceutical Product Development.  As of September 30, 2011, Hospira has in development/co-development the following proprietary pharmaceutical products:

•                  PrecedexTM is a proprietary sedative.  Hospira is engaged in the following development programs to expand the clinical use of this product:

•                  in 2007, Hospira completed its clinical program for the long-term use of PrecedexTM (greater than 24 hour infusion), and is in the process of responding to additional requests from the FDA as well as additional long-term treatment data while it has achieved approval of this indication in certain markets outside the U.S.; and

•                  in 2009, Hospira began clinical trials in its Phase III development for the use of PrecedexTM in the pediatric setting.  Hospira is in the process of completing this program in preparation for submission to the FDA.

•                  POSIDURTM is a long-acting version of the anesthetic bupivacaine.  In 2010, Hospira entered into a licensing agreement with DURECT Corporation to develop and market DURECT’s POSIDURTM, which was under Phase III development at the time Hospira entered into the agreement. Enrollment has now been completed.

•                  Dyloject TM is a post-operative pain management drug currently awaiting FDA approval.  In 2010, Hospira received a complete response letter from the FDA regarding Dyloject TM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

In October 2011, Hospira provided a notice of termination in connection with its agreement with Kiadis Pharma B.V. for the development and commercialization of ATIR (a personalized hematology product designed for blood cancer patients in need of allogeneic bone marrow transplantation). Hospira will no longer be pursuing this product.

Device Product Development.  Hospira’s key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.  In March 2011, Hospira submitted a 510 (k) application with the FDA for modifications to its SymbiqTM infusion system.  The FDA submitted questions to the 510(k) application. Hospira has responded to the first set of questions, and is preparing its response to the second round of questions. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) clearances of infusion pumps, which makes it difficult to project the prospects and timeline for FDA clearance.

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

R&D spending includes costs identifiable to specific projects, general costs which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. The costs identifiable to a specific project are not individually material to Hospira’s Research and development expense line item for the three and nine months ended September 30, 2011 and 2010, respectively.

From time to time, Hospira may enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira plans to continue to manage its portfolio to achieve R&D spend in full-year 2011 in the range of approximately 6% to 7% of net sales, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements. Hospira expects that the R&D spend as a percentage of sales may increase up to 8% of net sales over the next two to three years to support Hospira’s strategy to expand its generic pharmaceutical product portfolio.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, manufacturing start-up, product validation and registration charges, other asset charges, exit costs, contract termination costs and gain on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in India of specialty injectable manufacturing capacity utilizing long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this three to five year project and Hospira anticipates the first commercial product release in 2014. For the India capacity expansion, annual capital expenditures of approximately $100 million are expected in 2011 and 2012 and declining annually thereafter in 2013 and 2014. In aggregate, India capacity expansion capital expenditures of approximately $275 million to $325 million are expected. In addition, Hospira initiated plans to qualify and validate manufacturing and related activities for certain oncology compounds over the next three years at Hospira’s Joint Venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in India.  For both of these capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product related) and registration charges in the aggregate of approximately $100 million to $120 million, the timing of which will lag facility capital expenditures.  Approximately $5 million to $7 million of charges, primarily related to start-up and facility validation, are expected in 2011.  For the three months ended September 30, 2011, $1.5 million of charges were incurred. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects.

Further, Hospira expects higher capital expenditures related to existing facility modernization and streamlining.

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

Hospira’s March 2009 Project Fuel announcement included the expectation that these actions would deliver annual pre-tax savings of approximately $8 million to $10 million in 2009, approximately $70 million to $80 million in 2010, and approximately $110 million to $140 million on an annualized run-rate basis thereafter. Hospira has achieved annual pre-tax savings within the stated ranges for these actions.

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and their underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million. Hospira recognized a gain of $11.4 million on the disposal of the Wasserburg facility which is included in Restructuring, impairment and (gain) on disposition of assets, net in first quarter of 2010.

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

The net charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income line items included in Item 1 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010
Cost of products sold	$1.5	$7.5	$7.3	$19.3
Restructuring, impairment and (gain) on disposition of assets, net	—	1.2	11.5	(3.8)
Research and development	—	—	—	0.3
Selling, general and administrative	—	1.7	1.2	9.8
Total net charges	$1.5	$10.4	$20.0	$25.6

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

Acquisitions

Javelin Pharma

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. (“Javelin Pharma”) for a purchase price of $161.9 million. Hospira expects to take advantage of operating synergies between Hospira’s PrecedexTM and Javelin Pharma’s main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. FDA approval. In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work to address all items raised as part of the regulatory process. Timing of resolution and expected launch of the product is uncertain. The impact, except for the acquisition costs of $7.9 million in 2010, of this acquisition was not significant to Hospira’s results of operations through September 30, 2011. The future impact of DylojectTM on Hospira depends on the various product development and commercialization efforts, and the timing of resolution of the regulatory process in connection therewith.

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

Certain Quality and Product Related Matters

Hospira’s pharmaceutical and device products are subject to extensive and increasing enforcement by the FDA and other governmental authorities, and its manufacturing and other facilities are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight by the FDA and other governmental authorities may lead to inspection observations (commonly called Form 483 observations in the U.S.), warning letters, consent decrees, voluntary or involuntary product recalls, injunctions to halt production and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations. Any of these regulatory enforcement actions as well as Hospira’s inspections, reviews and commitments may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes.

The following information provides additional detail regarding certain quality and product related matters.

Warning Letter

In April 2010, Hospira received a Warning Letter from the FDA (the FDA’s Warning Letter is publicly available on the FDA’s website) in connection with the FDA’s inspection of Hospira’s pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky Mount, North Carolina. In the Warning Letter, the FDA cited Current Good Manufacturing Practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserts other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. Hospira responded to the Warning Letter in 2010, and as part of its response, took immediate actions to address the FDA’s concerns, including recalling certain products manufactured at the Clayton and Rocky Mount facilities.

In January 2011, the FDA completed a follow-up inspection at the Clayton facility to evaluate Hospira’s corrective actions in response to items raised in the Warning Letter. The FDA did not issue a Form 483 of any potentially objectionable conditions related to the Clayton inspection. The FDA completed a follow-up inspection at the Rocky Mount facility in June 2011, and issued a Form 483 listing observations related to certain quality systems, facilities, and operating procedures.  In August 2011, the FDA completed an additional inspection at the Rocky Mount facility, which resulted in additional Form 483 observations that identified further areas for remediation and improvement. Hospira is implementing a comprehensive remediation plan, including obtaining the assistance of third party subject matter experts to help Hospira address the FDA’s concerns. Hospira has implemented certain interim oversight controls, including third party oversight; product assessments; retrospective reviews of laboratory results related to out of specification findings and investigations; and the development and implementation of a comprehensive laboratory action plan.  Hospira also has implemented significant management changes to the Rocky Mount facility’s leadership team.

Hospira will continue to interact and work closely with the FDA to ensure that all items cited during the inspections and noted in both Form 483s and the Warning Letter are appropriately addressed.

During the three and nine months ended September 30, 2010, Hospira recognized charges, in Cost of products sold, of $15.1 million and $40.9 million, respectively, for third party oversight and consulting, reduced production volume costs and penalties for failure to supply product to certain customers under various contracts, all directly associated with Hospira’s response to the FDA’s Warning Letter. From the inception of these matters through December 31, 2010 Hospira incurred $58.5 million of related charges. During 2011, Hospira continued to invest in quality operations throughout its global manufacturing facilities including the Clayton and Rocky Mount facilities.  To remediate the specific 2011 matters cited above, during the three and nine months ended September 30, 2011, Hospira recognized charges, in Cost of products sold, of $10.3 million for third party oversight, consulting costs, and costs associated with reduced production volume at the Rocky Mount facility. In addition, during the three and nine months ended September 30, 2011, Hospira incurred inventory related charges of $14.0 million at the Rocky Mount facility due primarily to remediation actions being implemented and the resulting impact on inventory spoilage, excess and obsolescence.

SymbiqTM Infusion Pumps

In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to new customers. Hospira initiated this hold after it received an unexplained increase in customer complaints under certain use conditions related to the failure of SymbiqTM to alarm at the end of infusion therapy. In June 2010, Hospira notified customers of interim steps to be taken by customers to mitigate this issue and to avoid the use conditions that can lead to the failure of SymbiqTM to alarm at the end of infusion therapy. In August 2010, Hospira initiated a set recall related to the issue. Additionally, Hospira notified customers of reports of unrestricted flow when the SymbiqTM infusion set cassette is improperly removed from the pump before the pump’s cassette door is fully opened. Hospira cautioned customers to allow the pump’s cassette door to fully open before removing the infusion set as the pump may not alarm when the infusion set is improperly removed. The FDA has classified each of these actions as a Class I recall and Hospira is working closely with the FDA to conclude these matters. Hospira has not asked customers to return or cease using their SymbiqTM pumps. Hospira has recognized charges in Cost of products sold for quality assessment and testing, materials, and labor to remediate these matters, which were $5.0 million for the three and nine months ended September 30, 2010 and were $6.2 million in aggregate.

Hospira has submitted the appropriate applications for modifications to its SymbiqTM infusion system to regulatory agencies in various countries. On March 31, 2011, Hospira submitted a 510(k) application with the FDA, which included software updates to further enhance the reliability of the infusion system, and to correct the recall issues impacting the device. The FDA submitted questions on the 510(k) application. Hospira has responded to the first round of questions, and is preparing its response to the second round of questions received from the FDA. Hospira incurred charges of $1.7 million in the three months ended September 30, 2011 related to remediation actions associated with the application.  New customer pump placements for SymbiqTM will remain on voluntary hold until Hospira receives the clearance from the applicable regulatory agencies. Hospira believes this 510(k) application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) clearances of infusion pumps, which makes it difficult to project the prospects and timeline for FDA clearance.

PlumTM Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a number of customer reports associated with the Plum A+TM and XL family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue.  For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly.  For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time.  Plum XLTM customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM and Plum XL TM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any PlumTM pumps from the market or halt production. Hospira recognized a charge of $26.0 million for the estimated costs of the field recall at the end of 2010.  Hospira is in the process of finalizing its recall plan and beginning the replacement of components for the Plum A+TM in the fourth quarter of 2011 and expects the remediation to extend through 2012.

Comprehensive Medication Management Product Review

In connection with the matters referenced above, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products.  The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products.  The product reviews will also include retrospective assessments of customer experiences with these products over the preceding two years.  The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products.  The product reviews, related investigations and remediation are ongoing, and the initial reviews are focused on PlumTM, patient controlled analgesia (PCA) devices, and GemStar TM. Certain remediation actions, such as product recalls or corrective field actions, for Hospira’s medication management products have been, and may be required upon finalization of the product reviews.  Hospira expects that the product reviews will be completed by the end of 2012 and expects that the remediation actions resulting from these reviews could extend over the next two to three years.

In the three months ended September 30, 2011, Hospira incurred charges of $26.4 million for certain remediation actions, including recalls, related to outcomes of the product reviews and related investigations, primarily related to

PlumTM products.  As described in the section above captioned “PlumTM Infusion Pumps,” this $26.4 million is in addition to a charge of $26.0 million recognized in 2010 for recall costs related to Plum TM.  These remediation charges are based on management’s best estimate of the committed corrective actions and consist primarily of development costs to address any identified issues and costs for the roll-out or deployment to the impacted customer base.

Financial Related Impact

For the historical period from the beginning of these matters through the period ended June 30, 2011, Hospira had incurred approximately $90.7 million of charges for these quality and product related matters referenced above. In addition, beginning with the three months ended September 30 2011, Hospira expects to incur over the next two to three years, aggregate pre-tax charges related to these quality and product related matters in the range of $300 million to $375 million, of which Hospira incurred an aggregate of $52.4 million in the three months ended September 30, 2011.  The amount, timing and recognition of charges associated with these matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. Further, costs for long-term solutions and product improvements will depend on various product development efforts and corresponding regulatory outcomes in connection therewith.  Also, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. See matters discussed in section “Facilities Optimization and Capacity Expansion” in Item 2.

Due to the complexity and depth of these anticipated remediation activities, and dependent upon the schedules for remediation, and the outcomes from the product assessments, these matters have and may continue to adversely impact production, including causing further reduced production volumes, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or products failing to meet specifications.  These quality matters have and may lead to further remediation actions, including recalls or other corrective actions or further adverse regulatory actions. Additionally, these quality matters have adversely impacted, and may impact further, Hospira’s net sales and ability to market certain products in all segments and impact future cash flows. Hospira has experienced delays in product approvals at its facilities, and dependent upon the outcomes of these matters and potential further regulatory actions, further delays in, or denials of product approvals could continue to impact Hospira. These quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer back orders and penalties for failure to supply products.

The charges incurred for quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of (loss) income for the three and nine months ended September 30, 2011 and 2010 by product and/or remediation area as follows:

	Certain Quality and Product Related Matters (1)
					Aggregate
	Three Months Ended September 30,		Nine Months Ended September 30,		charges to date for
(dollars in millions)	2011	2010	2011	2010	2010 and 2011 (2)
Warning Letter
Inventory charges	$14.0	$—	$14.0	$4.2	$18.2
Other charges	10.3	15.1	10.3	40.9	64.6
Medication Management Product Review & Remediation
SymbiqTM charges	1.7	5.0	2.1	5.0	7.9
PlumTM and Other Device charges	26.4	—	26.4	—	52.4
Total Charges	$52.4	$20.1	$52.8	$50.1	$143.1

(1)    The amounts are cash costs, except for the inventory charges.  The amounts do not include  investments in quality systems, consulting and personnel related costs such as labor, overhead, testing, and materials related to product review, assessment and remediation activities that are part of Hospira’s existing operations.

(2)    For the historical period from the beginning of these matters through the period ended June 30, 2011, Hospira had incurred approximately $90.7 million of charges for these quality and product related matters referenced above.  These historical charges are not included in the range of approximately $300 million to $375 million since they were incurred prior to the three months ended September 30, 2011.  In addition, Hospira incurred an aggregate of $52.4 million in the three months ended September 30, 2011. From the inception of these matters through September 30, 2011, Hospira has incurred $143.1 million.

Regulatory Environment and Related Impact

Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to medication management products or the matters included in the Warning Letter. While Hospira continues to work to resolve the remaining matters described above, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Until the violations and other product matters are corrected, Hospira may be subject to additional regulatory actions by the FDA, including the withholding of approval of new drug applications, the imposition of a consent decree, product seizure, injunction, and/or civil monetary penalties. In addition, new product approvals at all of Hospira’s manufacturing facilities could be adversely impacted by these quality matters or any other adverse inspection results at Hospira’s other facilities. All of Hospira’s manufacturing plants are subject to inspections, which may result from time to time in Form 483 observations. Hospira has disclosed information about the Form 483 observations relevant to Rocky Mount because of the Warning Letter.

Changes in and stricter enforcement of the laws and regulations impacting Hospira’s industry may result in changes to customer buying patterns, loss of customers, failure to negotiate advantageous pricing and purchasing arrangements with Group Purchasing Organizations, a slowdown in product approvals by regulatory agencies and/or the inability to obtain product approvals, increased investment in quality systems and personnel and additional on-market remediation activities being classified as recalls, including improvement related activities that are deemed by regulatory agencies to reduce the risk to health posed by the products. Any such additional actions, or further adverse developments, could significantly disrupt ongoing business and operations and have a material adverse impact on Hospira’s financial position, operating results and cash flows. There can be no assurance that regulatory agencies or customers will be satisfied with Hospira’s response and corrective actions.

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

Results of operations for the three months ended September 30, 2011 compared to September 30, 2010

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended September 30,
	2011	2010	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$485.2	$433.4	12.0%	11.3%
Medication Management	199.9	209.6	(4.6)%	(5.8)%
Other Pharma	82.8	119.1	(30.5)%	(30.2)%
Total Americas	767.9	762.1	0.8%	0.1%

Europe, Middle East & Africa (“EMEA”)—
Specialty Injectable Pharmaceuticals	75.2	68.3	10.1%	1.6%
Medication Management	29.6	31.1	(4.8)%	(12.9)%
Other Pharma	24.5	16.8	45.8%	39.3%
Total EMEA	129.3	116.2	11.3%	3.2%

Asia Pacific (“APAC”)—
Specialty Injectable Pharmaceuticals	66.4	57.0	16.5%	3.0%
Medication Management	11.1	12.0	(7.5)%	(16.7)%
Other Pharma	2.0	2.0	0.0%	(5.0)%
Total APAC	79.5	71.0	12.0%	(0.6)%

Net Sales	$976.7	$949.3	2.9%	0.4%

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

Net sales increased 2.9%, or were essentially flat excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 0.8%, and were essentially flat excluding the impact of changes in foreign exchange rates.  Net sales in the Americas were adversely impacted due to the ongoing quality remediation efforts and Hospira ability to timely ship certain products to the market.  Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the continuing effects of docetaxel sales which was launched in the first quarter of 2011, and the launches of gemcitabine powder products in late 2010 and gemcitabine solution products in the third quarter of 2011.   Medication Management net sales were lower due to decreased sales volumes for PlumTM infusion pumps due to the impact of ongoing quality remediation efforts and lower administration sets volume. Net sales in Other Pharma decreased due to lower volumes for solution products, and contract manufacturing due to temporary supply constraints related to remediation efforts at various manufacturing facilities.

EMEA

Net sales in the EMEA segment increased 11.3% or 3.2% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased slightly due to continued strong sales volume from the launch of meropenem, offset by price decreases resulting from competition for certain existing oncology products.  Medication Management net sales were lower due primarily to decreased volumes of PlumTM dedicated administration sets.

APAC

Net sales in the APAC segment increased 12.0% but decreased (0.6)% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to strong Japan sales volume for PrecedexTM and the launch of docetaxel and meropenem in 2011. Medication Management net sales decreased due to lower other device volumes, partially offset by higher sales volume for PlumTM and GemStarTM dedicated administration sets.

Gross Profit (Net sales less Cost of product sold)

Three months ended September 30 (dollars in millions)	2011	2010	Percent change
Gross profit	$303.9	$367.0	(17.2)%
As a percent of net sales	31.1%	38.7%

Gross profit decreased $63.1 million, or (17.2)%, for the three months ended September 30, 2011, compared with the same period in 2010.

Gross profit decreased in the third quarter of 2011 primarily due to the impact of remediation and production charges and lower sales volume associated with certain quality and product related matters as well as higher inventory loss due to spoilage, excess and obsolescence.  The decrease in gross profit was partially offset by the impact of new product launches including docetaxel and gemcitabine in the U.S. in 2011.  A portion of the profit generated by sales of docetaxel is recorded in Equity income from affiliates, net as the product is sourced from Hospira’s joint venture.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

Three months ended September 30 (dollars in millions)	2011	2010	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$170.2	$1.2	nm
As a percent of net sales	17.4%	0.1%

Restructuring, impairment and (gain) on disposition of assets, net was $170.2 million for the three months ended September 30, 2011, compared with $1.2 million for the same period in 2010.

In the third quarter of 2011, Hospira determined that the EMEA reporting unit’s goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira’s common stock price beginning late in the third quarter of 2011 and sustained through the date of this filing, which required an increase in the discount rate used in the present value calculation in order to reconcile Hospira’s market capitalization to the aggregate estimated fair value of all of Hospira’s reporting units.  In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions (ii) higher spending expected for strategic product portfolio expansion, introduced in the third quarter of 2011, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending.

As of this filing, Hospira has not completed the analysis, due to the complexities involved in determining the implied fair value of the goodwill of the EMEA reporting unit. However, based on the work performed to date, Hospira has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, Hospira recorded a $155.0 million goodwill impairment charge, representing Hospira’s best estimate of the impairment, during the three months ended September 30, 2011. The impairment charge is based on a preliminary analysis and may be subject to further adjustments in the next reporting period.

Additionally, there were intangible asset impairment charges primarily related to an oncology product right charge of $8.7 million due to competitive pricing.

Research and Development

Three months ended September 30 (dollars in millions)	2011	2010	Percent change
Research and development	$69.3	$65.2	6.3%
As a percent of net sales	7.1%	6.9%

R&D increased $4.1 million, or 6.3%, for the three months ended September 30, 2011, compared with the same period in 2010 primarily for higher spending in 2011 on certain clinical trials for biosimilar and proprietary pharmaceutical product development.

Selling, General and Administrative

Three months ended September 30 (dollars in millions)	2011	2010	Percent change
Selling, general and administrative	$149.6	$158.9	(5.9)%
As a percent of net sales	15.3%	16.7%

Selling, general and administrative (“SG&A”) decreased $9.3 million, or (5.9)%, for the three months ended September 30, 2011, compared with the same period in 2010. SG&A in 2010 included costs incurred for the Javelin Pharma acquisition, and for Project Fuel initiatives, which were completed in March 2011.  Excluding these prior year charges, SG&A was lower due to decreased general and administration expenses including reduced 2011 annual incentive compensation expenses, offset by the impact of foreign exchange.

Interest Expense and Other (Income) Expense, Net

Hospira incurred interest expense of $23.4 million for the three months ended September 30, 2011 and $26.5 million in the same period in 2010. Interest expense was higher in 2010 primarily due to the timing of the issuance in September 2010 of $500 million principal amount of 5.6% notes and the subsequent early extinguishment in October 2010 of $500 million principal amount of 5.55% notes originally due March 2012. Other (income) expense, net was $(1.8) million for the three months ended September 30, 2011 compared to expense of $36.0 million for the three months ended September 30, 2010. Other (income) expense, net in 2010 includes a $36.8 million provision incurred for the early extinguishment of the 5.55% notes.

Income Tax (Benefit) Expense

The effective tax rate was a benefit of 8.1% for the three months ended September 30, 2011, compared to an expense of 11.6% for the same period in 2010. During the three months ended September 30, 2011, the effective tax rate was significantly impacted by the non-deductible EMEA goodwill impairment. Excluding this EMEA goodwill impairment, the effective tax rate was a benefit of 10.1% for the quarter, driven primarily by a decrease in the full year forecasted earnings before taxes. During the three months ended September 30, 2010, the effective tax rate was lower as a result of certain charges in higher tax rate jurisdictions.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

Equity Income From Affiliates, Net

Equity income from affiliates increased to $9.3 million during the three months ended September 30, 2011 compared to $1.4 million for the same period in 2010, primarily due to income from Hospira’s joint venture associated with the continuing effect of the U.S. docetaxel launch in 2011.

Results of operations for the nine months ended September 30, 2011 compared to September 30, 2010

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2011	2010	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,525.2	$1,370.3	11.3%	10.7%
Medication Management	596.4	621.3	(4.0)%	(4.9)%
Other Pharma	298.3	367.4	(18.8)%	(19.0)%
Total Americas	2,419.9	2,359.0	2.6%	1.9%

EMEA—
Specialty Injectable Pharmaceuticals	219.8	205.5	7.0%	(0.5)%
Medication Management	97.3	93.7	3.8%	(2.9)%
Other Pharma	66.8	60.3	10.8%	5.6%
Total EMEA	383.9	359.5	6.8%	(0.1)%

APAC—
Specialty Injectable Pharmaceuticals	195.6	168.7	15.9%	2.9%
Medication Management	33.6	32.0	5.0%	(5.3)%
Other Pharma	10.1	5.9	71.2%	62.7%
Total APAC	239.3	206.6	15.8%	3.3%

Net Sales	$3,043.1	$2,925.1	4.0%	1.8%

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

Net sales increased 4.0%, or 1.8% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 2.6%, or 1.9% excluding the impact of changes in foreign exchange rates. Net sales in the Americas were adversely impacted due to the ongoing quality remediation efforts and Hospira ability to timely ship certain products to the market.  Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the launch of docetaxel during the first quarter of 2011, the continuing effects of the launches of meropenem, piperacillin and tazobactam, and gemcitabine, and continued growth of Hospira’s proprietary sedation drug, PrecedexTM. Net sales in 2010 included the impact of oxaliplatin in the U.S. for which Hospira temporarily exited this market in mid-2010. Medication Management net sales were lower due to decreased sales volumes for PlumTM infusion pumps due to the impact of ongoing quality remediation efforts, partially offset by increased volume of dedicated administration sets across all major infusion devices. Net sales in Other Pharma decreased due to lower volumes for solution and nutritional products and contract manufacturing due to temporary supply constraints related to remediation efforts at various manufacturing facilities.

EMEA

Net sales in the EMEA segment increased 6.8%, but were flat excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased slightly due to price and volume decreases resulting from competition for certain existing oncology products.  The decrease was partly offset by continued strong sales volume of the biosimilar, RetacritTM, heparin, and the launch of meropenem. Medication Management net sales decreased slightly due primarily to volumes in PlumTM dedicated administration sets.

APAC

Net sales in the APAC segment increased 15.8%, or 3.3% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to strong sales volume for PrecedexTM and the launch of docetaxel and meropenem in 2011. Medication Management net sales decreased with lower other device volumes, partially offset by higher sales volume for PlumTM and GemStarTM dedicated administration sets.

Gross Profit (Net sales less Cost of product sold)

Nine months ended September 30 (dollars in millions)	2011	2010	Percent change
Gross profit	$1,116.4	$1,166.5	(4.3)%
As a percent of net sales	36.7%	39.9%

Gross profit decreased $50.1 million, or (4.3)%, for the nine months ended September 30, 2011, compared with the same period in 2010.

Gross profit decreased in the first nine months of 2011 partially due to the mid-2010 oxaliplatin U.S. market exit offset by new product launches including docetaxel in the U.S. in 2011 as well as other generic product launches. A portion of the profit generated by sales of docetaxel is recorded in Equity income from affiliates, net as the product is sourced from Hospira’s joint venture.  Both periods were impacted by lower sales volume and charges associated with certain quality and product related matters, however, in 2011 there were higher inventory losses due to spoilage, excess and obsolescence.  Partially offsetting the decrease was lower charges for Project Fuel and Facility Optimization initiatives, which were completed in March 2011.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

Nine months ended September 30 (dollars in millions)	2011	2010	Percent change
Restructuring, impairment and (gain) on disposition of assets, net	$184.9	$(3.8)	nm
As a percent of net sales	6.1%	(0.1)%

Restructuring, impairment and (gain) on disposition of assets, net was an expense of $184.9 million for the nine months ended September 30, 2011, compared to a gain of $(3.8) million for the same period in 2010.

In the third quarter of 2011, Hospira determined that the EMEA reporting unit’s goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira’s common stock price beginning late in the third quarter of 2011 and sustained through the date of this filing, which required an increase in the discount rate used in the present value calculation in order to reconcile Hospira’s market capitalization to the aggregate estimated fair value of all of Hospira’s reporting units.  In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions (ii) higher spending expected for strategic product portfolio expansion, introduced in the third quarter of 2011, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending.

As of this filing, Hospira has not completed the analysis, due to the complexities involved in determining the implied fair value of the goodwill of the EMEA reporting unit. However, based on the work performed to date, Hospira has concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, Hospira recorded a $155.0 million goodwill impairment charge, representing Hospira’s best estimate of the impairment, during the three months ended September 30, 2011. The impairment charge is based on a preliminary analysis and may be subject to further adjustments in the next reporting period.

Excluding the goodwill impairment charge, the remaining increase in 2011 is primarily due to a charge of $8.7 million for an oncology product right intangible asset due to competitive pricing pressure, and distributor contract termination costs of $7.8 million incurred for restructuring of certain Latin America operations. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges, primarily related to Project Fuel, were $7.6 million for the nine months ended September 30, 2010.

Research and Development

Nine months ended September 30 (dollars in millions)	2011	2010	Percent change
Research and development	$192.0	$197.3	(2.7)%
As a percent of net sales	6.3%	6.7%

R&D decreased $5.3 million, or (2.7)%, for the nine months ended September 30, 2011, compared with the same period in 2010. R&D in 2010 included an initial milestone payment of $27.5 million for an agreement with DURECT Corporation for research and development of an anesthetic product that had not yet reached regulatory approval.  Excluding the prior year initial milestone payment, there was higher spending in 2011 on certain clinical trials for biosimilar and proprietary pharmaceutical product development.

Selling, General and Administrative

Nine months ended September 30 (dollars in millions)	2011	2010	Percent change
Selling, general and administrative	$470.4	$507.4	(7.3)%
As a percent of net sales	15.5%	17.3%

SG&A decreased $37.0 million, or (7.3)%, for the nine months ended September 30, 2011, compared with the same period in 2010. SG&A in 2010 included costs incurred for the RTI litigation settlement and related charges, and for Project Fuel initiatives, which were completed in March 2011.  Further, SG&A in 2010 included acquisition and integration charges associated with the acquisitions of Orchid Pharma and Javelin Pharma. Excluding these prior year charges, SG&A was lower due to decreased general and administration expenses including reduced 2011 annual incentive compensation expenses, offset by the impact of foreign exchange.

Interest Expense and Other (Income) Expense, Net

Hospira incurred interest expense of $70.7 million for the nine months ended September 30, 2011 and $74.1 million in the same period in 2010. Interest expense was higher in 2010 primarily due to the timing of the issuance in September 2010 of $500 million principal amount of 5.6% notes and the subsequent early extinguishment in October 2010 of $500 million principal amount of 5.55% notes originally due March 2012.  Other (income) expense, net was income of $(6.0) million income for the nine months ended September 30, 2011  compared to $34.5 million expense for the nine months ended September 30, 2010. Other (income) expense, net in 2010 includes a $36.8 million provision incurred for the early extinguishment of the 5.55% notes.

Income Tax (Benefit) Expense

The effective tax rate was 18.6% for the nine months ended September 30, 2011, compared to 17.6% for the same period in 2010. During the nine months ended September 30, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement resulted in a $19.7 million discrete income tax benefit. Also during the nine months ended September 30, 2011, the effective tax rate was significantly impacted by the non-deductible EMEA goodwill impairment. Excluding this EMEA goodwill impairment and the IRS audit settlement, the effective rate for the nine months ended September 30, 2011 was 17.1%.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions of varying durations, in certain jurisdictions outside the U.S.

The IRS has commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Equity Income From Affiliates, Net

Equity income from affiliates increased to $38.2 million during the nine months ended September 30, 2011 compared to $2.4 million for the same period in 2010, primarily due to income from Hospira’s joint venture associated with the U.S. docetaxel launch in 2011.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, certain acquisitions, capital expenditures, common stock repurchases and repay debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in continuous improvement activities, for the foreseeable future.

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

Hospira has incurred and expects to incur further charges and higher capital expenditures related to certain quality and product related matters, facility modernization and capacity expansion activities that will require cash outflows in the future. These matters are further discussed under sections “Certain Quality and Product Related Matters” and “Facilities Optimization and Capacity Expansion” in Item 2. Hospira currently believes current capital resources will be sufficient to fund capital expenditures, and costs associated with these activities.

In September 2011, Hospira advanced $50 million to a supplier for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable, under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from this same supplier which would require additional advances.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase (“ASR”) contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization the timing of which will depend on various economic factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Summary of Cash Flows

	Nine Months Ended September 30,
(dollars in millions)	2011	2010
Cash flow provided by (used in):
Operating activities	$277.0	$234.5
Investing activities	(203.2)	(632.9)
Financing activities	(136.6)	595.2

Cash flows from operating activities increased for the nine months ended September 30, 2011, compared with the same period in 2010. Improvements related to operating assets and liabilities were primarily due to account receivables, chargebacks, and sales rebates in 2011. Further, lower income tax payments in 2011 compared to 2010, lower payments of employee related liabilities, and distributions received from equity affiliates contributed to the increase in operating cash flows. These improvements were offset by timing of accounts payable payments, advances to suppliers and higher inventory levels related to increased cycle times and new products launched with regulatory approval in 2010 and 2011.

Cash flows used in investing activities decreased during the nine months ended September 30, 2011, primarily due to no acquisitions in 2011 compared to $541.8 million of acquisitions during 2010.  Capital expenditures increased $69.5 million compared to the prior period due to investments in capacity expansion initiatives.  Further, proceeds from dispositions decreased from the prior period due to the disposal of a facility in Wasserburg, Germany during 2010.

Cash flows from financing activities decreased during the nine months ended September 30, 2011, compared with the same period in 2010, due primarily to the proceeds from the issuance of $500 million principal amount of 5.6% notes in September 2010.  Additionally, cash flows from financing activities decreased in 2011 compared to the same period in 2010 due to higher repurchases of common stock, and lower proceeds from stock options exercised.

Debt and Capital

Hospira has a $700.0 million unsecured revolving credit facility (“Revolver”) expiring in October 2012 under which no amounts were outstanding as of September 30, 2011.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2011, Hospira was in compliance with all applicable covenants.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2010 Form 10-K.  There have been no material changes to the short-term borrowing information provided in Hospira’s 2010 Form 10-K.

The following table is a summary of information related to Hospira’s short-term borrowings:

(dollars in millions)	Revolver (1)	Other Borrowings
Nine months ended September 30, 2011
Outstanding balance at period end	$—	$44.2
Weighted average interest rate at period end	—%	6.5%
Average monthly balance during the period end	$—	$39.6
Weighted average interest rate during the period end	—%	10.9%
Maximum month-end balance during the period end	$—	$49.5

Three months ended September 30, 2011
Outstanding balance at period end	$—	$44.2
Weighted average interest rate at period end	—%	6.5%
Average monthly balance during the period end	$—	$46.2
Weighted average interest rate during the period end	—%	9.6%
Maximum month-end balance during the period end	$—	$49.5

(1)             During the three and nine months ended September 30, 2011, Hospira had not borrowed any amounts under the Revolver.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2010 Form 10-K, except that Hospira began expansion in India of specialty injectable manufacturing capacity utilizing long-term land leases acquired in 2010. Capital expenditures and related start-up charges are anticipated for this multi-year project. Project capital expenditures of approximately $275 million to $325 million are expected in aggregate.  In September 2011, Hospira advanced $50 million to a supplier for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates.  Hospira may distribute and market additional products sourced from this same supplier which would require additional advances.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at September 30, 2011 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liabilities balance of $7.7 million would increase by $2.2 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at September 30, 2011 by replacing the actual exchange rates at September 30, 2011with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

Changes in internal controls.  During the third quarter of 2011, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1-July 31, 2011	489,363	$54.07	485,342	$800,000,000
August 1-August 31, 2011	3,000	$44.68	—	$800,000,000
September 1-September 30, 2011	1,400	$39.56	—	$800,000,000
Total	493,763	$53.97	485,342	$800,000,000

(1)

In addition to the shares purchased as part of Hospira’s publicly announced program, these shares represent the shares deemed surrendered to Hospira to pay the exercise price and satisfy minimum statutory tax withholding obligations in connection with the exercise of employee stock options: 3,021 in July, 0 in August, and 0 in September. For further details regarding employee stock options, see Note 19 to the condensed consolidated financial statements included in Part I Item 1. These shares also include the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan — 1,000 in July, 3,000 in August, and 1,400 in September.

(2)

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase (“ASR”) contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner,
Senior Vice President, Finance and
Chief Financial Officer
Date: October 26, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on October 26, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of (loss) income and comprehensive (loss) income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.