Form 10-K
period 2011-12-31
HOSPIRA INC
filed 2012-02-14
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-31946

HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $9,352.6 million.

         Registrant had 164,739,116 shares of common stock outstanding as of February 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive Proxy Statement to be filed in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated. The definitive 2012 Proxy Statement will be filed on or about March 23, 2012.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to remediate quality, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. ("Hospira") intends that these forward-looking statements be covered by the safe harbor provisions for forward-looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward-looking words such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira's plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect Hospira's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira's control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: i) the continuing growth of our currently marketed products and developments with competitive products; ii) additional actions, legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira's business; iii) product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation or declining sales; iv) future actions of the U.S. Food and Drug Administration ("FDA") or any other regulatory body that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; v) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development; vi) the availability and pricing of acceptable raw materials and component supply; and vii) Hospira's ability to realize the anticipated benefits of its continuous improvement initiatives.

        Other important factors that could cause Hospira's actual results to be materially different from its expectations include (i) the risks and uncertainties described in "Item 1A. Risk Factors" and (ii) the factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Accordingly, you should not place undue reliance on the forward-looking statements contained in this annual report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If Hospira does update or correct one or more of these statements, investors and others should not conclude that Hospira will make additional updates or corrections.

PART I

Item 1.    Business

General Overview of Business

        Hospira is a global provider of injectable drugs and infusion technologies. Through a broad, integrated product portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

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

Operating Segments

        Hospira conducts operations worldwide and is managed in three reportable segments: Americas; Europe, Middle East and Africa ("EMEA"); and Asia Pacific ("APAC"). The Americas segment includes the United States ("U.S."), Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of products, including specialty injectable and other pharmaceuticals and medication management products. For financial information relating to Hospira's segments and principal product lines and other geographic information, see Note 24 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this document. Unless the context requires otherwise, the disclosures in "Item 1. Business" and "Item 1A. Risk Factors" relate to all three reportable segments.

Products

        Hospira offers the following types of products and services:

Product Line	Description
Specialty Injectable Pharmaceuticals	• Approximately 200 injectable generic drugs in multiple dosages and formulations
• Proprietary specialty injectables, including PrecedexTM (dexmedetomidine HCl), a proprietary drug for sedation

•

Biosimilars, including RetacritTM (erythropoietin zeta), a biosimilar erythropoietin, used primarily in the treatment of anemia in dialysis and in certain oncology applications, and NivestimTM, a biosimilar filgrastim used for the treatment of low white blood cells in patients who have received a chemotherapeutic agent

Other Pharmaceuticals	• Large volume intravenous ("I.V.") solutions and nutritional products
• Contract manufacturing services
Medication Management	• Infusion pumps and dedicated administration sets
• Hospira MedNetTM safety software system and related services
• Software applications and devices that support point-of-care medication administration
• Gravity administration sets
• Other device products

Specialty Injectable Pharmaceuticals

        Hospira's specialty injectable pharmaceutical products represented approximately 63% of Hospira's net sales (gross sales less reductions for wholesaler chargebacks, rebates, returns and other allowances) in 2011. This product category primarily consists of generic injectable pharmaceuticals. These products provide customers with a lower-cost alternative to branded products, when the patent protection has expired, when patents have been declared invalid, or when the products do not infringe the patents of others. These drugs' therapeutic areas include analgesia, anesthesia, anti-infectives, cardiovascular, oncology, and other areas. All of Hospira's generic injectable pharmaceuticals in the U.S. include unit-of-use bar-code labels that can be used to support safer medication delivery. Hospira primarily procures the active pharmaceutical ingredients in these products from third-party suppliers.

        During 2011, Hospira continued to broaden its global portfolio with 87 new-to-country injectable drug launches consisting of 13 compounds. Among these launches included, in the U.S., docetaxel (an oncolytic drug used to treat a variety of cancers), topotecan (an oncolytic drug used for the treatment of small cell lung cancer) and imipenem-cilastatin (a beta-lactam antibiotic). Hospira also launched a novel solution formulation of gemcitabine (an oncolytic drug used to treat a variety of cancers), which augmented Hospira's portfolio of gemcitabine products. New-to-country launches in EMEA in 2011 included topotecan, meropenem, gemcitabine, imipenem-cilastatin, remifentanil, docetaxel and levofloxacin. New-to-country launches in APAC in 2011 included docetaxel, piperacillin tazobactam, oxaliplatin, meropenem and gemcitabine.

        Hospira's specialty injectable pharmaceutical products also include PrecedexTM (dexmedetomidine HCl), a proprietary sedative. PrecedexTM is licensed to Hospira by Orion Corporation in the Americas and APAC segments, and in the Middle East and Africa. Hospira sells and markets PrecedexTM for use in non-intubated patients requiring sedation, as well as intubated and mechanically ventilated patients.

        Hospira's specialty injectable pharmaceuticals also include biologic products, which are large complex molecules derived from cells that are demonstrated to be similar to an approved originator product. Hospira's first biosimilar, RetacritTM, was originally launched in 2008 and is currently available in 20 EMEA countries. Its second biosimilar, NivestimTM, was launched in 2010 and is currently available in 21 countries, including Australia, where the biosimilar filgrastim product was launched in 2011.

        Hospira believes that novel drug delivery formats are key points of product differentiation for generic injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers' efforts to enhance safety, increase productivity and reduce waste. Hospira's drug delivery formats include standard offerings in ampules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include CarpujectTM and iSecureTM prefilled syringes, AnsyrTM prefilled needleless emergency syringe systems, First ChoiceTM ready-to-use premix and the ADD-VantageTM system for preparing drug solutions from prepackaged drug powders or concentrates.

Other Pharmaceuticals

        Hospira's other pharmaceuticals represented approximately 13% of Hospira's net sales in 2011, and primarily consist of large volume I.V. solutions, nutritionals and contract manufacturing services.

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

        Hospira's contract manufacturing services are offered through its One2OneSM services group, which provides formulation development, filling and finishing of injectable and oral drugs worldwide. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira's One2OneSM manufacturing services group generally does not manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services in a variety of delivery systems.

Medication Management

        Medication management products represented approximately 24% of Hospira's net sales in 2011 and includes electronic drug delivery pumps, safety software and disposable administration sets dedicated to Hospira pumps. These sets are used to deliver I.V. fluids and medications. Hospira also offers software maintenance agreements and other service offerings. Hospira estimates that over 575,000 of its electronic drug delivery pumps were in use on a global basis as of December 31, 2011. Hospira's electronic drug delivery pumps include Hospira's general infusion system, SymbiqTM; the Plum A+TM line of infusion pumps; Hospira's patient-controlled analgesia device, LifeCare PCATM; the GemStarTM ambulatory infusion pump; and the PlumTM XLD infusion pump. In 2010, due to certain product issues, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to new customers. New customer pump placements for SymbiqTM remained on voluntary hold throughout 2011 for the majority of the regions, and will remain on hold in the U.S. until Hospira receives clearance for modifications to the pump that were submitted to the U.S. Food and Drug Administration ("FDA") in 2011. For further information related to product issues with SymbiqTM and Hospira's other medication management products, see the sections captioned "Quality Assurance" in "Item 1. Business" and "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Medication management includes TheraDoc, Inc. products, which are module-based clinical surveillance systems that provide patient safety surveillance and clinical decision support.

        Medication management also includes gravity administration sets and other device products, including needlestick safety products and programs to support Hospira's customers' needlestick prevention initiatives. LifeShieldTM CLAVETM and LifeShieldTM MicroCLAVETM connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles. ICU Medical's CLAVETM connectors are a component of administration sets sold by Hospira to its customers in the U.S. and select markets outside the U.S.

Sales, Customers and Distribution

        Sales.    Net sales in the Americas segment accounted for approximately 79% of Hospira's 2011 net sales. Net sales in the EMEA and APAC segments comprised approximately 13% and 8%, respectively, of 2011 net sales. Hospira's sales organizations include sales professionals who sell across its major product lines, as well as product specialists who promote its medication management products, or who market and sell PrecedexTM and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major group purchasing organizations ("GPOs") in the U.S.

        Customers.    Hospira's primary customers in the Americas segment include hospitals, wholesalers, integrated delivery networks ("IDN") and alternate site facilities. In the U.S., a substantial portion of Hospira's product is sold to GPO member hospitals and through wholesalers and distributors. Net sales through the largest four wholesalers that supply products to many end-users accounted for approximately 41% of global net sales during 2011. As end-users have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has no single end-use customer that accounts for more than 10% of net sales. Hospira has pricing agreements for specified products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems LLC; Novation, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

        Hospira's primary customers in the EMEA and APAC segments are hospitals and wholesalers that Hospira serves through its own sales force and its distributors. Primary customers in EMEA also include private oncologists and compounding pharmacists. The majority of Hospira's business in the EMEA and APAC segments is conducted through contracting with individual hospitals or through regional or national tenders whereby Hospira submits bids to sell its products.

        Distribution.    In the U.S., Hospira's products are primarily distributed through a network of company-operated distribution facilities and third-party logistics providers. The primary company-operated distribution facilities are identified in "Item 2. Properties" of this report. For the remainder of the Americas segment outside the U.S., Hospira utilizes third-party logistics providers and external distributors in markets where Hospira does not have a direct commercial infrastructure.

        In the EMEA and APAC segments, Hospira manages its distribution operations mainly through third-party logistics providers. External distributors are used in markets where we do not have direct commercial infrastructure.

Seasonal Aspects and Backlog

        There are no significant seasonal aspects to Hospira's consolidated net sales. Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales. During 2011, Hospira experienced an increase in backorders due to the quality improvement actions and supply constraints.

Product Development

        Hospira's research and development ("R&D") expenses were $258.8 million in 2011, $300.5 million in 2010 and $240.5 million in 2009. Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira engages in programs to bring new products to market that are unique or that enhance the effectiveness, ease of use, productivity, safety or reliability of existing product lines. Hospira also engages in programs to expand the use of products in new markets or new applications. Hospira's principal product development facilities are identified in "Item 2. Properties" of this report.

        Hospira manages its product development programs and related costs through the following four categories: generic pharmaceuticals, biosimilars, proprietary pharmaceuticals and device products.

Generic Pharmaceutical Product Development

        In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio. Also, during 2011, Hospira changed the methodology for reporting its generic pharmaceutical product pipeline. The previous methodology included products that were set to launch in major markets only, and did not capture Hospira's opportunity to expand its product offerings in all countries where the products were expected to launch. As of December 31, 2011, under the new methodology, Hospira's generic pharmaceutical pipeline consisted of 73 compounds. More than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas. For certain of these compounds, Hospira is actively pursuing a strategy of challenging the intellectual property of proprietary pharmaceutical companies in an effort to be the first generic company to the market. As described in "Item 1A. Risk Factors," the applicable regulatory process could delay or prevent Hospira from offering certain of these compounds, or could increase the cost of development.

Biosimilar Product Development

        As of December 31, 2011, Hospira's biosimilar pipeline (including co-developed biosimilars with Celltrion, Inc. and Celltrion Healthcare, Inc.) consisted of 11 compounds. In 2011, Hospira announced the start of a U.S. Phase III clinical trial for RetacritTM in patients with renal dysfunction who have anemia. In addition, Celltrion is in the process of completing its program for two of these co-developed biosimiliars, infliximab and trastuzumab, and will prepare to submit these development programs to various regulatory health authorities in 2012.

        While guidelines have existed for the approval of biosimilars in the European Union, Australia and certain other markets that Hospira serves for some time, the regulatory requirements for biosimilars in the U.S. and other countries are still evolving. The FDA recently issued three draft guidance documents regarding biosimiliars. While Hospira is in the process of analyzing these guidelines, they appear to be in line with Hospira's expectations. Hospira will continue to analyze these guidance documents and any final guidelines that are issued by the FDA. The costs of development and approval along with the probability of success for Hospira's biosimilar candidates will be impacted by any final regulations issued by these regulatory authorities. Hospira expects that the product development costs for each internally developed biosimilar candidate could be up to $100-$200 million per biosimilar over a 7 to 8 year period. Hospira has entered into agreements with other companies for the manufacturing, development and marketing of certain of these biosimilar candidates. This is in alignment with Hospira's biosimilar strategy to expand its portfolio and capabilities with measured investment and risk including forming strategic partnerships to assist in bringing the products to market. As an example, in 2009, Hospira entered into an agreement with Celltrion, Inc. and Celltrion Healthcare, Inc. to develop and market biosimilar molecules. For the molecules subject to the agreement, Celltrion is responsible for the development costs. For more information related to the financial impact of that agreement on Hospira, see Note 1 "Supplier Advances" included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data," for more information.

        The cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound, as well as any final guidance that is issued by the applicable regulatory authorities, which will dictate the amount and type of clinical trial work that will be necessary for regulatory approval. As described in "Item 1A. Risk Factors," the final regulations could delay or prevent Hospira from offering certain of its proposed biosimilars, or could increase the cost of developing such biosimilars.

Proprietary Pharmaceutical Product Development

        As of December 31, 2011, Hospira has in development/co-development the following proprietary pharmaceutical products:

  •
  PrecedexTM is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

  •
  in 2007, Hospira completed its clinical program for the long-term use of PrecedexTM (greater than 24 hour infusion), and in 2011 has responded to the Complete Response letter from the FDA (it has achieved approval of this indication in certain markets outside the U.S.);

  •
  in 2009, Hospira began clinical trials in its Phase III development for the use of PrecedexTM in the pediatric setting. Hospira is in the process of completing this program in preparation for submission to the FDA;

  •
  in 2011, Hospira began clinical trials in Japan in its Phase III development for a procedural sedation indication in the use of PrecedexTM.

  •
  POSIDURTM is a long-acting version of the anesthetic bupivacaine. In 2010, Hospira entered into a licensing agreement with DURECT Corporation to develop and market DURECT's POSIDURTM, which was under Phase III development at the time Hospira entered into the agreement. In January 2012, DURECT announced the top-line results from Phase III clinical study, which did not reach statistical significance. Hospira is working with DURECT to assess the data and will discuss the results with the FDA in mid-2012.

  •
  DylojectTM is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

        On January 31, 2012, Hospira and Kiadis Pharma B.V. entered into an agreement that terminates Hospira's obligations with respect to ATIRTM (a personalized hematology product designed for blood cancer patients in need of allogeneic bone marrow transplantation) going forward. The termination agreement contains provisions which allow Hospira to collect royalty payments should ATIRTM be commercialized in the future.

Device Product Development

        Hospira's key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development. Hospira has entered into alliances with several leading information technology companies to develop interfaces that enable the Hospira MedNetTM system to be used with a variety of hospital information systems and to improve cost efficiencies in patient management. Hospira expects to continue entering into strategic alliances as part of its "open architecture system" strategy for the Hospira MedNetTM system. Also, in 2011, Hospira submitted a 510(k) application with the FDA for modifications to its SymbiqTM infusion system. The FDA submitted questions to the 510(k) application. Hospira has responded to the first set of questions and is preparing its response to the second round of questions. Hospira expects to respond by the end of the first quarter of 2012. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) clearances of infusion pumps, which makes it difficult to project the prospects and timeline for FDA clearance.

Manufacturing

        As of December 31, 2011, Hospira operated 12 manufacturing facilities globally. Hospira's principal manufacturing facilities are identified in "Item 2. Properties" of this report. Hospira's largest facilities, located in Rocky Mount, North Carolina; Austin, Texas; LaAurora, Costa Rica; McPherson, Kansas; and Mulgrave, Victoria, Australia, account for a significant portion of Hospira's manufacturing output. In 2011, products manufactured at Rocky Mount, North Carolina; McPherson, Kansas; Austin, Texas and LaAurora, Costa Rica accounted for approximately 58% of Hospira's net sales. Hospira's manufacturing facility in Irungattukottai, India and its joint venture manufacturing facility near Ahmedabad, India, described below, were also significant manufacturing facilities for Hospira in 2011. During 2010 and 2011, Hospira voluntarily shut down certain of its production lines temporarily and slowed the release of products in certain manufacturing facilities as a result of certain quality issues cited in a 2010 FDA warning letter ("Warning Letter") and subsequent interactions with the FDA as described in "Item 1. Quality Assurance." Such interruptions have adversely impacted, and continue to adversely impact, Hospira's ability to manufacture and sell its products. If Hospira experiences any further interruptions of manufacturing at any of the foregoing facilities, such an interruption could further materially and adversely affect Hospira's ability to manufacture and sell its products.

        Hospira has an unconsolidated joint venture with Cadila Healthcare Limited ("Cadila"), a pharmaceutical company located in Ahmedabad, Gujarat State, India. The joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL"), operates a manufacturing facility in a special economic zone outside of Ahmedabad, India, that has been inspected and approved by the United Kingdom's Medicines and Healthcare Products Regulatory Agency and the FDA. Under the joint venture agreement the facility manufactures a number of cytotoxic drugs for sale by both Hospira and Cadila in their respective territories with Hospira holding exclusive rights in almost all major markets including the United States, Canada, the European Union and other Western European countries, the Middle East, and countries within the Asia Pacific Region. In addition, Hospira has entered into separate and independent contract manufacturing agreements with ZHOPL for the production of numerous other cytotoxic drugs that Hospira will sell under its own label throughout the world. In 2011, products manufactured through ZHOPL accounted for approximately 8% of Hospira's net sales.

Raw Materials and Components

        While Hospira produces some raw materials, components and active pharmaceutical ingredients at its manufacturing sites, the majority are sourced on a global basis from third-party suppliers. Although many of the materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on certain proprietary components available exclusively from ICU Medical, Inc. ICU Medical's CLAVETM and MicroCLAVETM connector products are components of infusion sets that represented approximately 15% of Hospira's 2011 U.S. net sales. Hospira also relies on Orchid Chemicals and Pharmaceuticals Ltd. ("Orchid Chemical") as its single source of active pharmaceutical ingredients for certain beta lactam antibiotics. In addition, Hospira purchases some of its other raw materials, components and active pharmaceutical ingredients from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

        To manage risk, Hospira works closely with its suppliers to ensure continuity of supply. In addition, Hospira attempts to diversify its sources of materials and continually evaluates alternate-source suppliers. In certain circumstances, it may pursue regulatory qualification of alternative sources, depending upon the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology. The loss of certain supply arrangements, including certain arrangements for active pharmaceutical ingredients, including those with Orchid Chemical, certain commodities, and the CLAVETM supply arrangement with ICU Medical (which was extended by the parties in 2011 to continue through 2018) could have a material adverse effect on its business.

Quality Assurance

        Hospira's pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by the FDA and other domestic and foreign governmental authorities. Hospira's manufacturing and other facilities are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight has led to Hospira receiving inspection observations (commonly called Form 483 observations) and other notices from regulatory authorities alleging violations of applicable regulations and standards. In response, Hospira has developed definitive action plans, implemented remedial programs and modified its practices to address these issues.

        Hospira has developed and implemented quality systems and concepts throughout its organization, and is involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An active audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies.

        Any regulatory enforcement actions, as well as Hospira's internal inspections, reviews and commitments, may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes. In addition, any further regulatory enforcement actions may lead to further Form 483 observations or warning letters, or consent decrees, voluntary or involuntary product recalls, injunctions to halt production and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.

        The following information provides additional detail regarding certain quality and product related matters.

Warning Letter

        In April 2010, Hospira received a Warning Letter from the FDA (the FDA's Warning Letter is publicly available on the FDA's website) in connection with the FDA's inspection of Hospira's pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky Mount, North Carolina. In the Warning Letter, the FDA cited current good manufacturing practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserted other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. Hospira responded to the Warning Letter in 2010, and as part of its response, took immediate actions to address the FDA's concerns, including recalling certain products manufactured at the Clayton and Rocky Mount facilities.

        In January 2011, the FDA completed a follow-up inspection at the Clayton facility to evaluate Hospira's corrective actions in response to items raised in the Warning Letter. The FDA did not issue a Form 483 related to the Clayton inspection. The FDA completed a follow-up inspection at the Rocky Mount facility in June 2011, and issued a Form 483 listing observations related to certain quality systems, facilities, and operating procedures. In August 2011, the FDA completed an additional inspection at the Rocky Mount facility, which resulted in additional Form 483 observations that identified further areas for remediation and improvement. Hospira is implementing a comprehensive remediation plan, including obtaining the assistance of third party subject matter experts to help Hospira address the FDA's concerns. Hospira has implemented certain interim oversight controls, including third party oversight; product assessments; retrospective reviews of laboratory results related to out of specification findings and investigations; and the development and implementation of a comprehensive laboratory action plan. Hospira also has implemented significant management changes to the Rocky Mount facility's leadership team. These remediation activities resulted in and continue to result in slowdowns at the Rocky Mount facility beginning in the third quarter of 2011, which results in drug shortages and costs associated with reduced production volume.

        Hospira will continue to interact and work closely with the FDA to ensure that all items cited during the inspections and noted in both Form 483s and the Warning Letter are appropriately addressed. Hospira has disclosed information about the Form 483 observations relevant to Rocky Mount because of the Warning Letter. Hospira is also working to ensure all of its manufacturing facilities and quality policies, procedures and processes align with the commitments made to the FDA related to the Warning Letter.

SymbiqTM Infusion Pumps

        In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to new customers. Hospira initiated this hold after it received an unexplained increase in customer complaints related to the failure of SymbiqTM to alarm, under certain use conditions, at the end of infusion therapy. In June 2010, Hospira notified customers of interim steps to be taken by customers to mitigate this issue and to avoid the use conditions that can lead to the failure of SymbiqTM to alarm at the end of infusion therapy. In August 2010, Hospira initiated an infusion set recall related to the issue. Additionally, Hospira notified customers of reports of unrestricted flow when the SymbiqTM infusion set cassette is improperly removed from the pump before the pump's cassette door is fully opened. Hospira cautioned customers to allow the pump's cassette door to fully open before removing the infusion set as the pump may not alarm when the infusion set is improperly removed. The FDA has classified each of these actions as a Class I recall and Hospira is working closely with the FDA to conclude these matters. Hospira has not asked customers to return or cease using their SymbiqTM pumps.

        Hospira has submitted the appropriate applications for modifications to its SymbiqTM infusion system to regulatory agencies in various countries. In March 2011, Hospira submitted a 510(k) application with the FDA, which included software updates to further enhance the reliability of the infusion system, and to correct the recall issues impacting the device. The FDA submitted questions on the 510(k) application. Hospira has responded to the first set of questions from the FDA, and is preparing its response to the second round of questions. Hospira expects to respond by the end of the first quarter of 2012. New customer pump placements for SymbiqTM in the U.S. and certain other countries will remain on voluntary hold until Hospira receives clearance from the applicable regulatory agencies. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) clearances of infusion pumps, which makes it difficult to project the prospects and timeline for FDA clearance.

PlumTM Infusion Pumps

        In December 2010, Hospira informed the FDA that it had received a number of customer complaints associated with the Plum A+TM and Plum XLTM family of infusion pumps regarding failure of the pump's audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue. For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly. For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time. Plum XLTM customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM and Plum XLTM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any PlumTM pumps from the market or halt production. In 2011, Hospira began the replacement of components for the Plum A+TM. Hospira expects the remediation for Plum A+TM to extend into 2013.

Comprehensive Medication Management Product Review

        In connection with the matters above, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira's medication management products. The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews will also include retrospective assessments of customer experiences with these products over the preceding two years. The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products. The product reviews, related investigations and remediation are ongoing, and the initial reviews were completed on PlumTM, patient controlled analgesia (PCA) devices, and GemStarTM. For these infusion devices, investigations are underway. Certain remediation actions, such as product recalls, corrective field actions or preventative actions, for Hospira's medication management products have been, and may be required upon finalization of the product reviews, investigations and remediation milestones. Hospira expects that the product reviews and investigations will be completed by early 2013 and expects that the remediation actions resulting from these reviews could extend over the next two to three years.

        For information related to the financial impact of these matters, see the section captioned "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        Hospira's most significant competitors in specialty injectable pharmaceuticals in the Americas segment include Baxter International Inc. ("Baxter"), Bedford Laboratories (a division of Boehringer Ingelheim), Fresenius Kabi, Pfizer, Sandoz, Sanofi, Teva Pharmaceuticals ("Teva"), as well as divisions of several multinational pharmaceutical companies. Local manufacturers of pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira's most significant competitors in medication management include Baxter, B. Braun Melsungen AG, CareFusion, Fresenius Kabi and Terumo. Hospira believes that it is one of the leading competitors, in terms of U.S. market share, in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that to further its competitive position for both its specialty injectable pharmaceutical and medication management products, it must continue to invest significantly in, and successfully execute, its research and product development activities, its quality initiatives and optimize its manufacturing efficiency and productivity. Particularly, for its pharmaceutical products, Hospira seeks to maximize its opportunity to establish a "first-to-market" position for its generic injectable drugs. For its medication management products, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery.

        In the EMEA segment, competitors include Teva, Sandoz, Actavis, Fresenius Kabi, Intas Pharmaceuticals, Ltd, Medac GmbH, Mylan Inc., Sun Pharmaceutical Industries, Ltd., and Baxter. The use of generic pharmaceuticals is subject to variations in the structure of health care systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. There are different policies and levels of generic penetration in each country in EMEA, causing the competition for generic pharmaceuticals to differ widely. In EMEA, competitors tend to vary by country and are often smaller in scale than those in the U.S., although some consolidation and geographic expansion is now occurring. Teva is the largest company that competes with Hospira in the generic oncology market across Europe. Hospira's other key competitors vary from country to country.

        The use of generic pharmaceuticals in the APAC segment is subject to variations in government policies and public perception. In Australia, generic penetration is moderate and growing primarily due to changes in government support. Competitors include Sandoz, Fresenius Kabi and Aspen, a number of smaller competitors and the originator companies. In Asia, Hospira sells its products primarily to hospitals. Hospira's competition in Asia tends to be with the originator companies and multinational companies such as Teva, Fresenius Kabi and Actavis. In Japan, the market share of generic pharmaceutical products traditionally has been low because of quality perceptions, product format and other regulatory differences in comparison to other markets. The Japanese government is actively pursuing a program to double generic usage. Laws in Japan have been introduced to allow for easier substitution of generics for branded pharmaceuticals and to change financial incentives for hospitals and clinics to use generics, in a government sponsored effort to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products.

Patents, Trademarks and Other Intellectual Property

        When possible, Hospira seeks patent and trademark protection for its products. Hospira owns, or has licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. Principal products and their related trademarks are discussed in "Item 1.Products." Hospira believes that no single patent, trademark, or related group of patents or trademarks are material in relation to Hospira's business as a whole. Hospira is in patent litigation concerning its proprietary product, PrecedexTM. The patents at issue in that litigation are detailed in "Item 3. Legal Proceedings." PrecedexTM represents approximately 6% of Net sales and is licensed to Hospira in the Americas and APAC segments, and in the Middle East and Africa. In the Americas, PrecedexTM represents approximately 10% of specialty injectable pharmaceutical product line net sales.

Employees

        As of December 31, 2011, Hospira had approximately 15,000 employees. Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent certain employees.

Governmental Regulation and Other Matters

        Hospira's operations and business activities are subject to extensive legal and regulatory requirements that are enforced by numerous governmental agencies in the countries in which it does business. If it were determined that Hospira was not in compliance with these laws and regulations, Hospira could be subject to criminal and/or civil liability and other material adverse effects. Hospira has compliance programs in place to ensure compliance with these laws and believes that it is in compliance in all material respects with applicable laws and regulations.

Drug and Medical Device Laws

        All of Hospira's products and facilities and those of Hospira's suppliers are subject to drug and medical device laws and regulations promulgated by the FDA and national and supranational regulatory authorities outside the U.S., including Health Canada's Health Products and Foods Branch, the U.K.'s Medicines and Healthcare Products Regulatory Agency, the European Medicines Agency for the Evaluation of Medicinal Products for Human Use and Australia's Therapeutic Goods Agency. These authorities regulate a range of activities including, among other matters, manufacturing, post-marketing studies in humans, advertising and promotion, product labeling, post-marketing surveillance and reporting of adverse events.

        All aspects of Hospira's manufacturing and distribution of regulated products and those of Hospira's suppliers are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices. Hospira's manufacturing facilities and those of Hospira's suppliers are subject to periodic, routine and for-cause inspections to verify compliance with current good manufacturing practices. New manufacturing facilities or the expansion of existing facilities require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with current good manufacturing practices, it may take various enforcement actions, including, but not limited to, issuing Form 483 observations or a warning letter or similar correspondence, mandating a product recall, issuing a consent decree, seizing violative product, imposing civil penalties, and referring the matter to a law enforcement authority for criminal prosecution. These actions could result in, among other things, substantial modifications to Hospira's business practices and operations; a total or partial shutdown of production in one or more of Hospira's facilities while Hospira or Hospira's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Hospira's business and have a material adverse effect on Hospira's revenues, profitability and financial condition. For information related to the 2010 Warning Letter received by Hospira and other voluntary recalls and corrective actions, see the sections captioned "Quality Assurance" in this Item 1. above, and "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Hospira continues to make improvements to our products to further reduce patient safety issues. Based upon our consultations with the FDA and other regulatory authorities, these improvements may require Hospira to initiate recalls or corrective actions if the improvement reduces the health risk posed by the product and not making the improvements to the on-market product is deemed a patient safety issue. See discussion regarding corrective actions to Hospira's pumps under the sections captioned "Quality Assurance" in this Item 1. and "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Hospira's sales and marketing activities for its products are also highly regulated. Regulatory authorities have the power to mandate the discontinuation of promotional materials, practices and programs that include information beyond the scope of the indications in the approved or cleared labeling or that are not in compliance with specific regulatory requirements.

        Some of Hospira's drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration ("DEA") and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion.

        Hospira continues investing in the development of generic and/or similar versions of currently marketed biopharmaceuticals. Since 2005, the European Medicines Agency has implemented guidelines which provided a pathway for the approval of certain biosimilars in the European Union. In 2010, the "Patient Protection and Affordable Care Act" ("PPACA") was passed and signed into law in the U.S. This legislation includes new authorization for the FDA to approve companies to market these products in the U.S. In addition, other provisions, such as the medical device excise tax of the PPACA, are not considered to have a significant impact on Hospira in the future. In early 2012, the FDA recently issued three draft guidance documents regarding biosimiliars, and Hospira is in the process of analyzing these guidelines.

Healthcare Fraud and Abuse Laws

        As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides a number of exceptions or "safe harbors"

for particular types of transactions. While Hospira generally does not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which apply to Hospira.

Anti-bribery Laws

        Hospira's global activities are subject to the U.S. Foreign Corrupt Practices Act ("U.S. FCPA") the U.K. Bribery Act of 2010, and other countries' anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-bribery Convention. These laws prohibit companies and individuals from offering or providing anything of value to government officials with the intent of inappropriately gaining a business advantage. They also require companies to maintain accurate books and records and internal financial controls. The U.K. Bribery Act of 2010 also prohibits commercial bribery and makes it a crime for a company to fail to prevent bribery. Companies have the burden of proving that they have adequate procedures in place to prevent bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and authorities have indicated that the pharmaceutical and medical device industry will be a significant focus for enforcement efforts. Hospira has a compliance program in place to ensure compliance with these laws by its employees and agents and to communicate its expectations of compliance to third parties, including its distributors.

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

        Other environmental laws address the contamination of land and groundwater, and require the clean-up of such contamination. Hospira has been involved with a number of sites at which clean-up has been required, some as the sole owner and responsible party, and some as a contributor in conjunction with other parties. Although Hospira continues to make capital expenditures for environmental protection, Hospira does not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our operations, results or competitive position.

State Laws

        There are numerous requirements imposed by individual states in the U.S. on pharmaceutical and medical device companies doing business in those states. For example, several states and the District of Columbia either require the tracking and reporting of specific types of interactions with healthcare professionals or restrict such interactions. A similar requirement arose under the PPACA to track spending on physicians and teaching institutions. The effective date of this reporting requirement has been postponed, but is expected to preempt some but not all of the state disclosure requirements. Other countries, including the U.K and France, are adopting similar reporting requirements.

Other Laws

        Hospira is also subject to a variety of other laws, directives and regulations in and outside of the U.S., including those related to the following:

  •
  the safety and health laws of the Occupational Safety and Health Act, which sets forth requirements for conditions of the workplace;

  •
  the laws administered by the U.S. Department of Transportation and similar foreign agencies related to transporting materials defined as "hazardous" over land , sea, or through the air; and

  •
  the customs, export and anti-boycott laws of the U.S. and foreign government agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control-Treasury Department, as well as others.

        Hospira uses reasonable care to stay abreast of, and plans for, proposed legislation that could significantly affect our operations.

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

Item 1A.    Risk Factors

        Hospira's business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly; (2) Hospira's past performance to not be indicative of future performance; and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also impair its business operations. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Hospira's results could materially differ from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below. See the section captioned "Forward-Looking Statements" in the section preceding Part 1.

Hospira faces significant competition and may not be able to compete effectively.

        The healthcare industry is highly competitive. Hospira competes with many companies that range from small, highly focused companies to large diversified healthcare manufacturers that have access to greater financial, marketing, technical and other resources. There has been consolidation by Hospira's competitors and customer base, which has resulted in pricing and sales pressures, causing competition to become more intense. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives and productivity, lowering its operating costs, and improving its quality and business processes. These initiatives may result in significant expenditures and ultimately may not be successful. Hospira's failure to compete effectively could cause it to lose market share to its competitors and have a material adverse effect on its sales and profitability.

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

        Hospira is also actively working to develop and commercialize biosimilar products. Hospira has entered into an agreement described under "Item 1. Product Development" related to expanding its biosimilars portfolio and capabilities. The success of our biosimilars activities depends on several factors, including among other factors, the adoption of certain laws and regulations, ability to obtain regulatory approvals, and the success of the arrangements with third parties. These activities will require a substantial investment of the company's resources, which may not result in commercially successful products.

        In 2010, the Patient Protection Affordable Care Act was passed and signed into law in the U.S. This legislation includes new authorization to the U.S. Food and Drug Administration ("FDA") to approve companies to market biosimilar products in the U.S. In early 2012, the FDA recently issued three draft guidance documents regarding biosimiliars, and Hospira is in the process of analyzing these guidelines. Hospira may not be able to generate future sales of such products in certain jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products. Delays in receipt of, or failure to obtain, approvals for product candidates could result in delayed realization of product revenues and in substantial additional costs.

        Hospira faces similar risks if it does not introduce new versions or upgrades to its medication management portfolio. Innovations generally require a substantial investment in product development before Hospira can determine their commercial viability, and Hospira may not have the financial resources necessary to fund these innovations. Even if Hospira succeeds in creating new product candidates from these innovations, such innovations may still fail to result in commercially successful products. For further information related to upgrades to Hospira's SymbiqTM pump and other medication management products, see the section captioned "Quality Assurance" in "Item 1. Business."

        The success of new product offerings will depend on several factors, including Hospira's ability to properly anticipate customer needs, obtain timely regulatory approvals, and manufacture quality products in an economic and timely manner. Even if Hospira is able to successfully develop new products or enhancements, we may not produce sales equal to or greater than the costs of development or may not avoid infringing the proprietary rights of third parties. Such products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Moreover, innovations may not become successful because of difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on such products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, and uncertainty over third-party reimbursement.

Hospira's issues with its quality systems and processes could have an adverse effect upon Hospira's business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products.

        Hospira's future operating results will depend on its ability to implement and improve its quality management program, and effectively train and manage its employee base with respect to quality management. During 2010 and 2011, Hospira has encountered several quality and product related issues referenced in an FDA Warning Letter and subsequent inspections related thereto and certain device remediation activities, including those related to SymbiqTM and PlumTM. Hospira has also committed to the FDA that it would engage in a comprehensive product review for each of Hospira's medication management products. For information related to all of these quality and product related matters, see the section captioned "Quality Assurance" in "Item 1. Business." For information related to the costs to remediate these matters, see the section captioned "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        While Hospira takes all of these matters seriously, Hospira cannot give any assurances as to the expected date of resolution of all of these matters. While Hospira continues to work to resolve the remaining matters, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Furthermore, there can be no assurance that regulatory agencies or customers will be satisfied with Hospira's response and corrective actions. Until all of the matters are corrected, Hospira may be subject to additional regulatory actions by the FDA, including the withholding of approval of new drug applications, the imposition of a consent decree, product seizure, injunction, and/or civil monetary penalties. In addition, new product approvals at all of Hospira's manufacturing facilities could be adversely impacted by these quality matters or any other adverse inspection results at Hospira's other facilities. Further, these quality issues could have an adverse effect on our business, financial condition and results of operations and may result in additional Form 483 observations, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, consent decrees, civil or criminal sanctions, refusal or a slowdown of governmental agencies to grant approvals and licenses, withdrawal of existing approvals and licenses, or other restrictions on operations. Hospira's inability to address quality or safety issues in an effective and timely manner may also cause negative publicity, a loss of customer confidence, which may result in the loss of sales for existing and new products. All of these issues could erode investor confidence, which could cause further fluctuations in Hospira's stock price or changes to Hospira's credit rating, which could increase Hospira's cost of borrowing.

        Furthermore, these matters, including the ship hold of Symbiq pumps, could result in the loss of market share for these products, changes to customer buying patterns, loss of customers, and failure to negotiate advantageous pricing and purchasing arrangements with GPOs. Due to the complexity and depth of these anticipated remediation activities, and dependent upon the schedules for remediation, and the outcomes from the product assessments, these matters have and may continue to adversely impact production, including causing further reduced production volumes, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or products failing to meet specifications. These quality matters have and may lead to further remediation actions, including recalls or other corrective actions or further adverse regulatory actions. Additionally, these quality matters have adversely impacted, and may impact further, Hospira's net sales and ability to market certain products in all segments. These matters have impacted, and may continue to further impact, Hospira's cash flows. This decrease in cash flows could limit Hospira's flexibility in pursuing its current strategic investments, including Hospira's capacity expansion initiatives in India, modernization efforts at existing facilities, biosimilar research and development programs, global product portfolio expansion efforts, or any other programs Hospira decides to pursue. Hospira may have to dedicate a substantial portion of its cash flow from operations to fund quality initiatives, thereby reducing the cash flow for these other initiatives.

        Hospira has experienced delays in product approvals at its facilities, and dependent upon the outcomes of these matters and potential further regulatory actions, further delays in, or denials of product approvals could continue to impact Hospira. These quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders and penalties for failure to supply products.

Failure to effectively manage efforts or to realize the benefits under product collaboration agreements may harm Hospira's business and profitability.

        Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products in both the specialty injectable pharmaceutical and medication management product lines. Hospira has entered into agreements relating to the long-term development and commercialization of proprietary and biosimilar products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line. For further information related to these agreements, see the section captioned "Product Development" in "Item 1. Business." Hospira's ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher-than-anticipated costs and delays in important activities under the arrangements. The other parties to these arrangements may not devote the resources that are required for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, which may result in disputes.

        The development of proprietary and biosimilar products may require substantial investment by Hospira, and involve a higher degree of risk. Hospira may not be able to realize the expected benefits of such investment. These factors are often beyond the control of Hospira, and could harm Hospira's sales, product development efforts and profitability.

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

        Hospira's products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as government programs, private insurance plans and managed-care programs. These third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third party payors may otherwise adversely affect the demand for and price levels of Hospira's products, which could have a material adverse effect on Hospira's sales and profitability.

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

        Many existing and potential customers for Hospira's products have combined to form GPOs, and IDNs in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. A small number of GPOs influence a majority of sales to Hospira's hospital customers in the U.S. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and have a material adverse effect on its sales and profitability. The quality and related supply issues that have impacted Hospira's business over the last few years could adversely impact Hospira's ability to negotiate advantageous pricing or purchasing arrangements.

        Hospira has pricing agreements for certain products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems, LLC; Novation, LLC; and Premier Purchasing Partners, LP. It is important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory-compliant products. Hospira also needs to maintain a broad product line and be price-competitive. Several GPO contracts are up for renewal or extension each year. Moreover, some of the agreements may be terminated on 60 or 90 days' notice, while others may not be terminated without breach until the end of their contracted term. If Hospira is unable to renew or extend one or more of those contracts, or one or more of the contracts are terminated, and Hospira cannot replace lost business, Hospira's sales and profitability will decline. There has been consolidation among major GPOs, and further consolidation may occur. The effect of consolidation is uncertain, and consolidation may impair Hospira's ability to contract with GPOs in the future.

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

        During 2011, sales through the four largest U.S. wholesalers that supply products to many end-users accounted for approximately 41% of Hospira's global net sales. Hospira's profitability may be impacted by changes in the buying patterns of these wholesalers, or any other major distributor, or wholesale customer. Their buying patterns may change as a result of end-use buyer purchasing decisions, end-use customer demand, pricing, or other factors, which could adversely affect Hospira's results of operations.

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

        The FDA, along with other regulatory agencies around the world, has been experiencing a backlog of generic drug and medical device applications, which has delayed approvals of new products. Those delays have become longer, and may continue to increase in the future. These delays can result in higher levels of unapproved inventory and increased costs due to excess and obsolescence exposures. In addition, Hospira may incur additional costs in connection with new regulations covering user fees for generics, biosimilars or devices.

        Hospira and its collaborative partners and suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and postmarketing reporting, and adverse event reports and field alerts. In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. Hospira and its partners or suppliers may be required by regulatory authorities, or determine on its own, to issue a safety alert, recall or temporarily cease production and sale of certain products to resolve manufacturing and product quality concerns. All of these events could harm Hospira's sales, margins and profitability in the affected periods and may have a material adverse effect on Hospira's business.

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

        For a more detailed listing of the laws and regulations that significantly affect Hospira's business and operations, see the section captioned "Governmental Regulation and Other Matters" in "Item 1.

Business." Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt Hospira's business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira's reputation in the marketplace.

Proposed changes in FDA regulations or actions related to infusion pumps and medical devices may lead to increased costs and delays, which could negatively impact Hospira's business.

        In April 2010, the FDA issued a draft guidance document entitled "Total Product Life Cycle: Infusion Pump-Premarket Notification [510(k)] Submissions." Through this draft guidance, the FDA has established additional pre-market requirements for infusion pumps. The proposed guidance is subject to further revisions by the FDA, but the FDA's expectation is that the guidelines should be followed in the interim. At the same time, the FDA is also enhancing its pre-market requirements for medical devices generally. Although Hospira cannot predict with certainty the future impact of these initiatives, it appears that the process for obtaining regulatory approvals to market infusion pumps and medical devices will become more costly and time consuming. In addition, the new requirements could result in longer delays for the approval of new products as well as remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

Hospira may continue to acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all.

        As part of Hospira's business strategy, Hospira may continue to acquire other businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Moreover, Hospira has entered into agreements with other companies to share in the manufacturing and development of certain biosimilar candidates. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, strategic alliance, or disposition. Other companies, including those with substantially greater resources, may compete with Hospira for opportunities. If Hospira is successful in securing certain opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. Hospira may not be able to integrate acquisitions successfully into its existing business.

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

        Hospira is increasing its dependence on third-party providers for certain services, including certain information technology, research and development, third party manufacturing, and finance and accounting outsourcing arrangements. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may materially disrupt Hospira's ongoing relationship with these providers or the services they provide, which could negatively affect operations.

Challenging economic or business conditions could adversely affect our operations.

        The securities and credit markets have experienced volatility in the past, and in some cases, exerted negative pressure on the availability of liquidity and credit capacity for certain companies. Hospira's ability to access the credit and capital markets, and the related cost of borrowings, will depend on a variety of factors, including market conditions, the availability of credit and the strength of Hospira's credit rating. If Hospira's credit rating were to be downgraded for any reason, including the reasons described in this "Item 1A. Risk Factors," Hospira's cost of borrowing could increase, and Hospira's ability to obtain new financing could be negatively impacted.

        Lending institutions, including those associated with Hospira's $1.0 billion revolving credit facility which expires in 2016, may suffer losses due to their lending and other financial relationships. As a result, lenders may become insolvent, which could affect the actual availability of credit under Hospira's revolving credit facility, or Hospira's ability to obtain other financing on equally favorable terms. Moreover, insurance companies and other financial institutions may suffer losses, which could affect the cost and availability of insurance coverage. If one or more of these events occurred, Hospira's liquidity may prove to be insufficient, cost of borrowing may increase and Hospira's financial condition or results of operations could be adversely affected.

        Demand for Hospira's products may decrease due to adverse economic conditions, resulting in the loss of jobs or healthcare coverage, thereby affecting an individual's ability to pay for elective healthcare. Adverse economic conditions may also increase Hospira's customers' cost-containment efforts, and affect Hospira's customers' solvency or their ability to obtain credit to finance their purchases of Hospira's products, which could reduce Hospira's revenue and cause a decrease in Hospira's profitability. These economic conditions may also adversely affect certain of our suppliers, which could cause a disruption in our ability to produce our products.

Acquisitions have increased Hospira's investment balances, intangible assets and goodwill balances, and a decline in the value of assets may adversely affect Hospira's financial position or results of operation.

        As a result of Hospira's acquisitions, intangible assets and goodwill have become significant. The values for these assets can be affected by factors, such as increased competition, development discontinuation, delay in regulatory approval, product quality, changes in business strategies, decline in stock price, and the impact of restructurings, disposition transactions, and business combinations. As a result of these factors or other events, Hospira has impaired goodwill and certain intangible assets and may further have to impair these assets or change estimated useful lives, which may have a material adverse effect on Hospira's financial position or results of operations.

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

        The manufacture of Hospira's products and products Hospira produces for third parties is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, quality control, storage or distribution of Hospira's products and products Hospira manufactures for third parties for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. Problems could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred. Problems with respect to the manufacture, storage or distribution of its products could materially disrupt Hospira's business and harm its sales and profitability.

        Certain of Hospira's products are produced at a single manufacturing facility, and we face risks inherent in manufacturing our products at a single facility or a single site. Any disruption would likely lead to substantial production delays. If this occurs, we may be unable to satisfy customer orders on a timely basis, if at all. During 2010 and 2011, Hospira temporarily shut down certain of its production lines or slowed the release of certain products to respond to certain quality issues, as described in the section captioned "Manufacturing" in "Item 1 Business." Such disruptions have adversely impacted, and continue to adversely impact, Hospira's ability to manufacture and sell its products. If Hospira experiences any further significant interruptions of manufacturing or further slow down in the release of products at any of its facilities, such an interruption could further materially and adversely affect Hospira's ability to manufacture and sell its products.

Hospira can experience higher costs to produce its products as a result of rising commodity prices.

        Hospira uses commodities, such as platinum, resins and other petroleum-based materials as raw materials in many of its products. Prices of oil, fuel, and other gases also significantly affect Hospira's costs for freight and utilities. Platinum, oil, fuel, and other gas prices are volatile. If costs increase and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions or hedging activities, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials and other components, and third-party finished goods. Hospira may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture or sell products on a timely basis and could harm its profitability.

        The manufacture of Hospira's products requires raw materials, active pharmaceutical ingredient and electromechanical and other components that must meet stringent FDA and other regulatory requirements. While efforts are made to diversify our sources of materials and components, some of these raw materials and other components are currently available from a limited number of suppliers. For example, Hospira relies on certain proprietary components available exclusively from ICU Medical and active pharmaceutical ingredients from Orchid Chemical. For a more detailed description of those relationships, see the section captioned "Raw Materials and Components" in "Item 1. Business."

        In addition, Hospira purchases from single sources certain compounding materials, polyvinyl-chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its I.V. and pre-mixed solutions, as well as rubber components that it uses with some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are necessary.

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

Hospira's continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended improvement or cost savings.

        Hospira's strategy, in part, has been to improve margins and cash flow to drive sustained growth. In addition to cost-reduction initiatives, Hospira has taken various other actions to dispose of, or close, certain manufacturing, research and development, and other facilities. These actions have resulted in significant charges to Hospira's results of operations and cash expenditures.

        Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness, and competitiveness and substantially improve its cost base. Continuous improvement activities could result in additional charges and cash expenditures, including capital expenditures and charges associated with Hospira's expansion in India of specialty injectable manufacturing capacity. Furthermore, Hospira expects higher capital expenditures related to modernizing and streamlining its existing facilities. If Hospira does not realize the expected savings from its continuous improvement efforts, its profitability may be adversely affected.

        Cost-reduction and continuous improvement activities are complex, and if Hospira does not successfully manage these activities, its operations and business could be disrupted and Hospira may incur more costs than anticipated. In connection with these activities, the company's failure to hire or retain personnel with the right expertise and experience in operations that are critical to its business functions could adversely impact the execution of its business strategy.

Hospira's manufacturing capacity could limit its ability to expand its business without significant capital investment.

        From time to time, Hospira may need to invest substantial capital resources to expand its manufacturing capacity if Hospira introduces new products, demand increases significantly for its products, or if it is successful in obtaining significant additional customers for its injectable pharmaceuticals contract manufacturing services business. In 2011, to ensure Hospira's manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in India of specialty injectable manufacturing capacity. Hospira anticipates that the first commercial products will be released from this facility in 2014. Further, Hospira is taking steps over the next few years to prepare for facility modernization and streamlining at its existing manufacturing facilities. These expansion and modernization efforts may not be completed in a timely or cost-effective manner, if at all, and Hospira may not realize the desired benefits of these efforts.

        As a result of cost-reduction efforts over the last few years, Hospira has announced the closing of, or has sold, certain of its facilities. While Hospira believes it has available manufacturing capacity to absorb, or has had the ability to outsource, the production at these closed or sold facilities, there may be less available capacity at Hospira's facilities. If Hospira experiences an interruption in manufacturing at any of its primary manufacturing facilities, it may not be able to produce sufficient products for its customers.

        In some cases, the manufacturing of Hospira's products is concentrated in one or a few locations. Any significant interruption in Hospira's ability to manufacture products over an extended duration may result in delays in Hospira's ability to resume production of affected products or to begin production of new products, which may adversely impact our ability to satisfy customer orders on a timely basis. As a result, Hospira may suffer loss of market share, which may not be recaptured, and its reputation may be harmed, which could adversely affect its results of operations and financial condition. Hospira experienced interruptions and a slow down in the release of products at certain of its manufacturing facilities for the reasons described in "Item 1. Quality Assurance." As a result, Hospira's sales, margins and profitability have been adversely impacted, and if further interruptions occur, Hospira may have further adverse impacts to its sales, margin and profitability.

Hospira relies on the performance of its information technology systems, the failure of which could have an adverse effect on Hospira's business and performance.

        Hospira operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, and to manufacture, enable compliance and to market and sell our products. These systems are vulnerable to interruption or failure due to the age of certain of our systems, viruses, malware, security breaches, fire, power loss, system malfunction and other events, which may be beyond Hospira's control. Systems interruptions or failures could reduce Hospira's ability to manufacture its products or continue its business, all of which could have a material adverse effect on Hospira's operations and financial performance. In addition, a cyber-attack that bypasses our information technology security systems causing a security breach may lead to a material disruption of our information technology business systems and/or the loss of business information resulting in an adverse business impact. The age of Hospira's information technology systems, as well as the level of Hospira's protection and business continuity or disaster recovery capability, varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. Hospira's capital investment levels in its information technology systems will increase over the next few years as Hospira expects to replace certain old, fully depreciated systems.

Hospira conducts operations outside of the U.S. and is subject to additional risks, including fluctuations in foreign currency exchange rates, that may cause its sales and profitability to decline.

        Sales in markets outside the U.S. comprised approximately 30% of 2011 net sales. Hospira anticipates that sales from outside the U.S. will continue to represent a significant portion of net sales. The additional risks associated with Hospira's operations outside the U.S. include:

  (i)
  fluctuations in foreign currency exchange rates (for a discussion of the ways and extent to which Hospira attempts to mitigate such risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.");

  (ii)
  multiple regulatory requirements that are subject to change, which may delay or deter Hospira's international product commercialization efforts;

  (iii)
  differing local medical practices, product preferences and product requirements, or changing government reimbursement practices;

  (iv)
  trade protection measures and import or export licensing requirements or other controls or restrictions;

  (v)
  difficulty in establishing, staffing and managing operations outside the U.S.;

  (vi)
  differing labor regulations or work stoppages or strikes at Hospira's union facilities;

  (vii)
  complying with U.S. regulations that apply to international operations, including trade laws, the U.S. FCPA, and anti-boycott laws, and the U.K. Bribery Act of 2010;

  (viii)
  loss of business through government tenders that are held annually in many cases;

  (ix)
  potentially negative consequences from changes in tax laws, including legislative changes concerning taxation of income earned outside of the U.S.;

  (x)
  political and economic instability, including the European financial crisis or other economic instability in other parts of the world and the impact on Hospira's receivables;

  (xi)
  disruption or destruction of operations in a significant geographic area, due to the location of manufacturing facilities, distribution facilities or customers, caused by natural or man-made disasters or other causes; and

  (xii)
  diminished or insufficient protection of intellectual property in some countries outside of the U.S.

        In addition, Hospira operates in many countries outside the U.S. through distributors. Its success will depend on the efforts and performance of such distributors, which are beyond Hospira's control. While Hospira has programs in place to ensure compliance with the laws and regulations impacting Hospira and its distributors, if it were determined that a distributor was not in compliance with certain laws and regulations, Hospira could be subject to civil and/or criminal liability and other material adverse effects. Moreover, if certain of those distributor relationships are unsuccessful, the costs to terminate such distributor relationship and/or to re-establish a customer base could adversely affect Hospira's profitability in certain regions. These risks could have an adverse effect on Hospira's ability to distribute and sell its products in markets outside the U.S. and could adversely affect Hospira's profitability.

Hospira is involved in various lawsuits and proceedings that could negatively affect its business.

        Hospira is involved in various claims and legal proceedings, as well as product liability claims and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott. In some instances, these claims and proceedings could preclude the continued sale and marketing of Hospira's products or otherwise adversely affect operations, profitability or liquidity. In addition, Hospira has been named as a defendant in class action lawsuits and shareholder derivative lawsuits. See "Item 3. Legal Proceedings" for more information regarding these lawsuits. These matters could have an adverse effect on Hospira's business, profitability or financial condition. In addition, there could be an increase in scope of these matters and there could be additional lawsuits, claims, proceedings or investigations in the future. In light of these uncertainties, we cannot assure that the outcome of these matters will not result in charges in excess of any established accruals.

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

        Hospira's business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of drugs, medical devices and other products. In the ordinary course of business, Hospira is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits, safety alerts, recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on Hospira's business and reputation and on its ability to attract and retain customers.

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

        Hospira relies on trade secrets, confidentiality agreements, continuing technological innovation and, in some cases, patent, trademark and service mark protection to preserve its competitive position. A failure to protect Hospira's intellectual property could harm its business and prospects, and its efforts to protect its proprietary rights may not be adequate. Principal products and their related trademarks are discussed in the section captioned "Products" in "Item 1. Business," and the patents related to PrecedexTM, which represents approximately 6% of Hospira's net sales and is licensed to Hospira in the Americas and APAC segments, and in the Middle East and Africa, are discussed in the section captioned "Patents, Trademarks, and other Intellectual Property" in "Item 1.Business" and "Item 3. Legal Proceedings." In the America's, Precedex represents approximately 10% of specialty injectable pharmaceutical product line net sales.

        Most of Hospira's products are not protected by patents or other proprietary rights, and have limited or no market exclusivity. Patent filings by third parties could render Hospira's intellectual property less valuable. In addition, intellectual property rights may be unavailable or limited in certain countries outside the U.S., which could make it easier for competitors to capture market position. Competitors may also harm sales of Hospira's products by designing products that mirror the capabilities of those products or technology without infringing Hospira's intellectual property rights. If Hospira does not obtain or maintain sufficient protection for its intellectual property, Hospira's competitiveness in international markets could be impaired, which could limit its growth and future sales.

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

        Hospira has made certain abbreviated new drug applications ("ANDA") with Paragraph IV certifications that the relevant patents for existing products would not be infringed by a Hospira product, or were invalid or unenforceable, in the U.S. and equivalent filings in Canada. Claims filed by innovators contesting these certifications may delay or prevent the launch of the relevant products and result in additional costs.

        Hospira is currently involved in patent-related disputes with companies over Hospira's attempts to market generic pharmaceutical products. Once Hospira has final approval of the related generic pharmaceuticals, Hospira may decide to commercially market these products while the ultimate disposition of legal proceedings has not concluded. For example in 2011, Hospira received final FDA approval in the U.S. and launched an oncolytic drug docetaxel (a generic version of Sanofi-Aventis' Taxotere®) that is the subject of ongoing patent litigation. If Hospira's products are ultimately found to infringe the patent rights of another company, Hospira may be subject to significant damages, which may be based on a reasonable royalty or the lost profits from the sale of the branded product and/or an injunction preventing Hospira from further sales. For further detail related to Hospira's patent-related litigation, see "Item 3. Legal Proceedings."

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

        The funded status of Hospira's pension and post-retirement benefit plans is subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year and, as a consequence, could result in higher funding requirements and net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, healthcare cost trend rates and other factors, may lead to significant increases in the value of the respective obligations. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs. All of these factors could have an adverse effect on Hospira's financial position and results of operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Manufacturing and R&D.    Hospira's corporate headquarters and the locations and uses of Hospira's principal manufacturing and research and development ("R&D") properties as of December 31, 2011, are as follows:

Location*	Primary Use	Owned/Leased
Adelaide, South Australia, Australia	R&D	Owned
Austin, Texas	Pharmaceutical Manufacturing	Owned
Buffalo, New York	Device Manufacturing	Owned
Boulder, Colorado	Active Pharmaceutical Ingredient Manufacturing and R&D	Leased (expires 2016)
Clayton, North Carolina	Pharmaceutical Manufacturing	Owned
Finisklin, Sligo, Ireland	Device Manufacturing	Leased (expires 2013)
Irungattukottai, India**	Pharmaceutical Manufacturing and R&D	Owned/Leased (expires 2102)
La Aurora, Costa Rica	Device Manufacturing	Owned
Lake Forest, Illinois**	Corporate Headquarters and R&D	Owned/Leased (expires 2016)
Liscate, Italy	Pharmaceutical Manufacturing and R&D	Owned
McPherson, Kansas	Pharmaceutical Manufacturing and R&D	Owned
Mulgrave, Victoria, Australia	Pharmaceutical Manufacturing and R&D	Owned
Rocky Mount, North Carolina	Pharmaceutical Manufacturing	Owned
San Cristobal, Dominican Republic**	Device Manufacturing	Owned/Leased (expires 2013)
San Diego, California	R&D	Leased (expires 2019)

*
The locations listed above generally support all of Hospira's segments.

**
The Irungattukottai, India, San Cristobal, Dominican Republic and Lake Forest, Illinois, U.S. locations include both owned and leased facilities.

        Certain of Hospira's regional headquarters are leased properties, which are located in Royal Leamington Spa, United Kingdom, for Europe, Middle East and Africa ("EMEA") and Melbourne, Australia, for Asia Pacific ("APAC").

        Hospira has an unconsolidated joint venture with Cadila Healthcare Limited ("Cadila"), a pharmaceutical company located in Ahmedabad, Gujarat State, India. The joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") operates a manufacturing facility in a special economic zone outside of Ahmedabad, India, that has been inspected and approved by the United Kingdom's Medicines and Healthcare Products Regulatory Agency and the FDA. Under the joint venture agreement, the facility manufactures a number of cytotoxic drugs for sale by both Hospira and Cadila in their respective territories with Hospira holding exclusive rights in almost all major markets including the United States, Canada, the European Union and other western European countries, the Middle East, and countries within the Asia Pacific region.

        Distribution.    Hospira also owns and operates distribution facilities in the U.S. located in Stone Mountain, Georgia; Farmers Branch, Texas; King of Prussia, Pennsylvania; and Santa Fe Springs, California. Hospira also leases and operates distribution facilities at Pleasant Prairie, Wisconsin and Wallington, United Kingdom.

        Hospira continually evaluates its plants and production lines and believes that its current facilities, plus any planned expansions and modernization initiatives, will be generally sufficient to meet its expected needs. In 2011, to ensure Hospira's manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in Vizag, India of specialty injectable manufacturing capacity utilizing long-term land leases acquired in 2010. Hospira anticipates that the first commercial products will be released from this facility in 2014. Further, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities over the next few years.

Item 3.    Legal Proceedings

        Information on our legal proceedings is included in Note 23 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," in this Form 10-K.

Item 4.    Mine Safety Disclosures

        Not applicable

Executive Officers of Hospira

        The executive officers of Hospira are set forth below. Their ages as of February 14, 2012, and the positions and offices held by them during the past five years are also indicated. There are no family relationships between any corporate officers or directors. All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified, unless sooner removed.

        F. Michael Ball, age 56, joined Hospira as its Chief Executive Officer and as a director on March 28, 2011. Mr. Ball joined Hospira after a 16-year career at Allergan, Inc., a multi-specialty healthcare company, where he held several senior leadership positions. For the five years prior to joining Hospira, Mr. Ball served as President of Allergan. Mr. Ball also serves on the board of directors of STEC, Inc., a publicly traded manufacturer and marketer of computer memory and hard drive storage solutions.

        Richard Davies, age 50, is Hospira's Senior Vice President, Chief Commercial Officer, effective February 2, 2012. From August 2011 to February 2012, Mr. Davies served as Vice President and General Manager, Japan and Asia Pacific at Amgen (a developer and manufacturer of human therapeutics). During the past five years, Mr. Davies also held the following positions at Amgen: Vice President and General Manager, Asia and Latin America (November 2010 to August 2011), Vice President, Sales Inflammation Business Unit (January 2009 to November 2010), and General Manager, Australia (throughout 2007 and 2008).

        Francois (Frans) L. Dubois, age 58, is Hospira's Senior Vice President, Quality. Mr. Dubois has served in that position since January 2011. Mr. Dubois served as the Vice President of Quality for Tengion, Inc. (a regenerative medicine company) from 2009 to 2010. From 2008 to 2009, Mr. Dubois was Vice President of Global External Manufacturing and Supplier Quality Operations at Global Pharmaceutical Supply Group (a fully owned subsidiary of Johnson & Johnson, a global pharmaceutical, medical device and consumer packaged goods manufacturer). During 2007 and 2008, Mr. Dubois was Vice President, Worldwide Quality at Global Biologics Supply Chain (a fully owned subsidiary of Johnson & Johnson).

        James H. Hardy, Jr., age 52, is Hospira's Senior Vice President, Operations. Mr. Hardy has served in that position since January 2011. Mr. Hardy was Hospira's Corporate Vice President, Supply Chain, from 2009 to 2010. From 2007 to 2009, Mr. Hardy served as the Senior Vice President, Supply Chain, at Dial Corporation (a maker of personal care and household cleaning products). Also in 2007, he served as the Executive Vice President, Product Supply at ConAgra Foods, Inc. (a packaged foods company).

        Daphne E. Jones, age 54, is Hospira's Senior Vice President and Chief Information Officer. Ms. Jones has served in that position since November 2009. Ms. Jones served as the Worldwide Vice President of Information Technology ("IT") and Chief Information Officer for Johnson & Johnson's Ortho-Clinical Diagnostics, Inc. (a Johnson & Johnson company that provides solutions for screening, diagnosing, monitoring and confirming diseases early) from 2007 to 2009.

        Kenneth F. Meyers, age 50, is Hospira's Senior Vice President, Organizational Transformation and People Development. Mr. Meyers has served in that position since November 2008. In 2007 and 2008, Mr. Meyers served as a partner of Oliver-Wyman-Delta Executive Learning Center (a global management consulting firm).

        Sumant Ramachandra, M.D., Ph.D., age 43, is Hospira's Senior Vice President, Research and Development, Medical and Regulatory Affairs and Chief Scientific Officer. Dr. Ramachandra has served in that position since July 2008. Dr. Ramachandra served as Vice President and Senior Project Leader, Global Development, at Schering-Plough, a global healthcare company, in 2007 and 2008.

        Brian J. Smith, age 60, is Hospira's Senior Vice President, General Counsel and Secretary. He has served in that position during the past five years.

        Thomas E. Werner, age 54, is Hospira's Senior Vice President, Finance and Chief Financial Officer. He has served in that position during the past five years.

        Richard J. Hoffman, age 45, is Hospira's Corporate Vice President, Controller and Chief Accounting Officer. He has served in such position since August 2009. From August 2007 to August 2009, he served as Hospira's Vice President, Corporate Controller and Chief Accounting Officer. Also, in 2007, Mr. Hoffman served as Vice President, Corporate Controller and Chief Accounting Officer at CNH Global N.V. (Case New Holland—a global agricultural and construction equipment manufacturer).

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

	Market Price Per Share
	2011		2010
For the quarter ended:	High	Low	High	Low
March 31	$56.80	$51.05	$57.38	$48.56
June 30	$58.13	$53.74	$57.97	$50.11
September 30	$55.67	$34.44	$59.75	$50.26
December 31	$38.76	$27.29	$59.65	$54.83

        As of February 8, 2012, Hospira had approximately 29,954 shareholders of record. Hospira has not paid any dividends on its common stock.

Issuer Purchases of Equity Securities

        The following table gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2011.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2011	1,600	$30.10	—	$800,000,000
November 1 - November 30, 2011	3,000	31.14	—	800,000,000
December 1 - December 31, 2011	3,000	29.28	—	800,000,000

Total	7,600	$30.19	—	$800,000,000

(1)
In addition to the shares purchased as part of the publicly announced Plan, these shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation ("Hospira Canada") Stock Purchase Plan—1,600 in October, 3,000 in both November and December.

(2)
In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into accelerated share repurchase ("ASR") contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Performance Graph

        The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P Health Care Index.

Comparison of Cumulative Total Return

        Assumes $100 was invested on December 31, 2006 in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2007, 2008, 2009, 2010 and 2011, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

Item 6.    Selected Financial Data

        The following tables set forth Hospira's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2011, 2010, 2009, 2008, and 2007.

        The selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in "Item 8. Financial Statements and Supplementary Data."

	For the Years Ended December 31,
(dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Statements of Income Data:
Net sales	$4,057.1	$3,917.2	$3,879.3	$3,629.5	$3,436.2
Gross profit(1)	1,397.6	1,514.4	1,456.4	1,342.7	1,195.7
Income from operations(2)(3)	56.8	519.2	502.9	517.8	302.6
(Loss) Income before income taxes(2)(3)	(27.1)	379.3	384.1	407.5	187.8
Net (Loss) Income(2)(3)(4)	$(9.4)	$357.2	$403.9	$320.9	$136.8
(Loss) Earnings per common share:
Basic	$(0.06)	$2.15	$2.51	$2.02	$0.87
Diluted	$(0.06)	$2.11	$2.47	$1.99	$0.85
Weighted average common shares outstanding:
Basic	165.5	166.0	161.0	159.2	156.9
Diluted	165.5	169.5	163.2	161.3	160.2

(1)
Gross profit is defined as Net sales less Cost of products sold.

(2)
Amounts include goodwill impairment charges of $400.2 million in 2011.

(3)
Amounts include acquired in-process research and development charges of $0.5 million and $88.0 million in 2008 and 2007, respectively.

(4)
Amounts include Equity income from affiliates of $45.6 million and $12.2 million in 2011 and 2010, respectively. Equity income from affiliates was not significant for years prior to 2010. Additionally, amounts include discrete income tax benefits of $19.7 million and $91.9 million in 2011 and 2009, respectively, due to Internal Revenue Service audit settlements.

	December 31,
(dollars in millions)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$5,779.1	$6,046.3	$5,502.9	$5,074.1	$5,084.7
Long-term debt	$1,711.9	$1,714.4	$1,707.3	$1,834.0	$2,184.4

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Hospira is a global provider of injectable drugs and infusion technologies that develops, manufactures, distributes and markets products. Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira's portfolio of products is used by hospitals and alternate site providers, such as clinics, home health care providers and long-term care facilities.

Product Development and Product Launches

        Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira manages these product development programs and related costs through the following four categories: generic pharmaceuticals, biosimilars, proprietary pharmaceuticals and device products. For further information about these categories see the section captioned "Product Development" in "Item I. Business" and for information related to certain of Hospira's collaborative agreements for biosimilars and proprietary pharmaceuticals see Note 4 to the financial statements in "Item 8. Financial Statements and Supplementary Data." The following provides current updates for each category.

Generic Pharmaceutical Product Development

        In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio. Also in 2011, Hospira changed the methodology for reporting its generic pharmaceutical product pipeline. The previous pipeline methodology included products that were set to launch in major markets only, and did not capture Hospira's opportunity to expand its product offerings in all countries where the products were expected to launch. As of December 31, 2011, under the new methodology, Hospira's generic pharmaceutical pipeline consisted of 73 compounds. More than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas. For certain of these compounds, Hospira is actively pursuing a strategy of challenging the intellectual property of proprietary pharmaceutical companies in an effort to be the first generic to market.

        Hospira launched new generic injectable pharmaceutical products in 2011, including the following products in the U.S.: docetaxel for injection (an oncolytic drug used to treat a variety of cancers), topotecan for injection (an oncolytic drug used for the treatment of small cell lung cancer), and imipenem-cilastatin for injection (a beta-lactam antibiotic). Hospira also launched in the U.S., a novel solution formulation of gemcitabine for injection (an oncolytic drug used to treat a variety of cancers), which augmented Hospira's portfolio of gemcitabine products. New-to-country launches in Europe, Middle East and Africa ("EMEA") in 2011 included topotecan, meropenem, gemcitabine, imipenem-cilastatin, remifentanil, docetaxel and levofloxacin. New-to-country launches in Asia Pacific ("APAC") in 2011 included docetaxel, piperacillin tazobactam, oxaliplatin, meropenem and gemcitabine.

Biosimilar Product Development

        As of December 31, 2011, Hospira's biosimiliar pipeline (including co-developed biosimiliars with Celltrion, Inc. and Celltrion Healthcare, Inc.) consisted of 11 compounds. In addition, Celltrion is in the process of completing its program for two of these co-developed biosimiliars, infliximab and trastuzumab, and will prepare to submit these development programs to various regulatory health authorities in 2012. The FDA recently issued three draft guidance documents regarding biosimiliars. While Hospira is in the process of analyzing these guidelines, they appear to be in line with Hospira's expectations. Hospira will continue to analyze these guidance documents and any final guidelines that are issued by the FDA. In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (EPO) for patients with certain renal dysfunction who have anemia. As Hospira's biosimilar development program progresses, and as Hospira continues its Phase III U.S. clinical trial for EPO, Hospira expects that over the next several years, the amount of spending on the biosimilar program will increase as a percentage of Hospira's total Research and development ("R&D") expense.

Proprietary Pharmaceutical Product Development

        As of December 31, 2011, Hospira has in development/co-development the following proprietary pharmaceutical products:

  •
  PrecedexTM is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

  •
  in 2007, Hospira completed its clinical program for the long-term use of PrecedexTM (greater than 24 hour infusion), and has responded to the Complete Response letter from the U. S. Food and Drug Administration ("FDA") (it has achieved approval of this indication in certain markets outside the U.S.);

  •
  in 2009, Hospira began clinical trials in its Phase III development for the use of PrecedexTM in the pediatric setting. Hospira is in the process of completing this program in preparation for submission to the FDA;

  •
  in 2011, Hospira began clinical trials in Japan in its Phase III development for a procedural sedation indication in the use of PrecedexTM.

  •
  POSIDURTM is a long-acting version of the anesthetic bupivacaine. In 2010, Hospira entered into a licensing agreement with DURECT Corporation to develop and market DURECT's POSIDURTM, which was under Phase III development at the time Hospira entered into the agreement. In January 2012, DURECT announced the top-line results from the Phase III clinical study, which did not reach statistical significance. Hospira is working with DURECT to assess the data and will discuss the results with the FDA mid-2012.

  •
  DylojectTM is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

        On January 31, 2012, Hospira and Kiadis Pharma B.V. entered into an agreement that terminates Hospira's obligations with respect to ATIR™ (a personalized hematology product designed for blood cancer patients in need of allogeneic bone marrow transplantation) going forward. The termination agreement contains provisions which allow Hospira to collect royalty payments should ATIR™ be commercialized in the future.

Device Product Development

        In 2011, Hospira submitted a 510(k) application with the FDA for modifications to its SymbiqTM infusion system. The FDA submitted questions to the 510(k) application. Hospira has responded to the first set of questions, and is preparing its response to the second round of questions. Hospira expects to respond by the end of the first quarter of 2012. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) clearances of infusion pumps, which makes it difficult to project the prospects and timeline for FDA clearance.

Research and Development Expense

        R&D expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira's R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. The costs identifiable to a specific project are not individually material to Hospira's R&D expense line item for the periods presented. However, as the Phase III U.S. clinical trial for EPO advances, biosimilar product development expenses are expected to become significant (specific program R&D expense as a percentage of total R&D expense, among other factors) to Hospira's R&D expense line item on the consolidated statements of (loss) income.

        Hospira's R&D expenses were $258.8 million in 2011, $300.5 million in 2010, and $240.5 million in 2009 and as a percentage of net sales were 6.4% in 2011, 7.7% in 2010 and 6.2% in 2009. From time to time, Hospira may enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira expects that the R&D spend as a percentage of net sales may increase up to 8% of net sales over the next two to three years to support Hospira's strategy to expand and advance its generic pharmaceutical and biosimilar product portfolio, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

Continuous Improvement Activities

        Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness and substantially improve its cost base. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, manufacturing start-up, product validation and registration charges, other asset charges, exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

        In 2011, to ensure Hospira's manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in Vizag, India of specialty injectable manufacturing capacity utilizing long-term land leases acquired in 2010. See section captioned "Acquisitions" in this Item 7 for further information. Capital expenditures and related start-up charges are anticipated for this three to five year project and Hospira anticipates the first commercial product release in 2014. For the India capacity expansion, annual capital expenditures were $80 million in 2011 and approximately $105 million to $125 million is expected in 2012 and decreasing thereafter. In aggregate, India capacity expansion capital expenditures of approximately $275 million to $325 million are expected. In addition, Hospira initiated plans to qualify and validate manufacturing and related activities for certain oncology compounds at Hospira's Joint Venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in India over the next three years. For both of these capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product related) and registration charges in the aggregate of approximately $100 million to $120 million, for which timing will lag facility construction. For 2011, $3.8 million of charges were incurred, primarily related to start-up and facility validation. Approximately $22 million to $28 million of charges are expected in 2012. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects.

        Further, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as remediation activities and timelines as discussed in the section captioned "Certain Quality and Product Related Matters" in this Item 7.

        In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate charges related to this action of $42.5 million on a pre-tax basis. These charges included aggregate restructuring charges of $27.8 million on a pre-tax basis. During 2011, 2010, and 2009, Hospira incurred charges of $1.1 million, $16.9 million, and $15.7 million, respectively.

        In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada, and North Chicago, Illinois and completed these plans in 2007, 2008, and 2009, respectively. During 2009, Hospira incurred charges of $12.7 million.

Project Fuel

        In March 2009, Hospira announced details of a restructuring and optimization plan, ("Project Fuel"), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate charges related to these actions of $132.5 million on a pre-tax basis. These charges included aggregate restructuring costs and other asset charges of $72.0 million on a pre-tax basis. During 2011, 2010, and 2009, Hospira incurred charges of $9.6 million, $39.2 million and $83.7 million, respectively.

        As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. As a result of these decisions and measurement of the fair value of these businesses, non-cash, pre-tax impairment charges of $52.8 million were recognized in Restructuring, impairment and (gain) on disposition of assets, net in 2009. Hospira received cash of $46.6 million upon completion of the disposals of the critical care business and contract manufacturing facility in Salisbury, Australia. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million. Hospira recognized a gain of $11.4 million included in Restructuring, impairment and (gain) on disposition of assets, net in 2010.

Other restructuring

        In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations. In 2011, Hospira incurred costs of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net to terminate distributor contracts in the U.S., Canada and Latin America ("Americas") related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for these actions.

Financial Related Impact

        The net charges incurred for the above continuous improvement activities collectively were reported in the consolidated statements of (loss) income line items for the years ended December 31, as follows:

(dollars in millions)	2011	2010	2009
Cost of products sold	$9.6	$26.4	$40.7
Restructuring, impairment, and (gain) on disposition of assets, net	11.5	7.0	94.2
Research and development	—	0.1	3.3
Selling, general and administrative	1.2	11.2	26.7

Total net charges	$22.3	$44.7	$164.9

        As Hospira continues to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States ("GAAP"), among other factors. Hospira may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all. See the section captioned "Hospira's continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended improvement or cost savings" in "Item 1A. Risk Factors."

Acquisitions

Javelin Pharma

        In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. ("Javelin Pharma") for a purchase price of $161.9 million. Hospira expects to take advantage of operating synergies between Hospira's PrecedexTM and Javelin Pharma's main product candidate, DylojectTM, a post-operative pain management drug currently awaiting U.S. FDA approval. In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain. In the fourth quarter of 2011, Hospira recognized an impairment charge of $7.3 million associated with the DylojectTM in-process research and development intangible asset due primarily to changes in the expected product life-cycle management spending. The future impact of DylojectTM on Hospira depends on the various product development and commercialization efforts, and the timing of resolution of the regulatory process in connection therewith.

Orchid Pharma

        In March 2010, Hospira Healthcare India Private Limited ("Hospira India"), a wholly owned subsidiary of Hospira, completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid Pharma") for $381.0 million. The acquisition included a beta-lactam antibiotic formulation manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Hospira also acquired some of Orchid Pharma's long-term land leases in India, which were held by Orchid Pharma for anticipated future expansion.

Financial Related Impact

        Acquisition related pre-tax charges were recognized, the majority of which was in Selling, general and administrative ("SG&A"), during the year ended December 31, 2010 of approximately $20.2 million related to the Javelin Pharma and Orchid Pharma acquisitions. The impact of these acquisitions was not significant to Hospira's results of operations for the year ended December 31, 2010, exclusive of the acquisition related charges. For further details, see Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

        Acquisitions and related transactions are subject to various risks and uncertainties, including risks relating to the integration and risks relating to incurring substantial indebtedness in connection with an acquisition. See the section captioned "Hospira may continue to acquire other businesses and assets, license rights to technologies or products from third parties, form alliances or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all" in "Item 1A. Risk Factors."

Certain Quality and Product Related Matters

        Hospira's pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by the FDA and other domestic and foreign governmental authorities. Hospira's manufacturing and other facilities are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to inspection observations (commonly called Form 483 observations in the U.S.), warning letters, consent decrees, voluntary or involuntary product recalls, injunctions to halt production and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations. Any of these regulatory enforcement actions as well as Hospira's inspections, reviews and commitments may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes.

        The following information provides additional detail regarding certain quality and product related matters.

Warning Letter

        In April 2010, Hospira received a Warning Letter from the FDA (the FDA's Warning Letter is publicly available on the FDA's website) in connection with the FDA's inspection of Hospira's pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky Mount, North Carolina. In the Warning Letter, the FDA cited current good manufacturing practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The Warning Letter also asserted other inadequacies, including procedures related to the Quality Control unit, investigations, and medical reporting obligations. Hospira responded to the Warning Letter in 2010, and as part of its response, took immediate actions to address the FDA's concerns, including recalling certain products manufactured at the Clayton and Rocky Mount facilities.

        In January 2011, the FDA completed a follow-up inspection at the Clayton facility to evaluate Hospira's corrective actions in response to items raised in the Warning Letter. The FDA did not issue a Form 483 related to the Clayton inspection. The FDA completed a follow-up inspection at the Rocky Mount facility in May 2011, and issued a Form 483 listing observations related to certain quality systems, facilities, and operating procedures. In August 2011, the FDA completed an additional inspection at the Rocky Mount facility, which resulted in additional Form 483 observations that identified further areas for remediation and improvement. Hospira is implementing a comprehensive remediation plan, including obtaining the assistance of third party subject matter experts to help Hospira address the FDA's concerns. Hospira has implemented certain interim oversight controls, including third party oversight; product assessments; retrospective reviews of laboratory results related to out of specification findings and investigations; and the development and implementation of a comprehensive laboratory action plan. Hospira also has implemented significant management changes to the Rocky Mount facility's leadership team. These remediation activities resulted in and continue to result in slowdowns at the Rocky Mount facility beginning in the third quarter of 2011, resulting in drug shortages and costs associated with reduced production volume.

        Hospira will continue to interact and work closely with the FDA to ensure that all items cited during the inspections and noted in both Form 483s and the Warning Letter are appropriately addressed. Hospira has disclosed information about the Form 483 observations relevant to Rock Mount because of the Warning Letter. Hospira is also working to ensure all of its manufacturing facilities and quality policies, procedures and processes align with the commitments made to the FDA related to the Warning Letter.

        During 2010, Hospira recognized charges, in Cost of products sold, of $58.5 million for third party oversight and consulting, costs associated with reduced production volume, inventory loss and penalties for failure to supply product to certain customers. During 2011, Hospira continued to invest in quality operations throughout its global manufacturing facilities including the Clayton and Rocky Mount facilities. During 2011, Hospira recognized charges, in Cost of products sold, of $36.8 million for third party oversight and consulting costs, and costs associated with reduced production volume at the Rocky Mount facility. Additionally in 2011, Hospira incurred inventory loss related charges of $28.5 million at the Rocky Mount facility due primarily to remediation actions being implemented and the resulting impact on inventory spoilage, excess and obsolescence.

SymbiqTM Infusion Pumps

        In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to new customers. Hospira initiated this hold after it received an unexplained increase in customer complaints related to the failure of SymbiqTM to alarm, under certain use conditions, at the end of infusion therapy. In June 2010, Hospira notified customers of interim steps to be taken by customers to mitigate this issue and to avoid the use conditions that can lead to the failure of SymbiqTM to alarm at the end of infusion therapy. In August 2010, Hospira initiated an infusion set recall related to the issue. Additionally, Hospira notified customers of reports of unrestricted flow when the SymbiqTM infusion set cassette is improperly removed from the pump before the pump's cassette door is fully opened. Hospira cautioned customers to allow the pump's cassette door to fully open before removing the infusion set as the pump may not alarm when the infusion set is improperly removed. The FDA has classified each of these actions as a Class I recall and Hospira is working closely with the FDA to conclude these matters. Hospira has not asked customers to return or cease using their SymbiqTM pumps. Hospira has recognized charges for quality assessment and testing, materials, and labor to remediate these matters, which were $0.4 million and $5.8 million for 2011 and 2010, respectively.

        Hospira has submitted the appropriate applications for modifications to its SymbiqTM infusion system to regulatory agencies in various countries. In March 2011, Hospira submitted a 510(k) application with the FDA, which included software updates to further enhance the reliability of the infusion system, and to correct the recall issues impacting the device. The FDA submitted questions on the 510(k) application. Hospira has responded to the first round of questions and is preparing its response to the second round of questions. Hospira expects to respond by the end of first quarter of 2012. Hospira incurred charges of $5.7 million in 2011 related to remediation actions associated with the application. New customer pump placements for SymbiqTM in the U.S. and certain other countries will remain on voluntary hold until Hospira receives the clearance from the applicable regulatory agencies. Hospira believes this application is one of the first in the industry to be submitted under recent FDA draft guidance for 510(k) clearances of infusion pumps, which makes it difficult to project the prospects and timeline for FDA clearance.

PlumTM Infusion Pumps

        In December 2010, Hospira informed the FDA that it had received a number of customer reports associated with the Plum A+TM and Plum XLTM family of infusion pumps regarding failure of the pump's audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue. For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly. For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time. Plum XLTM customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM and Plum XLTM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any PlumTM pumps from the market or halt production. In 2010, Hospira recognized a charge of $26.0 million for the estimated costs of the field recall. In 2011, Hospira recognized an additional charge of $12.5 million based on its current recall plan, and began the replacement of components for the Plum A+TM and expects the deployment activities to extend into 2013.

Comprehensive Medication Management Product Review

        In connection with the matters above, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira's medication management products. The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews will also include retrospective assessments of customer experiences with these products over the preceding two years. The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products. The product reviews, related investigations and remediation are ongoing, and the initial reviews were completed on PlumTM, patient controlled analgesia (PCA) devices, and GemStarTM. For these infusions devices, investigations are underway. Certain remediation actions, such as product recalls or corrective field actions or preventative actions, for Hospira's medication management products have been, and may be required upon finalization of the product reviews, investigations and remediation milestones. Hospira expects that the product reviews and investigations will be completed by early 2013 and expects that the remediation actions resulting from these reviews could extend over the next two to three years.

        In 2011, Hospira incurred charges of $26.7 million for certain remediation actions, including recalls, related to outcomes of the product reviews and related investigations, primarily related to PlumTM products. These remediation charges are based on management's best estimate of the committed corrective actions and consist primarily of development costs to address any identified issues, and costs for the deployment to the impacted customer base.

Financial Related Impact

        Beginning with 2011, Hospira expects to incur over the next two to three years, aggregate pre-tax charges related to these quality and product related matters in the range of $300 million to $375 million, of which Hospira incurred an aggregate of $111.2 million in 2011. In 2010, Hospira had incurred approximately $90.3 million of charges for these quality and product related matters however, these historical charges are not included in the estimated range. The amount, timing and recognition of charges associated with these matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. There can be no assurance that Hospira will not incur additional charges should further enforcement action be taken by regulatory agencies. Further, costs for long-term solutions and product improvements will depend on various production and quality development efforts and corresponding regulatory outcomes in connection therewith. Further, capital expenditures to remediate and/or enhance Hospira's existing facilities and operations may be required, see matters discussed in section "Facilities Optimization and Capacity Expansion" in this Item 7.

        Due to the complexity and depth of these anticipated remediation activities, and dependent upon the schedules for remediation, and the outcomes from the product assessments, these matters have and may continue to adversely impact production, including causing further reduced production volumes, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or product failing to meet specifications. These quality matters have and may lead to further remediation actions, including recalls or other corrective actions or further adverse regulatory actions. Additionally, these quality matters have adversely impacted, and may impact further, Hospira's net sales and ability to market certain products in all segments and impact future cash flows. Further, these quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders, customer accommodations and penalties for failure to supply products.

        The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the consolidated statements of (loss) income for the years ended December 31, by product and remediation area as follows:

(dollars in millions)	2011	2010
Warning Letter
Inventory charges	$28.5	$4.2
Other charges	36.8	54.3
Medication Management Product Review & Remediation
Symbiq charges	6.1	5.8
Plum and Other Device charges	39.2	26.0
Quality Investments(1)	0.6	—

Total Charges	$111.2	$90.3

(1)
The amounts include certain investments in quality systems, consulting and personnel related costs such as labor, overhead, testing, and materials related to product review, assessment and remediation activities related to these matters that are part of Hospira's existing operations. Hospira's overall costs of quality operations, which may be impacted by these matters, are not included in the estimated range or the charges scheduled above for these certain quality and product related matters.

Regulatory Environment and Related Impact

        Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to medication management products or the matters included in the Warning Letter. For more information about risks related to these matters , see the section captioned "Hospira's issues with its quality systems and processes could have an adverse effect upon Hospira's business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products" in "Item 1A Risk Factors".

Patent-Related Product Matters

        Hospira is involved in patent-related disputes with companies with branded products over our efforts to market generic pharmaceutical products and with companies regarding the PrecedexTM patents. In April, 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and is expected to re-launch its products pursuant to a royalty-free license on August 9, 2012, however, higher competition is expected upon relaunch.

        For further details regarding Hospira's patents and other patent related litigation, see Note 23 to the consolidated financial statements included "Item 8. Financial Statements and Supplementary Data".

Results of Operations

Net Sales

        A comparison of product line net sales is as follows:

				Percentage Change at Actual Currency Rates		Percentage Change at Constant Currency Rates(1)
Years Ended December 31 (dollars in millions)	2011	2010	2009	2011	2010	2011	2010
Americas—
Specialty Injectable Pharmaceuticals	$2,000.9	$1,829.0	$1,589.9	9.4%	15.0%	9.1%	14.0%
Medication Management	809.4	827.5	917.0	(2.2)%	(9.8)%	(2.8)%	(10.8)%
Other Pharma	396.2	481.4	556.4	(17.7)%	(13.5)%	(17.8)%	(13.7)%

Total Americas	3,206.5	3,137.9	3,063.3	2.2%	2.4%	1.8%	1.5%
Europe, Middle East & Africa ("EMEA")—
Specialty Injectable Pharmaceuticals	292.6	283.2	272.0	3.3%	4.1%	(1.9)%	7.6%
Medication Management	128.7	126.6	142.4	1.7%	(11.1)%	(3.1)%	(7.0)%
Other Pharma	96.1	78.7	128.4	22.1%	(38.7)%	18.4%	(37.0)%

Total EMEA	517.4	488.5	542.8	5.9%	(10.0)%	1.1%	(6.8)%
Asia Pacific ("APAC")—
Specialty Injectable Pharmaceuticals	269.0	237.3	211.4	13.4%	12.3%	3.2%	0.7%
Medication Management	49.2	45.0	45.4	9.3%	(0.9)%	1.3%	(9.0)%
Other Pharma	15.0	8.5	16.4	76.5%	(48.2)%	74.1%	(54.9)%

Total APAC	333.2	290.8	273.2	14.6%	6.4%	5.0%	(4.3)%

Net Sales	$4,057.1	$3,917.2	$3,879.3	3.6%	1.0%	2.0%	—%

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior years' foreign exchange rates. We have calculated these percentages by taking the current years ended net sales for the three years presented less the respective prior years ended reported net sales, divided by the respective prior years ended reported net sales, all at the respective prior years' foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of our change in net sales without the impact of foreign currency and provides greater transparency into Hospira's results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

        Specialty Injectable Pharmaceuticals ("SIP") include generic injectables and proprietary specialty injectables. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, critical care products (through August 2009) and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing services.

2011 compared to 2010:

        Net sales increased 3.6%, or 2.0% compared to 2010 excluding the impact of changes in foreign exchange rates.

        The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

        Net sales in all segments were adversely impacted due to the ongoing quality remediation efforts and Hospira's inability to timely ship certain products to the market and to gain regulatory approval for certain new products.

  Americas

        Net sales in the Americas segment increased 2.2%, or 1.8% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to the launch of docetaxel during the first quarter of 2011, the continuing effects of the launches of meropenem, piperacillin and tazobactam, and gemcitabine, and continued growth of Hospira's proprietary sedation drug, PrecedexTM. Net sales in 2011 compared to 2010 were negatively impacted by the mid-2010 oxaliplatin market exit. Medication Management net sales were lower due to decreased sales volumes for PlumTM infusion pumps due to the impact of ongoing quality remediation efforts, partially offset by increased volume of dedicated administration sets across all major infusion devices. Net sales in Other Pharma decreased due to lower volumes for solution and nutritional products and contract manufacturing due to temporary supply constraints related to quality remediation efforts at various manufacturing facilities.

  EMEA

        Net sales in the EMEA segment increased 5.9%, or 1.1% excluding the impact of changes in foreign exchange rates. SIP net sales decreased slightly due to price and volume decreases resulting from competition for certain existing oncology products. The decrease was partially offset by continued strong sales volume of the biosimilar, RetacritTM, heparin, and the launch of meropenem. Medication Management net sales decreased due primarily to lower GemstarTM and PlumTM infusion pumps, partially offset by higher volumes in PlumTM dedicated administration sets.

  APAC

        Net sales in the APAC segment increased 14.6%, or 5.0% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to strong sales volume for PrecedexTM and the launch of docetaxel and meropenem in 2011. Medication Management net sales increased due to higher PlumTM infusion pumps and dedicated administration sets volume.

2010 compared to 2009:

        Net sales increased 1.0%, or were flat compared to 2009 excluding the impact of changes in foreign exchange rates.

        Net sales were negatively impacted by disposals of non-strategic businesses and underlying assets. These disposals were part of Hospira's commitment to dispose of certain non-strategic businesses and underlying assets as part of Project Fuel. Other Pharma net sales in all segments decreased due to the disposal of the contract manufacturing facilities in Salisbury, Australia in October 2009 and Wasserburg, Germany in February 2010. Medication Management net sales in all segments decreased due to the disposal of the critical care business in August 2009.

        The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

  Americas

        Net sales in the Americas segment increased 2.4%, or 1.5% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to increased volume for PrecedexTM, the launch of generic meropenem and gemcitabine and high-dose heparin introduced in late 2009. The increase was partially offset by a decrease in volume due to a voluntary hold on shipments of certain emulsion products. Other Pharma net sales decreased primarily due to the dispositions noted above and lower volumes in nutritional products. Net sales in Medication Management were lower driven by decreased volumes related to the voluntary hold on shipments of SymbiqTM to new customers, decreased sales of PlumTM and the disposal of the critical care business, partly offset by increased sales of dedicated administration sets.

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

Gross Profit (Net sales less Cost of products sold)

				Percent change
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010

Gross profit	$1,397.6	$1,514.4	$1,456.4	(7.7)%	4.0%
As a percent of net sales	34.4%	38.7%	37.5%

2011 compared to 2010:

        Gross profit decreased $116.8 million, or (7.7)%, in 2011, compared to 2010.

        Gross profit decreased in 2011 partially due to the mid-2010 oxaliplatin U.S. market exit offset by new product launches including docetaxel in the U.S. in 2011. A portion of the profit generated by sales of docetaxel is recorded in Equity income from affiliates, net as the product is sourced from Hospira's joint venture. Partially offsetting these decreases were lower charges for Project Fuel and Facility Optimization initiatives, which were completed in March 2011. Both periods were impacted by lower sales volume and charges associated with certain quality and product related matters, however, in 2011 there were higher inventory losses due to spoilage, excess and obsolescence.

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

Restructuring, impairment and (gain) on disposition of assets, net

				Percent change
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010

Restructuring, impairment and (gain) on disposition of assets, net	$44.5	$19.7	$94.2	125.9%	(79.1)%
As a percent of net sales	1.1%	0.5%	2.4%

2011 compared to 2010:

        Restructuring, impairment and (gain) on disposition of assets, net was $44.5 million in 2011, compared with $19.7 million in 2010.

        In 2011, Restructuring, impairment and (gain) on disposition of assets, net was $44.5 million and included the following: intangible asset impairments of $25.9 million, distributor contract termination costs of $7.8 million incurred for restructuring of certain Latin America operations, an equipment impairment charge of $7.1 million, and restructuring charges of $3.7 million related to Project Fuel. In 2010, Hospira completed the disposal of a facility in Wasserburg, Germany and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $18.4 million in 2010. In addition, Hospira incurred a charge of $12.7 million in 2010 for the impairment of an anti-infective product right intangible asset.

2010 compared to 2009:

        Restructuring, impairment and (gain) on disposition of assets, net was $19.7 million in 2010, compared with $94.2 million in 2009. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany, and recognized a gain of $11.4 million. Excluding the gain on the disposal of Wasserburg, restructuring charges were $18.4 million in 2010 primarily due to Project Fuel. In addition, Hospira incurred a charge of $12.7 million in 2010 for the impairment of an anti-infective product right intangible asset. In 2009, Hospira incurred higher impairment charges due to Hospira's commitment to dispose of certain non-strategic businesses and underlying assets. In addition, restructuring charges, primarily severance costs, were higher in 2009 related to Project Fuel and Facilities Optimization.

Goodwill Impairment

				Percent change
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010

Goodwill Impairment	$400.2	$0.0	$0.0	nm	nm
As a percent of net sales	9.9%	0.0%	0.0%

2011 compared to 2010:

        Goodwill impairment was $400.2 million in 2011, compared with $0.0 million in 2010.

        During the third quarter of 2011, Hospira performed its annual goodwill impairment test. Hospira determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira's common stock price beginning late in the third quarter of 2011, which required an increase in the discount rate used to present value the estimated cash flows in order to reconcile Hospira's market capitalization to the aggregate estimated fair value of all of Hospira's reporting units. In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions, and (ii) higher spending expected for strategic product portfolio expansion, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit as the implied fair value of goodwill was less than its carrying value.

        During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units' estimated fair value was below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and APAC reporting units respectively, as the implied fair value of goodwill, representing Hospira's best preliminary estimates, was less than their respective carrying value.

        As of this filing, Hospira has not completed the fourth quarter interim test, due to the complexities involved in determining the implied fair value of the goodwill of the EMEA and APAC reporting units. However, based on the work performed to date, Hospira has concluded that an impairment loss is probable and can be reasonably estimated. The impairment charges are based on the preliminary analysis and may be subject to further adjustments in the next reporting period. One measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount of which each reporting unit's fair value exceeds their respective carrying value. Subsequent to the impairment charges incurred through December 31, 2011, the amount of fair value in excess of carrying value is as follows: for the U.S., Canada and Latin America reporting units, the estimated fair value substantially, by greater than at least one-hundred percent, exceeds their respective carrying value; for the EMEA reporting unit, the accumulated impairment loss equals the previous goodwill carrying value; for the APAC reporting unit, the estimated fair value exceeds its carrying value by approximately twenty-three percent.

Research and Development

				Percent change
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010

Research and development	$258.8	$300.5	$240.5	(13.9)%	24.9%
As a percent of net sales	6.4%	7.7%	6.2%

2011 compared to 2010:

        R&D expenses decreased $41.7 million or 13.9%, in 2011, compared to 2010. R&D in 2010 included initial milestone payments of $27.5 million for an agreement with DURECT Corporation for research and development of an anesthetic product and $21.3 million for a hematology product both of which had not yet reached regulatory approval. Hospira is no longer pursuing the hematology product. Excluding the prior year initial milestone payments, there was higher spending in 2011 primarily on certain clinical trials for biosimilar product development.

2010 compared to 2009:

        R&D expenses increased $60.0 million, or 24.9%, in 2010, compared to 2009. The increase was primarily related to initial milestone payments for collaborative agreements for research and development of $27.5 million for an anesthetic product and $21.3 million for a hematology product that have not yet reached regulatory approval. In addition, investments in various new product development programs, including biosimilars and clinical trials, contributed to the increase.

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in millions)	2011	2010	2009	2011	2010

Selling, general and administrative	$637.3	$675.0	$618.8	(5.6)%	9.1%
As a percent of net sales	15.7%	17.2%	16.0%

2011 compared to 2010:

        SG&A expenses decreased $37.7 million or 5.6%, in 2011, compared to 2010. SG&A in 2010 included costs incurred for a litigation settlement and related charges, and for Project Fuel initiatives, which were completed in March 2011. Further, SG&A in 2010 included acquisition and integration charges associated with the acquisitions of Orchid Pharma and Javelin Pharma. Excluding these prior year charges, SG&A was essentially flat with decreased general and administration expenses including reduced 2011 annual incentive compensation expenses, offset by higher costs associated with certain sales and promotional expenses and the impact of foreign exchange.

2010 compared to 2009:

        SG&A expenses increased $56.2 million, or 9.1%, in 2010, compared to 2009. The increase was primarily due to acquisition and integration charges associated with the Orchid Pharma and Javelin Pharma acquisitions, higher legal costs, and litigation settlement and related charges. Higher costs associated with certain sales and promotional expenses, also contributed to the increase, offset by decreased annual incentive compensation provisions.

Interest Expense

        Hospira incurred interest expense of $93.1 million in 2011, $101.1 million in 2010 and $106.3 million in 2009. The decreases in 2011 and 2010 compared to prior years were primarily due to capitalized interest on capital projects, lower average outstanding debt and the impact of variable interest rate swaps on fixed rate notes. The 2011 decreases were slightly offset by higher other borrowings and interest rates for international expansion in Latin America and India. Refer to the section captioned "Liquidity and Capital Resources" below for further information regarding Hospira's debt and credit facilities.

Other (Income) Expense, Net

        Other (income) expense, net was $(9.2) million in 2011, $38.8 million in 2010 and $12.5 million in 2009. Other (income) expense, net primarily included amounts related to foreign currency transaction gains and losses, interest income, and other items. Other (income) expense, net in 2010 included a $36.8 million provision incurred for the early debt extinguishment and $8.8 million of impairment charges for certain cost-method investments. Other (income) expense, net in 2009 included an other-than-temporary impairment charge of $16.6 million. Interest (income) for 2011, 2010 and 2009 was $(10.4) million, $(9.9) million and $(7.6) million, respectively.

Income Tax Expense (Benefit)

        The effective tax rate was an expense of 103.0% in 2011, compared to an expense of 9.0% in 2010 and a benefit of (5.0)% in 2009. The effective tax rates for all three years include certain items such as integration, quality related and restructuring charges, impairment charges and interest expense generating benefits in higher tax rate jurisdictions. In 2011, the Internal Revenue Service ("IRS") audit of Hospira's 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement resulted in a $19.7 million discrete income tax benefit. Also in 2011, the effective tax rate was significantly impacted by the mostly non-deductible EMEA and APAC reporting units goodwill impairments. Excluding these goodwill impairment charges and the IRS audit settlement, the effective rate for 2011 was an expense of 14.1%. In 2010, a favorable mix of income in lower tax jurisdictions and substantial increase of expenditures in higher tax jurisdictions resulted in a lower effective tax rate compared to 2011 and 2009. In 2009, the IRS audit of Hospira's 2004 and 2005 tax returns was completed and the years were effectively settled. The outcome of the IRS audit settlement resulted in a $91.9 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the 2009 effective tax rate was an expense of 18.9%. Additionally in 2009, the effective tax rate was impacted by income tax benefits recognized upon the expiration of statutes of limitation on certain unrecognized tax benefits and lower unrecognized tax benefit accruals. These benefits were partially offset by the establishment of a valuation allowance on certain deferred tax assets associated with the disposal of certain non-strategic assets, the related impairment of non-deductible goodwill, as well as the impairment of marketable equity securities without the availability of a statutory tax benefit. Excluding the items described above, the effective tax rates of expense of 14.1%, 9.0%, and 18.9% for 2011, 2010, and 2009, respectively are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S. as well as lower statutory tax rates in substantially all non-U.S. jurisdictions in which Hospira operates.

        In 2011 the IRS has commenced the audit of Hospira's 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Equity Income From Affiliates, Net

        Equity income from affiliates, net was $45.6 million in 2011, $12.2 million in 2010 and $0.7 million in 2009. Equity income from affiliates, net increased in 2011 compared to the same period in 2010, primarily due to income from Hospira's joint venture associated with the U.S. docetaxel launch in 2011.

Liquidity and Capital Resources

        Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, certain acquisitions, capital expenditures, common stock repurchases and repay debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development, quality and product remediation activities, and investments in continuous improvement activities, for the foreseeable future.

        Further, Hospira has reviewed its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and continues to indefinitely invest all foreign subsidiary earnings outside of the U.S. to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Future changes in U.S. tax legislation may require Hospira to reevaluate the need for possible repatriation of foreign subsidiary earnings.

        Hospira has incurred and expects to incur further charges and higher capital expenditures related to certain quality and product related matters, facility modernization and capacity expansion activities that will require cash outflows in the future. These matters are further discussed under sections captioned "Certain Quality and Product Related Matters" and "Facilities Optimization and Capacity Expansion" in this Item 7. Hospira currently believes current capital resources will be sufficient to fund capital expenditures and costs associated with these activities.

        In 2011, Hospira advanced $50 million to a supplier, Celltrion, for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from this same supplier which would require additional advances.

        In 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into accelerated share repurchase ("ASR") contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization the timing of which will depend on various economic factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in millions)	2011	2010	2009

Operating activities	$434.4	$314.9	$944.9
Investing activities	(282.3)	(705.4)	(211.1)
Financing activities	(147.0)	35.1	(308.6)

Operating Activities

        In 2011, Net Cash Provided by Operating Activities was $434.4 million, an improvement over 2010, as the net loss for 2011, adjusted for non-cash items, was more than offset by lower investments in operating assets and liabilities. Although both 2011 and 2010 were adversely impacted by increased inventory levels, in 2011 lower payments of income taxes and employee related liabilities as well as distributions received from equity affiliates were partially offset by trade accounts payable disbursements and advances to suppliers. In addition, 2010 Net Cash Provided by Operating activities was adversely impacted by the timing of chargeback and rebate payments as well as a discretionary pension contribution of $92.0 million to the Hospira Annuity Retirement Plan.

        In 2010, Net Cash Provided by Operating Activities was $314.9 million, a decrease from 2009 due to higher inventory levels and the aforementioned chargeback and rebate payments and discretionary pension contribution. Additionally, higher income tax and employee related payments partially offset by higher accounts payable also contributed to the decrease compared to 2009.

        In 2009, Net Cash Provided by Operating Activities was $944.9 million driven by both net income adjusted for non-cash items as well as improvements in operating assets and liabilities. These improvements were primarily due to the timing of receipts and payments for oxaliplatin related sales, net and lower inventory levels somewhat offset by a $30.0 million discretionary contribution to the Hospira Annuity Retirement Plan.

Investing Activities

        In 2011, Net Cash Used in Investing Activities of $282.3 million a decrease from 2010 primarily due to the absence of any acquisitions in 2011 primarily offset by higher capital spending in 2011. Further, proceeds from dispositions decreased due to the disposal of a facility in Wasserburg, Germany during 2010.

        In 2010, Net Cash Used in Investing Activities of $705.4 million, an increase from 2009 primarily due to payments of $540.8 million for acquisitions and higher capital expenditures offset by proceeds of $62.6 million on the disposal of a facility in Wasserburg, Germany in 2010.

        In 2009, Net Cash Used in Investing Activities of $211.1 million included capital expenditures of $159.4 million and $86.6 million of payments for acquisitions, contingent consideration on prior acquisitions and other investments, offset by $49.2 million of proceeds from dispositions of businesses and related assets.

Financing Activities

        Net Cash Used in Financing Activities totaled $147.0 million in 2011, compared to Net Cash Provided by Financing Activities of $35.1 million in 2010 due primarily to higher repurchases of common stock, and lower proceeds from stock options exercised in 2011.

        Net Cash Provided by Financing Activities totaled $35.1 million in 2010, an increase of $343.7 million from 2009 primarily due to proceeds received from stock options exercised including the related excess tax benefit of $174.6 million, partially offset by payments in 2010 of $100.0 million related to the repurchase of common stock and $36.8 million for the early extinguishment of 5.55% notes due in 2012.

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

Summary of Financial Position

Years ended December 31 (dollars in millions)	2011	2010

Cash and cash equivalents	$597.5	$604.3
Working capital	1,722.9	1,545.9
Short-term borrowings and long-term debt	1,748.5	1,747.9

Working Capital

        The increase in working capital in 2011 was primarily due to an increase in inventory and trade accounts receivable and lower trade accounts payable offset by higher other accrued liabilities. Trade accounts receivable was higher due to higher sales related to new product launches. Both 2011 and 2010 were impacted by higher inventory levels related to increased cycle times and new products launched with regulatory approvals in 2010 and 2011. Accounts payable was lower due to timing of inventory reduction efforts in 2011. Other accrued liabilities are higher due to profit-share accruals associated with the docetaxel product launch and remediation related accruals.

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

        In September 2010, Hospira issued $500.0 million principal amount of 5.60% notes due on September 15, 2040 in a registered public offering. The net proceeds of the notes, after deducting approximately $2.6 million of bond discounts and underwriting fees of $4.4 million, plus cash on-hand were used to extinguish $500.0 million principal amount of 5.55% notes originally due March 2012 and accrued interest in October 2010. Hospira incurred $36.8 million in charges associated with the early extinguishment of the notes. In May 2009, Hospira issued $250 million aggregate principal amount of 6.40% notes which are due May 15, 2015. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity. In December 2009, the $375.0 million aggregate principal amount due in March 2010 plus accrued interest was fully paid.

        The senior notes contain customary covenants that limit Hospira's ability to incur secured indebtedness and liens and merge or consolidate with other companies.

        Interest Rate Swaps.    In July 2011, Hospira terminated interest rate swap contracts originally entered into in December 2010 with a total notional amount of $400.0 million, which had effectively converted from fixed to variable rate debt $250.0 million of the $400.0 million principal amount notes due in June 2014 and $150.0 million of the $250.0 million principal amount notes due in May 2015. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest.

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

        The corresponding gains described above of $9.0 million in 2011 and $15.4 million in 2010 related to the basis adjustment of the debt associated with the terminated swap contracts are deferred and are amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. There were no penalties associated with the termination of the interest rate swap agreements. The gains are being recognized against interest expense over the remaining term of the underlining notes, of which approximately $5.6 million, $2.8 million and $2.1 million was recognized in 2011, 2010 and 2009, respectively.

        Other Borrowings.    In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of approximately 5.6% and 10.9% at December 31, 2011 and 2010, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2011, Hospira had approximately $4.9 million of indebtedness secured by equipment and property. As of December 31, 2011 and 2010, Hospira had $32.8 million and $33.5 million, respectively, of other borrowings outstanding, of which $29.8 million and $29.0 million, respectively, were classified as short-term.

        Revolving Credit Facility.    In 2011, Hospira entered into a new $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016. The Revolver replaced the $700.0 million revolving credit agreement that was scheduled to expire in October 2012. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.2%, 0.2% and 0.175%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. As of December 31, 2011, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

        Debt Covenants.    The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level, and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default, (including, in the case of the Revolver, a change of control default), which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. For the year ended and as of December 31, 2011, Hospira was in compliance with all applicable covenants.

        Short-Term Borrowings.    The following table is a summary of additional information related to Hospira's short-term borrowings:

(dollars in millions)	Revolver(1)	Other Borrowings

Year ended December 31, 2011,
Outstanding balance at year-end	$—	$29.8
Weighted average interest rate at year-end		5.6%
Average monthly balance during the year-end	$—	$40.7
Weighted average interest rate during the year-end		9.4%
Maximum month-end balance during the year-end	$—	$49.5
Three months ended December 31, 2011,
Outstanding balance at period end	$—	$29.8
Weighted average interest rate at period end		5.6%
Average monthly balance during the period end	$—	$44.1
Weighted average interest rate during the period end		5.5%
Maximum month-end balance during the period end	$—	$48.9

(1)
During the year ended December 31, 2011, Hospira has not borrowed any amounts under the Revolver.

        Share Repurchase.    In February 2006, Hospira's Board of Directors authorized the repurchase of up to $400.0 million of Hospira's common stock. In August 2010 and December 2010, Hospira entered into two $50 million accelerated share repurchase ("ASR") contracts with a third party financial institution to repurchase Hospira's common stock, completing the 2006 board authorization. In the aggregate, Hospira repurchased 9.4 million shares for approximately $400.0 million.

        In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into ASR contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following table summarizes Hospira's estimated contractual obligations as of December 31, 2011:

	Payment Due by Period
(dollars in millions)	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Debt and interest payments	$2,827.4	$129.3	$608.6	$385.3	$1,704.2
Lease obligations	166.3	38.7	58.1	35.9	33.6
Purchase commitments(1)	534.2	523.2	8.0	2.0	1.0
Other long-term liabilities reflected on the
consolidated balance sheet(2)	128.8	—	91.3	36.6	0.9

Total	$3,656.7	$691.2	$766.0	$459.8	$1,739.7

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above. For further details regarding the collaborative arrangements, see Note 4 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

(2)
Includes liability of $67.5 million relating to unrecognized tax benefits, penalties and interest; excludes approximately $146.9 million of other long-term liabilities related primarily to pension and post-retirement benefit obligations.

        Hospira's other commercial commitments as of December 31, 2011, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2011, Hospira had $35.0 million of these commitments, with a majority expiring from 2012 to 2014. No amounts have been drawn on these letters of credit or bonds.

        Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities and no activities that include non-exchange-traded contracts accounted for at fair value.

Critical Accounting Policies

        Critical accounting policies are those policies that require management to make the most difficult, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. Hospira believes its most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data."

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

        For other arrangements where the software is essential to the functionality of the pump, Hospira has also identified three primary deliverables. The first deliverable is the pump and software essential to the functionality of the pump which is delivered and recognized at the time of installation. The second deliverable is the related sale of sets which are recognized as the products are delivered and the third deliverable is software related services. Revenue recognition for the third deliverable is further described below in the Software section. The allocation of revenue for the first and third deliverable is based on Hospira's ESP. The allocation of revenue for the second deliverable is based on VSOE.

        Software—Hospira recognizes revenue for the server-based suite of software applications not essential to the functionality of a pump and related maintenance and implementation services in accordance with software specific accounting guidance. Software revenue for multiple-element revenue arrangements is allocated based on the relative fair value of each element and fair value is generally determined by VSOE. If Hospira cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, Hospira defers revenue until all elements are delivered and services have been performed. Perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed. Software subscription license and software maintenance revenue is recognized ratably over the applicable contract period.

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

        Hospira's total chargeback accrual for all products was $148.2 million and $129.7 million at December 31, 2011 and 2010, respectively, and included in Trade receivables on the consolidated balance sheets. Settlement of chargebacks generally occurs between 26 and 38 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2011, would decrease net sales and (loss) income before income taxes by approximately $1.6 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2011, would decrease net sales and (loss) income before income taxes by approximately $1.1 million, compared to what sales would have been if the units sold were not subject to chargebacks.

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

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded accruals for changes in trends and terms of rebate programs. At December 31, 2011 and 2010, accrued rebates of $129.5 million and $137.0 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        The following table is an analysis of chargebacks and rebates for years ended 2011 and 2010:

(dollars in millions)	Chargebacks	Rebates
Balance at January 1, 2010(1)	$177.0	$156.0
Provisions	934.5	273.0
Payments and releases(2)	(981.8)	(292.0)

Balance at December 31, 2010	129.7	137.0
Provisions	1,250.1	243.0
Payments	(1,231.6)	(250.5)

Balance at December 31, 2011	$148.2	$129.5

(1)
Hospira launched generic oxaliplatin in the U.S. in 2009 and temporarily exited the market in June 2010, which contributed to the increase and subsequent decrease in the chargebacks and rebate accrual.

(2)
In 2010, Hospira released $33.8 million for a portion of the chargeback accrual relating to 2009 for oxaliplatin sales as the expected rate of price decrease was less than estimated and typically experienced in generic product launches. Adjustments for rebates related to prior period sales have not been material in any period.

        Returns—Provisions for returns are provided for at the time the related sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales. Accrued returns were $32.2 million and $26.0 million as of December 31, 2011 and 2010, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory cost includes material and conversion costs. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognizes a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Inventory reserves were $127.0 million and $100.0 million at December 31, 2011 and 2010, respectively.

Stock-Based Compensation

        Stock-based compensation transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility, expected life of the awards and forfeiture rates. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated could have been materially impacted. Furthermore, if Hospira uses different assumptions for future stock-based compensation transactions, stock-based compensation expense could be materially impacted in future periods. See Note 22 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding stock-based compensation.

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

        Sensitivity analysis for U.S. plans which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2011 Net Benefit Cost (Income)/Expense		As of December 31, 2011 Benefit Obligation Increase/(Decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.3)	$4.4	$(68.6)	$84.8
Expected long-term return on assets	(4.6)	4.6	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(5.1)	6.1
Expected health care cost trend rate (initial and ultimate)	0.6	(0.5)	5.7	(4.9)

Impairment of Long-Lived and Other Assets

        Property and Equipment and Intangible Assets, Net—The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. Indefinite-lived intangible asset are tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary. Hospira reports assets and related liabilities held for sale at the lower of its carrying value or its estimated net realizable value.

        Goodwill—Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is tested for impairment at least annually during the third quarter of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the U.S., Canada, Latin America, EMEA and APAC. The goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

        During the third quarter of 2011, Hospira performed its annual goodwill impairment test. Hospira determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit, as the implied fair value of goodwill was less than its carrying value.

        During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units' estimated fair value was below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and APAC reporting units respectively, as the implied fair value of goodwill, representing Hospira's best preliminary estimates, was less than their respective carrying value.

        As of this filing, Hospira has not completed the fourth quarter interim test, due to the complexities involved in determining the implied fair value of the goodwill of the EMEA and APAC reporting units. However, based on the work performed to date, Hospira has concluded that an impairment loss is probable and can be reasonably estimated. The impairment charges are based on the preliminary analysis and may be subject to further adjustments in the next reporting period. One measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount of which each reporting unit's fair value exceeds their respective carrying value. Subsequent to the impairment charges incurred through December 31, 2011, the amount of fair value in excess of carrying value is as follows: for the U.S., Canada and Latin America reporting units, the estimated fair value substantially, by greater than at least one-hundred percent, exceeds their respective carrying value; for the EMEA reporting unit, the accumulated impairment loss equals the previous goodwill carrying value; for the APAC reporting unit, the estimated fair value exceeds its carrying value by approximately twenty-three percent.

        The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including research and development, selling, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require the selection of appropriate peer group companies. In addition, Hospira analyzes differences between the sum of the fair value of the reporting units and Hospira's total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others, trade names, customer relationships, inventory, intangible assets (both recognized and unrecognized) and property, plant and equipment.

        The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit or the implied fair value of goodwill, or both. Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit. That is, a one percent decrease in estimated DCF's would decrease the estimated fair value of the reporting unit by approximately one percent. Hospira believes that its estimates of DCF's and allocations of fair value to assets and liabilities and the above underlying assumptions used are reasonable, but future changes in the underlying assumptions could differ due to the inherent judgment in making such estimates.

        Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in Hospira's plans for one or more reporting units.

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

Loss Contingencies

        Hospira accrues for loss contingencies when a loss is considered probable and the amount can be reasonably estimated. If a reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum loss contingency amount in the range is accrued. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known.

Income Taxes

        Hospira's provision for income taxes is based on taxable (loss) income at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities. Hospira considers prescribed recognition thresholds and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and plant and equipment acquisition needs.

Recently Issued and Adoption of New Accounting Standards

        The disclosure provided in Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" hereof is incorporated herein by reference.

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, legal, quality, regulatory, technological and other factors that may affect Hospira's operations are discussed in "Item 1A. Risk Factors," to this Annual Report on Form 10-K.

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

Foreign Currency Sensitive Financial Instruments

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). Hospira's objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes.

Currency exposures primarily in Euros, Australian dollars, Canadian dollars and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, and, therefore, changes in the fair value are recognized in earnings in Other (income) expense, net, during the term of the forward contract. The fair value changes of these forward contracts are expected to offset the foreign exchange currency changes of the underlying exposure that also are recognized in earnings. As of December 31, 2011, Hospira had $387.1 million net notional value of forward contracts purchased primarily dominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within one to six months. Net forward contract income for the years ended December 31, 2011, 2010 and 2009 was $14.8 million, $15.3 million and $5.6 million, respectively. The carrying value and fair value of forward contracts was a net receivable of $4.1 million and net liability of $0.1 million as of December 31, 2011 and 2010, respectively.

        As part of its risk management program, Hospira performs a sensitivity analysis of changes in the fair value of foreign currency forward exchange contracts outstanding at December 31, 2011 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies, the net asset balance of $4.1 million would decrease by $38.7 million resulting in a net liability.

        The sensitivity analysis recalculates the fair value of the foreign currency forward exchange contracts outstanding at December 31, 2011 by replacing the actual exchange rates at December 31, 2011 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged balances.

Interest Rate Sensitive Financial Instruments

        Hospira's primary interest rate exposures relate to cash and cash equivalents, and fixed and variable rate debt. Hospira's objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes. Hospira utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates.

        In July 2011, Hospira terminated interest rate swap contracts originally entered into in December 2010 with a total notional amount of $400.0 million, which had effectively converted from fixed to variable rate debt $250.0 million of the $400.0 million principal amount notes due in June 2014 and $150.0 million of the $250.0 million principal amount notes due in May 2015. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest.

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

        As part of its risk management program, Hospira performs sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates associated with outstanding interest rates swap contracts. Historically, a 10 basis-point change in interest rates affecting Hospira's interest rate swap contracts, would have an immaterial effect on the annual earnings over the term of the related instruments.

        Hospira's investment portfolio of $646.2 million at December 31, 2011, consists of cash and cash equivalents, equity investments in affiliated companies and marketable and cost-method investments. Marketable investments consist of marketable securities classified as available-for-sale. The carrying value of the investment portfolio approximates fair market value at December 31, 2011, and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $6.0 million.

        Hospira has a revolving line of credit ("Revolver") that allows borrowings up to $1.0 billion for general corporate purposes at variable interest rates. The amount of available borrowings under the Revolver may be increased to a maximum of $1.3 billion, under certain circumstances. As of December 31, 2011, Hospira has not borrowed any amounts under the Revolver.

        Refer to the section captioned "Liquidity and Capital Resources" above, as well as Notes 5, 6, 7 and 17 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," for further information.

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

        Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting was effective based on those criteria.

        The Company's independent registered public accounting firm has issued an audit report on their assessment of the Company's internal control over financial reporting as of December 31, 2011, which is included herein.

/s/ F. MICHAEL BALL Chief Executive Officer February 14, 2012	/s/ THOMAS E. WERNER Senior Vice President, Finance, and Chief Financial Officer February 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois

        We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois

        We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 14, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 14, 2012

Hospira, Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(dollars and shares in millions, except for per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$4,057.1	$3,917.2	$3,879.3

Cost of products sold	2,659.5	2,402.8	2,422.9
Restructuring, impairment and (gain) on disposition of assets, net	44.5	19.7	94.2
Goodwill impairment	400.2	—	—
Research and development	258.8	300.5	240.5
Selling, general and administrative	637.3	675.0	618.8

Total operating costs and expenses	4,000.3	3,398.0	3,376.4

Income From Operations	56.8	519.2	502.9
Interest expense	93.1	101.1	106.3
Other (income) expense, net	(9.2)	38.8	12.5

(Loss) Income Before Income Taxes	(27.1)	379.3	384.1
Income tax expense (benefit)	27.9	34.3	(19.1)
Equity income from affiliates, net	(45.6)	(12.2)	(0.7)

Net (Loss) Income	$(9.4)	$357.2	$403.9

(Loss) Earnings Per Common Share:
Basic	$(0.06)	$2.15	$2.51

Diluted	$(0.06)	$2.11	$2.47

Weighted Average Common Shares Outstanding:
Basic	165.5	166.0	161.0

Diluted	165.5	169.5	163.2

Comprehensive (Loss) Income:
Foreign currency translation (losses) gains, net of taxes of $0.0	$(88.0)	$64.5	$249.3
Pension liability losses, net of taxes of $22.4, $2.2 and $1.4, respectively	(38.9)	(3.4)	(5.4)
Unrealized (losses) gains on marketable equity securities, net of taxes of $0.0	(14.1)	8.6	6.6
Reclassification of other-than-temporary impairment charge included in net income	—	—	16.6
Reclassification of losses on terminated cash flow hedges, net of taxes of $(0.2), $(0.3) and $(0.6), respectively, included in net (loss) income	0.4	0.4	1.0

Other comprehensive (loss) income	(140.6)	70.1	268.1
Net (Loss) Income	(9.4)	357.2	403.9

Comprehensive (Loss) Income	$(150.0)	$427.3	$672.0

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flow From Operating Activities:
Net (loss) income	$(9.4)	$357.2	$403.9
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation	164.6	164.3	168.6
Amortization of intangible assets	91.5	81.6	61.5
Loss on early debt extinguishment	—	36.8	—
Stock-based compensation expense	41.2	47.5	40.5
Undistributed equity income from affiliates	(45.6)	(12.2)	(0.7)
Distributions received from equity affiliates	40.0	—	—
Deferred income tax and other tax adjustments	(47.1)	(14.0)	(66.3)
Impairment and other asset charges	441.1	25.1	95.8
Gains on disposition of assets	(1.7)	(11.4)	—
Changes in assets and liabilities
Trade receivables	(43.6)	(94.5)	97.2
Inventories	(61.3)	(201.8)	54.4
Prepaid expenses and other assets	(80.5)	(18.5)	8.2
Trade accounts payable	(80.4)	84.6	(4.2)
Other liabilities	16.4	(76.0)	107.5
Other, net	9.2	(53.8)	(21.5)

Net Cash Provided by Operating Activities	434.4	314.9	944.9

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $33.5, $25.0 and $23.0 in 2011, 2010 and 2009, respectively)	(290.5)	(208.5)	(159.4)
Acquisitions, net of cash acquired, and payments for contingent consideration	—	(540.8)	(86.6)
Purchases of intangibles and other investments	(6.9)	(18.7)	(14.3)
Proceeds from disposition of businesses and assets	15.1	62.6	49.2

Net Cash Used in Investing Activities	(282.3)	(705.4)	(211.1)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	492.5	246.7
Repayment of long-term debt	—	(500.3)	(681.2)
Payment on early debt extinguishment	—	(36.8)	—
Other borrowings, net	(2.2)	5.1	2.6
Common stock repurchased	(200.0)	(100.0)	—
Excess tax benefit from stock-based compensation arrangements	7.5	21.3	0.8
Proceeds from stock options exercised	47.7	153.3	122.5

Net Cash (Used in) Provided by Financing Activities	(147.0)	35.1	(308.6)

Effect of exchange rate changes on cash and cash equivalents	(11.9)	13.7	37.0

Net change in cash and cash equivalents	(6.8)	(341.7)	462.2
Cash and cash equivalents at beginning of year	604.3	946.0	483.8

Cash and cash equivalents at end of year	$597.5	$604.3	$946.0

Supplemental Cash Flow Information:
Cash paid during the year
Interest	$102.2	$101.8	$108.7
Income taxes, net of refunds	$42.7	$78.8	$28.4

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in millions)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$597.5	$604.3
Trade receivables, less allowances of $15.7 in 2011 and $8.2 in 2010	639.9	605.0
Inventories	1,027.0	955.5
Deferred income taxes	174.4	165.2
Prepaid expenses	45.9	43.6
Other receivables	86.0	103.9

Total Current Assets	2,570.7	2,477.5

Property and equipment, net	1,355.0	1,279.2
Intangible assets, net	355.8	480.3
Goodwill	1,082.9	1,500.8
Deferred income taxes	232.2	178.8
Investments	48.7	64.7
Other assets	133.8	65.0

Total Assets	$5,779.1	$6,046.3

Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$36.6	$33.5
Trade accounts payable	241.3	320.7
Salaries, wages and commissions	113.0	136.0
Other accrued liabilities	456.9	441.4

Total Current Liabilities	847.8	931.6

Long-term debt	1,711.9	1,714.4
Deferred income taxes	5.7	4.4
Post-retirement obligations and other long-term liabilities	275.7	212.4
Commitments and Contingencies
Shareholders' Equity:
Common stock	1.8	1.8
Preferred stock	—	—
Treasury stock, at cost	(599.8)	(399.8)
Additional paid-in capital	1,746.4	1,641.9
Retained earnings	1,887.9	1,897.3
Accumulated other comprehensive (loss) income	(98.3)	42.3

Total Shareholders' Equity	2,938.0	3,183.5

Total Liabilities and Shareholders' Equity	$5,779.1	$6,046.3

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in millions)

	Common Stock					Accumulated Other Comprehensive (Loss) Income
			Treasury Stock, at cost	Additional Paid-in Capital	Retained Earnings
	Shares	Amount					Total
Balances at January 1, 2009	159.6	$1.7	$(299.8)	$1,234.2	$1,136.2	$(295.9)	$1,776.4
Net income	—	—	—	—	403.9	—	403.9
Other comprehensive income	—	—	—	—	—	268.1	268.1
Changes in shareholders' equity related to incentive stock programs	3.9	—	—	175.3	—	—	175.3

Balances at December 31, 2009	163.5	1.7	(299.8)	1,409.5	1,540.1	(27.8)	2,623.7

Net income	—	—	—	—	357.2	—	357.2
Other comprehensive income	—	—	—	—	—	70.1	70.1
Common stock repurchased	(1.6)	—	(100.0)	—	—	—	(100.0)
Changes in shareholders' equity related to incentive stock programs	4.8	0.1	—	232.4	—	—	232.5

Balances at December 31, 2010	166.7	1.8	(399.8)	1,641.9	1,897.3	42.3	3,183.5

Net loss	—	—	—	—	(9.4)	—	(9.4)
Other comprehensive loss	—	—	—	—	—	(140.6)	(140.6)
Common stock repurchased	(3.9)	—	(200.0)	—	—	—	(200.0)
Changes in shareholders' equity related to incentive stock programs	1.9	—	—	104.5	—	—	104.5

Balances at December 31, 2011	164.7	$1.8	$(599.8)	$1,746.4	$1,887.9	$(98.3)	$2,938.0

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Description of Business

        Hospira, Inc. ("Hospira") is a global provider of injectable drugs and infusion technologies. Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Basis of Presentation

        The consolidated financial statements, prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), include the accounts of Hospira and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

        For comparative purposes, Hospira made certain reclassifications to prior year amounts. During 2011, Hospira reclassified income that was previously reported in Other (income) expense, net to Equity income from affiliates, net line item on the consolidated statements of (loss) income. In addition, Hospira reclassified cash flows from operating activities that were previously reported in Other, net to the Undistributed equity income from affiliates line item on the consolidated statements of cash flows. Hospira reclassified various line items on the consolidated balance sheets, primarily Intangible assets, net, Goodwill and Deferred income taxes as of December 31, 2010. These reclassifications related to the measurement period adjustments for finalized purchase price allocation. See Note 2 for additional details. These reclassifications did not affect net (loss) income, cash flows from operations or shareholders' equity.

Use of Estimates

        The financial statements include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks, rebates, and returns, allowance for doubtful accounts, inventory and unapproved product exposure reserves, valuation of intangible assets, income taxes, pension and other post-retirement benefit liabilities, loss contingencies, product recalls and corrective actions and other costs.

Revenue Recognition

        Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. Contract manufacturing involves filling customers' active pharmaceutical ingredients ("API") into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer. Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

        Arrangements with Certain Multiple Deliverables—Hospira accounts for sales of drug delivery pumps ("pumps") and server-based suite of software applications ("software"), inclusive of certain software related services, under multi-element arrangements, depending on the functionality of the software associated with the pump, as one or two units of accounting.

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

        For other arrangements where the software is essential to the functionality of the pump, Hospira has also identified three primary deliverables. The first deliverable is the pump and software essential to the functionality of the pump which is delivered and recognized at the time of installation. The second deliverable is the related sale of sets which are recognized as the products are delivered and the third deliverable is software related services. Revenue recognition for the third deliverable is further described below in the Software section of this Note 1. The allocation of revenue for the first and third deliverable is based on Hospira's ESP. The allocation of revenue for the second deliverable is based on VSOE.

        Software—Hospira recognizes revenue for the server-based suite of software applications not essential to the functionality of a pump and related maintenance and implementation services in accordance with software specific accounting guidance. Software revenue for multiple-element revenue arrangements is allocated based on the relative fair value of each element, and fair value is generally determined by VSOE. If Hospira cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, Hospira defers revenue until all elements are delivered and services have been performed. Perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed. Software subscription license and software maintenance revenue is recognized ratably over the applicable contract period.

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

        Hospira's total chargeback accrual for all products was $148.2 million and $129.7 million at December 31, 2011 and 2010, respectively, and included in Trade receivables in the consolidated balance sheets. Settlement of chargebacks generally occurs between 26 and 38 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2011, would decrease net sales and (loss) income before income taxes by approximately $1.6 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2011, would decrease net sales and (loss) income before income taxes by approximately $1.1 million, compared to what sales would have been if the units sold were not subject to chargebacks.

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

        Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded accruals for changes in trends and terms of rebate programs. At December 31, 2011 and 2010, accrued rebates of $129.5 million and $137.0 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

        Returns—Provisions for returns are provided for at the time the related net sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales. Accrued returns were $32.2 million and $26.0 million as of December 31, 2011 and 2010, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Warranties, Product Recalls and Other Related Costs

        Hospira offers warranties on certain medication management products and generally determines the warranty liability by applying historical claims rate experience and the cost to replace or repair products under warranty. Product warranty accruals were not material at December 31, 2011 and 2010.

        Hospira's pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by the U.S. Food and Drug Administration ("FDA") and other domestic and foreign governmental authorities. Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira's device products. The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews, related investigations and remediation are ongoing, and certain remediation actions, such as product recalls or corrective field actions, for Hospira's device products have been, and may be required upon finalization of the product reviews.

        Hospira accrues for costs of product recalls, corrective or preventative actions, and other related costs based on management's best estimates when it is probable a liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective or preventative action and the amount of loss can be reasonably estimated. Product recall and corrective or preventative action costs, recognized in Cost of products sold, include materials, development costs to address identified issues, deployment costs such as labor, freight, and non-conforming product disposal, and customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, pharmaceutical product), location of product subject to recall, and duration of activities, among other factors. Accruals for various product recalls, corrective or preventative actions, and other related costs were $73.1 million and $38.7 million as of December 31, 2011 and 2010, respectively, and the current and long-term portions are included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

        The following summarizes product recalls and other related accrual activity for the years ended December 31:

(dollars in millions)	Product recalls and other related accruals
Balance at January 1, 2010	$19.8
Provisions	41.2
Payments	(22.3)

Balance at December 31, 2010	38.7
Provisions	41.0
Payments	(6.6)

Balance at December 31, 2011	$73.1

Concentration of Risk

        Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Hospira holds cash and cash equivalents and marketable securities with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution.

        Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government supported customers or distributors, including those in Greece, Italy, Portugal and Spain, among other European countries, where deteriorating credit and economic conditions continue to present significant challenges. While the European economic downturn has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Greece, Italy, Portugal and Spain, and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. As of December 31, 2011, Hospira's net trade receivables in Greece, Italy, Portugal and Spain totaled approximately $118.3 million of which approximately 86% were related to government supported receivables.

        In 2011, 2010 and 2009, no end use customer accounted for more than 10% of net sales. For 2011 and 2010, the largest four wholesalers accounted for approximately 45% and 38%, respectively, of net trade receivables. Net sales through the same four wholesalers noted above accounted for approximately 41%, 40% and 42% of net sales in 2011, 2010 and 2009, respectively. Net sales related to group purchasing organizations contracts amounted to $1.9 billion in 2011, $1.7 billion in 2010 and $1.7 billion in 2009.

Loss Contingencies

        Hospira accrues for loss contingencies when a loss is considered probable and the amount can be reasonably estimated. If a reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum loss contingency amount in the range is accrued. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known.

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

        In general, the consolidated statements of (loss) income presentation for these collaborations is as follows:

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

(1)
Milestone payments are capitalized as intangible assets and amortized to Cost of products sold over the estimated useful life.

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

Income Taxes

        Hospira's provision for income taxes is based on taxable (loss) income at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities. Hospira considers prescribed recognition thresholds and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for on undistributed earnings for certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and plant and equipment acquisition needs.

Cash and Cash Equivalents

        Hospira considers cash in banks and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory cost includes material and conversion costs. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognizes a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Inventory reserves were $127.0 million and $100.0 million at December 31, 2011 and 2010, respectively.

Unapproved Products

        Hospira capitalizes costs associated with certain products prior to regulatory approval and launch. Hospira capitalizes product costs, material and conversion costs, in preparation for product launches prior to regulatory approval when the products are considered to have a high probability of regulatory approval, but no earlier than a formal drug approval submission with the applicable regulatory authority. Hospira monitors the status of unapproved products on a regular basis and, in making the determination to capitalize the costs, considers the normal regulatory approval process, specific regulatory risks or other contingencies, such as legal risks or hurdles, or if there are any specific issues identified during the process relating to the safety, efficacy, manufacturing, marketing or labeling of the product. To meet the initial product launch requirements, Hospira capitalizes product costs based on anticipated future sales and product expiry dates, which support the net realizable value. If there is a delay in commercialization or regulatory approval is no longer considered highly probable, the capitalized product costs are evaluated and Hospira recognizes a charge to Cost of products sold for the amount required to reduce the carrying value to estimated net realizable value. Unapproved products were $12.4 million and $6.3 million as of December 31, 2011 and 2010, respectively, and are included in Prepaid expenses in the consolidated balance sheets. Unapproved product reserves were not significant as of December 31, 2011 and 2010, respectively.

Property and Equipment, Net

        Property and equipment are stated at cost and depreciation is provided on a straight-line basis over the estimated useful lives or lease term of the assets. Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases. See Note 10 for more details.

Capitalized Interest

        Hospira capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. Hospira capitalized interest of $12.4 million, $8.4 million and $5.8 million in 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets, Net

        Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Goodwill is not amortized. Acquired-in-process research and development ("IPR&D") is accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of 1 to 16 years.

Capitalized Software Costs

        Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2011 and 2010, capitalized software costs, net of depreciation, totaled $84.8 million and $85.2 million, respectively. Such capitalized amounts will be depreciated ratably over the expected useful lives of the projects when they become operational, not to exceed 10 years. Depreciation was $11.1 million, $14.5 million and $19.4 million for the years ended 2011, 2010 and 2009, respectively, and is included in Depreciation in the consolidated statements of cash flows.

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

        Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are either classified as available-for-sale and reported at fair value if the investments have readily determinable fair values or accounted for using the cost method if ownership is not more than 20% and it is not practicable to estimate the fair value of the investment. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in accumulated other comprehensive (loss) income until the investment is sold or considered other-than-temporarily impaired, at which time the realized gain or loss is charged to Other (income) expense, net.

Impairment of Long-Lived Assets and Other Assets

        Property and Equipment and Intangible Assets, Net—The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. Indefinite-lived intangible asset are tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

        Goodwill—Goodwill is tested for impairment at least annually during the third quarter of each year, or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the U.S., Canada, Latin America ("Americas"), Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). The goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

        The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including research and development, selling, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require selection of appropriate peer group companies. In addition, Hospira analyzes differences between the sum of the fair value of the reporting units and Hospira's total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others trade names, customer relationships, inventory, intangible assets (both recognized and unrecognized), and property, plant and equipment.

        The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit or the implied fair value of goodwill, or both. Generally, changes in DCF estimates would have a similar effect on the estimated fair value of the reporting unit. That is, a one percent decrease in estimated DCF's would decrease the estimated fair value of the reporting unit by approximately one percent. Hospira believes that its estimates of DCF's and allocations of fair value to assets and liabilities and the above underlying assumptions used are reasonable, but future changes in the underlying assumptions could differ due to the inherent judgment in making such estimates.

        Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in Hospira's plans for one or more reporting units.

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

Supplier Advances

        Hospira makes supplier advances to timely procure products or product components. Supplier advances are in some cases long-term, refundable under certain conditions, interest free and unsecured. The current and long-term portions of supplier advances are included in Prepaid expenses and Other assets, in the consolidated balance sheets, respectively.

        In 2011, Hospira advanced $50 million to a supplier for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates.

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

        The expected return on assets for the pension plans represent the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected return on assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts and economic and capital market conditions.

Stock-Based Compensation

        Share-based compensation transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility and expected life of the awards, and forfeiture rates. These assumptions involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated could have been materially impacted. Furthermore, if Hospira uses different assumptions for future stock-based compensation transactions, stock-based compensation expense could be materially impacted in future periods.

Translation Adjustments

        For foreign operations in highly inflationary economies, if any, translation gains and losses are included in Other expense (income), net. For remaining foreign operations, translation adjustments are included as a component of Accumulated other comprehensive (loss) income.

Recently Issued Accounting Standards

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, "Disclosures About Offsetting Assets and Liabilities"

("ASU 2011-11"). The amendments in ASU 2011-11 require disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments affect financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Hospira is currently evaluating the impact of ASU 2011-11 on the consolidated financial statements and related disclosures.

        In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), "Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"). ASU 2011-04 amends the wording used to describe many of the requirements for measuring fair value to achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for calendar years beginning after December 15, 2011. Early adoption is prohibited. Hospira is currently evaluating the potential impact of ASU 2011-04 on the consolidated financial statements and related disclosures but does not anticipate a material impact to Hospira on the consolidated financial statements.

Adoption of New Accounting Standards

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other" ("ASU 2011-08"). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011 and early adoption is permitted. Hospira adopted ASU 2011-08 in the fourth quarter of 2011. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), "Presentation of Comprehensive Income in U.S. GAAP" ("ASU 2011-05"). ASU 2011-05 requires that comprehensive income and the related components of net income and of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011, the FASB issued ASU 2011-12 Comprehensive Income (Topic 220), "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05" ("ASU 2011-12") to defer the requirement to present reclassification adjustments from other comprehensive income on the face of the financial statements and allow entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the requirements in effect before ASU 2011-05. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon the adoption of this guidance.

        In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), "Disclosure of Supplementary Pro Forma Information for Business Combinations" ("ASU 2010-29"). ASU 2010-29 requires revenues and earnings of the combined entity be disclosed as if the business combination occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 also requires additional disclosures about adjustments included in the reported pro forma revenues and earnings. Hospira has not completed any business combinations since the January 1, 2011 adoption date. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

        In December 2010, the FASB issued ASU 2010-27, Other Expenses (Topic 720), "Fees Paid to the Federal Government by Pharmaceutical Manufacturers" ("ASU 2010-27"). ASU 2010-27 specifies the accounting for annual fees imposed on the pharmaceutical manufacturing industry by the Patient Protection and Affordable Care Acts as amended by the Health Care and Education Reconciliation Act (collectively, the "Acts"). ASU 2010-27 specifies that a liability for the fee should be estimated and recorded in full upon the first qualifying sale with deferred costs amortized to expense on a straight-line basis, unless another method of allocation is more appropriate. Hospira adopted the provisions of ASU 2010-27 on January 1, 2011. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Note 2—Business Acquisitions

Javelin Pharma

        In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. ("Javelin Pharma") for a purchase price of $161.9 million. Hospira expects to take advantage of operating synergies between Hospira's PrecedexTM and Javelin Pharma's main product candidate, DylojectTM, a post-operative pain management drug currently awaiting FDA approval. The impact, except for the acquisition costs of $7.9 million in 2010 reported in Selling, general and administrative ("SG&A"), of this acquisition was not significant to Hospira's results of operations through December 31, 2011.

        In October 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely to address all items raised as part of the regulatory process. Timing of resolution and expected launch of the product is uncertain.

        During 2011, Hospira finalized the allocation of the purchase price based on the assets acquired and liabilities assumed at their respective fair values on the acquisition date. Upon finalization, Hospira adjusted the preliminary values assigned based on additional information which existed at the acquisition date. The opening balance sheet has been adjusted to reflect these changes, inclusive of previous adjustments since the acquisition date. The aggregate adjustments included an increase to goodwill of $72.8 million, an increase to deferred income taxes, net of $43.7 million, a decrease to IPR&D of $114.2 million and a decrease to intangible assets of $2.3 million.

        The final allocation of the purchase price is as follows:

(dollars in millions)
Intangible assets	$4.5
IPR&D	7.3
Goodwill	97.8
Deferred income taxes, net	57.1
Other liabilities, net	(4.8)

Total allocation of purchase price	$161.9

        The $4.5 million of acquired intangible assets includes developed product rights that will be amortized over their estimated useful lives (10 years). The $7.3 million of IPR&D was accounted for as an indefinite-lived intangible assets, however, was subsequently impaired due primarily to changes in the expected project life-cycle management spending. The majority of goodwill, $97.8 million, was assigned to the U.S., Canada, and Latin America reporting units. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill is not deductible for tax purposes.

Orchid Pharma

        On March 30, 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid Pharma") for $381.0 million which was purchased by and operates under the name Hospira Healthcare India Private Limited ("Hospira India"), a wholly owned subsidiary of Hospira. The acquisition included a beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Acquisition related charges of $12.3 million were recognized during 2010, the majority of which are in SG&A. The impact of this acquisition was not material to Hospira's results of operations in 2010, exclusive of the acquisition related charges.

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

        The $88.1 million of acquired intangible assets includes $83.4 million of developed product rights and $4.7 million of customer relationships that will be amortized over their estimated useful lives (5 to 9 years, weighted average 8 years). The amount allocated to IPR&D is being accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Of the $171.1 million of goodwill, $121.5 million was assigned to the Americas reporting unit, $18.4 million was assigned to the EMEA reporting unit, and $31.2 million was assigned to the APAC reporting unit. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill was not expected to be deductible for tax purposes.

TheraDoc

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

Note 3—Restructuring Actions and Related Asset Impairments

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

Project Fuel

        In March 2009, Hospira announced details of a restructuring and optimization plan, ("Project Fuel"), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate restructuring costs and inventory charges related to these actions of $72.0 million.

        The following summarizes the Project Fuel restructuring costs reported in Restructuring, impairment and (gain) on disposition of assets, net and inventory charges reported in Cost of products sold for the years ended December 31:

	Restructuring costs
(dollars in millions)	Aggregate to date	2011	2010	2009
Americas	$29.1	$1.7	$4.7	$22.7
EMEA	7.8	1.1	4.9	1.8
APAC	5.1	0.6	1.7	2.8

Total	$42.0	$3.4	$11.3	$27.3

	Inventory charges
(dollars in millions)	Aggregate to date	2011	2010	2009
Americas	$19.3	$5.0	$(4.4)	$18.7
EMEA	6.4	0.4	1.4	4.6
APAC	4.3	(0.3)	4.6	—

Total	$30.0	$5.1	$1.6	$23.3

        As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. As a result of these decisions and measurement of the fair value of these businesses, charges of $52.8 million were recognized in Restructuring, impairment and (gain) on disposition of assets, net in 2009. Hospira received cash of $46.6 million upon completion of the disposals of the critical care business and contract manufacturing facility in Salisbury, Australia. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million of which $62.6 million and $6.7 million were received in 2010 and 2011, respectively. Hospira recognized a gain of $11.4 million included in Restructuring, impairment and (gain) on disposition of assets, net in 2010.

        The following summarizes the Project Fuel asset charges related to the disposal of certain non-strategic business and the underlying assets for the year ended December 31, 2009:

(dollars in millions)	By Segment:	(dollars in millions)	By Asset:
Americas	$42.9	Property and equipment, net	$22.7
EMEA	7.6	Goodwill	7.6
APAC	2.3	Intangible assets, net	22.5

Total	$52.8	Total	$52.8

        The following summarizes the Project Fuel restructuring and asset impairment activity for the years ended December 31:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Impairment Charges	Other	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Costs incurred	21.1	2.3	52.8	3.9	80.1
Payments	(12.0)	—	—	—	(12.0)
Non cash items	—	(2.3)	(52.8)	—	(55.1)

Balance at December 31, 2009	9.1	—	—	3.9	13.0
Costs incurred	8.2	0.9	—	2.2	11.3
Payments	(15.5)	—	—	(2.5)	(18.0)
Non cash items	—	(0.9)	—	(0.2)	(1.1)

Balance at December 31, 2010	1.8	—	—	3.4	5.2
Costs incurred	3.0	—	—	0.4	3.4
Payments	(4.4)	—	—	(3.4)	(7.8)
Non cash items	(0.4)	—	—	(0.4)	(0.8)

Balance at December 31, 2011	$—	$—	$—	$—	$—

Facilities Optimization

        In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment. During 2010 and 2009, Hospira incurred in the Americas segment restructuring costs of $7.1 million and $11.6 million, respectively.

        In February 2006, Hospira announced plans to close plants in Ashland, Ohio, Montreal, Canada and North Chicago, Illinois, and completed these plans in 2007, 2008, and in 2009, respectively. Hospira incurred $51.5 million, pre-tax, in aggregate for restructuring costs associated with these actions. During 2009, Hospira incurred in the Americas segment Restructuring costs of $2.5 million.

        The following summarizes the Facilities Optimization restructuring activity for the years ended December 31:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Other	Total
Balance at January 1, 2009	$17.4	$—	$1.0	$18.4
Costs incurred	11.8	2.3	—	14.1
Payments	(15.3)	—	(0.1)	(15.4)
Non cash items	—	(2.3)	(0.4)	(2.7)

Balance at December 31, 2009	13.9	—	0.5	14.4
Costs incurred	—	7.1	—	7.1
Payments	(6.2)	—	—	(6.2)
Non cash items	(1.7)	(7.1)	(0.5)	(9.3)

Balance at December 31, 2010	6.0	—	—	6.0
Costs incurred	0.3	—	—	0.3
Payments	(5.3)	—	—	(5.3)
Non cash items	(0.7)	—	—	(0.7)

Balance at December 31, 2011	$0.3	$—	$—	$0.3

Other Restructuring

        In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations. In 2011, Hospira incurred costs of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for these actions.

Note 4—Collaborative Arrangements

        Hospira has numerous collaborative arrangements, none of which are in the aggregate or individually significant or exceed 5.0% of annual Research and development costs, except for the following.

        During 2010, Hospira and Kiadis Pharma B.V. ("Kiadis") entered into a collaborative agreement to develop, license, and commercialize Kiadis' ATIR™ drug candidate. ATIR™ is a personalized hematology product designed for blood cancer patients in need of allogeneic bone marrow transplantation who cannot locate a matched donor. Hospira was granted exclusive marketing rights to ATIR™ for Europe, the Middle East, Africa, Australia, Japan and parts of Asia. Hospira would be responsible for regulatory approval and sales and marketing of the product. In 2010, Hospira recorded a charge of $21.3 million in Research and development related to an initial payment and development milestone. Other potential maximum milestone payments included approximately $5.0 million for a pre-regulatory approval milestone, approximately $25.0 million upon reaching regulatory approval milestones and up to approximately $95.0 million in milestones tied to achievement of certain levels of commercial sales. Research and development costs recognized during 2011 were $3.0 million. No milestone payments were made during 2011. On January 31, 2012, Hospira and Kiadis entered into an agreement that terminates Hospira's obligations with respect to ATIR™ going forward. The termination agreement contains provisions which allow Hospira to collect royalty payments should ATIR™ be commercialized in the future.

        During 2010, Hospira and DURECT Corporation entered into a collaborative agreement to develop, license, and market DURECT's POSIDUR™ (SABER™-bupivacaine) a long-acting version of the anesthetic bupivacaine currently in Phase III clinical trials. Hospira will co-develop the drug and has exclusive marketing rights in the U.S. and Canada following regulatory approval. For the U.S. and Canada, the two companies will equally fund the remaining development costs, while Hospira will have sole funding responsibility for commercialization of the product. In 2010, Hospira recorded a charge of $27.5 million in Research and development related to an initial payment and development milestone. Hospira may be required to pay approximately $5 million for a pre-regulatory approval milestone, approximately $30 million upon reaching regulatory approval and up to approximately $150 million in milestones tied to achievement of certain levels of commercial sales. Hospira will also make royalty payments based upon commercial sales. During 2011 and 2010, Hospira recognized charges of $8.3 million and $3.4 million in Research and development, respectively. In January 2012, DURECT announced the top-line results from a Phase III clinical study, which did not reach statistical significance. Hospira is working with DURECT to assess the data and will discuss the results with the FDA in mid-2012.

        During 2009, Hospira and ChemGenex Pharmaceuticals Limited ("ChemGenex") entered into a collaborative agreement to develop, license, and commercialize ChemGenex's oncology product candidate in EMEA. Hospira will be responsible for sales and marketing. ChemGenex is responsible for development, regulatory approval and manufacturing. In 2009, Hospira recorded a charge of $16.0 million in Research and development related to an initial payment and development milestone charge. Hospira may be required to pay up to approximately $12.0 million upon reaching regulatory approval and up to approximately $87.0 million tied to achievement of certain commercial sales levels. Hospira will also make royalty payments based upon commercial sales. Costs recognized by Hospira during 2011 and 2010 were not material.

        Hospira and Bioceuticals Arzneimittel AG ("Bioceuticals") have a licensing and marketing agreement for RetacritTM, a biosimilar version of erythropoietin, to be sold in certain countries in EMEA, the U.S. and Canada. Hospira is responsible for global sales and marketing in EMEA, while Bioceuticals is responsible for development, regulatory approval, and manufacturing. For the U.S. and Canada, Hospira is responsible for development, regulatory approval, manufacturing, sales and marketing. In 2006, Hospira recorded a charge of $20.6 million related to an initial payment primarily for EMEA segment-related development milestones. In 2007, Hospira recognized a product right intangible of $16.8 million upon reaching an EMEA segment regulatory approval milestone. Upon U.S. regulatory pathway approval, among other factors, Hospira could be required to pay milestones of up to approximately $22 million. In addition, Hospira will make royalty payments based upon commercial sales. During the years ended 2011, 2010 and 2009, Hospira recognized $3.7 million, $4.5 million and $1.7 million, respectively, in Cost of products sold.

Note 5—Investments

        Investments as of December 31, consist of the following:

(dollars in millions)	2011	2010
Investments, at cost	$11.4	$12.9
Investments, at fair value(1)	7.8	21.9
Investments, equity-method(2)	29.5	29.9

	$48.7	$64.7

(1)
As of December 31, 2011 and 2010, Investments, at fair value (available-for-sale marketable equity securities) includes $0.9 and $15.0 million of unrealized gains, which are included in Accumulated other comprehensive (loss) income.

(2)
The majority of Hospira's equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") with Cadila

  Healthcare Limited, a pharmaceutical company located in Ahmedabad, Gujarat State, India. ZHOPL began commercial manufacturing of injectable cytotoxic drugs in the first half of 2009 and manufactures docetaxel which Hospira launched in the U.S. and Australia in 2011. During the year ended December 31, 2011, distributions received from ZHOPL were $40.0 million.

          Combined financial information of unconsolidated equity method investments is as follows:

	December 31,
(dollars in millions)	2011	2010
Current assets	$48.7	$47.6
Noncurrent assets	16.6	20.3
Current liabilities	14.7	29.7
Noncurrent liabilities	—	0.1

	Years Ended December 31,
(dollars in millions)	2011	2010	2009
Revenue(1)	$160.7	$56.7	$35.5
Operating expenses	43.3	38.8	28.7
Operating income	117.4	17.9	6.8
Net Income	99.1	17.3	7.1

(1)
Revenue includes profit share paid by Hospira to ZHOPL primarily related to docetaxel, which was launched in 2011 in the U.S. and Australia.

        In 2011 and 2010, Hospira recognized non-cash, impairment charges of $1.5 million and $8.8 million, respectively, in Other (income) expense, net to impair cost-method investments, primarily due to a decline in market value based on internal management's assessment of future cash flows or earnings from the investments, a non-recurring Level 3 fair value measurement.

        In 2009, Hospira assessed the decline in the market value of marketable equity securities to be other-than-temporary, primarily due to the duration and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized a non-cash, impairment charge of $16.6 million in Other (income) expense, net. The changes in market value are reported, net-of-tax, in accumulated other comprehensive (loss) income until the investment is sold or considered other-than-temporarily impaired in periods subsequent to the 2009 impairment.

Note 6—Fair Value Measures

        The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets as of December 31:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$5.4	$—	$5.4	$—
Available-for-sale marketable equity securities	7.8	7.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.3	—	1.3	—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.4	$—	$2.4	$—
Available-for-sale marketable equity securities	21.9	21.9	—	—
Interest rate swap contracts	1.5	—	1.5	—
Financial Liabilities:
Foreign currency forward exchange contracts	2.5	—	2.5	—

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

        The carrying values of certain financial instruments, including primarily accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes as of December 31, are as follows:

	2011		2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,767.3	$1,700.0	$1,824.0

Note 7—Financial Instruments and Derivatives

Foreign Exchange Hedges

        Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, and, therefore, changes in the fair value are recognized in earnings in Other (income) expense, net, during the term of the forward contract. The fair value changes of these forward contracts offset the foreign exchange currency changes of the underlying exposure that are also recognized in earnings. As of December 31, 2011, Hospira has $387.1 million net notional value of forward contracts purchased primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within one to six months.

Interest Rate Hedges

        Hospira's operations are exposed to the impact of interest rate risk. Hospira's objective is to manage interest rate changes on cash flows and reduce volatility on earnings. Hospira utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates.

Hospira may use interest rate swap contracts on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. For further details, see Note 17.

        For these fair value hedges, changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate debt due to changes in market interest rates. Interest rate swap contract gains and losses are included in Interest expense. There was no ineffectiveness during the calendar year ended December 31, 2011 and 2010.

        The following table summarizes Hospira's fair value of outstanding derivatives as of December 31:

(dollars in millions)	Consolidated Balance Sheets Presentation	2011	2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$5.4	$2.4
	Other accrued liabilities	1.3	2.5
Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	—	0.2
	Other assets	—	1.3

        The impact on earnings for the years ended December 31, from derivative activity was as follows:

(dollars in millions)	Presentation of Gain Recognized on Derivatives	2011	2010	2009
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other (income) expense, net	$14.8	$15.3	$5.6
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	3.4	4.1	3.4

Note 8—Inventories

        Inventories as of December 31, consist of the following:

(dollars in millions)	2011	2010
Finished products	$478.2	$495.1
Work in process	259.4	194.3
Materials	289.4	266.1

Total	$1,027.0	$955.5

Note 9—Other receivables

        Other receivables as of December 31, consist of the following:

(dollars in millions)	2011	2010
Income tax	$29.1	$50.1
All other	56.9	53.8

Total	$86.0	$103.9

Note 10—Property and equipment, net

        Property and equipment, net as of December 31, consists of the following:

Classification (dollars in millions)	2011	2010	Estimated Useful Life
Land	$52.8	$56.9	N/A
Buildings	538.2	532.4	10 to 50 years (weighted average 29 years)
Equipment	1,767.4	1,690.4	3 to 20 years (weighted average 8 years)
Construction in progress	257.1	172.5	N/A
Instruments placed with customers	226.5	238.0	3 to 7 years (weighted average 5 years)

Property and equipment at cost	2,842.0	2,690.2
Less: accumulated depreciation	(1,487.0)	(1,411.0)

Property and equipment, net	$1,355.0	$1,279.2

Note 11—Goodwill and Intangible assets, net

        The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balances at January 1, 2010	$1,243.4	$406.5
Acquisitions	268.9	139.9
Amortization	—	(81.6)
Impairments	—	(12.7)
Currency translation effect and other	(11.5)	28.2

Balances at December 31, 2010	1,500.8	480.3
Acquisitions	—	4.6
Amortization	—	(91.5)
Impairments	(400.2)	(25.9)
Currency translation effect and other	(17.7)	(11.7)

Balances at December 31, 2011	$1,082.9	$355.8

        Accumulated impairment losses on goodwill were $229.1 million for the EMEA reporting unit and $171.1 million for the APAC reporting unit in 2011, respectively and $0.0 million in 2010.

        2011 Activity—During the third quarter 2011, Hospira performed its annual goodwill impairment test. Hospira determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira's common stock price beginning late in the third quarter of 2011, which required an increase in the discount rate to present value the estimated cash flows in order to reconcile Hospira's market capitalization to the aggregate estimated fair value of all of Hospira's reporting units. In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions, and (ii) higher spending expected for strategic product portfolio expansion, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than its carrying value.

        During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units' estimated fair value was below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and APAC reporting units, respectively, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement representing Hospira's best preliminary estimates, was less than their respective carrying value.

        As of this filing, Hospira has not completed the fourth quarter interim test, due to the complexities involved in determining the implied fair value of the goodwill of the EMEA and APAC reporting units. However, based on the work performed to date, Hospira has concluded that an impairment loss is probable and can be reasonably estimated. The impairment charges are based on the preliminary analysis and may be subject to further adjustments in the next reporting period. One measure of sensitivity of the amount of goodwill impairment charges to key assumptions is the amount of which each reporting unit's fair value exceeds their respective carrying value. Subsequent to the impairment charges incurred through December 31, 2011, the amount of fair value in excess of carrying value is as follows: for the U.S., Canada and Latin America reporting units, the estimated fair value substantially, by greater than at least one-hundred percent, exceeds their respective carrying value; for the EMEA reporting unit, the accumulated impairment loss equals the previous goodwill carrying value; for the APAC reporting unit, the estimated fair value exceeds its carrying value by approximately twenty-three percent.

        Intangible asset impairments of $25.9 million, primarily in the Americas reporting segment, included a charge of $8.7 million for an oncology product right intangible asset due to competitive pricing pressure, $13.1 million related to IPR&D due to changes in various product launch dates, and life-cycle management spending plans and related impacts to commercialization and other intangible impairments of $4.1 million. The charges were based on internal discounted cash flow analysis, a non-recurring level 3 fair value measurement, and are included in Restructuring, impairment and (gain) on disposition of assets, net.

        2010 Activity—The 2010 additions to goodwill and intangible assets are primarily related to the acquisitions of Javelin Pharma and Orchid Pharma. See Note 2 for more details. Hospira also acquired other intangible assets, primarily product rights for a cardiovascular product marketed in Japan. In 2010, Hospira recorded an impairment charge of $12.7 million related to an anti-infective product right, primarily in the EMEA reporting segment, due to increased competition. The charge was based on internal discounted cash flow analysis, a non-recurring level 3 fair value measurement, and is included in Restructuring, impairment and (gain) on disposition of assets, net.

        Additionally, intangible assets, net as of December 31, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(dollars in millions)	2011	2010	2011	2010	2011	2010
Product rights and other	$622.5	$655.3	$(310.8)	$(240.4)	$311.7	$414.9
Customer relationships	31.2	31.8	(14.6)	(11.0)	16.6	20.8
IPR&D	7.7	22.1	—	—	7.7	22.1
Technology	33.6	34.0	(13.8)	(11.5)	19.8	22.5

	$695.0	$743.2	$(339.2)	$(262.9)	$355.8	$480.3

        Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. Intangible asset amortization expense was $91.5 million, $81.6 million and $61.5 million in 2011, 2010 and 2009, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $81.1 million for 2012, $75.3 million for 2013, $64.5 million for 2014, $47.5 million for 2015, and $29.0 million for 2016.

Note 12—Other Assets

        Other assets as of December 31, consist of the following:

(dollars in millions)	2011	2010
Supplier advances	$60.3	$—
Net investment in sales-type leases	15.7	12.8
All other	57.8	52.2

Total	$133.8	$65.0

Note 13—Sales-Type Leases

        The net investment in sales-type leases of certain medication management products as of December 31, consists of the following:

(dollars in millions)	2011	2010
Minimum lease payments receivable	$26.5	$23.4
Unearned interest income	(3.0)	(3.0)

Net investment in sales-type leases	23.5	20.4
Current portion(1)	(7.8)	(7.6)

Net investment in sales-type leases, less current portion(1)	$15.7	$12.8

(1)
The current and long-term portions are recorded in Trade receivables and Other assets, respectively, in the consolidated balance sheets.

        Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2011 are as follows:

(dollars in millions)	Sales-Type Leases
2012	$9.2
2013	7.0
2014	4.7
2015	3.4
2016 and thereafter	2.2

$26.5

        Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of December 31, 2011 and 2010, allowance for credit losses and amount past due 90 days for sales-type leases were not material.

Note 14—Other Accrued Liabilities

        Other accrued liabilities as of December 31, consist of the following:

(dollars in millions)	2011	2010
Accrued rebates	$129.5	$137.0
Income taxes payable	10.6	5.9
Product recall and other related accruals	58.6	38.7
Accrued returns	27.4	20.6
All other	230.8	239.2

Total	$456.9	$441.4

Note 15—Post-Retirement Obligations and Other Long-term Liabilities

        Post-retirement obligations and other long-term liabilities as of December 31, consist of the following:

(dollars in millions)	2011	2010
Accrued post-retirement medical and dental costs	$53.7	$49.7
Pension liabilities	93.2	34.4
Unrecognized tax benefits, including penalties and interest	67.5	83.4
Product recall and other related accruals	14.5	—
Accrued returns	4.8	5.4
All other	42.0	39.5

Total	$275.7	$212.4

Note 16—Pension and Post-Retirement Benefits

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

Net Pension and Medical and Dental Benefit Cost

        Net benefit cost recognized for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, is as follows:

	Pension Plans			Medical and Dental Plans
(dollars in millions)	2011	2010	2009	2011	2010	2009
Service cost for benefits earned during the year	$1.2	$1.0	$1.2	$0.1	$0.1	$0.1
Interest cost on projected benefit obligations	25.7	26.2	26.3	2.7	3.2	3.3
Expected return on plans' assets	(34.5)	(29.7)	(27.7)	—	—	—
Net amortization	11.1	7.0	3.6	0.4	0.7	0.5

Net cost	$3.5	$4.5	$3.4	$3.2	$4.0	$3.9

Changes in Benefit Obligations and Plan Assets

        Information about the changes in benefit obligations and plan assets for the years ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2011	2010	2011	2010
Projected benefit obligations at beginning of year	$494.0	$456.7	$53.5	$58.0
Service cost	1.2	1.0	0.1	0.1
Interest cost	25.7	26.2	2.6	3.2
(Gains) losses, primarily changes in discount rates and medical trend rates, plan design changes, and differences between actual and estimated health care costs	86.3	33.0	4.3	(4.1)
Benefits paid	(26.2)	(23.1)	(3.1)	(3.3)
Other(1)	(0.2)	0.2	(0.1)	(0.4)

Projected benefit obligations at end of year	$580.8	$494.0	$57.3	$53.5

Plans' assets at fair value at beginning of year	$458.3	$340.1	$—	$—
Actual return on plans' assets	52.2	47.2	—	—
Company contributions	2.1	94.1	3.1	3.3
Benefits paid	(26.2)	(23.1)	(3.1)	(3.3)

Plans' assets at fair value at end of year	$486.4	$458.3	$—	$—

Funded status	$(94.4)	$(35.7)	$(57.3)	$(53.5)

Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$0.1	$—	$—
Accrued benefit cost	(94.4)	(35.8)	(57.3)	(53.5)

Net accrued benefit cost	$(94.4)	$(35.7)	$(57.3)	$(53.5)

Recognized in accumulated other comprehensive (loss) income:
Net actuarial loss	$223.2	$165.7	$13.9	$10.0
Net prior service cost	—	—	(0.3)	(0.3)
Transitional asset	(0.2)	(0.2)	—	—

Total recognized	$223.0	$165.5	$13.6	$9.7

(1)
Includes addition of other plans from acquisitions and foreign currency translation.

        The estimated actuarial loss that will be amortized from Accumulated other comprehensive (loss) income into net periodic pension cost and medical and dental benefit cost during 2012 is $18.7 million and $0.6 million, respectively.

        Other changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, are as follows:

	2011		2010
(dollars in millions)	Pension Plans	Medical and Dental Plans	Pension Plans	Medical and Dental Plans
Net loss (gain) arising during the year	$68.7	$4.3	$15.5	$(4.1)
Prior service credit during the year	—	—	0.1	—
Net amortization	(11.1)	(0.4)	(7.0)	(0.7)
Exchange rate movement recognized during the year	(0.1)	—	—	(0.1)

Net cost (benefit)	$57.5	$3.9	$8.6	$(4.9)

Actuarial Assumptions

        Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, using a measurement date of December 31, 2011, 2010 and 2009, are as follows:

	2011		2010		2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	4.2%	6.0%	5.3%	6.3%	5.8%	6.2%
Expected aggregate average long-term change in compensation	0.0%	2.6%	0.0%	2.7%	0.0%	4.3%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	5.3%	6.3%	5.8%	6.8%	6.2%	7.2%
Expected aggregate average long-term change in compensation	0.0%	2.8%	0.0%	3.4%	0.0%	4.0%
Expected long-term rate of return on plan assets	7.5%	6.8%	8.0%	6.2%	8.3%	5.4%

        The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

        The assumed healthcare cost trend rates for the years ended December 31, for Hospira's major medical and dental plans are as follows:

	2011	2010	2009
Healthcare cost trend rate assumed for the next year (initial):
Pre-65 years of age	7.5%	7.5%	7.5%
Post-65 years of age	7.5%	8.5%	8.5%
Rate that the cost trend rate gradually declines to (ultimate):
Pre-65 years of age	5.0%	5.0%	5.0%
Post-65 years of age	5.0%	5.0%	5.0%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2017	2016	2015
Post-65 years of age	2017	2018	2017

        Sensitivity analysis for the U.S. plan which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2011 Net Benefit Cost (Income)/Expense		As of December 31, 2011 Benefit Obligation Increase/(Decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.3)	$4.4	$(68.6)	$84.8
Expected long-term return on assets	(4.6)	4.6	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(5.1)	6.1
Expected health care cost trend rate (initial and ultimate)	0.6	(0.5)	5.7	(4.9)

Pension Plan Assets

        The weighted average asset allocation for Hospira's U.S. pension plan as of December 31, and target allocation by asset category are as follows:

		Percentage of Plan Assets
	Target Allocation
Asset Category		2011	2010
Debt securities	68%	69%	60%
Equity securities	32%	31%	40%
Other and Cash and cash equivalents	0%	0%	0%

Total	100%	100%	100%

        The investment mix between corporate debt securities, equity securities, and other securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile corporate debt securities. In addition, the mix is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plan holds no direct investments in securities of Hospira. Due to fluctuations in market conditions, allocation percentages may temporarily deviate from target allocation percentages, particularly before a rebalancing occurs. At December 31, 2011, the plan held a significant concentration of plan assets in equity securities which are subject to fluctuation in market conditions. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and no less than quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

Fair Value Measurements of Plan Assets

        The following table presents the basis used to measure Hospira's pension plans' assets at fair value as of December 31:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$334.2	$334.2	$—	$—
Equity securities	150.3	150.3	—	—
Other and Cash and cash equivalents	1.9	—	1.9	—

	$486.4	$484.5	$1.9	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2010	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$272.0	$272.0	$—	$—
Equity securities	185.7	183.6	2.1	—
Other and Cash and cash equivalents	0.6	0.4	0.2	—

	$458.3	$456.0	$2.3	$—

        The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of the Level 2 assets is primarily based on market-observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Specific to Level 2 equity securities, the fair value is based on the net asset value unit price, redeemable at the measurement date, as quoted on a private market that is not active and provided by the administrator of the trust. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets at fair value.

Cash Funding and Benefit Payments

        Hospira has no estimated minimum required contribution for 2012 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. During 2010 and 2009, Hospira made discretionary funding contributions of $92.0 million and $30.0 million, respectively, to the U.S. pension plan. No contribution was made in 2011 to the U.S. pension plan.

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

        Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts which hold the pension plan assets, are as follows:

(dollars in millions)	Pension Plans	Medical and Dental Plans
2012	$26.8	$3.6
2013	27.8	3.6
2014	28.6	3.5
2015	29.5	3.5
2016	30.2	3.4
Years 2017 through 2021	161.0	16.4

Defined Contribution Plans

        Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2011, 2010 and 2009, Hospira's expenses were $33.4 million, $33.3 million and $35.5 million, respectively.

Non-qualified Deferred Compensation Plan

        Hospira's non-qualified deferred compensation plan went into effect on January 1, 2008. Certain executive officers and other employees are eligible to participate in the plan. The plan allows participants to defer amounts in excess of the limits imposed on 401(k) plans by the Internal Revenue Code. This plan is not funded. Hospira's expenses were not significant in the years ended December 31, 2011, 2010 and 2009.

Note 17—Short-term Borrowings and Long-term Debt

        Hospira's debt as of December 31, consists of the following:

(dollars in millions)	2011	2010
Long-term debt:
5.90% Notes due June 2014	$400.0	$400.0
6.40% Notes due May 2015	250.0	250.0
6.05% Notes due March 2017	550.0	550.0
5.60% Notes due September 2040	500.0	500.0
Other, due 2015	3.0	4.5
Deferred gains on terminated interest rate swap instruments	12.3	12.2
Fair value of interest rate swap instruments	—	1.5
Unamortized debt discount	(3.4)	(3.8)

Total long-term debt	1,711.9	1,714.4
Short-term borrowings:
Deferred gains on terminated interest rate swap instruments	6.8	4.5
Other	29.8	29.0

Total short-term borrowings	36.6	33.5

Total debt	$1,748.5	$1,747.9

        The aggregate maturities of debt, excluding deferred gains on terminated interest rate swap instruments and unamortized debt discount, for each of the next five years are as follows: $29.8 million in 2012, $0.0 million in 2013, $400.0 million in 2014, $253.0 million in 2015, and $1,050.0 million thereafter.

Senior Notes and Other Borrowings

        In September 2010, Hospira issued in a registered public offering $500.0 million principal amount of 5.60% notes due on September 15, 2040. The net proceeds of the notes after deducting approximately $2.6 million of bond discounts and underwriting fees of $4.4 million plus cash on-hand were used to extinguish $500.0 million principal amount of 5.55% notes originally due March 2012 and accrued interest in October 2010. Hospira incurred $36.8 million in charges associated with the early extinguishment of the notes and is included in Other expense (income), net. In May 2009, Hospira issued $250 million aggregate principal amount of 6.40% notes which are due May 15, 2015. In June 2009, Hospira repaid in full the $300.0 million aggregate principal amount of 4.95% notes upon maturity. In December 2009, the $375.0 million aggregate principal amount due in March 2010 plus accrued interest was fully paid.

        In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of approximately 5.6% and 10.9% at December 31, 2011 and 2010, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2011, Hospira had approximately $4.9 million of indebtedness secured by equipment and property. As of December 31, 2011 and 2010, Hospira had $32.8 million and $33.5 million, respectively, of other borrowings outstanding, of which $29.8 million and $29.0 million, respectively, were classified as short-term.

Interest Rate Swap

        In July 2011, Hospira terminated interest rate swap contracts originally entered into in December 2010 with a total notional amount of $400.0 million, which had effectively converted from fixed to variable rate debt $250.0 million of the $400.0 million principal amount notes due in June 2014 and $150.0 million of the $250.0 million principal amount notes due in May 2015. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest.

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

        The corresponding gains described above of $9.0 million in 2011 and $15.4 million in 2010 related to the basis adjustment of the debt associated with the terminated swap contracts are deferred and are amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. There were no penalties associated with the termination of the interest rate swap agreements. The gains are being recognized against interest expense over the remaining term of the underlining notes, of which approximately $5.6 million, $2.8 million and $2.1 million, was recognized in 2011, 2010 and 2009, respectively.

Revolving Credit Facility

        On October 28, 2011, Hospira entered into a new $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016. The Revolver replaced the $700.0 million revolving credit agreement that was scheduled to expire in October 2012. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.2%, 0.2% and 0.175%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. For the year ended and as of December 31, 2011, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

Debt Covenants

        The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default (including, in the case of the Revolver, a change of control default), which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. For the year ended and as of December 31, 2011, Hospira was in compliance with all applicable covenants.

Note 18—Other (Income) Expense, Net

        Other (income) expense, net for the years ended December 31, consisted of the following:

(dollars in millions)	2011	2010	2009
Interest income	$(10.4)	$(9.9)	$(7.6)
Foreign exchange (gain) loss, net	(2.8)	0.2	1.0
Loss on early debt extinguishment(1)	—	36.8	—
All other expense(2)	4.0	11.7	19.1

Total	$(9.2)	$38.8	$12.5

(1)
See Note 17 for details regarding loss on early debt extinguishment.

(2)
See Note 5 for details regarding other-than-temporary impairments of cost-method investments in 2011 and 2010 and marketable equity securities in 2009.

Note 19—Taxes on Earnings

        (Loss) Income before income taxes, and the related provisions for taxes on earnings, for the years ended December 31, were as follows:

(dollars in millions)	2011	2010	2009
(Loss) Earnings Before Taxes
Domestic	$71.4	$36.4	$74.8
Foreign.	(98.5)	342.9	309.3

Total	$(27.1)	$379.3	$384.1

Taxes on Earnings Current:
U.S. Federal	$11.8	$34.5	$(104.5)
State	2.8	3.5	4.0
Foreign	27.8	37.4	21.3

Total current	42.4	75.4	(79.2)

Deferred:
Domestic	0.8	(24.4)	33.4
Foreign	(15.3)	(16.7)	26.7

Total deferred	(14.5)	(41.1)	60.1

Total	$27.9	$34.3	$(19.1)

        Operating loss carryforwards at December 31, 2011 amounted to $294.0 million, which are subject to expiration in periods from 2015 through 2030, or are unlimited.

        The gross amount of unrecognized tax benefits at December 31, 2011, 2010 and 2009 was $67.5 million, $83.4 million and $73.6 million, respectively. The amount, if recognized, that would affect the effective tax rate was $60.7 million, $74.8 million and $65.5 million at December 31, 2011, 2010 and 2009, respectively. Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2011, 2010 and 2009, Hospira has recorded liabilities of $4.6 million, $7.4 million and $5.7 million, respectively, for the payment of interest and penalties.

        In 2011, the Internal Revenue Service ("IRS") audit of Hospira's 2006 and 2007 tax returns was concluded and the years were effectively settled. The outcome of the audit settlement was a reduction in the gross unrecognized tax benefits of $21.9 million, of which $19.7 million was recognized in the results for the year ended December 31, 2011 as an income tax benefit. This outcome includes interest and state tax impacts.

        In 2009, the IRS audit of Hospira's 2004 and 2005 tax returns was concluded and the years were effectively settled. The outcome of the audit settlement was a reduction in the gross unrecognized tax benefits of $100.7 million, of which $91.9 million was recognized in the results for year ended December 31, 2009, as a discrete income tax benefit. This outcome includes interest and state tax impacts.

        The IRS has commenced the audit of Hospira's 2008 and 2009 U.S. federal tax returns. In addition, other potential adjustments resulting from the settlement of various audits and lapsing of various statutes of limitation around the world will result in a change in the amount of unrecognized tax benefits recorded within the next twelve months. However, an estimate of the range of potential change cannot be determined at this time.

        Hospira remains open to tax examination in the following major tax-paying jurisdictions: for years 2005 forward in Canada, for years 2006 forward in Italy, for years 2007 forward for Australia, for years 2008 forward for the U.S. and for years 2009 forward for the United Kingdom.

        The following table summarizes the activity for the years ended December 31, related to Hospira's unrecognized tax benefits:

(dollars in millions)	2011	2010	2009
Balance at January 1,	$83.4	$73.6	$174.9
Current year increases	11.4	13.6	20.4
Audit settlements	(21.9)	(0.9)	(110.1)
Statute lapses	(4.4)	(3.8)	(15.9)
Adjustments to prior amounts	(1.0)	0.9	4.3

Balance at December 31,	$67.5	$83.4	$73.6

        U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings of certain foreign subsidiaries of $1.7 billion, $1.4 billion and $1.0 billion at December 31, 2011, 2010 and 2009, respectively. These undistributed earnings, which are considered to be permanently invested, would be subject to taxes if they were remitted as dividends. At December 31, 2011, these undistributed earnings are intended to be permanently reinvested overseas; accordingly, it is not practical to determine the deferred tax liability on these permanently invested earnings.

        Differences between the effective income tax rate and the U.S. statutory tax rate for the years ended December 31, are as follows:

	2011	2010	2009
Statutory tax rate	(35.0)%	35.0%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(222.2)%	(16.5)%	(11.2)%
State taxes, net of federal benefit	4.0%	(0.3)%	1.4%
Foreign rate differential	(77.9)%	(7.3)%	(6.7)%
Capital loss valuation allowance	6.6%	0.0%	1.6%
Research credit	(27.9)%	(1.3)%	(0.8)%
Resolution of certain tax positions	(72.6)%	0.0%	(23.9)%
Goodwill impairment	498.4%	0.0%	0.0%
All other, net	29.6%	(0.6)%	(0.4)%

Effective tax rate	103.0%	9.0%	(5.0)%

        The temporary differences that give rise to deferred tax assets and liabilities as of December 31, are as follows:

	2011		2010
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits and benefit plan liabilities	$108.9	$—	$70.5	$—
Trade receivable reserves and chargeback accruals	48.1	—	46.5	—
Inventories	100.6	—	85.7	—
State income taxes	20.9	—	15.2	—
Foreign income taxes	26.0	—	31.3	—
Property and equipment	—	91.8	—	94.7
Intangibles	33.2	—	24.5	—
Investments	7.8	—	11.4	—
Net operating losses	98.0	—	84.1	—
Capital losses	26.3	—	24.5	—
Other accruals, carryforwards, and reserves not currently deductible	59.6	—	54.1	—
Valuation allowance	(36.9)	—	(31.4)	—

Total	$492.5	$91.8	$416.4	$94.7

        Valuation allowance consists of $36.9 million and $31.4 million for certain unrecoverable tax credits, net operating losses and capital losses at December 31, 2011 and 2010, respectively, based on estimated future sources of taxable income in the affected jurisdictions.

Note 20—Shareholders' Equity

Common and Preferred Stock

        Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share, of which four million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2011 and 2010, approximately 10.2 million and 13.7 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2011 and 2010, 177.8 million and 175.9 million shares of common stock are issued and 164.7 million and 166.7 million shares are outstanding, respectively.

Treasury Stock

        In February 2006, Hospira's Board of Directors authorized the repurchase of up to $400.0 million of Hospira's common stock. In August and December 2010, Hospira entered into two $50 million accelerated share repurchase ("ASR") contracts with a third party financial institution to repurchase Hospira's common stock, completing the 2006 board authorization. In the aggregate, Hospira repurchased 9.4 million shares for approximately $400.0 million.

        In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into ASR contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditure required for other purchases, current stock price, and other factors.

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

Accumulated Other Comprehensive (Loss) Income

        Accumulated other comprehensive (loss) income, net of taxes as of December 31, consisted of the following:

(dollars in millions)	2011	2010
Cumulative foreign currency translation adjustments, net of taxes of $0.0	$47.9	$135.9
Cumulative retirement plans unrealized loss, net of taxes $89.0 million and $66.6 million, respectively	(147.7)	(108.8)
Cumulative unrealized gains on marketable equity securities, net of taxes $0.0	0.9	15.0
Cumulative gains on terminated cash flow hedges, net of taxes $(0.4) million and $(0.2) million, respectively	0.6	0.2

Accumulated other comprehensive (loss) income	$(98.3)	$42.3

Note 21—(Loss) Earnings Per Share

        Basic (loss) earnings per share are computed by dividing net (loss) income by the number of weighted average common shares outstanding during the reporting period. Diluted (loss) earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows basic and diluted (loss) earnings per share and the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted (loss) earnings per share as of December 31:

(shares in millions, except per share amounts)	2011	2010	2009
Weighted average basic common shares outstanding	165.5	166.0	161.0
Incremental shares outstanding related to stock-based awards	—	3.5	2.2

Weighted average dilutive common shares outstanding	165.5	169.5	163.2

(Loss) Earnings Per Common Share:
Basic	$(0.06)	$2.15	$2.51

Diluted	$(0.06)	$2.11	$2.47

        For the year ended December 31, 2011, 2.4 million incremental shares related to stock-based awards were not included in the computation of diluted (Loss) Earnings Per Common Share because of the net loss during 2011. For 2011, 2010 and 2009, the number of outstanding stock-based awards to purchase Hospira stock for which the exercise price of the award exceeded the average stock price was approximately 3.6 million, 0.2 million and 5.3 million, respectively. Accordingly, these share-based awards are excluded from the diluted earnings per share calculation for these periods.

Note 22—Incentive Stock Program

Plan Overview

        Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, and performance units) and cash-based awards to employees and non-employee directors. In May 2009, shareholders approved amendments primarily to extend the Plan by ten years to May 14, 2019, and to increase the number of shares that may be granted during the life of the 2004 Plan by 13.0 million shares. The option exercise price generally may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2011, approximately 10.2 million remain available for grant under the 2004 Plan.

Stock-Based Compensation

        Stock-based compensation expense of $41.2 million, $47.5 million and $40.5 million was recognized for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit recognized was $14.7 million, $16.2 million and $14.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. For options exercised during 2011, 2010 and 2009, excess tax benefit was $7.5 million, $21.3 million and $0.8 million, respectively.

        As of December 31, 2011, there was $54.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares that became fully vested during 2011, 2010 and 2009 was $25.2 million, $30.6 million and $23.5 million, respectively.

Option Activity and Outstanding Options

        In February 2011 and 2010 and March 2009, 1.4 million, 1.9 million and 3.5 million options were granted to certain employees for the annual stock option grants, respectively. For the years ended December 31, 2011, 2010 and 2009, an additional 0.7 million, 0.5 million and 0.3 million options were granted, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three or four years and have a seven-year term. Options awarded before 2007 have a ten-year term. A summary of information related to stock options for the years ended December 31, 2011 and 2010 is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2010	13,117,836	$33.87
Granted	2,365,719	50.65
Exercised	(5,064,453)	34.21
Lapsed	(800,931)	35.68

Outstanding at December 31, 2010	9,618,171	37.68
Granted	2,093,704	49.68
Exercised	(1,490,069)	33.25
Lapsed	(332,820)	41.26

Outstanding at December 31, 2011(1)	9,888,986	$40.76	4.3	$15.1

Exercisable at December 31, 2011	5,651,690	$38.84	3.4	$7.1

(1)
The difference between options outstanding and those expected to vest is not significant.

        The total intrinsic value of options exercised during 2011, 2010 and 2009 was $81.4 million, $105.8 million and $31.7 million, respectively.

        Summarized information about Hospira stock options outstanding and exercisable as of December 31, 2011, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$20.01 - $25.00	1,793,490	4.1	$22.18	820,540	$22.22
$25.01 - $30.00	188,094	2.1	28.19	188,094	28.19
$30.01 - $35.00	608,520	3.5	32.35	578,033	32.45
$35.01 - $40.00	1,593,040	3.5	38.98	1,181,854	39.54
$40.01 - $45.00	2,035,883	3.6	42.63	2,028,199	42.62
$45.01 - $50.00	1,685,261	5.1	49.60	523,473	49.51
$50.01 - $55.00	1,539,593	5.7	52.53	138,718	51.78
$55.01 - $60.00	445,105	4.3	56.18	192,779	56.71

$20.01 - $60.00	9,888,986	4.3	$40.76	5,651,690	$38.84

        The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on historical volatility of Hospira's stock. For 2011 and 2010, the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees' post-vesting forfeitures and exercises. For 2009, the expected life assumption of the options is based on the "simplified" method, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31, are as follows:

	2011	2010	2009
Hospira Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	29.3%	30.2%	30.2%
Expected life (years)	4.8	4.5	4.4
Risk-free interest rate	2.0%	1.9%	1.9%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value per stock option	$14.08	$14.21	$6.54

Performance Share Awards

        Performance share awards vest based on a formula that measures performance using relative total shareholder return over the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the performance cycle, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock. The performance share awards vest at the end of the three-year performance cycle.

        A summary of performance share awards activity for the years ended December 31, 2011 and 2010, respectively, is as follows:

Hospira Performance Share Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	717,741	$35.64
Granted	240,273	69.82
Lapsed	(27,526)	37.94

Outstanding at December 31, 2010	930,488	44.39
Granted	256,578	61.42
Vested	(159,551)	(62.39)
Lapsed	(16,242)	62.45

Outstanding at December 31, 2011(1)	1,011,273	$46.14

(1)
For the three year performance cycle award period ended December 31, 2011, approximately 232,000 shares of Hospira common stock are expected to be earned for these awards granted in 2009.

        The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants during the years ended December 31, are as follows:

	2011	2010	2009
Hospira Performance share awards Monte Carlo assumptions (weighted average):
Expected volatility	34.7%	36.2%	37.2%
Risk-free interest rate	1.2%	1.4%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value per performance share award	$61.64	$69.43	$24.98

Restricted Stock and Units

        Hospira issues restricted stock and units with a vesting period ranging from one to three years. A summary of restricted stock and unit activity for the years ended December 31, 2011 and 2010, respectively, is as follows:

Hospira Restricted Stock and Units	Stock and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010	248,580	$36.24
Granted	65,212	53.35
Vested	(67,661)	36.19
Lapsed	(9,000)	31.74

Outstanding at December 31, 2010	237,131	41.13
Granted	144,322	53.16
Vested	(52,379)	34.55
Lapsed	(5,000)	52.65

Outstanding at December 31, 2011(1)	324,074	$47.37

        The fair value of restricted stock awards and units vested in 2011, 2010 and 2009 was $1.8 million, $2.4 million and $0.9 million, respectively.

Note 23—Commitments and Contingencies

Other Commercial Commitments

        Hospira's other commercial commitments as of December 31, 2011, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2011, Hospira had $35.0 million of these commitments, with a majority expiring from 2012 to 2014. No amounts have been drawn under these letters of credit or bonds.

Leases

        Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2011, are:

(dollars in millions)
2012	$33.9
2013	29.0
2014	21.9
2015	16.3
2016	14.8
Remaining Years	31.1

Total minimum future lease payments	$147.0

        Lease expense under operating leases totaled $32.7 million, $27.3 million and $30.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation

        Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories.

        Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 ("ERISA"). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: "all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations." Trial of this matter has concluded. On April 22, 2010, the court issued a ruling in favor of Hospira and Abbott on all counts. Plaintiffs appealed that verdict. On February 3, 2012, the United States Court of Appeals for the Seventh Circuit issued its opinion upholding the trial court's verdict in favor of Hospira and Abbott. In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

        Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira's attempts to market, and the marketing of, the generic oncolytic drug docetaxel. In the United States, Hospira was sued for patent infringement in the United States District Court for the District of Delaware: Aventis Pharma, S.A., et al. v. Hospira, Inc. (D. Del. 2008). The plaintiffs alleged that Hospira's docetaxel products, if marketed in the U.S., would infringe U.S. patents 5,714,512 and 5,750,561. Plaintiff's sought injunctive relief to prevent approval and marketing of Hospira's products. A trial was held in this matter and on September 27, 2010, the U.S. District Court issued its decision in favor of Hospira, finding that the asserted claims of the patents were both invalid and unenforceable. Plaintiffs have appealed that decision to the United States Court of Appeals for the Federal Circuit. Hospira is currently marketing and selling its docetaxel products. If the trial court decision is reversed and Hospira was ultimately found liable for patent infringement, the damages would generally be based on a reasonable royalty or the plaintiffs' lost profits based on lost sales of the branded product. In the event of a reversal, Hospira could also be enjoined from further sales of its docetaxel products until expiration of one or both of the patents if they are held valid and enforceable.

        Hospira is involved in two patent lawsuits concerning Hospira's PrecedexTM (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (expires July 15, 2013) and 6,716,867 (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz's "Paragraph IV" notice indicating that Sandoz has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of PrecedexTM. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz's ANDA has received tentative approval from the FDA. Pursuant to this litigation, a thirty-month stay of final approval was in place through January 28, 2012. The expiration of the stay does not prevent Hospira from seeking an injunction to block the launch of a generic product pending the resolution of the underlying litigation. Trial of this matter is expected to begin the week of February 27, 2012. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco's "Paragraph IV" notice indicating that Caraco has filed an ANDA with the FDA for a generic version of PrecedexTM. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco's ANDA has received tentative approval from the FDA.

        Hospira and three of its corporate officers are defendants in two lawsuits that allege violations of the Securities and Exchange Act of 1934. The cases are City of Sterling Heights General Employees' Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E.Werner and Christopher B. Begley, filed November 21, 2011 and pending in the United States District Court for the Northern District of Illinois; and IUE-CWA Local 475 Pension Plan, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner and Christopher B. Begley, filed December 9, 2011 and pending in the United States District Court for the Northern District of Illinois. Both lawsuits allege, generally that the defendants issued materially false and misleading statements regarding Hospira's financials and business prospects and failed to disclose material facts affecting Hospira's financial condition. Both lawsuits allege a class period from March 24, 2009 (the announcement of Project Fuel) through October 17, 2011 (Hospira announced preliminary financial results for Q3 2011 on October 18, 2011). The lawsuits seek class action status and damages including interest, attorneys' fees and costs.

        Hospira has been named as a nominal defendant in three shareholder derivative lawsuits which name as defendants certain Hospira executives and members of Hospira's Board of Directors. The cases are: Robert J. Casey, II, Derivatively on Behalf of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Sumant Ramachandra, Ron Squarer, Terrence C. Kearney, John C. Staley, Irving W. Bailey, II, Connie R. Curran, Mark F. Wheeler, Barbara L. Bowles, Roger W. Hale, Jacque J. Sokolov, Heino von Prondzynski, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant), filed in December, 2011 in the United States District Court for the Northern District of Illinois; Lori Ravenscroft Geare, Derivatively on Behalf of Hospira, Inc. v. F. Michael Ball, Thomas E. Werner, Christopher B. Begley, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney and Brian J. Smith and Hospira, Inc. (Nominal Defendant) also filed in December of 2011 in the United States District Court for the Northern District of Illinois; and Charles L. Currie and Cheryl E. Currie v. Christopher B. Begley, Irving W. Bailey, II, Roger W. Hale, F. Michael Ball, Barbara L. Bowles, Connie R. Curran, Heino von Prondzynski, William G. Dempsey, Jacque J. Sokolov, M.D., John C. Staley, Mark F. Wheeler, M.D., Thomas E. Werner, Terrence C. Kearney, Ronald Squarer and Sumant Ramachandra, M.D. and Hospira, Inc. (Nominal Defendant), filed in December, 2011 in the Circuit Court of Kane County, Illinois. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira.

        Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations), warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.

        Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at December 31, 2011 and December 31, 2010, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

        Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 24—Segment and Geographic Information

        Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five operating units: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated U.S., Canada, and Latin America within the America's reportable segment. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, other pharmaceuticals, and medication management. Specialty Injectable Pharmaceuticals include generic injectables and proprietary specialty injectables. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing services. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products.

        Hospira's underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment (loss) income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other (income) expense, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

	Net Sales for the Years Ended December 31,			Income (Loss) from Operations for the Years Ended December 31,
(dollars in millions)	2011	2010	2009	2011	2010	2009
Americas	$3,206.5	$3,137.9	$3,063.3	$599.1	$674.9	$625.5
EMEA(1)	517.4	488.5	542.8	(275.2)	(13.9)	1.8
APAC(1)	333.2	290.8	273.2	(143.9)	14.4	7.0

Total reportable segments	$4,057.1	$3,917.2	$3,879.3	180.0	675.4	634.3

Corporate functions				(82.0)	(108.7)	(90.9)
Stock-based compensation				(41.2)	(47.5)	(40.5)

Income from operations				56.8	519.2	502.9
Interest expense and other (income) expense, net				(83.9)	(139.9)	(118.8)

(Loss) Income before income taxes				$(27.1)	$379.3	$384.1

(1)
EMEA and APAC reportable segments (Loss) from operations includes goodwill impairment charges of $229.1 million and $171.1 million in 2011, respectively. See Note 11 for further information.

	Depreciation and Amortization for the Years Ended December 31,			Additions to Long-Lived Assets for the Years Ended December 31,
(dollars in millions)	2011	2010	2009	2011	2010	2009
Americas	$168.3	$167.9	$153.8	$224.4	$167.7	$135.0
EMEA	53.6	43.7	42.4	39.9	24.6	13.6
APAC	34.2	34.3	33.9	33.1	17.4	9.8

Total reportable segments	$256.1	$245.9	$230.1	$297.4	$209.7	$158.4

	Goodwill at December 31,			Total Assets at December 31,
(dollars in millions)	2011	2010	2009	2011	2010	2009
Americas	$1,002.0	$1,026.2	$817.2	$4,268.9	$4,114.7	$3,633.0
EMEA	—	260.2	228.8	699.3	974.2	1,050.6
APAC	80.9	214.4	197.4	810.9	957.4	819.3

Total reportable segments	$1,082.9	$1,500.8	$1,243.4	$5,779.1	$6,046.3	$5,502.9

Enterprise-wide information:

	Net Sales for the Years Ended December 31,			Long-Lived Asset at December 31,
(dollars in millions)	2011	2010	2009	2011	2010	2009
U.S.	$2,836.4	$2,811.1	$2,740.0	$1,031.8	$985.7	$985.8
Non-U.S.	1,220.7	1,106.1	1,139.3	457.0	358.5	237.2

Total	$4,057.1	$3,917.2	$3,879.3	1,488.8	1,344.2	1,223.0

Deferred income taxes and Investments				280.9	243.5	103.8
Goodwill and intangible assets, net				1,438.7	1,981.1	1,649.9

Total				$3,208.4	$3,568.8	$2,976.7

        Due to the acquisition in March 2010 of Orchid Pharma and capacity expansion activities, long-lived assets in India were $196.0 million and $114.1 million as of December 31, 2011 and December 31, 2010, respectively.

	Net Sales by Product Line for the Years Ended December 31,
(dollars in millions)	2011	2010	2009
Specialty Injectable Pharmaceuticals	$2,562.5	$2,349.5	$2,073.3
Medication Management	987.3	999.1	1,104.8
Other Pharma	507.3	568.6	701.2

Total	$4,057.1	$3,917.2	$3,879.3

Note 25—Quarterly Data (Unaudited)

(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2011
Net Sales	$1,002.3	$1,064.1	$976.7	$1,014.0
Gross Profit(1)	399.1	413.4	303.9	281.2
Income (Loss) From Operations	163.8	190.5	(85.2)	(212.3)
Net Income (Loss)	149.9	143.6	(88.9)	(214.0)
Earnings (Loss) per common share, basic	$0.90	$0.86	$(0.54)	$(1.30)
Earnings (Loss) per common share, diluted	$0.88	$0.85	$(0.54)	$(1.30)
Weighted average common shares outstanding, basic	166.8	166.1	164.5	164.5
Weighted average common shares outstanding, diluted	170.2	169.0	164.5	164.5

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Net Sales	$1,007.6	$968.2	$949.3	$992.1
Gross Profit(1)	430.3	369.2	367.0	347.9
Income From Operations	207.6	116.3	141.7	53.6
Net Income	141.7	83.5	71.4	60.6
Earnings per common share, basic	$0.86	$0.50	$0.43	$0.36
Earnings per common share, diluted	$0.84	$0.49	$0.42	$0.36
Weighted average common shares outstanding, basic	164.1	165.8	166.9	167.0
Weighted average common shares outstanding, diluted	169.3	169.1	170.0	170.1

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

        Internal control over financial reporting.    Management's report on our internal control over financial reporting is included on page 66 hereof, and the related report of our independent registered public accounting firm is included on page 68 hereof. Both reports are incorporated herein by reference.

        Changes in internal controls.    During the fourth quarter of 2011, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

Item 9B.    Other Information

  None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2012 Hospira Proxy Statement. The 2012 Definitive Proxy Statement will be filed on or about March 23, 2012. Also incorporated herein by reference is the text found under the caption, "Executive Officers of Hospira," in Part I.

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

Item 11.    Executive Compensation

        Incorporated herein by reference is the text to be included under the captions "Corporate Governance—Compensation Risk Assessment," "Director Compensation," (including all sub-captions thereunder), "2011 Compensation Discussion and Analysis," (including all sub-captions thereunder), "Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Compensation Committee Report" in the 2012 Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2012 Definitive Proxy Statement.

Equity Compensation Plan Information

        The following table gives information, as of December 31, 2011, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004

Long-Term Stock Incentive Plan, as amended, which is the only equity compensation plan pursuant to which Hospira's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	12,235,606	$40.76	9,950,526
Equity compensation plans not approved by security holders(4)(5)	—	—	250,000

Total	12,235,606	$40.76	10,200,526

(1)
Includes 202,393 shares of restricted stock, 121,681 stock units, and 2,022,546 shares of performance share awards (which assume maximum payouts on 1,011,273 shares) under Hospira's 2004 Long-Term Stock Incentive Plan.

(2)
The weighted average exercise price does not take restricted stock, stock units, and performance share awards into account.

(3)
This number reflects a target payout of 1,011,273 performance share awards.

(4)
Hospira Equity-Based Award/Recognition Plan.    Hospira may use this plan to motivate and reward non-officer employee performance. If Hospira makes awards under this plan Hospira will purchase the shares on the open market.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors," "Corporate Governance—Independence," "Corporate Governance—Committees of the Board of Directors," and "Policy Regarding Approval of Related Person Transactions" in the 2012 Definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Incorporated herein by reference is the text to be included under the caption "Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants" (including all sub-captions thereunder) in the 2012 Definitive Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this Form 10-K.

  1.
  Financial Statements:    See "Item 8, Financial Statements and Supplementary Data," for a list of financial statements.

  2.
  Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	122
Schedules I, III, IV and V are not included because they are not required
  3.
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 123 through 128.

  (b)
  Exhibits filed:    See Exhibit Index from pages 123 through 128.

  (c)
  Financial Statement Schedules filed:    See page 122.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.
By:	/s/ F. MICHAEL BALL F. Michael Ball Chief Executive Officer Date: February 14, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 14, 2012 in the capacities indicated below.

/s/ F. MICHAEL BALL F. Michael Ball Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS E. WERNER Thomas E. Werner Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/s/ RICHARD J. HOFFMAN Richard J. Hoffman Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
/s/ JOHN C. STALEY John C. Staley Chairman of the Board
/s/ IRVING W. BAILEY, II Irving W. Bailey, II Director
/s/ BARBARA L. BOWLES Barbara L. Bowles Director

/s/ CONNIE R. CURRAN Connie R. Curran Director
/s/ WILLIAM G. DEMPSEY William G. Dempsey Director
/s/ ROGER W. HALE Roger W. Hale Director
/s/ JACQUE J. SOKOLOV M.D. Jacque J. Sokolov M.D. Director
/s/ HEINO VON PRONDZYNSKI Heino von Prondzynski Director
/s/ MARK F. WHEELER M.D. Mark F. Wheeler M.D. Director

Hospira, Inc.
Schedule II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2011
(dollars in millions)

Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2011	$8.2	$7.6	$(0.1)	$15.7
Year ended December 31, 2010	6.2	3.8	(1.8)	8.2
Year ended December 31, 2009	6.7	2.2	(2.7)	6.2

(1)
Represents accounts written off as uncollectible, net of collections on accounts previously written off.

Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions	Balance at end of year
Year ended December 31, 2011	$100.0	$138.8	$(111.8)	$127.0
Year ended December 31, 2010	110.7	91.6	(102.3)	100.0
Year ended December 31, 2009	67.8	125.1	(82.2)	110.7

(1)
The increase in 2011 related to quality remediation actions and certain excess inventory charges. High charges in 2009 related to product portfolio optimization charges associated with Project Fuel and product corrective action related charges.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2011, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to Hospira, Inc.'s Current Report on Form 8-K filed on May 12, 2011 and incorporated herein by reference).
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
10.1
Summary of Terms of Employment for Named Executive Officers (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference).*
10.2
Hospira 2004 Long-Term Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)*
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
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010 (filed as Exhibit 10.3(i)(iii) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).*
10.4
Hospira, Inc. 2004 Performance Incentive Plan as amended (filed as Exhibit 10.4 to the Hospira, Inc, Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)*
10.5	Hospira, Inc. Non-Employee Directors' Fee Plan, as amended.*
10.6(a)
Form of Agreement between Hospira, Inc. and each of Christopher B. Begley and Brian J. Smith, regarding Change in Control (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

Exhibit No.	Exhibit
10.6(a)(i)	Form of Agreement between Hospira, Inc. and each of Christopher B. Begley and Brian J. Smith, regarding Amendment to Change in Control (filed as Exhibit 10.12(a)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*
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
Form of Agreement between Hospira, Inc. and Francois Dubois regarding Change in Control (filed as Exhibit 10.6(g) to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*
10.7
Form of Grantor Trust Arrangement by and among Abbott Laboratories, Hospira, Inc. and Christopher B. Begley (filed as Exhibit 10.13 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*
10.8	The Hospira Supplemental Pension Plan, as amended (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*
10.9	Hospira Non-Qualified Savings and Investment Plan, as amended (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*
10.10	Hospira Corporate Officer Severance Plan.*
10.11
Form of Agreement regarding Executive Compensation Recovery Policy (filed as Exhibit 10.11 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).*

Exhibit No.	Exhibit
10.12	Form of non-qualified option terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 24, 2011 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*
10.13
Letter from the Company to F. Michael Ball related to his employment (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*
10.14
Form of Award Agreements for F. Michael Ball, including the Non-Qualified Stock Option Terms, Performance Share Unit Agreement, and Performance Share Unit Program Description (attached as Enclosures 3(a), 3(c), and 3(d) filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*
10.15
Form of Agreement between Hospira, Inc. and F. Michael Ball regarding Change in Control (attached as Enclosure 4 filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*
10.16
Form of Restricted Stock Agreement between Hospira, Inc. and F. Michael Ball (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*
10.17
Credit Agreement and Guaranty, dated October 28, 2011, between Hospira and the Lenders and Agents named therein (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on November 1, 2011, and incorporated herein by reference).
10.18
Business Transfer Agreement, dated December 15, 2009, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Ojas Pharmaceuticals India Private Limited (to be renamed Hospira Healthcare India Private Limited). (filed as Exhibit 10.13 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).**
10.19
Amendment No.1 to the Business Transfer Agreement, dated March 30, 2010, by and between Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare Private Limited. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2010, and incorporated herein by reference).**
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries of Hospira, Inc.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of F. Michael Ball under Rule 13a-14(a) under the 1934 Act.
31.2	Certification of Thomas E. Werner under Rule 13a-14(a) under the 1934 Act.
32.1	Certification of F. Michael Ball under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Thomas E. Werner under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Exhibit No.	Exhibit
101	The following financial statements from the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 14, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of (loss) income and comprehensive (loss) income, (ii) consolidated statements of cash flows, (iii) consolidated balance sheets, (iv) consolidated statement of changes in shareholders' equity, (v) notes to the consolidated financial statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*
Management compensatory plan or arrangement.

**
Confidential treatment requested for portions of this exhibit.

        Hospira will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Hospira, Hospira, Inc., 275 North Field Drive, Department NLEG, Building H1, Lake Forest, Illinois 60045.