Form 10-Q
period 2012-03-31
HOSPIRA INC
filed 2012-05-01
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 26, 2012, Registrant had outstanding 165,138,099 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales	$965.9	$1,002.3

Cost of products sold	665.9	603.2
Restructuring, impairment and (gain) on disposition of assets, net	—	13.2
Research and development	69.1	56.9
Selling, general and administrative	184.2	165.2
Total operating costs and expenses	919.2	838.5
Income From Operations	46.7	163.8

Interest expense	22.2	23.4
Other expense (income), net	1.4	(2.2)
Income Before Income Taxes	23.1	142.6

Income tax (benefit) expense	(4.0)	9.9
Equity income from affiliates, net	(13.1)	(17.2)
Net Income	$40.2	$149.9

Earnings Per Common Share:
Basic	$0.24	$0.90
Diluted	$0.24	$0.88
Weighted Average Common Shares Outstanding:
Basic	164.6	166.8
Diluted	165.8	170.2

Comprehensive Income:
Foreign currency translation adjustments, net of taxes $0.0 million	$41.5	$64.6
Pension liability adjustments, net of taxes $(2.7) million and $(1.0) million for the three months ended March 31, 2012 and 2011, respectively	3.5	4.4
Unrealized gains (losses) on marketable equity securities, net of taxes $0.0 million	3.8	(0.3)
Reclassification of gains on terminated cash flow hedges, net of taxes $0.0 million and $(0.1) million for the three months ended March 31, 2012 and 2011, respectively	0.1	0.2
Other comprehensive income	48.9	68.9
Net Income	40.2	149.9
Comprehensive Income	$89.1	$218.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three months ended March 31,
	2012	2011
Cash Flow From Operating Activities:
Net income	$40.2	$149.9
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	40.8	40.8
Amortization of intangible assets	21.3	22.2
Stock-based compensation expense	10.4	13.7
Undistributed equity income from affiliates	(13.1)	(17.2)
Deferred income taxes and other tax adjustments	(6.4)	(15.1)
Impairment and other asset charges	1.6	6.8
Changes in assets and liabilities
Trade receivables	22.2	(100.8)
Inventories	(35.3)	(115.1)
Prepaid expenses and other assets	(10.5)	6.7
Trade accounts payable	(3.8)	(27.5)
Other liabilities	18.9	44.0
Other, net	0.7	(2.3)
Net Cash Provided by Operating Activities	87.0	6.1

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(67.3)	(62.2)
Purchases of intangibles and other investments	(3.6)	(2.5)
Proceeds from disposition of businesses and assets	3.1	13.3
Net Cash Used in Investing Activities	(67.8)	(51.4)

Cash Flow From Financing Activities:
Other borrowings, net	27.5	0.4
Excess tax benefit from stock-based compensation arrangements	1.7	4.6
Proceeds from stock options exercised	3.4	26.8
Net Cash Provided by Financing Activities	32.6	31.8

Effect of exchange rate changes on cash and cash equivalents	6.6	6.3

Net change in cash and cash equivalents	58.4	(7.2)
Cash and cash equivalents at beginning of period	597.5	604.3
Cash and cash equivalents at end of period	$655.9	$597.1

Supplemental Cash Flow Information:
Cash paid (received) during the period-
Interest	$31.1	$31.0
Income taxes, net of refunds	$(8.4)	$(21.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$655.9	$597.5
Trade receivables, less allowances of $17.0 in 2012 and $15.7 in 2011	625.8	639.9
Inventories	1,065.0	1,027.0
Deferred income taxes	167.4	174.4
Prepaid expenses	49.2	45.9
Other receivables	72.7	86.0
Total Current Assets	2,636.0	2,570.7
Property and equipment, net	1,392.8	1,355.0
Intangible assets, net	341.7	355.8
Goodwill	1,088.9	1,082.9
Deferred income taxes	244.3	232.2
Investments	63.7	48.7
Other assets	141.3	133.8
Total Assets	$5,908.7	$5,779.1
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$67.2	$36.6
Trade accounts payable	234.4	241.3
Salaries, wages and commissions	107.6	113.0
Other accrued liabilities	474.8	456.9
Total Current Liabilities	884.0	847.8
Long-term debt	1,712.0	1,711.9
Deferred income taxes	5.4	5.7
Post-retirement obligations and other long-term liabilities	268.4	275.7
Commitments and Contingencies
Total Shareholders' Equity	3,038.9	2,938.0
Total Liabilities and Shareholders' Equity	$5,908.7	$5,779.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	(Loss)	Total
Balances at January 1, 2012	164.7	$1.8	$(599.8)	$1,746.4	$1,887.9	$(98.3)	$2,938.0
Net income	—	—	—	—	40.2	—	40.2
Other comprehensive income	—	—	—	—	—	48.9	48.9
Changes in shareholders' equity related to incentive stock programs	0.4	—	—	11.8	—	—	11.8
Balances at March 31, 2012	165.1	$1.8	$(599.8)	$1,758.2	$1,928.1	$(49.4)	$3,038.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Recently Issued and Adoption of New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 require disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments affect financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Hospira is currently evaluating the impact of ASU 2011-11 on its consolidated financial statements and related disclosures.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820), “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 amends the wording used to describe many of the requirements for measuring fair value to achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 was effective for calendar years beginning after December 15, 2011. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Significant Accounting Policies

Product Recalls and Other Related Costs

Accruals for various product recalls, corrective or preventative actions, and other related costs were $73.0 million and $73.1 million as of March 31, 2012 and December 31, 2011 respectively, and the current and long-term portions are included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets.

The following summarizes product recalls and other related accrual activity for the three months ended March 31, 2012:

(dollars in millions)
Balances at January 1, 2012	$73.1
Provisions	3.9
Payments	(4.0)
Balances at March 31, 2012	$73.0

Note 2 — Restructuring Actions

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

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate pre-tax restructuring costs and other asset charges related to these actions of $72.0 million.

The following summarizes the Project Fuel restructuring costs and inventory charges (included in Cost of products sold) in aggregate and for the three months ended March 31, 2011:

	Restructuring costs		Inventory Costs
	Aggregate		Aggregate
(dollars in millions)	to date	2011	to date	2011
U.S., Canada & Latin America ("Americas")	$29.1	$1.7	$19.3	$5.0
Europe, Middle East & Africa ("EMEA")	7.8	1.1	6.4	0.4
Asia Pacific ("APAC")	5.1	0.6	4.3	(0.3)
Total	$42.0	$3.4	$30.0	$5.1

Facilities Optimization

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the three months ended March 31, 2011, Hospira incurred, in the Americas segment, restructuring costs of $0.3 million. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment.

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

Note 3 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, marketing and sales, and distribution. In January 2012, Hospira and Kiadis Pharma B.V. (“Kiadis”) entered into an agreement that terminates Hospira’s obligations with respect to ATIRTM going forward. The termination agreement contains provisions which allow Hospira to collect royalty payments should ATIRTM be commercialized in the future. In addition, in March 2012, Hospira and DURECT Corporation entered into an agreement that terminates Hospira’s rights and obligations with respect to POSIDURTM going forward. Hospira has several other collaborative arrangements, none of which individually or in the aggregate have had material changes or activity during the three months ended March 31, 2012. For a more detailed description of Hospira’s collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2011 Form 10-K.

Note 4 — Investments

Investments include equity-method investments in which Hospira has significant influence but not the majority of the equity or risks and rewards. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad,

India. During the three months ended March 31, 2012 and 2011, Equity income from affiliates, net, including the ZHOPL equity investment, was $13.1 million and $17.2 million, respectively, primarily due to the launch of docetaxel in 2011, the majority of which is sourced from ZHOPL.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Three months ended March 31,
(dollars in millions)	2012	2011
Revenue	$34.8	$64.0
Operating expenses	7.0	14.0
Operating income	27.8	50.0
Net Income	22.8	48.6

Note 5 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Items	Inputs	Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$1.2	$—	$1.2	$—
Available-for-sale marketable equity securities	11.6	11.6	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	2.7	—	2.7	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Items	Inputs	Inputs
Description (dollars in millions)	2011	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$5.4	$—	$5.4	$—
Available-for-sale marketable equity securities	7.8	7.8	—	—

Financial Liabilities:
Foreign currency forward exchange contracts	1.3	—	1.3	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	March 31, 2012		December 31, 2011
	Carrying		Carrying
Description (dollars in millions)	Value	Fair Value	Value	Fair Value
Senior unsecured notes	$1,700.0	$1,808.6	$1,700.0	$1,767.3

Note 6 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives, see Note 7 to Hospira’s consolidated financial statements included in Hospira’s 2011 Form 10-K.

The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance	March 31,	December 31,
(dollars in millions)	Sheet Presentation	2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$1.2	$5.4
	Other accrued liabilities	2.7	1.3

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain)
	Recognized	Three Months Ended March 31,
(dollars in millions)	on Derivatives	2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income) , net	$4.0	$(2.0)

Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	—	1.6

Note 7 — Inventories

Inventories consist of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Finished products	$459.5	$478.2
Work in process	302.7	259.4
Materials	302.8	289.4
Total inventories	$1,065.0	$1,027.0

Note 8 — Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Property and equipment, at cost	$2,920.1	$2,842.0
Accumulated depreciation	(1,527.3)	(1,487.0)
Total property and equipment, net	$1,392.8	$1,355.0

Note 9 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

		Intangible
(dollars in millions)	Goodwill	assets, net
Balance at December 31, 2011	$1,082.9	$355.8
Additions	—	2.1
Amortization	—	(21.3)
Currency translation effect and other	6.0	5.1
Balance at March 31, 2012	$1,088.9	$341.7

During the fourth quarter of 2011, based on a combination of factors existing during that period, including declines in Hospira’s common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed an interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units’ estimated fair value was below their respective carrying value. The impairment test was completed during the three months ended March 31, 2012, with no changes to the impairment charges previously reported in the 2011 Form 10-K.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally acquired-in-process research and development (“IPR&D”), are not amortized until completion and regulatory approval. Intangible asset amortization expense was $21.3 million and $22.2 million for the three months ended March 31, 2012 and 2011, respectively. Intangible asset amortization is estimated at $60.8 million for the remainder of 2012, $75.3 million for 2013, $64.5 million for 2014, $47.5 million for 2015, and $29.0 million for 2016.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Intangible Assets
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(dollars in millions)	2012	2011	2012	2011	2012	2011
Product rights and other	$636.9	$622.5	$(334.7)	$(310.8)	$302.2	$311.7
Customer relationships	32.0	31.2	(15.8)	(14.6)	16.2	16.6
IPR&D	3.9	7.7	—	—	3.9	7.7
Technology	34.1	33.6	(14.7)	(13.8)	19.4	19.8
	$706.9	$695.0	$(365.2)	$(339.2)	$341.7	$355.8

Note 10 — Other assets

Other assets consist of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Supplier advances	$55.5	$60.3
Net Investment in sales-type leases	21.7	15.7
All other	64.1	57.8
Total	$141.3	$133.8

Note 11 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Minimum lease payments receivables	$34.7	$26.5
Unearned interest income	(4.2)	(3.0)
Net investment in sales-type leases	30.5	23.5
Current portion (1)	(8.8)	(7.8)
Net investment in sales-type leases, less current portion (1)	$21.7	$15.7

(1)     The current and long-term portions were recorded in Trade receivables and Other assets, respectively, in the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of March 31, 2012 and December 31, 2011, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 12 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Accrued rebates	$128.0	$129.5
Income taxes payable	8.5	10.6
Product recall and other related accruals	63.3	58.6
Accrued returns	23.4	27.4
All other	251.6	230.8
Total Other accrued liabilities	$474.8	$456.9

Note 13 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Accrued post-retirement medical and dental costs	$54.3	$53.7
Pension liabilities	90.1	93.2
Unrecognized tax benefits, including penalties and interest	70.2	67.5
Product recall and other related accruals	9.7	14.5
Accrued returns	4.8	4.8
All other	39.3	42.0
Total	$268.4	$275.7

Note 14 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three months ended March 31, were as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2012	2011	2012	2011
Service cost for benefits earned during the period	$0.3	$0.3	$—	$—
Interest cost on projected benefit obligations	6.0	6.4	0.6	0.7
Expected return on plans' assets	(8.1)	(8.6)	—	—
Net amortization	4.7	2.6	0.2	0.1
Net cost	$2.9	$0.7	$0.8	$0.8

Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations. In addition, Hospira does make discretionary contributions when management deems it is prudent to do so. Based on current Federal laws and regulations, Hospira does not have a requirement to make a cash contribution to its U.S. pension plan in 2012 nor does Hospira expect to make any discretionary cash contributions in 2012.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended March 31, 2012 and 2011 were $9.4 million and $8.0 million, respectively.

Note 15 — Short-term Borrowings and Long-term Debt

As of March 31, 2012, Hospira had a $1.0 billion unsecured revolving credit facility maturing in October 2016 with no amounts outstanding.

During the three months ended March 31, 2012, Hospira increased borrowings by $27.5 million net, to support non-U.S. operations including capacity expansion in India and product supply in Latin America.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of March 31, 2012, Hospira was in compliance with all applicable covenants.

Note 16 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

During the three months ended March 31, 2011, an Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement was a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million was recognized in the results for the three months ended March 31, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts. The IRS commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns in March 2011.

Hospira remains open to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2005 forward in Canada, for years 2006 forward for Italy, for years 2007 forward for Australia, for years 2008 forward for the U.S. and for years 2009 forward for the United Kingdom. In addition, various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Note 17 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2012 and December 31, 2011, 178.1 million and 177.8 million common shares were issued and 165.1 million and 164.7 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock, under which Hospira received 3.7 million shares. No repurchases were made during the three months ended March 31, 2012. Hospira from time to time may repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors.

Note 18 — Accumulated Other Comprehensive (Loss), net of tax

Accumulated other comprehensive (loss), net of taxes, consists of the following:

	March 31,	December 31,
(dollars in millions)	2012	2011
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$89.4	$47.9
Cumulative retirement plans unrealized losses, net of taxes $86.3 million and $89.0 million, respectively	(144.2)	(147.7)
Cumulative unrealized gains on marketable equity securities, net of taxes $0.0 million	4.7	0.9
Cumulative gains on terminated cash flow hedges, net of taxes $(0.4) million and $(0.4) million, respectively	0.7	0.6
Accumulated Other Comprehensive (Loss)	$(49.4)	$(98.3)

Note 19 — Earnings per Share

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

(shares in millions)	2012	2011
Weighted average basic common shares outstanding	164.6	166.8
Incremental shares outstanding related to stock-based awards	1.2	3.4
Weighted average dilutive common shares outstanding	165.8	170.2

The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 7.9 million and 0.4 million for the three months ended March 31, 2012 and 2011, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 20 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $10.4 million and $13.7 million was recognized for the three months ended March 31, 2012 and 2011, respectively. The related income tax benefit recognized was $3.4 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $88.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

During the three months ended March 31, 2012, 2.7 million options were granted to certain employees primarily for the 2012 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises. Included in the above option awards are 140,000 options that have a five year term, and will vest and become exercisable if the average stock price over a thirty consecutive day period is at or above the vesting trigger price.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three months ended March 31, were as follows:

	2012	2011
Volatility	31.3%	29.3%
Expected life (years)	4.8	4.8
Risk-free interest rate	0.9%	2.2%
Dividend yield	0.0%	0.0%
Fair value per stock option	$10.03	$15.37

Performance Share Awards

During the three months ended March 31, 2012, 324,368 performance share awards were granted to key members of management. These awards vest at the end of the three-year performance cycle. The amount of awards earned is based on a formula measuring performance using relative total shareholder return over interim annual periods and the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants, were as follows:

	2012	2011
Volatility	27.3%	34.7%
Risk-free interest rate	0.4%	1.2%
Dividend yield	0.0%	0.0%
Fair value per performance share	$51.39	$61.64

Restricted Stock

During the three months ended March 31, 2012, 30,910 restricted stock awards were granted to key members of management. Hospira issues restricted stock with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted stock granted during the first quarter of 2012 was $35.55 per grant.

Note 21 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira has been named as a defendant in a lawsuit alleging generally that the spin-off of Hospira from Abbott resulted in a mass termination of employees so as to interfere with the future attainment of benefits in violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit was filed on November 8, 2004 in the U.S. District Court for the Northern District of Illinois, and is captioned: Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. Plaintiffs generally seek reinstatement in Abbott benefit plans, disgorgement of profits and attorneys fees. On November 18, 2005, the complaint was amended to assert an additional claim against Abbott and Hospira for breach of fiduciary duty under ERISA. Hospira has been dismissed as a defendant with respect to the fiduciary duty claim. By Order dated December 30, 2005, the Court granted class action status to the lawsuit. As to the sole claim against Hospira, the court certified a class defined as: “all employees of Abbott who were participants in the Abbott Benefit Plans and whose employment with Abbott was terminated between August 22, 2003 and April 30, 2004, as a result of the spin-off of the HPD [Hospital Products Division] /creation of Hospira announced by Abbott on August 22, 2003, and who were eligible for retirement under the Abbott Benefit Plans on the date of their terminations.” Trial of this matter has concluded. On April 22, 2010, the court issued a ruling in favor of Hospira and Abbott on all counts. Plaintiffs appealed that verdict. On February 3, 2012, the United States Court of Appeals for the Seventh Circuit issued its opinion upholding the trial court’s verdict in favor of Hospira and Abbott. In 2008, Hospira received notice from Abbott requesting that Hospira indemnify Abbott for all liabilities that Abbott may incur in connection with this litigation. Hospira denies any obligation to indemnify Abbott for the claims asserted against Abbott in this litigation.

Hospira is involved in patent litigation in the U.S. and elsewhere concerning Hospira’s attempts to market, and the marketing of, the generic oncolytic drug docetaxel. In the United States, Hospira was sued for patent infringement in the United States District Court for the District of Delaware: Aventis Pharma, S.A., et al. v. Hospira, Inc. (D. Del. 2008). The plaintiffs alleged that Hospira’s docetaxel products, if marketed in the U.S., would infringe U.S. patents 5,714,512 and 5,750,561. Plaintiffs sought injunctive relief to prevent approval and marketing of Hospira’s products. A trial was held in this matter and on September 27, 2010, the U.S. District Court issued its decision in favor of Hospira, finding that the asserted claims of the patents were both invalid and unenforceable. Plaintiffs appealed that decision to the United States Court of Appeals for the Federal Circuit. On April 9, 2012, the Federal Circuit issued its opinion affirming the trial court’s ruling in favor of Hospira in all respects.

Hospira is involved in two patent lawsuits concerning Hospira’s PrecedexTM (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (“214”) (expires July 15, 2013) and 6,716,867 (“867”) (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz has filed an abbreviated new drug application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) for a generic version of PrecedexTM. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz’s ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012 the court issued its opinion. The court ruled that: (i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid as obvious. Hospira will take appropriate legal actions to continue to defend the 867 patent. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco’s “Paragraph IV” notice indicating that Caraco has filed an ANDA with the FDA for a generic version of PrecedexTM. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco’s ANDA has received tentative approval from the FDA. Trial is scheduled for early 2013.

Hospira and certain of its corporate officers and former corporate officer are defendants in two lawsuits that allege violations of the Securities and Exchange Act of 1934. The cases are City of Sterling Heights General Employees’ Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E.Werner and Christopher B. Begley, filed November 21, 2011 and pending in the United States District Court for the Northern District of Illinois; and IUE-CWA Local 475 Pension Plan, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner and Christopher B. Begley, filed December 9, 2011 and pending in the United States District Court for the Northern District of Illinois. Both lawsuits allege, generally that the defendants issued materially false and misleading statements regarding Hospira’s financials and business prospects and failed to disclose material facts affecting Hospira’s financial condition. Both lawsuits allege a class period from March 24, 2009 (the announcement of Project Fuel) through October 17, 2011 (Hospira announced preliminary financial results for the third quarter of 2011 on October 18, 2011). The lawsuits seek class action status and damages including interest, attorneys’ fees and costs.

Hospira has been named as a nominal defendant in three shareholder derivative lawsuits which name as defendants certain Hospira executives, certain former executives and members of Hospira’s Board of Directors. The cases are: Robert J. Casey, II, Derivatively on Behalf of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Sumant Ramachandra, Ron Squarer, Terrence C. Kearney, John C. Staley, Irving W. Bailey, II, Connie R. Curran, Mark F. Wheeler, Barbara L. Bowles, Roger W. Hale, Jacque J. Sokolov, Heino von Prondzynski, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant), filed in December, 2011 in the United States District Court for the Northern District of Illinois; Lori Ravenscroft Geare, Derivatively on Behalf of Hospira, Inc. v. F. Michael Ball, Thomas E. Werner, Christopher B. Begley, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney and Brian J. Smith and Hospira, Inc. (Nominal Defendant) also filed in December of 2011 in the United States District Court for the Northern District of Illinois; and Charles L. Currie and Cheryl E. Currie v. Christopher B. Begley, Irving W. Bailey, II, Roger W. Hale, F. Michael Ball, Barbara L. Bowles, Connie R. Curran, Heino von Prondzynski, William G. Dempsey, Jacque J. Sokolov, M.D., John C. Staley, Mark F. Wheeler, M.D., Thomas E. Werner, Terrence C. Kearney, Ronald Squarer and Sumant Ramachandra, M.D. and Hospira, Inc. (Nominal Defendant), filed in December, 2011 in the Circuit Court of Kane County, Illinois. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira. On April 9, 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding “Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures”. The letter requests investigation of matters entirely covered by the securities and derivative lawsuits that were previously filed, as set forth above.

Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations), warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at March 31, 2012 and December 31, 2011, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 22 — Segment Information

Hospira conducts operations worldwide and manages in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan and Australia. Hospira has five reporting units: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated U.S., Canada, and Latin America within the Americas reportable segment. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended March 31:

	Net Sales		Income (Loss) from Operations
(dollars in millions)	2012	2011	2012	2011

Americas	$770.3	$808.9	$90.1	$205.3
EMEA	127.9	120.0	(4.1)	(8.0)
APAC	67.7	73.4	(7.6)	4.0

Total reportable segments	$965.9	$1,002.3	78.4	201.3

Corporate functions			(21.3)	(23.8)
Stock-based compensation			(10.4)	(13.7)
Income from operations			46.7	163.8
Interest expense and other expense (income), net			(23.6)	(21.2)

Income before income taxes			$23.1	$142.6

Entity wide disclosures:

Long-lived assets in India were $225.6 million and $196.0 million as of March 31, 2012 and December 31, 2011, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to remediate quality, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. (“Hospira”) intends that these forward looking statements be covered by the safe harbor provisions for forward looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward looking statements. You should be aware that these statements and any other forward looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: (i) the continuing growth of our currently marketed products and developments with competitive products; (ii) additional actions, legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira’s business; (iii) product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation or declining sales; (iv) Hospira’s ability to protect intellectual property rights, including the patents related to PrecedexTM; (v) future actions of the U.S. Food and Drug Administration (“FDA”) or any other regulatory body that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; (vi) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development; (vii) the availability and pricing of acceptable raw materials and component supply; and (viii) Hospira’s ability to realize the anticipated benefits of its continuous improvement initiatives.

Other important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2011(the “2011 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward looking statements contained in this report.

Overview

Hospira is a global provider of injectable drugs and infusion technologies that develops, manufactures, distributes and markets products. Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs. Hospira’s portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira’s portfolio of products is used by hospitals and alternate site providers, such as clinics, home health care providers and long-term care facilities.

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

Generic Pharmaceutical Product Development

In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira’s portfolio. As of March 31, 2012, Hospira’s generic pharmaceutical pipeline consisted of 76 compounds.

Biosimilar Product Development

As of March 31, 2012, Hospira’s biosimilar pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of 11 compounds and updates for certain products in the pipeline include the following:

•                  Celltrion completed its development program for one of these biosimilars, infliximab, and submitted the dossier to the European Medicines Agency in March 2012. Celltrion is in the process of completing its development program for a second biosimilar, trastuzumab.

•                  In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. Hospira will continue this development program into 2013.

Proprietary Pharmaceutical Product Development

As of March 31, 2012, Hospira has in development/co-development the following proprietary pharmaceutical products:

•                  PrecedexTM is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

•                  in 2007, Hospira completed its clinical program for the long-term use of PrecedexTM (greater than 24 hour infusion), and has responded to the Complete Response letter from the FDA (it has achieved approval of this indication in certain markets outside the U.S.);

•                  in 2009, Hospira began clinical trials in its Phase III development for the use of PrecedexTM in the pediatric setting. Hospira is in the process of completing this program in preparation for submission to the FDA;

•                  in 2011, Hospira began clinical trials in Japan in its Phase III development for a procedural sedation indication in the use of PrecedexTM. Hospira is in the process of completing this program in preparation for submission to the Pharmaceuticals and Medical Devices Agency of Japan.

•                  DylojectTM is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a Complete Response Letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

In 2010, Hospira entered into a licensing agreement with DURECT Corporation (“DURECT”) to develop and market DURECT’s POSIDURTM, which was under Phase III development at the time Hospira entered into the agreement. In January 2012, DURECT announced the top-line results from the Phase III clinical study, which did not reach statistical significance. In March, 2012, Hospira and DURECT entered into an agreement that terminates Hospira’s rights and obligations with respect to POSIDURTM going forward.

In January 2012, Hospira and Kiadis Pharma B.V. entered into an agreement that terminates Hospira’s obligations with respect to ATIR™ (a personalized hematology product designed for blood cancer patients in need of allogeneic bone marrow transplantation) going forward. The termination agreement contains provisions which allow Hospira to collect royalty payments should ATIR™ be commercialized in the future.

Device Product Development

Hospira’s key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

In 2011, Hospira submitted a 510(k) application with the FDA for modifications to its SymbiqTM infusion system. In March 2012, Hospira received regulatory clearance from the FDA under the new draft FDA regulatory guidance for 510(k) infusion pump submissions. Hospira is currently working with existing customers to upgrade SymbiqTM devices in the market and Hospira expects to begin shipments of new devices to customers in the second quarter of 2012. The FDA clearance for SymbiqTM is not expected to significantly impact Hospira’s 2012 financial results.

Research and Development Expense

Research and development (“R&D”) expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the three months ended March 31, 2012, specific project costs included EPO Phase III U.S. clinical trial expenses which were 9.1% of total R&D expense and are expected to increase in future periods in 2012. Other than EPO Phase III costs, the costs attributable to a specific project are not individually material to Hospira’s R&D expense line item for the periods presented.

Hospira’s R&D expenses for the three months ended March 31, 2012 and 2011 were $69.1 million and $56.9 million, respectively. As a percentage of Net sales, R&D expenses were 7.2% and 5.7% as of March 31, 2012 and 2011, respectively. From time to time, Hospira may enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira expects that R&D as a percentage of net sales may increase up to 8% of net sales over the next two to three years to support Hospira’s strategy to expand and advance its generic pharmaceutical and biosimilar product portfolio, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

For information related to Hospira’s patents, see the section captioned “Patents, Trademarks and Other Intellectual Property” in Hospira’s 2011 Form 10-K. For further information related to certain of Hospira’s development agreements for biosimilars and proprietary pharmaceuticals, see the section captioned “Product Development” and Note 4 to the financial statements in Hospira’s 2011 Form 10-K.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, manufacturing start-up, product validation and registration charges, other asset charges, exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in Vishakhapatnam (“Vizag”), India of specialty injectable manufacturing capacity. Capital expenditures and related start-up charges are anticipated for this three to five year project, with the first commercial product release expected in 2014. In aggregate, Hospira estimates India capacity expansion capital expenditures of $275 million to $325 million. For the India capital expansion, capital expenditures are $99.7 million aggregate to date and approximately $105 million to $125 million is expected to be incurred in 2012 with decreasing amounts in years thereafter. In the three months ended March 31, 2012, capital expenditures were $19.7 million. In addition, Hospira initiated plans to qualify and validate manufacturing and related activities for certain oncology compounds at Hospira’s Joint Venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in Ahmedabad, India over the next three years. For both this and the above Vizag, India capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product related) and registration charges in the aggregate of approximately $100 million to $120 million, for which timing will lag facility construction. In aggregate, charges incurred through March 31, 2012 were $5.7 million, primarily related to start-up and facility validation. In the three months ended March 31, 2012 and 2011, charges were $1.9 million and $0.0 million, respectively. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects.

Furthermore, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as remediation activities and timelines as discussed in the section captioned “Certain Quality and Product Related Matters” in this Item 2.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate charges related to this action of $42.5 million. These charges included aggregate restructuring charges of $27.8 million. During the three months ended March 31, 2011, Hospira incurred restructuring costs of $1.1 million in the Americas segment (includes the United States, Canada and Latin America), with $0.3 million reported as restructuring costs.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate charges related to these actions of $132.5 million on a pre-tax basis. These charges included aggregate restructuring costs and other asset charges of $72.0 million on a pre-tax basis. During the three months ended March 31, 2011, Hospira incurred charges of $9.6 million, with $3.4 million reported as restructuring costs.

Other restructuring

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations. During the three months ended March 31, 2011, Hospira incurred costs of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations. No additional restructuring costs are expected to be incurred for these actions.

Financial Related Impact

The net charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income and comprehensive income line items included in Item 1 as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Cost of products sold	$1.9	$5.8
Restructuring, impairment and (gain) on disposition of assets, net	—	11.5
Selling, general and administrative	—	1.2
Total net charges	$1.9	$18.5

As Hospira continues to consider each continuous improvement activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States (“GAAP”), among other factors. For further information regarding the impact of these continuous improvement activities, see Note 2 to the condensed consolidated financial statements included in Item 1.

Certain Quality and Product Related Matters

Hospira’s pharmaceutical and device products are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other governmental authorities. Hospira’s manufacturing and other facilities are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to inspection observations (commonly called Form 483 observations in the U.S.), warning letters, consent decrees, voluntary or involuntary product recalls, injunctions to halt production and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations. Any of these regulatory enforcement actions as well as Hospira’s inspections, reviews and commitments may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes.

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

In January 2011, the FDA completed a follow-up inspection at the Clayton facility to evaluate Hospira’s corrective actions in response to items raised in the Warning Letter. The FDA did not issue a Form 483 related to this Clayton inspection. The FDA completed a follow-up inspection at the Rocky Mount facility in May 2011, and issued a Form 483 listing observations related to certain quality systems, facilities, and operating procedures. In August 2011, the FDA completed an additional inspection at the Rocky Mount facility, which resulted in additional Form 483 observations that identified further areas for remediation and improvement. Hospira is implementing a comprehensive remediation plan, including obtaining the assistance of third party subject matter experts to help Hospira address the FDA’s concerns. Hospira has implemented certain interim oversight controls, including third party oversight; product assessments; retrospective reviews of laboratory results related to out of specification findings and investigations; and the development and implementation of a comprehensive laboratory action plan. Hospira also has implemented significant management changes to the Rocky Mount facility’s leadership team. These remediation activities caused and continue to cause slowdowns at the Rocky Mount facility beginning in the third quarter of 2011, resulting in drug shortages and costs associated with reduced production volume.

In March 2012, the FDA conducted a focused inspection at the Clayton facility and issued a Form 483 with one observation. The Form 483 observation related to the thoroughness of certain of Hospira’s internal investigations. Hospira has responded to the FDA’s observation and is committed to improving the thoroughness of all of its investigations.

Hospira will continue to interact and work closely with the FDA to ensure that all items cited during inspections and noted in Form 483s and the Warning Letter are appropriately addressed. Hospira has disclosed information about the Form 483 observations relevant to the Clayton and Rocky Mount facilities because of the April 2010 Warning Letter. Hospira is also working to ensure all of its manufacturing facilities and quality policies, procedures and processes align with the commitments made to the FDA related to the Warning Letter.

During the three months ended March 31, 2012 and 2011, Hospira recognized charges specific to the aforementioned matters, in Cost of products sold, of $36.8 million and $0.0 million, respectively, for third party oversight and consulting, costs associated with reduced production volume, higher inventory loss and penalties for failure to supply product to certain customers.

SymbiqTM Infusion Pumps

In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to new customers pending FDA regulatory clearance of a 510(k) application for software updates to enhance the reliability of the infusion system, and to correct several recall issues impacting the device. Hospira submitted the SymbiqTM 510(k) application with the FDA in March 2011 under the FDA’s new draft FDA regulatory guidance for 510(k) infusion pump submissions. Hospira has also submitted the appropriate applications for modifications to its SymbiqTM infusion system to regulatory agencies in various countries.

In March 2012, Hospira received regulatory clearance from the FDA for the SymbiqTM 510(k). Hospira is currently working with existing customers to upgrade SymbiqTM devices in the market, and Hospira expects to begin shipments of new devices to previously contracted customers in the second quarter of 2012. Through March 31, 2012, Hospira incurred charges of $10.3 million in the aggregate related to the activities associated with the application, including remediation activities for the devices in the market. In the three months ended March 31, 2012 and 2011, Hospira incurred charges of $4.6 million and $0.4 million, respectively.

PlumTM Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a number of customer reports associated with the Plum A+TM and Plum XLTM family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue. For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly. For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time. Plum XLTM customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM and Plum XLTM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any PlumTM pumps from the market or halt production. In 2010, Hospira recognized a charge of $26.0 million for the estimated costs of the field recall. In 2011, Hospira recognized an additional charge of $12.5 million based on its current recall plan, and began the replacement of components for the Plum A+TM and expects the deployment activities to extend into 2013. No incremental recall related charges were incurred during the three months ended March 31, 2012 for the PlumTM infusion pumps.

Comprehensive Medication Management Product Review

In connection with certain matters above, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products. The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews will also include retrospective assessments of customer experiences with these products for the preceding two years. The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products. The product reviews (retrospective assessments and related investigations) and remediation are ongoing. The initial retrospective assessments were completed on PlumTM, patient controlled analgesia (PCA) devices, GemStarTM, Acclaim infusion devices, suction containers and administrative sets. For these products, investigations are underway. All retrospective assessments are expected to be completed by the end of 2012. Certain remediation actions, such as product recalls, corrective field actions or preventative actions, for Hospira’s medication management products have been, and may be required upon finalization of the product reviews, investigations and remediation milestones. Hospira expects that the product reviews will be completed by 2013 and expects that the remediation actions resulting from these reviews could extend over the next two to three years. Hospira may from time to time be required to submit 510(k) applications for any future improvements, modifications, changes or corrections to its infusion pumps under the FDA’s new guidance for 510(k) infusion pump submissions.

In the three months ended March 31, 2012 and 2011, Hospira incurred charges of $3.5 million and $0.0 million, respectively, primarily for product reviews and for certain remediation actions, including recalls. These remediation charges are based on management’s best estimate of the committed corrective actions and consist primarily of development costs to address any identified issues, and costs for the deployment to the impacted customer base.

Financial Related Impact

Beginning in 2011, Hospira expects to incur over the next two to three years, aggregate pre-tax charges related to these certain quality and product related matters in the range of $300 million to $375 million, of which Hospira incurred an aggregate of $159.5 million through March 31, 2012. The amount, timing and recognition of charges associated with these matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. There can be no assurance that Hospira will not incur additional charges should additional product related matters arise or further enforcement action be taken by regulatory agencies. Further, costs for long-term solutions and product improvements will depend on various production and quality development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required, see matters discussed in section “Facilities Optimization and Capacity Expansion” in this Item 2.

Due to the complexity and depth of these anticipated remediation activities, and dependent upon the schedules for remediation, and the product assessment outcomes, these matters have and may continue to adversely impact production, including causing further reduced production volumes, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or product failing to meet specifications. These quality matters have and may lead to further remediation actions, including recalls or other corrective actions or further adverse regulatory actions. Additionally, these quality matters have adversely impacted, and may impact further, Hospira’s net sales and ability to market certain products in all segments and impact future cash flows. Further, these quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders, customer accommodations and penalties for failure to supply products.

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011 by product and remediation area as follows:

	Certain Quality and Product
	Related Matters
	Three Months Ended March 31,
(dollars in millions)	2012	2011
Warning Letter
Inventory charges	$3.4	$—
Third party oversight and consulting	18.6
Other charges	14.8	—
Medication Management Product Review & Remediation
Symbiq charges	4.6	0.4
Plum and Other Device charges	3.5	—
Quality Investments(1)	3.4	—
Total Charges	$48.3	$0.4

(1)                                  The amounts include certain investments to enhance quality processes, consulting and personnel related costs such as labor, overhead, testing, and materials related to product review, assessment and remediation activities related to these matters that are part of Hospira’s existing operations. Hospira’s overall costs of quality operations, which have been and may continue to be impacted by these matters, are not included in the estimated range or the charges scheduled above for these certain quality and product related matters.

Regulatory Environment and Related Impact

Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to medication management products or the matters included in the Warning Letter. For more information about risks related to these matters, see the section captioned “Hospira’s issues with its quality systems and processes could have an adverse effect upon Hospira’s business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products” in “Item 1A Risk Factors” of Hospira’s 2011 Form 10-K.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with companies with branded products over our efforts to market generic pharmaceutical products and with companies regarding the PrecedexTM patents. For more information about risks related to these matters, see the sections captioned “If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed” and “If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products” in “Item 1A Risk Factors” of Hospira’s 2011 Form 10-K. In April, 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and is expected to re-launch its products pursuant to a royalty-free license on August 9, 2012; however, greater competition is expected upon relaunch.

For further details regarding Hospira’s patents and other patent related litigation, see Note 21 to the condensed consolidated financial statements included in “Item 1. Financial Statements” of this document.

Results of operations for the three months ended March 31, 2012 compared to March 31, 2011

Net Sales

A comparison of product line sales is as follows:

Hospira, Inc.

Net Sales by Product Line

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
			Percent Change	Percent Change
			at Actual	at Constant
	2012	2011	Currency Rates	Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$457.7	$511.3	(10.5)%	(10.1)%
Medication Management	213.2	196.0	8.8%	9.1%
Other Pharma	99.4	101.6	(2.2)%	(2.1)%
Total Americas	770.3	808.9	(4.8)%	(4.4)%

Europe, Middle East & Africa ("EMEA")—
Specialty Injectable Pharmaceuticals	76.2	68.5	11.2%	15.6%
Medication Management	30.8	33.8	(8.9)%	(5.3)%
Other Pharma	20.9	17.7	18.1%	21.5%
Total EMEA	127.9	120.0	6.6%	10.6%

Asia Pacific ("APAC")—
Specialty Injectable Pharmaceuticals	52.5	58.8	(10.7)%	(13.4)%
Medication Management	12.2	10.4	17.3%	14.4%
Other Pharma	3.0	4.2	(28.6)%	(31.0)%
Total APAC	67.7	73.4	(7.8)%	(10.6)%

Net Sales	$965.9	$1,002.3	(3.6)%	(3.1)%

Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing.

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

Net sales in all segments were adversely impacted due to the ongoing quality remediation efforts and Hospira’s inability to timely ship certain products to the market and to gain regulatory approval for certain new products.

Americas

Net sales in the Americas segment decreased 4.8%, or 4.4% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals decreased primarily due to expected lower volume and price erosion for docetaxel compared to the initial launch period in 2011. However, subsequent to the initial launch period, docetaxel net sales trend has remained strong with volume and price stabilizing as the generic market matures. Net sales were also lower due to similar progression for new product launches in prior periods and supply constraints for certain products related to quality remediation efforts. These decreases were partially offset by continued volume growth of proprietary sedation drug PrecedexTM. Medication Management net sales were higher primarily due to increased sales volumes for PlumTM infusion pumps resulting from positive advancements in quality remediation efforts. Net sales in Other Pharma slightly decreased primarily due to lower contract manufacturing volumes due to supply constraints related to remediation efforts at various facilities.

EMEA

Net sales in the EMEA segment increased 6.6% or 10.6% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to continued strong sales volume of generic meropenem, launched in 2011, and biosimilar NivestimTM, launched in 2010. This increase was slightly offset by price decreases resulting from competition for certain existing oncology products. Medication Management net sales were lower due primarily to decreased volumes of PlumTM dedicated administration sets.

APAC

Net sales in the APAC segment decreased 7.8% or 10.6% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased primarily due to price and volume decreases of docetaxel, and timing of wholesaler buying. In Japan, Hospira’s net sales trend remained strong for Hospira’s proprietary sedation drug PrecedexTM. Medication Management net sales were higher primarily due to increased sales volumes for PlumTM infusion devices.

Gross Profit (Net sales less Cost of product sold)

			Percent
Three months ended March 31 (dollars in millions)	2012	2011	change
Gross profit	$300.0	$399.1	(24.8)%
As a percent of net sales	31.1%	39.8%

Gross profit decreased $99.1 million, or 24.8%, for the three months ended March 31, 2012, compared with the same period in 2011.

Gross profit decreased in the first quarter of 2012 primarily due to lower sales volume and charges associated with certain quality and product related matters as well as higher inventory loss due to spoilage, excess and obsolescence. In addition, gross profit decreased due to lower docetaxel sales, partially offset by strong PrecedexTM sales in the U.S.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

			Percent
Three months ended March 31 (dollars in millions)	2012	2011	change
Restructuring, impairment and (gain) on disposition of assets, net	$—	$13.2	(100.0)%
As a percent of net sales	0.0%	1.3%

Restructuring, impairment and (gain) on disposition of assets, net was $13.2 million for the three months ended March 31, 2011 and was primarily due to distributor contract termination costs of $7.8 million for restructuring of certain Latin America operations.

Research and Development

			Percent
Three months ended March 31 (dollars in millions)	2012	2011	change
Research and development	$69.1	$56.9	21.4%
As a percent of net sales	7.2%	5.7%

R&D increased $12.2 million, or 21.4%, for the three months ended March 31, 2012, compared with the same period in 2011 primarily due to higher spending in 2012 on generic product development and on clinical trials for certain biosimilar pharmaceutical product development.

Selling, General and Administrative

			Percent
Three months ended March 31 (dollars in millions)	2012	2011	change
Selling, general and administrative	$184.2	$165.2	11.5%
As a percent of net sales	19.1%	16.5%

Selling, general and administrative increased $19.0 million, or 11.5%, for the three months ended March 31, 2012, compared with the same period in 2011. The increase was due to higher costs associated with certain sales and promotional expenses for various products including PrecedexTM and higher costs for various matters including compensation, legal and continuous improvement activities.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $22.2 million for the three months ended March 31, 2012 and $23.4 million in the same period in 2011. Other expense (income), net was $1.4 million for the three months ended March 31, 2012 compared to income of ($2.2) million for the three months ended March 31, 2011.

Income Tax (Benefit) Expense

The effective tax rate was a benefit of 17.3% for the three months ended March 31, 2012, compared to an expense of 6.9% for the same period in 2011. During the three months ended March 31, 2012, the effective tax benefit resulted from higher quality and product related expenses incurred in higher tax rate jurisdictions. For the three months ended March 31, 2011, the Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement resulted in a $19.7 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the three months ended March 31, 2011 was an expense of 20.8%. The effective tax rates are less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $13.1 million during the three months ended March 31, 2012 compared to $17.2 million for the same period in 2011. The decrease is primarily due to lower income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011.

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

Hospira has incurred and expects to incur further charges and higher capital expenditures related to certain quality and product related matters, facility modernization, and capacity expansion activities that will require cash outflows in the future. These matters are further discussed under sections “Certain Quality and Product Related Matters” and “Facilities Optimization and Capacity Expansion” in this Item 2, respectively. Hospira currently believes current capital resources will be sufficient to fund capital expenditures, and costs associated with these activities.

In September 2011, Hospira advanced $50 million to a supplier for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for these products may be required in 2012 and 2013 and timing is based on estimated regulatory approval dates and commercial launch dates. Hospira may elect to distribute and market additional products sourced from this same supplier which would require additional advances.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts (“ASR”) with a third party financial institution to repurchase

$200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization, the timing of which will depend on various economic factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. No common stock repurchases were made during the three months ended March 31, 2012.

Summary of Cash Flows

	Three Months Ended March 31,
(dollars in millions)	2012	2011
Cash flow provided by (used in):
Operating activities	$87.0	$6.1
Investing activities	(67.8)	(51.4)
Financing activities	32.6	31.8

Cash flows from operating activities increased for the three months ended March 31, 2012, compared with the same period in 2011. Lower working capital investments in 2012 including investments in inventory and accounts receivable offset the decline in operating earnings. The three months ended March 31, 2012, and to a greater extent, the same period in 2011, were impacted by higher inventory levels related to increased cycle times. The three months ended March 31, 2011 included higher accounts receivable driven by the launch of docetaxel in the U.S in March 2011.

Cash flows used in investing activities increased during the three months ended March 31, 2012, primarily due to less proceeds from dispositions of assets and higher capital expenditures.

Cash flows from financing activities for the three months ended March 31, 2012 remained flat compared with the same period in 2011. During the three months ended March 31, 2012, Hospira increased borrowings by $27.5 million, net to support non-U.S. operations including capacity expansion in India and product supply in Latin America. This increase was offset by lower stock option exercises during the three months ended March 31, 2012 compared to the same period in 2011.

Debt and Capital

Hospira has a $1.0 billion unsecured revolving credit facility expiring in October 2016 under which no amounts were outstanding as of March 31, 2012.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of March 31, 2012, Hospira was in compliance with all applicable covenants.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2011 Form 10-K. Other than described above, there have been no material changes to the short-term borrowing information provided in Hospira’s 2011 Form 10-K.

The following table is a summary of information related to Hospira’s short-term borrowings:

Other
(dollars in millions)	Borrowings
Three months ended March 31, 2012
Outstanding balance at period end	$67.2
Weighted average interest rate at period end	6.6%
Average monthly balance during the period end	$62.4
Weighted average interest rate during the period end	5.9%
Maximum month-end balance during the period end	$69.9

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2011 Form 10-K.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to Hospira’s consolidated financial statements, which are included in Hospira’s 2011 Form 10-K. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7 in the 2011 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at March 31, 2012 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $1.5 million would increase by $24.3 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at March 31, 2012 by replacing the actual exchange rates at March 31, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

There have been no other material changes to the information provided in Item 7A to Hospira’s 2011 Form 10-K.

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

Changes in internal controls. During the first quarter of 2012, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting. Hospira has an initiative to implement a new revenue management information system in its U.S. operations in 2012. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation occurs.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 21 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

			Total Number
			of Shares	Maximum Number
			Purchased as	(or Approximate
			Part of	Dollar Value) of
			Publicly	Shares that May
	Total Number		Announced	Yet be Purchased
	of Shares	Average Price	Plans or	Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs (2)
January 1-January 31, 2012	2,000	$32.38	—	$800,000,000
February 1-February 29, 2012	2,900	$36.53	—	$800,000,000
March 1-March 31, 2012	2,500	$36.81	—	$800,000,000
Total	7,400	$35.50	—	$800,000,000

(1)          These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

(2)          In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Hospira from time to time may repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: May 1, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Summary of 2012 Terms of Employment for Named Executive Officers.*

10.2	Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for award made to F. Michael Ball on or after March 1, 2012.*

10.3	Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to officers on or after March 1, 2012.*

10.4	Form of Non-Qualified Performance Stock Option Terms for an award made to F. Michael Ball on March 1, 2012.*

10.5	Form of Non-Qualified Stock Option Terms for an award made to F. Michael Ball on March 1, 2012.*

10.6	Form of Agreement between Hospira, Inc. and Richard Davies and Zena Kaufman regarding change in control.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 1, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income and comprehensive income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*  Management compensatory plan or arrangement.