Form 10-Q
period 2012-06-30
HOSPIRA INC
filed 2012-08-01
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 30, 2012, Registrant had outstanding 165,112,436 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,033.3	$1,064.1	$1,999.2	$2,066.4

Cost of products sold	749.8	650.7	1,415.7	1,253.9
Restructuring, impairment and (gain) on disposition of assets, net	32.2	1.5	32.2	14.7
Research and development	83.6	65.8	152.7	122.7
Selling, general and administrative	169.9	155.6	354.1	320.8
Total operating costs and expenses	1,035.5	873.6	1,954.7	1,712.1
(Loss) Income From Operations	(2.2)	190.5	44.5	354.3

Interest expense	21.0	23.9	43.3	47.3
Other expense (income), net	8.6	(2.0)	9.9	(4.2)
(Loss) Income Before Income Taxes	(31.8)	168.6	(8.7)	311.2
Income tax (benefit) expense	(22.3)	36.7	(26.4)	46.6
Equity income from affiliates, net	(7.0)	(11.7)	(20.1)	(28.9)
Net (Loss) Income	$(2.5)	$143.6	$37.8	$293.5

(Loss) Earnings Per Common Share:
Basic	$(0.02)	$0.86	$0.23	$1.76
Diluted	$(0.02)	$0.85	$0.23	$1.73
Weighted Average Common Shares Outstanding:
Basic	165.1	166.1	164.9	166.5
Diluted	165.1	169.0	165.9	169.6

Comprehensive (Loss) Income:
Foreign currency translation adjustments, net of taxes $0.0 million	$(71.3)	$52.2	$(29.8)	$116.8
Pension liability adjustments, net of taxes $(1.8) million and $(1.0) million for the three months ended June 30, 2012 and 2011, respectively, and $(4.5) million and $(2.0) million for the six months ended June 30, 2012 and 2011, respectively.	2.9	1.3	6.4	5.7
Unrealized losses on marketable equity securities, net of taxes $0.0 million	(4.8)	(2.4)	(1.0)	(2.7)
Reclassification of gains on terminated cash flow hedges, net of taxes $0.0 million and $0.0 million for the three months ended June 30, 2012 and 2011, respectively, and $0.0 million and $(0.1) million for the six months ended June 30, 2012 and 2011, respectively.	—	0.1	0.1	0.3
Other comprehensive (loss) income	(73.2)	51.2	(24.3)	120.1
Net (Loss) Income	(2.5)	143.6	37.8	293.5
Comprehensive (Loss) Income	$(75.7)	$194.8	$13.5	$413.6
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flow From Operating Activities:
Net income	$37.8	$293.5
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	82.3	81.7
Amortization of intangible assets	41.8	45.1
Stock-based compensation expense	20.1	23.0
Undistributed equity income from affiliates	(20.1)	(28.9)
Deferred income taxes and other tax adjustments	(25.3)	(24.6)
Impairment and other asset charges	47.0	8.3
Gains on disposition of assets	(0.9)	—
Changes in assets and liabilities-
Trade receivables	3.0	29.1
Inventories	5.6	(173.6)
Prepaid expenses and other assets	(44.9)	(2.7)
Trade accounts payable	(8.5)	(44.9)
Other liabilities	76.4	43.9
Other, net	1.8	3.1
Net Cash Provided by Operating Activities	216.1	253.0
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(137.4)	(138.6)
Purchases of intangibles and other investments	(7.8)	(4.2)
Proceeds from disposition of businesses and assets	8.3	13.3
Net Cash Used in Investing Activities	(136.9)	(129.5)
Cash Flow From Financing Activities:
Other borrowings, net	42.3	6.7
Common stock repurchased	—	(200.0)
Excess tax benefit from stock-based compensation arrangements	1.8	6.8
Proceeds from stock options exercised	4.8	44.0
Net Cash Provided by (Used in) Financing Activities	48.9	(142.5)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	16.1
Net change in cash and cash equivalents	122.8	(2.9)
Cash and cash equivalents at beginning of period	597.5	604.3
Cash and cash equivalents at end of period	$720.3	$601.4

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$51.3	$50.8
Income taxes, net of refunds	$0.7	$31.2
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$720.3	$597.5
Trade receivables, less allowances of $14.3 in 2012 and $15.7 in 2011	630.8	639.9
Inventories	1,012.0	1,027.0
Deferred income taxes	153.9	174.4
Prepaid expenses	79.4	45.9
Other receivables	92.5	86.0
Total Current Assets	2,688.9	2,570.7
Property and equipment, net	1,365.2	1,355.0
Intangible assets, net	313.4	355.8
Goodwill	1,077.3	1,082.9
Deferred income taxes	270.0	232.2
Investments	57.1	48.7
Other assets	142.3	133.8
Total Assets	$5,914.2	$5,779.1
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$78.4	$36.6
Trade accounts payable	226.6	241.3
Salaries, wages and commissions	139.6	113.0
Other accrued liabilities	493.5	456.9
Total Current Liabilities	938.1	847.8
Long-term debt	1,711.3	1,711.9
Deferred income taxes	2.2	5.7
Post-retirement obligations and other long-term liabilities	286.6	275.7
Commitments and Contingencies
Total Shareholders' Equity	2,976.0	2,938.0
Total Liabilities and Shareholders' Equity	$5,914.2	$5,779.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive(Loss)
	Common Stock		Treasury Stock
	Shares	Amount					Total
Balances at January 1, 2012	164.7	$1.8	$(599.8)	$1,746.4	$1,887.9	$(98.3)	$2,938.0
Net income	—	—	—	—	37.8	—	37.8
Other comprehensive (loss)	—	—	—	—	—	(24.3)	(24.3)
Changes in shareholders' equity related to incentive stock programs	0.4	—	—	24.5	—	—	24.5
Balances at June 30, 2012	165.1	$1.8	$(599.8)	$1,770.9	$1,925.7	$(122.6)	$2,976.0

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

Recently Issued and Adoption of New Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles — Goodwill and Other" ("ASU No. 2012-02"). ASU No. 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU No. 2012-02 are effective for reporting periods beginning after September 15, 2012. Hospira does not believe the adoption of ASU No. 2012-02 will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 require disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments affect financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Hospira is currently evaluating the impact of ASU 2011-11 on its consolidated financial statements and related disclosures.

Significant Accounting Policies

Product Recalls and Other Related Costs

Accruals for various product recalls, corrective or preventative actions, and other related costs were $83.9 million and $73.1 million as of June 30, 2012 and December 31, 2011 respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets.

The following summarizes product recalls and other related accrual activity for the six months ended June 30, 2012:

(dollars in millions)
Balances at January 1, 2012	$73.1
Provisions	25.2
Payments	(14.4)
Balances at June 30, 2012	$83.9

Supplier Advances

During the three months ended June 30, 2012, Hospira advanced $30 million to a supplier for the purchase of certain active pharmaceutical ingredients. Total supplier advances were $87.2 million and $63.6 million as of June 30, 2012 and December 31, 2011, respectively, and are included in Prepaid expenses and Other assets, in the condensed consolidated balance sheets, respectively. Supplier advances are generally refundable under certain conditions, interest free, unsecured and subject to credit risk.

Note 2 — Restructuring Actions and Asset Impairments

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base. As part of its strategy to improve margins and cash flows, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, other asset charges, exit costs, contract termination costs and gains or losses on disposal of assets.

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

The following summarizes the Project Fuel restructuring costs and inventory charges (included in Cost of products sold) in aggregate and for 2011:

	Restructuring costs		Inventory Costs
	Aggregate pre-tax restructuring costs		Aggregate pre-tax restructuring costs
(dollars in millions)		2011		2011
U.S., Canada & Latin America ("Americas")	$29.1	$1.7	$19.3	$5.0
Europe, Middle East & Africa ("EMEA")	7.8	1.1	6.4	0.4
Asia Pacific ("APAC")	5.1	0.6	4.3	(0.3)
Total	$42.0	$3.4	$30.0	$5.1

Facilities Optimization

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including automated visual inspection capabilities, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million, which is reported in Restructuring, impairment, and (gain) on disposition of assets, net on the condensed consolidated statements of (loss) income. Hospira will incur lease contract termination charges upon final exit from the operations of approximately $5 million later in 2012.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the six months ended June 30, 2011, Hospira incurred, in the Americas segment, restructuring costs of $0.3 million. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Other Restructuring

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations to reduce complexity, such as optimizing the product portfolio, and improve margins.

In June 2012, Hospira initiated plans to exit a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million, which is reported in Restructuring, impairment and (gain) on disposition of assets, net on the condensed consolidated statements of (loss) income. In addition, Hospira incurred other asset (inventory) charges of $4.9 million, and $0.9 million of contract termination charges related to the product line exit, both of which are reported in Cost of products sold.

During the six months ended June 30, 2011, Hospira incurred costs to terminate distributor contracts in the Americas segment of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net related to the restructuring of certain Latin America operations.

No additional restructuring costs are expected to be incurred for these committed actions.

Note 3 — Collaborative Arrangements

Hospira enters into collaborative arrangements with third parties for product development and commercialization. These arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira’s rights and obligations under these collaborative arrangements vary. These collaborations usually involve various activities including research and development, manufacturing, marketing and sales, and distribution. During 2012, Hospira and DURECT Corporation entered into an agreement that terminates Hospira’s rights and obligations with respect to POSIDUR™ going forward. Also during 2012, Hospira and Ivax International GmbH ("Ivax") (formerly ChemGenex Pharmaceuticals Limited) entered into an agreement that terminates Hospira's rights and obligations with respect to Ivax's oncology product candidate going forward. For a more detailed description of Hospira’s collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2011 Form 10-K.

Note 4 — Investments

Investments include equity-method investments in which Hospira has significant influence but not the majority of the equity or risks and rewards. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. During the six months ended June 30, 2012 and 2011, Equity income from affiliates, net, including the ZHOPL equity investment, was $20.1 million and $28.9 million, respectively, primarily due to the launch of docetaxel in 2011, the majority of which is sourced from ZHOPL.

During the three months ended June 30, 2012, Hospira recognized an impairment charge of $8.4 million in Other expense (income), net to impair a cost-method investment, primarily due to the investment's capital call that indicated a decline in market value.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Six Months Ended June 30,
(dollars in millions)	2012	2011
Revenue	$69.7	$104.4
Operating expenses	17.0	23.9
Operating income	52.7	80.5
Net Income	44.2	76.6

Note 5 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	June 30,			Significant Unobservable Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.8	$—	$2.8	$—
Available-for-sale marketable equity securities	6.8	6.8	—	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2011	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$5.4	$—	$5.4	$—
Available-for-sale marketable equity securities	7.8	7.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.3	—	1.3	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	June 30, 2012		December 31, 2011
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,848.4	$1,700.0	$1,767.3

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

The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	June 30,	December 31,
(dollars in millions)		2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$2.8	$5.4
	Other accrued liabilities	—	1.3

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)		2012	2011	2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income), net	$2.4	$4.4	$6.4	$2.4
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	—	1.4	—	3.0

Note 7 — Inventories

Inventories consist of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Finished products	$451.5	$478.2
Work in process	287.6	259.4
Materials	272.9	289.4
Total inventories	$1,012.0	$1,027.0

Note 8 — Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Property and equipment, at cost	$2,919.8	$2,842.0
Accumulated depreciation	(1,554.6)	(1,487.0)
Total property and equipment, net	$1,365.2	$1,355.0

Note 9 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at December 31, 2011	$1,082.9	$355.8
Additions	—	5.5
Amortization	—	(41.8)
Impairments	—	(2.7)
Currency translation effect and other	(5.6)	(3.4)
Balance at June 30, 2012	$1,077.3	$313.4

Through the six months ended June 30, 2012, Hospira recognized in the Americas segment an intangible impairment charge of $2.7 million reported in Restructuring, impairment and (gain) on disposition of assets, net, related to an anti-infective product right due to increased competition and related pricing impact.

Intangible assets have definite lives and are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally in-process research and development ("IPR&D"), are not amortized until completion and regulatory approval. Intangible asset amortization expense was $20.6 million and $22.9 million for the three months ended June 30, 2012 and 2011, respectively. Intangible asset amortization expense was $41.8 million and $45.1 million for the six months ended June 30, 2012 and 2011, respectively. Intangible asset amortization is estimated at $37.6 million for the remainder of 2012, $74.4 million for 2013, $63.6 million for 2014, $46.6 million for 2015, and $28.1 million for 2016.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Intangible Assets
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(dollars in millions)	2012	2011	2012	2011	2012	2011
Product rights and other	$620.8	$622.5	$(347.9)	$(310.8)	$272.9	$311.7
Customer relationships	31.2	31.2	(16.3)	(14.6)	14.9	16.6
IPR&D	3.7	7.7	—	—	3.7	7.7
Technology	37.5	33.6	(15.6)	(13.8)	21.9	19.8
	$693.2	$695.0	$(379.8)	$(339.2)	$313.4	$355.8

Note 10 — Other assets

Other assets consist of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Supplier advances	$53.9	$60.3
Net investment in sales-type leases	21.7	15.7
All other	66.7	57.8
Total	$142.3	$133.8

Note 11 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Minimum lease payments receivables	$34.8	$26.5
Unearned interest income	(4.1)	(3.0)
Net investment in sales-type leases	30.7	23.5
Current portion (1)	(9.0)	(7.8)
Net investment in sales-type leases, less current portion (1)	$21.7	$15.7

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively, on the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of June 30, 2012 and December 31, 2011, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 12 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Accrued rebates	$143.3	$129.5
Income taxes payable	14.9	10.6
Product recall and other related accruals	64.9	58.6
Accrued returns	23.1	27.4
All other	247.3	230.8
Total Other accrued liabilities	$493.5	$456.9

Note 13 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Accrued post-retirement medical and dental costs	$54.2	$53.7
Pension liabilities	86.4	93.2
Unrecognized tax benefits, including penalties and interest	73.1	67.5
Product recall and other related accruals	19.0	14.5
Accrued returns	5.2	4.8
All other	48.7	42.0
Total	$286.6	$275.7

Note 14 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three and six months ended June 30, were as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Service cost for benefits earned during the period	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligations	6.0	6.4	12.0	12.8
Expected return on plans' assets	(8.1)	(8.6)	(16.2)	(17.2)
Net amortization	4.7	2.6	9.4	5.2
Net cost	$2.9	$0.7	$5.8	$1.4

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Service cost for benefits earned during the period	$—	$—	$—	$—
Interest cost on projected benefit obligations	0.6	0.7	1.2	1.4
Expected return on plans' assets	—	—	—	—
Net amortization	0.2	0.1	0.4	0.2
Net cost	$0.8	$0.8	$1.6	$1.6

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

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended June 30, 2012 and 2011 were $8.7 million and $8.6 million, respectively. For the six months ended June 30, 2012 and 2011, expenses were $18.1 million and $16.6 million, respectively.

Note 15 — Short-term Borrowings and Long-term Debt

As of June 30, 2012, Hospira had a $1.0 billion unsecured revolving credit facility maturing in October 2016 with no amounts outstanding.

During the six months ended June 30, 2012, Hospira increased borrowings, primarily from uncommitted lines of credit, by $42.3 million, net, to support non-U.S. operations.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of June 30, 2012, Hospira was in compliance with all applicable covenants.

Note 16 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

During 2011, an Internal Revenue Service (“IRS”) audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement was a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million was recognized in the results for the six months ended June 30, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts. In March 2011, the IRS commenced the audit of Hospira’s 2008 and 2009 U.S. federal tax returns and field work is in progress.

Hospira remains open to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward for Italy, for years 2007 forward for Australia, for years 2008 forward for the U.S. and Canada and for years 2009 forward for the United Kingdom. In addition, various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Note 17 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2012 and December 31, 2011, 178.2 million and 177.8 million common shares were issued and 165.1 million and 164.7 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock, under which Hospira received 3.7 million shares. No repurchases were made during the six months ended June 30, 2012. Hospira from time to time may repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors.

Note 18 — Accumulated Other Comprehensive (Loss), net of tax

Accumulated other comprehensive (loss), net of taxes, consists of the following:

	June 30,	December 31,
(dollars in millions)	2012	2011
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$18.1	$47.9
Cumulative retirement plans unrealized losses, net of taxes $84.5 million and $89.0 million, respectively	(141.3)	(147.7)
Cumulative unrealized (losses) gains on marketable equity securities, net of taxes $0.0 million	(0.1)	0.9
Cumulative gains on terminated cash flow hedges, net of taxes $(0.4) million and $(0.4) million, respectively	0.7	0.6
Accumulated Other Comprehensive (Loss)	$(122.6)	$(98.3)

Note 19 — (Loss) Earnings per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the number of weighted average common shares outstanding during the reporting period. Diluted (loss) earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted (loss) earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2012	2011	2012	2011
Weighted average basic common shares outstanding	165.1	166.1	164.9	166.5
Incremental shares outstanding related to stock-based awards	—	2.9	1.0	3.1
Weighted average dilutive common shares outstanding	165.1	169.0	165.9	169.6

For the three months ended June 30, 2012, 0.8 million incremental shares related to stock-based awards were not included in the computation of diluted (Loss) Earnings Per Common Share because of the net loss during the three month period. The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 9.9 million and 9.6 million for the three and six months ended June 30, 2012, respectively and 2.0 million and 0.6 million for the three and six months ended June 30, 2011, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 20 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $9.7 million and $9.3 million was recognized for the three months ended June 30, 2012, and 2011, respectively. The related income tax benefit recognized was $3.4 million and $3.4 million for the three months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense of $20.1 million and $23.0 million was recognized for the six months ended June 30, 2012 and 2011, respectively. The related income tax benefit recognized was $6.8 million and $8.1 million for the six months ended June 30, 2012, and 2011, respectively. As of June 30, 2012, there was $68.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

During the three months ended March 31, 2012, 2.7 million options were granted to certain employees primarily as part of the 2012 annual stock option grant. During the three months ended June 30, 2012, an additional 129,219 options were granted. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises. Included in the above option awards are 140,000 options that have a five year term, and will vest and become exercisable if the average stock price over a thirty consecutive day period is at or above the vesting trigger price.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Volatility	31.3%	29.3%	31.3%	29.3%
Expected life (years)	4.8	4.1	4.8	4.8
Risk-free interest rate	0.7%	1.7%	0.9%	2.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$9.84	$13.58	$10.03	$15.33

Performance Share Awards

During the three months ended March 31, 2012, 328,065 performance share awards were granted to key members of management primarily as part of the 2012 annual grant. During the three months ended June 30, 2012, 16,153 performance share awards were granted to key members of management. These awards vest at the end of the three-year performance cycle. The amount of awards earned is based on a formula measuring performance using relative total shareholder return over interim annual periods and the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	2012	2011
Volatility	27.3%	34.7%
Risk-free interest rate	0.4%	1.2%
Dividend yield	0.0%	0.0%
Fair value per performance share	$51.39	$61.64

Restricted Stock

During the six months ended June 30, 2012, 69,799 restricted shares were granted to key members of management. Hospira issues restricted stock with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted stock granted during the six months ended 2012 was $35.23 per grant, respectively.

Note 21 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira is involved in two patent lawsuits concerning Hospira’s Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (“214”) (expires July 15, 2013) and 6,716,867 (“867”) (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz has filed an abbreviated new drug application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz’s ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012 the court issued its opinion. The court ruled that: (i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid as obvious. Both parties have appealed the decision. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco’s “Paragraph IV” notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco’s ANDA has received tentative approval from the FDA. This case has been stayed. Hospira has received two additional “Paragraph IV” notices regarding the 867 patent only: (1) from Accord Healthcare Inc. U.S.A. dated June 1. 2012 and (2) from Akorn Inc. dated June 20, 2012.

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit that alleges violations of the Securities and Exchange Act of 1934. The case is City of Sterling Heights General Employees’ Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E.Werner, Christopher B. Begley and James Hardy, and it is pending in the United States District Court for the Northern District of Illinois. This lawsuit is the result of a consolidation of two previously reported cases. An amended complaint was filed on June 25, 2012. The amended complaint alleges, generally that the defendants issued materially false and misleading statements regarding Hospira’s financials and business prospects and failed to disclose material facts affecting Hospira’s financial condition. The lawsuit alleges a class period from February 4, 2010 (the announcement of Q4 2009 earnings ) through October 17, 2011 (Hospira announced preliminary financial results for the third quarter of 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys’ fees and costs.

Hospira has been named as a nominal defendant in three shareholder derivative lawsuits which name as defendants certain Hospira executives, certain former executives and members of Hospira’s Board of Directors. The cases are: Robert J. Casey, II, Derivatively on Behalf of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Sumant Ramachandra, Ron Squarer, Terrence C. Kearney, John C. Staley, Irving W. Bailey, II, Connie R. Curran, Mark F. Wheeler, Barbara L. Bowles, Roger W. Hale, Jacque J. Sokolov, Heino von Prondzynski, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant), filed in December, 2011 in the United States District Court for the Northern District of Illinois; Lori Ravenscroft Geare, Derivatively on Behalf of Hospira, Inc. v. F. Michael Ball, Thomas E. Werner, Christopher B. Begley, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney and Brian J. Smith and Hospira, Inc. (Nominal Defendant) also filed in December of 2011 in the United States District Court for the Northern District of Illinois; and Charles L. Currie and Cheryl E. Currie v. Christopher B. Begley, Irving W. Bailey, II, Roger W. Hale, F. Michael Ball, Barbara L. Bowles, Connie R. Curran, Heino von Prondzynski, William G. Dempsey, Jacque J. Sokolov, M.D., John C. Staley, Mark F. Wheeler, M.D., Thomas E. Werner, Terrence C. Kearney, Ronald Squarer and Sumant Ramachandra, M.D. and Hospira, Inc. (Nominal Defendant) ("Currie"), filed in December, 2011 in the Circuit Court of Kane County, Illinois. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira. The Currie lawsuit has been transferred to Cook County, Illinois and on July 5, 2012 defendants filed a motion to dismiss this lawsuit. On April 9, 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding “Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures”. The letter requests investigation of matters entirely covered by the securities and derivative lawsuits that were previously filed, as set forth above.

Hospira, certain members of Hospira's Board of Directors and other current or former Hospira employees have been named as defendants in a lawsuit alleging violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit is Veronica Lynch, Individually and on behalf of all others similarly situated and on behalf of the Hospira 401(k) Retirement Savings Plan v. Hospira, Inc., Pamela Hannon, Henry A. Weishaar, Lori O. Carlson, Richard J. Hoffman, the Compensation Committee of the Board of Directors of Hospira, Inc., Roger W. Hale, Connie R. Curran, Jacque J. Sokolov and Heino von Prondzynski, filed June 11, 2012 in the United States District Court for the Northern District of Illinois. The lawsuit alleges breaches of fiduciary duties, generally alleging that Hospira stock was not a prudent investment for 401(k) participants. The lawsuit seeks class action status, equitable relief and monetary damages.

Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations), warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.
Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at June 30, 2012 and December 31, 2011, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended June 30:

	Net Sales		Income (Loss) from Operations
(dollars in millions)	2012	2011	2012	2011
Americas	$810.3	$843.1	$26.3	$213.2
EMEA	135.3	134.6	(10.8)	(7.8)
APAC	87.7	86.4	8.3	9.9
Total reportable segments	$1,033.3	$1,064.1	23.8	215.3
Corporate functions			(16.3)	(15.5)
Stock-based compensation			(9.7)	(9.3)
(Loss) Income from operations			(2.2)	190.5
Interest expense and other expense (income), net			(29.6)	(21.9)
(Loss) Income before income taxes			$(31.8)	$168.6

The table below presents information about Hospira’s reportable segments for the six months ended June 30:

	Net Sales		Income from Operations
(dollars in millions)	2012	2011	2012	2011
Americas	$1,580.7	$1,652.0	$116.4	$418.5
EMEA	263.2	254.6	(14.9)	(15.8)
APAC	155.3	159.8	0.7	13.9
Total reportable segments	$1,999.2	$2,066.4	102.2	416.6
Corporate functions			(37.6)	(39.3)
Stock-based compensation			(20.1)	(23.0)
Income from operations			44.5	354.3
Interest expense and other expense (income), net			(53.2)	(43.1)
(Loss) Income before income taxes			$(8.7)	$311.2

Entity wide disclosures:

Long-lived assets in India were $235.2 million and $196.0 million as of June 30, 2012 and December 31, 2011, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to remediate quality, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. (“Hospira”) intends that these forward looking statements be covered by the safe harbor provisions for forward looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward looking statements. You should be aware that these statements and any other forward looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: (i) the continuing growth of our currently marketed products and developments with competitive products; (ii) additional actions, legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira’s business; (iii) product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, sanctions, seizures, litigation or declining sales; (iv) Hospira’s ability to protect intellectual property rights, including the patents related to Precedex™; (v) future actions of the U.S. Food and Drug Administration (“FDA”) or any other regulatory body that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; (vi) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development; (vii) the availability and pricing of acceptable raw materials and component supply; and (viii) Hospira’s ability to realize the anticipated benefits of its continuous improvement initiatives.

Other important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward looking statements contained in this report.

Overview

Hospira is a leading global provider of injectable drugs and infusion technologies that develops, manufactures, distributes and markets products. Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs. Hospira’s portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira’s portfolio of products is used by hospitals and alternate site providers, such as clinics, home health care providers and long-term care facilities.

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

Generic Pharmaceutical Product Development

In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira’s portfolio. As of June 30, 2012, Hospira’s generic pharmaceutical pipeline consisted of 71 compounds.

Biosimilar Product Development

As of June 30, 2012, Hospira’s biosimilar pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of 11 compounds and updates for certain products in the pipeline include the following:

•
Celltrion completed its development program for one of these biosimilars, infliximab, and submitted the dossier to the European Medicines Agency ("EMA") in March 2012. Hospira submitted its duplicate dossier to the EMA in May 2012. Celltrion is in the process of completing its development program for a second biosimilar, trastuzumab.

•
In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2013.

Proprietary Pharmaceutical Product Development

As of June 30, 2012, Hospira has in development/co-development the following proprietary pharmaceutical products:

•	Precedex™ is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

•
in 2007, Hospira completed its clinical program for the long-term use of Precedex™ (greater than 24 hour infusion), and is continuing to work with the FDA, but the timing of resolution is uncertain (it has achieved approval of this indication in certain markets outside the U.S.);

•
in 2009, Hospira began clinical trials in its Phase III development for the use of Precedex™ in the pediatric setting. Hospira is in the process of completing this program in preparation for submission to the FDA;

•
in 2011, Hospira began clinical trials in Japan in its Phase III development for a procedural sedation indication in the use of Precedex™. Hospira has completed these trials, with submission to the Pharmaceuticals and Medical Devices Agency of Japan in the third quarter of 2012.

•
Dyloject™ is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a Complete Response Letter from the FDA regarding Dyloject™. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

In 2010, Hospira entered into a licensing agreement with DURECT Corporation (“DURECT”) to develop and market DURECT’s POSIDUR™, which was under Phase III development at the time Hospira entered into the agreement. In January 2012, DURECT announced the top-line results from the Phase III clinical study, which did not reach statistical significance. Subsequently in 2012, Hospira and DURECT entered into an agreement that terminates Hospira’s rights and obligations with respect to POSIDUR™ going forward.

During 2012, Hospira and Ivax International GmbH ("Ivax") (formerly ChemGenex Pharmaceuticals Limited) entered into an agreement that terminates Hospira's rights and obligations with respect to Ivax's oncology product candidate going forward.

Device Product Development

Hospira’s key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

In 2011, Hospira submitted a 510(k) application with the FDA for modifications to its Symbiq™ infusion system. In March 2012, Hospira received regulatory clearance from the FDA under the new draft FDA regulatory guidance for 510(k) infusion pump submissions. Hospira is working with existing customers to upgrade Symbiq™ devices in the market and began shipments of new devices to previously contracted customers in the second quarter of 2012.

Research and Development Expense

Research and development (“R&D”) expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the three and six months ended June 30, 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were 22.4% and 16.4% of total R&D expense, respectively. Other than EPO Phase III costs, the costs attributable to a specific project are not individually material to Hospira’s R&D expense line item for the periods presented.

Hospira’s R&D expenses for the three months ended June 30, 2012 and 2011 were $83.6 million and $65.8 million, respectively. As a percentage of Net sales, R&D expenses were 8.1% and 6.2% for the three months ended June 30, 2012 and 2011, respectively. Hospira's R&D expenses for the six months ended June 30, 2012 and 2011 were $152.7 million and $122.7 million, respectively. As a percentage of Net sales, R&D expenses were 7.6% and 5.9% for the six months ended June 30, 2012 and 2011, respectively. From time to time, Hospira may enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira expects that R&D as a percentage of net sales may increase to approximately 8% of net sales over the next two to three years to support Hospira’s strategy to expand and advance its generic pharmaceutical and biosimilar product portfolio, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

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

Facilities Optimization and Capacity Expansion

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in Vishakhapatnam (“Vizag”), India of specialty injectable manufacturing capacity. Capital expenditures and related start-up charges are anticipated for this three to five year project, with the first commercial product release expected in 2014. In aggregate, Hospira estimates India capacity expansion capital expenditures of $275 million to $325 million and Hospira has incurred $120.3 million in aggregate to date. For the Vizag, India capital expansion, capital expenditures were $79.7 million in 2011, are expected to be approximately $100 million in 2012, with the remaining amounts in 2013 and 2014. In the six months ended June 30, 2012, capital expenditures were $40.6 million. In addition, Hospira initiated plans to qualify and validate, over the next three years, manufacturing and related activities for certain oncology compounds at Hospira’s Joint Venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in Ahmedabad, India. For both this and the above Vizag, India capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product related) and registration costs in the aggregate of approximately $100 million to $120 million, for which timing will lag facility construction. Activities related to these projects began primarily in the second half of 2011. In aggregate, charges incurred through June 30, 2012 were $11.0 million, primarily related to start-up and facility validation. In the three and six months ended June 30, 2012, charges were $5.3 million and $7.2 million, respectively. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects.

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

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including automated visual inspection capabilities, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million and will incur lease contract termination charges upon final exit from the operations of approximately $5.0 million later in 2012.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate charges related to this action of $42.5 million. These charges included aggregate restructuring charges of $27.8 million. During the six months ended June 30,

2011, Hospira incurred restructuring costs of $1.1 million in the Americas segment (includes the United States, Canada and Latin America), with $0.3 million reported as restructuring costs. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”), which was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate charges related to these actions of $132.5 million. These charges included aggregate restructuring costs and other asset charges of $72.0 million. During the six months ended June 30, 2011, Hospira incurred charges of $9.6 million, with $3.4 million reported as restructuring costs.

Other Restructuring

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring efforts for specific operations to reduce complexity, such as optimizing the product portfolio, and improve margins.

In June 2012, Hospira initiated plans to exit a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million in the three months ended June 30, 2012. In addition, Hospira incurred other asset (inventory) charges of $4.9 million and contract termination charges of $0.9 million related to the product line exit during the three months ended June 30, 2012.

During the six months ended June 30, 2011, Hospira incurred costs of $7.8 million to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations.

No additional restructuring costs are expected to be incurred for these committed actions.

Financial Related Impact

The net charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of (loss) income line items included in Item 1 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Cost of products sold	$11.1	$—	$13.0	$5.8
Restructuring, impairment and (gain) on disposition of assets, net	29.5	—	29.5	11.5
Selling, general and administrative	—	—	—	1.2
Total net charges	$40.6	$—	$42.5	$18.5

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

Warning Letter

In April 2010, Hospira received a Warning Letter from the FDA (the FDA's Warning Letter is publicly available on the FDA's website) in connection with the FDA's inspection of Hospira's pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky Mount, North Carolina. Since issuing the Warning Letter, the FDA has completed multiple reinspections at both the Clayton and Rocky Mount facilities. In January 2011, the FDA did not issue a Form 483 after inspecting the Clayton facility. In May and August 2011, the FDA issued a Form 483 listing observations after each inspection of the Rocky Mount facility which identified further areas for remediation and improvement. In March 2012, the FDA conducted a focused inspection at the Clayton facility and issued a Form 483 with one observation related to the thoroughness of certain of Hospira's internal investigations. In July 2012, the FDA issued a Form 483 after inspecting the Clayton facility listing observations regarding stability studies, sampling documentation and methodology and equipment validations. The FDA will likely conduct additional follow-up inspections at one or both facilities in the near future.

Hospira has implemented a comprehensive remediation plan to address the items raised in the Warning Letter and FDA Form 483s. Hospira will continue to interact and work closely with the FDA to ensure that all items cited during inspections and noted in Form 483s and the Warning Letter are appropriately addressed. Hospira has disclosed information about the Form 483 observations relevant to the Clayton and Rocky Mount facilities because of the April 2010 Warning Letter. All of Hospira's manufacturing facilities and related operations are subject to routine FDA inspections and some of those facilities have received Form 483 observations or comparable inspection results from other governmental regulatory agencies. Remediation activities associated with these observations have and may continue to require additional capital expenditures, have and may continue to cause slowdowns in production and product releases, penalties for failure to supply product to certain customers, higher inventory loss due to non-conformance with specifications and quality standards, and costs associated with reduced production volume, and extended production downtime. Hospira is working to ensure all of its manufacturing facilities and quality policies, procedures and processes align with the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for enhanced quality oversight at other facilities.

During the three and six months ended June 30, 2012, Hospira recognized charges specific to the aforementioned matters, in Cost of products sold, of $49.4 million and $86.2 million, respectively, for third party oversight and consulting, costs associated with reduced production volume, extended production downtime, production process issues, higher inventory loss and penalties for failure to supply product to certain customers.

Symbiq™ Infusion Pumps

In April 2010, Hospira placed a voluntary hold on all shipments of Symbiq™ infusion pumps to new customers pending FDA regulatory clearance of a 510(k) application for software updates to enhance the reliability of the infusion system, and to correct several recall issues impacting the device. Hospira submitted the Symbiq™ 510(k) application with the FDA in March 2011 under the FDA’s draft regulatory guidance for 510(k) infusion pump submissions. Hospira has also submitted the appropriate applications for modifications to its Symbiq™ infusion system to regulatory agencies in various countries.

In March 2012, Hospira received regulatory clearance from the FDA for the Symbiq™ 510(k) application. Hospira is working with existing customers to upgrade Symbiq™ devices in the market and began shipments of new devices to previously contracted customers in the second quarter of 2012. No additional charges related to the remediation activities associated with the application were incurred during the three months ended June 30, 2012. In the six months ended June 30, 2012 and 2011, Hospira incurred charges of $4.6 million and $0.4 million, respectively, associated with the application, including remediation activities for the devices in the market.

Plum™ Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a number of customer reports associated with the Plum A+™ and Plum XL™ family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue. For the Plum A+™ pumps, the alarm failures are associated with the alarm assembly. For the Plum XL™ pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time. Plum XL™ customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+™ and Plum XL™ actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any Plum™ pumps from the market or halt production. In 2010, Hospira recognized an initial charge of $26.0 million for the estimated costs of the field recall. In the three months ended June 30, 2012 and the three months ended December 31, 2011, Hospira recognized incremental charges of $4.0 million and $12.5 million, respectively, based on its recall plans and estimates for completion. In late 2011, Hospira began the replacement of components for the Plum A+™ and expects the deployment activities to extend into 2013.

Comprehensive Medication Management Product Review

In connection with certain matters above, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products. The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews will also include retrospective assessments of customer experiences with these products for the preceding two years. The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products. The product reviews (retrospective assessments and related investigations) and remediation are ongoing. The initial retrospective assessments were completed on Plum™, patient controlled analgesia (PCA) devices, GemStar™, Acclaim infusion devices, suction containers and administrative sets. For these products, investigations are underway and certain investigations are completed. All retrospective assessments are expected to be completed by the end of 2012. Certain remediation actions, such as product recalls, corrective field actions or preventative actions, for Hospira’s medication management products have been, and may be required upon finalization of the product reviews, investigations and remediation milestones. Hospira expects that the product reviews will be completed by 2013 and expects that the remediation actions resulting from these reviews could extend over the next two to three years. Hospira may from time to time be required to submit 510(k) applications for any future improvements, modifications, changes or corrections to its infusion pumps under the FDA’s guidance for 510(k) infusion pump submissions.

During the three and six months ended June 30, 2012 and 2011, Hospira incurred charges of $20.2 million and $0.0 million and $23.7 million and $0.0 million, respectively, primarily for product reviews and for certain remediation actions, including recalls. The recall related remediation charges are based on management’s best estimate of the committed corrective actions and consist primarily of development costs to address any identified issues, and costs for the deployment to the impacted customer base.

Financial Related Impact

Beginning in 2011, Hospira expects to incur over the next two to three years, aggregate pre-tax charges of approximately $375 million related to these certain quality and product related matters based on charges incurred to date, and current estimates of costs for anticipated remediation efforts. Hospira incurred charges of $235.0 million in aggregate through June 30, 2012. The amount, timing and recognition of charges associated with these matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. In particular, charges related to third-party oversight, and recalls incurred to date have been significant, and future charges are subject to events and subjective determinations which are unknown at this time, such as quality assessment outcomes that may require greater or extended third party oversight or device investigation outcomes that may require more extensive corrective field actions than currently estimated. There can be no assurance that Hospira will not incur additional charges should the remediation efforts grow more extensive or time consuming, additional product related matters arise or further enforcement action be taken by government regulatory agencies. Further, costs for long-term solutions and product improvements will depend on various production and quality development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required, see matters discussed in section “Facilities Optimization and Capacity Expansion” in this Item 2.

Due to the complexity and depth of these anticipated remediation activities, and dependent upon the schedules for remediation, and the product assessment outcomes, these matters have and may continue to adversely impact production, including causing further reduced production volumes, extended production downtime, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or product failing to meet specifications and quality standards. These quality matters have and may lead to further remediation actions, including third party oversight, recalls or other corrective actions or further adverse government regulatory actions. Additionally, these quality matters have adversely impacted, and may impact further, Hospira’s net sales and ability to market certain products in all segments and impact future cash flows. Further, these quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders, customer accommodations and penalties for failure to supply products.

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of (loss) income for the three and six months ended June 30, 2012 and 2011 by product and remediation area as follows:

	Certain Quality and Product Related Matters
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011
Warning Letter
Inventory charges	$15.2	$—	$18.6	$—
Third party oversight and consulting	23.5	—	42.1	—
Other charges	10.7	—	25.5	—
Medication Management Product Review & Remediation
Symbiq voluntary hold related charges	—	—	4.6	0.4
Plum and Comprehensive product review related charges	24.2	—	27.7	—
Quality Investments(1)	1.9	—	5.3	—
Total Charges	$75.5	$—	$123.8	$0.4

(1)
The amounts include certain investments to enhance quality processes, consulting and personnel related costs such as labor, overhead, testing, and materials related to product review, assessment and remediation activities related to these matters that are part of Hospira’s existing operations. Hospira’s overall costs of quality operations, which have been and will continue to be impacted by these matters, are not included in the estimated range or the charges scheduled above for these certain quality and product related matters.

Regulatory Environment and Related Impact

Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA and other governmental regulatory agencies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to medication management products or the matters included in the Warning Letter. For more information about risks related to these matters, see the section captioned “Hospira’s issues with its quality systems and processes could have an adverse effect upon Hospira’s business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products” in “Item 1A Risk Factors” of Hospira’s 2011 Form 10-K.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over our efforts to market generic pharmaceutical products and with companies regarding the Precedex™ patents. For more information about risks related to these matters, see the sections captioned “If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products” and “If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed” in “Item 1A Risk Factors” of Hospira’s 2011 Form 10-K. In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and is allowed to re-launch its products pursuant to a royalty-free license after August 9, 2012; however, greater competition is expected upon relaunch.

For further details regarding Hospira’s patents and other patent related litigation, see Note 21 to the condensed consolidated financial statements included in “Item 1. Financial Statements” of this document.

Results of operations for the three months ended June 30, 2012 compared to June 30, 2011

Net Sales

A comparison of product line net sales is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,
	2012	2011	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$491.7	$528.7	(7.0)%	(5.8)%
Medication Management	213.4	200.5	6.4%	7.3%
Other Pharma	105.2	113.9	(7.6)%	(7.0)%
Total Americas	810.3	843.1	(3.9)%	(2.9)%
Europe, Middle East & Africa ("EMEA")
Specialty Injectable Pharmaceuticals	82.3	76.1	8.1%	20.3%
Medication Management	30.2	33.9	(10.9)%	(0.8)%
Other Pharma	22.8	24.6	(7.3)%	(1.8)%
Total EMEA	135.3	134.6	0.5%	11.0%
Asia Pacific ("APAC")—
Specialty Injectable Pharmaceuticals	70.2	70.4	(0.3)%	5.2%
Medication Management	11.5	12.1	(5.0)%	(1.9)%
Other Pharma	6.0	3.9	53.8%	55.6%
Total APAC	87.7	86.4	1.5%	6.5%
Net Sales	$1,033.3	$1,064.1	(2.9)%	(0.4)%

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

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts.

Americas

Net sales in the Americas segment decreased 3.9%, or 2.9% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals decreased primarily due to expected price erosion following the 2011 docetaxel launch partly off-set by increased docetaxel volume compared with the same period in 2011. Net sales were also lower due to similar pricing and volume progression for new product launches in prior periods and supply constraints for certain products related to quality remediation efforts. These decreases were partially offset by continued volume growth of the proprietary sedation drug PrecedexTM. Medication Management net sales were higher primarily due to increased sales volumes for SymbiqTM and PlumTM infusion pumps compared to the same period in 2011 which was impacted by quality remediation efforts. Other Pharma net sales decreased due to lower volumes for solution and nutritional products.

EMEA

Net sales in the EMEA segment increased 0.5% or 11.0% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to continued strong sales volume of generic meropenem, launched in 2011, as well as the biosimilar products NivestimTM and RetacritTM. These increases were somewhat offset by price decreases resulting from competition for certain existing oncology products. Medication Management net sales within the region slightly decreased compared to the same period in 2011.

APAC

Net sales in the APAC segment increased 1.5% or 6.5% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased primarily due to volume increases of oncology products primarily resulting from establishing Hospira's direct commercial presence in China in the second quarter of 2012. The increase was partially off-set by lower volumes for certain proprietary drugs. Medication Management net sales decreased primarily due to decreased sales volumes for other device products.

Gross Profit (Net sales less Cost of product sold)

			Percent
Three months ended June 30 (dollars in millions)	2012	2011	change
Gross profit	$283.5	$413.4	(31.4)%
As a percent of net sales	27.4%	38.8%

Gross profit decreased $129.9 million, or 31.4%, for the three months ended June 30, 2012, compared with the same period in 2011.

Gross profit decreased in the second quarter of 2012 primarily due to charges associated with continuous improvement and certain quality and product related matters, higher manufacturing spending related to strengthening quality, compliance and production processes, other manufacturing inefficiencies as well as higher inventory loss due to non-conformance with specifications and quality standards, excess and obsolescence. In addition, gross profit decreased due to overall lower sales, partially offset by higher sales in certain products including strong Precedex™ sales in the U.S.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

			Percent
Three months ended June 30 (dollars in millions)	2012	2011	change
Restructuring, impairment and (gain) on disposition of assets, net	$32.2	$1.5	nm
As a percent of net sales	3.1%	0.1%
nm - Percentage change is not meaningful.

Restructuring, impairment and (gain) on disposition of assets, net was $32.2 million for the three months ended June 30, 2012 and was primarily due to impairment charges related to Hospira's facility optimization and other restructuring related activities.

Research and Development

			Percent
Three months ended June 30 (dollars in millions)	2012	2011	change
Research and development	$83.6	$65.8	27.1%
As a percent of net sales	8.1%	6.2%

R&D increased $17.8 million, or 27.1%, for the three months ended June 30, 2012, compared with the same period in 2011 primarily due to higher spending in 2012 on a clinical trial for a certain biosimilar pharmaceutical product, and generic pharmaceuticals product development for global expansion.

Selling, General and Administrative

			Percent
Three months ended June 30 (dollars in millions)	2012	2011	change
Selling, general and administrative	$169.9	$155.6	9.2%
As a percent of net sales	16.4%	14.6%

Selling, general and administrative increased $14.3 million, or 9.2%, for the three months ended June 30, 2012, compared with the same period in 2011. The increase was due to higher costs associated with certain selling and promotional expenses for various products including Precedex™ and higher costs for various matters including compensation and continuous improvement activities.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $21.0 million for the three months ended June 30, 2012 and $23.9 million in the same period in 2011. Other expense (income), net was $8.6 million for the three months ended June 30, 2012, which includes $8.4 million for a cost-method investment impairment charge, compared to income of $(2.0) million for the three months ended June 30, 2011.

Income Tax (Benefit) Expense

The effective tax rate was a benefit of 70.1% for the three months ended June 30, 2012, compared to an expense of 21.8% for the same period in 2011. During the three months ended June 30, 2012, the tax benefit resulted from higher continuous improvement and quality and product related expenses incurred in higher tax rate jurisdictions. The effective tax rates are less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

The IRS has commenced the audit of Hospira's 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $7.0 million during the three months ended June 30, 2012 compared to $11.7 million for the same period in 2011. The decrease is primarily due to lower income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011.

Results of operations for the six months ended June 30, 2012 compared to June 30, 2011

Net Sales

A comparison of product line net sales is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2012	2011	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$949.4	$1,040.0	(8.7)%	(7.9)%
Medication Management	426.6	396.5	7.6%	8.1%
Other Pharma	204.6	215.5	(5.1)%	(4.7)%
Total Americas	1,580.6	1,652.0	(4.3)%	(3.6)%
EMEA
Specialty Injectable Pharmaceuticals	158.5	144.6	9.6%	18.2%
Medication Management	61.0	67.7	(9.9)%	(3.0)%
Other Pharma	43.7	42.3	3.3%	7.9%
Total EMEA	263.2	254.6	3.4%	10.8%
APAC
Specialty Injectable Pharmaceuticals	122.7	129.2	(5.0)%	(3.3)%
Medication Management	23.7	22.5	5.3%	5.6%
Other Pharma	9.0	8.1	11.1%	10.6%
Total APAC	155.4	159.8	(2.8)%	(1.4)%
Net Sales	$1,999.2	$2,066.4	(3.3)%	(1.7)%

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

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts.

Americas

Net sales in the Americas segment decreased 4.3%, or 3.6% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals decreased primarily due to expected lower volume and price erosion for docetaxel compared to the initial launch period in 2011. In addition, Net sales were also lower due to similar pricing and volume progression for new product launches in prior periods, such as meropenem, piperacillin and tazobactam, and gemcitabine, as well as supply constraints for certain products related to quality remediation efforts. These decreases were partially offset by continued volume growth of Hospira's proprietary sedation drug, PrecedexTM. Medication Management net sales were higher primarily due to increased sales volumes for SymbiqTM and PlumTM infusion pumps compared to the same period in 2011 which was impacted by quality remediation efforts. Other Pharma net sales decreased driven by lower volumes for solution and nutritional products.

EMEA

Net sales in the EMEA segment increased 3.4% or 10.8% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to strong sales volume of generic meropenem, launched in 2011, and biosimilar products NivestimTM and RetacritTM. These increases were partially offset by price decreases resulting from competition for certain existing oncology products. Medication Management net sales were lower primarily due to decreased volumes of PlumTM dedicated sets.

APAC

Net sales in the APAC segment decreased 2.8% or 1.4% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased primarily due to lower volumes on proprietary drugs and price decreases on certain oncology products. The decrease was moderately offset with higher volumes on certain oncology products primarily resulting from establishing Hospira's direct commercial presence in China in the second quarter of 2012. Medication Management net sales were higher primarily due to increased sales volumes on PlumTM infusion pumps.

Gross Profit (Net sales less Cost of product sold)

			Percent
Six months ended June 30 (dollars in millions)	2012	2011	change
Gross profit	$583.5	$812.5	(28.2)%
As a percent of net sales	29.2%	39.3%

Gross profit decreased $229.0 million, or 28.2%, for the six months ended June 30, 2012, compared with the same period in 2011.

Gross profit decreased in the first half of 2012 primarily due to charges associated with continuous improvement and certain quality and product related matters, higher manufacturing spending related to strengthening quality, compliance and production processes, other manufacturing inefficiencies, as well as higher inventory loss due to non-conformance with specifications and quality standards, excess and obsolescence. In addition, gross profit decreased due to lower overall sales, partially offset by higher sales in certain products including strong Precedex™ sales in the U.S.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

			Percent
Six months ended June 30 (dollars in millions)	2012	2011	change
Restructuring, impairment and (gain) on disposition of assets, net	$32.2	$14.7	119.0%
As a percent of net sales	1.6%	0.7%

Restructuring, impairment and (gain) on disposition of assets, net was $32.2 million for the six months ended June 30, 2012 and was primarily due to impairment charges related to Hospira's facility optimization and other restructuring related activities. In the six months ended June 30, 2011, Restructuring, impairment and (gain) on disposition of assets, net was $14.7 million primarily due to distributor contract termination costs of $7.8 million for restructuring of certain Latin America operations.

Research and Development

			Percent
Six months ended June 30 (dollars in millions)	2012	2011	change
Research and development	$152.7	$122.7	24.4%
As a percent of net sales	7.6%	5.9%

R&D increased $30.0 million, or 24.4%, for the six months ended June 30, 2012, compared with the same period in 2011 primarily due to higher spending in 2012 on a clinical trial for a certain biosimilar pharmaceutical product, and generic pharmaceuticals product development for global expansion.

Selling, General and Administrative

			Percent
Six months ended June 30 (dollars in millions)	2012	2011	change
Selling, general and administrative	$354.1	$320.8	10.4%
As a percent of net sales	17.7%	15.5%

Selling, general and administrative increased $33.3 million, or 10.4%, for the six months ended June 30, 2012, compared with the same period in 2011. The increase was due to higher costs associated with certain sales and promotional expenses for various products including Precedex™ and higher costs for various matters including compensation and continuous improvement activities.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $43.3 million for the six months ended June 30, 2012 and $47.3 million in the same period in 2011. Other expense (income), net was $9.9 million for the six months ended June 30, 2012, which includes $8.4 million for a cost-method investment impairment charge, compared to income of $(4.2) million for the six months ended June 30, 2011.

Income Tax (Benefit) Expense

The effective tax rate was a benefit of 303.4% for the six months ended June 30, 2012, compared to an expense of 15.0% for the same period in 2011. During the six months ended June 30, 2012, the tax benefit resulted from higher continuous improvement and quality and product related expenses incurred in higher tax rate jurisdictions. For the six months ended June 30, 2011, the Internal Revenue Service (“IRS”) audit of Hospira's 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement resulted in a $19.7 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the six months ended June 30, 2011 was an expense of 21.3%. The effective tax rates are less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

The IRS has commenced the audit of Hospira's 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Accordingly, a change in unrecognized tax benefits may occur for which an estimate of the range cannot be quantified at this time.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $20.1 million during the six months ended June 30, 2012 compared to $28.9 million for the same period in 2011. The decrease is primarily due to lower income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, certain acquisitions, capital expenditures, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and under other borrowings including uncommitted lines of credit in certain international countries and access to the capital markets. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in continuous improvement activities, for the foreseeable future.

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

In the second quarter of 2012, Hospira advanced $30 million to a supplier for the purchase of certain active pharmaceutical ingredients. In September 2011, Hospira advanced $50 million to a supplier for the purchase of certain biosimilar products. Additional supplier advances in aggregate of $50 million for the biosimilar products may be required and timing is based on estimated regulatory approval dates and commercial launch dates. Hospira may elect to distribute and market additional products sourced from this same biosimilar supplier which would require additional advances.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts (“ASR”) with a third party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira from time to time may repurchase additional shares under this authorization, the timing of which will depend on various economic factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. No common stock repurchases were made during the six months ended June 30, 2012.

Summary of Cash Flows

	Six Months Ended June 30,
(dollars in millions)	2012	2011
Cash flow provided by (used in):
Operating activities	$216.1	$253.0
Investing activities	(136.9)	(129.5)
Financing activities	48.9	(142.5)

Cash flows from operating activities decreased for the six months ended June 30, 2012, compared with the same period in 2011. Lower net income in the six months ended June 30, 2012 was partially offset by lower working capital investments in 2012 compared to 2011. Further, in 2012, working capital was adversely impacted by supplier advances of $30 million. The six months ended June 30, 2012, and to a greater extent, the same period in 2011, were impacted by higher inventory levels related to increased cycle times. The six months ended June 30, 2011 also included higher accounts receivable driven by the launch of docetaxel in the U.S in March 2011.

Cash flows used in investing activities were higher during the six months ended June 30, 2012, primarily due to less proceeds from dispositions of assets.

Cash flows provided by financing activities for the six months ended June 30, 2012 was $48.9 million compared with a cash outflow of $142.5 million for the same period in 2011. During the six months ended June 30, 2012, Hospira increased borrowings to support non-U.S. operations. In the six months ended June 30, 2011, Hospira repurchased $200.0 million of common stock compared to no repurchases in the six months ended June 30, 2012. In addition, there were lower stock option exercises during the six months ended June 30, 2012 compared to the same period in 2011 due to common stock market values.

Debt and Capital

Hospira has a $1.0 billion unsecured revolving credit facility expiring in October 2016 under which no amounts were borrowed during the six months ended June 30, 2012 or outstanding as of June 30, 2012.

Certain borrowing agreements contain covenants that require compliance with, among other restrictions, a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of June 30, 2012, Hospira was in compliance with all applicable covenants.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2011 Form 10-K. Other than described above, there have been no material changes to the short-term borrowing information provided in Hospira’s 2011 Form 10-K.

The following table is a summary of information related to Hospira’s short-term borrowings:

Other
(dollars in millions)	Borrowings
Six months ended June 30, 2012
Outstanding balance at period end	$78.4
Weighted average interest rate at period end	5.1%
Average monthly balance during the period end	$66.7
Weighted average interest rate during the period end	6.4%
Maximum month-end balance during the period end	$78.4

Other
(dollars in millions)	Borrowings
Three months ended June 30, 2012
Outstanding balance at period end	$78.4
Weighted average interest rate at period end	5.1%
Average monthly balance during the period end	$70.9
Weighted average interest rate during the period end	6.0%
Maximum month-end balance during the period end	$78.4

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

Recently Issued and Adoption of New Accounting Standards

The disclosures contained in Note 1 to the condensed consolidated financial statements included in Part I Item 1 hereof are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at June 30, 2012 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the asset balance of $2.8 million would decrease by $18.8 million to a liability balance.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2012 by replacing the actual exchange rates at June 30, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

Changes in internal controls. During the second quarter of 2012, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting. Hospira has an initiative to implement a new revenue management information system in its U.S. operations in 2012. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as the implementation occurs.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

	Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs (2)
April 1-April 30, 2012	1,800	$34.45	0	$800,000,000
May 1-May 31, 2012	2,300	$32.78	0	$800,000,000
June 1-June 30, 2012	1,900	$33.45	0	$800,000,000
Total	6,000	$33.53	0	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

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

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: August 1, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 11, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to the Hospira, Inc. Current Report on Form 8-K filed on May 11, 2012, and incorporated herein by reference).

10.1	Form of Agreement between Hospira, Inc. and Neil Ryding regarding change in control.*

10.2	Form of Restricted Stock Agreement Between Hospira, Inc. and John Elliot.*

10.3	Form of Restricted Stock Agreement Between Hospira, Inc. and Zena Kaufman and Richard J. Hoffman.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 1, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of (loss) income and comprehensive (loss) income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*	Management compensatory plan or arrangement.