Form 10-Q
period 2012-09-30
HOSPIRA INC
filed 2012-11-07
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 5, 2012, Registrant had outstanding 165,219,889 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Index

	Part I — Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) — Three and Nine Months Ended September 30, 2012 and September 30, 2011	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) —Nine Months Ended September 30, 2012 and September 30, 2011	4

	Condensed Consolidated Balance Sheets (Unaudited) — September 30, 2012 and December 31, 2011	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) — Nine Months Ended September 30, 2012	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

	Part II — Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$994.0	$976.7	$2,993.2	$3,043.1

Cost of products sold	779.7	672.8	2,195.4	1,926.7
Restructuring, impairment and (gain) on disposition of assets, net	9.4	170.2	41.6	184.9
Research and development	66.2	69.3	218.9	192.0
Selling, general and administrative	155.2	149.6	509.3	470.4
Total operating costs and expenses	1,010.5	1,061.9	2,965.2	2,774.0
(Loss) Income From Operations	(16.5)	(85.2)	28.0	269.1

Interest expense	21.1	23.4	64.3	70.7
Other expense (income), net	2.8	(1.8)	12.8	(6.0)
(Loss) Income Before Income Taxes	(40.4)	(106.8)	(49.1)	204.4
Income tax (benefit) expense	(34.7)	(8.6)	(61.0)	38.0
Equity income from affiliates, net	(6.9)	(9.3)	(27.0)	(38.2)
Net Income (Loss)	$1.2	$(88.9)	$38.9	$204.6

Earnings (Loss) Per Common Share:
Basic	$0.01	$(0.54)	$0.24	$1.23
Diluted	$0.01	$(0.54)	$0.23	$1.21
Weighted Average Common Shares Outstanding:
Basic	165.1	164.5	165.0	165.8
Diluted	165.9	164.5	166.0	168.7

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes $0.0 million	$39.5	$(201.3)	$9.7	$(84.5)
Pension liability adjustments, net of taxes $(1.5) million and $(1.1) million for the three months ended September 30, 2012 and 2011, respectively, and $(6.0) million and $(3.1) million for the nine months ended September 30, 2012 and 2011, respectively.	3.4	1.5	9.8	7.2
Unrealized losses on marketable equity securities, net of taxes $0.0 million	(0.3)	(8.7)	(1.3)	(11.4)
Reclassification of gains on terminated cash flow hedges, net of taxes $0.0 million and $0.0 million for the three months ended September 30, 2012 and 2011, respectively, and $0.0 million and $(0.1) million for the nine months ended September 30, 2012 and 2011, respectively.	—	—	0.1	0.3
Other comprehensive income (loss)	42.6	(208.5)	18.3	(88.4)
Net Income (Loss)	1.2	(88.9)	38.9	204.6
Comprehensive Income (Loss)	$43.8	$(297.4)	$57.2	$116.2
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flow From Operating Activities:
Net income	$38.9	$204.6
Adjustments to reconcile net income to net cash from operating activities-
Depreciation	122.2	123.6
Amortization of intangible assets	62.6	67.1
Stock-based compensation expense	29.9	32.1
Undistributed equity income from affiliates	(27.0)	(38.2)
Distributions received from equity affiliates	—	30.3
Deferred income taxes and other tax adjustments	(47.0)	(31.9)
Impairment and other asset charges	58.3	181.4
Gains on disposition of assets	(5.9)	—
Changes in assets and liabilities-
Trade receivables	55.4	(7.8)
Inventories	9.5	(161.4)
Prepaid expenses and other assets	(39.9)	(53.7)
Trade accounts payable	31.1	(84.8)
Other liabilities	114.5	4.6
Other, net	1.8	11.1
Net Cash Provided by Operating Activities	404.4	277.0
Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(201.8)	(211.3)
Other payments to acquire business	(15.0)	—
Purchases of intangibles and other investments	(9.6)	(5.2)
Proceeds from disposition of businesses and assets	9.6	13.3
Net Cash Used in Investing Activities	(216.8)	(203.2)
Cash Flow From Financing Activities:
Other borrowings, net	45.8	8.5
Common stock repurchased	—	(200.0)
Excess tax benefit from stock-based compensation arrangements	2.1	7.4
Proceeds from stock options exercised	6.9	47.5
Net Cash Provided by (Used in) Financing Activities	54.8	(136.6)
Effect of exchange rate changes on cash and cash equivalents	1.3	(14.1)
Net change in cash and cash equivalents	243.7	(76.9)
Cash and cash equivalents at beginning of period	597.5	604.3
Cash and cash equivalents at end of period	$841.2	$527.4

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$65.8	$82.4
Income taxes, net of refunds	$0.5	$34.0
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$841.2	$597.5
Trade receivables, less allowances of $14.1 in 2012 and $15.7 in 2011	585.1	639.9
Inventories, net	1,009.2	1,027.0
Deferred income taxes	163.8	174.4
Prepaid expenses	70.6	45.9
Other receivables	120.1	86.0
Total Current Assets	2,790.0	2,570.7
Property and equipment, net	1,405.7	1,355.0
Intangible assets, net	288.5	355.8
Goodwill	1,083.8	1,082.9
Deferred income taxes	284.1	232.2
Investments	64.7	48.7
Other assets	157.4	133.8
Total Assets	$6,074.2	$5,779.1
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$87.0	$36.6
Trade accounts payable	267.7	241.3
Salaries, wages and commissions	130.0	113.0
Other accrued liabilities	519.5	456.9
Total Current Liabilities	1,004.2	847.8
Long-term debt	1,708.8	1,711.9
Deferred income taxes	2.8	5.7
Post-retirement obligations and other long-term liabilities	327.4	275.7
Commitments and Contingencies	—	—
Total Shareholders' Equity	3,031.0	2,938.0
Total Liabilities and Shareholders' Equity	$6,074.2	$5,779.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)
	Common Stock		Treasury Stock
	Shares	Amount					Total
Balances at January 1, 2012	164.7	$1.8	$(599.8)	$1,746.4	$1,887.9	$(98.3)	$2,938.0
Net income	—	—	—	—	38.9	—	38.9
Other comprehensive income	—	—	—	—	—	18.3	18.3
Changes in shareholders' equity related to incentive stock programs	0.5	—	—	35.8	—	—	35.8
Balances at September 30, 2012	165.2	$1.8	$(599.8)	$1,782.2	$1,926.8	$(80.0)	$3,031.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Recently Issued and Adoption of New Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles — Goodwill and Other" ("ASU No. 2012-02"). ASU No. 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU No. 2012-02 are effective for reporting periods beginning after September 15, 2012 with early adoption permitted. Hospira adopted ASU No. 2012-02 in the third quarter of 2012. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

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

Significant Accounting Policies

Product Recalls and Other Related Costs

Accruals for various product recalls, corrective or preventative actions, and other related costs were $125.9 million and $73.1 million as of September 30, 2012 and December 31, 2011 respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets.

The following summarizes product recalls and other related accrual activity for the nine months ended September 30, 2012:

(dollars in millions)
Balances at January 1, 2012	$73.1
Provisions	82.1
Payments	(29.3)
Balances at September 30, 2012	$125.9

Supplier Advances

Total supplier advances were $94.6 million and $63.6 million as of September 30, 2012 and December 31, 2011, respectively, and are included in Prepaid expenses and Other assets, in the condensed consolidated balance sheets. Supplier advances are generally refundable under certain conditions, interest free, unsecured and subject to credit risk.

Concentration of Risk

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government supported customers or distributors, including those in Italy, Spain, Portugal and Greece, among other European countries, where deteriorating credit and economic conditions continue to present significant challenges. While the European economic downturn has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition, Hospira monitors economic conditions and other fiscal developments in these countries. As of September 30, 2012, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $100.7 million (gross) and $96.6 million (net of allowances). Of these net trade receivables, $51.0 million and $34.5 million related to customers in Italy and Spain, respectively. As of September 30, 2012, 94.0% of the Italy and 90.0% of the Spain net receivables were from public hospitals primarily funded by the government.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development ("IPR&D") projects, and liabilities assumed, are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of consideration transferred to the seller over the fair value of the net assets acquired is recorded as goodwill. Acquisition costs, such as legal costs, audit fees and business valuation costs, are expensed as incurred.

Note 2 — Business Acquisition

Orchid

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, entered into a definitive agreement (the “Agreement”) with Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") and Mr. K. Raghavendra Rao to acquire from Orchid its penem and penicillin active pharmaceutical ingredient ("API") business for $202.5 million in cash. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be paid at closing. The pending acquisition includes the U.S. Food and Drug Administration ("FDA") approved manufacturing facility located in Aurangabad, India and a research and development facility based in Chennai, India, along with the related equipment and the employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the closing. Hospira will incur acquisition and integration related costs during the pending transaction close period and for a period thereafter.

The Agreement contains customary covenants by Hospira and Orchid. The transaction is subject to customary closing conditions and regulatory approvals. Hospira expects to close the transaction in late 2012 or early 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

Note 3 — Restructuring Actions and Asset Impairments

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

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan, (“Project Fuel”) that was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate restructuring costs and other asset charges related to these actions of $72.0 million.

The following summarizes the Project Fuel restructuring costs and inventory charges (included in Cost of products sold) in aggregate and for 2011:

	Restructuring costs		Inventory Costs
	Aggregate pre-tax restructuring costs		Aggregate pre-tax inventory charges
(dollars in millions)		2011		2011
U.S., Canada & Latin America ("Americas")	$29.1	$1.7	$19.3	$5.0
Europe, Middle East & Africa ("EMEA")	7.8	1.1	6.4	0.4
Asia Pacific ("APAC")	5.1	0.6	4.3	(0.3)
Total	$42.0	$3.4	$30.0	$5.1

Facilities Optimization

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million, which is reported in Restructuring, impairment, and (gain) on disposition of assets, net on the condensed consolidated statements of income (loss) for the nine months ended September 30, 2012. Hospira may incur lease contract termination charges upon final exit from the operations of up to approximately $5 million by late 2012 or early 2013.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the nine months ended September 30, 2011, Hospira incurred, in the Americas segment, restructuring costs of $0.3 million. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Other Restructuring

In June 2012, Hospira initiated plans to exit a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million, which is reported in Restructuring, impairment and (gain) on disposition of assets, net. In addition, Hospira incurred other asset (inventory) charges of $4.9 million and contract termination charges of $0.9 million related to the product line exit, both of which are reported in Cost of products sold. Additionally, in August 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition reported in Restructuring, impairment and (gain) on disposition of assets, net.

In March 2011, Hospira incurred costs to terminate distributor contracts in the Americas segment of $7.8 million reported in Restructuring, impairment and (gain) on disposition of assets, net related to the restructuring of certain Latin America operations.

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

Note 5 — Investments

Investments include equity-method investments in which Hospira has significant influence but not the majority of the equity or risks and rewards. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. During the nine months ended September 30, 2012 and 2011, Equity income from affiliates, net, including the ZHOPL equity investment, was $27.0 million and $38.2 million, respectively, primarily due to the launch of docetaxel in 2011, the majority of which is sourced from ZHOPL.

During the nine months ended September 30, 2012, Hospira recognized an impairment charge of $8.4 million in Other expense (income), net to impair a cost-method investment, primarily due to the investment's capital call that indicated a decline in market value.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2012	2011
Revenue	$97.7	$119.9
Operating expenses	25.1	31.3
Operating income	72.6	88.6
Net Income	59.0	81.5

Note 6 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	September 30,			Significant Unobservable Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$0.4	$—	$0.4	$—
Available-for-sale marketable equity securities	6.9	6.9	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.8	—	0.8	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2011	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$5.4	$—	$5.4	$—
Available-for-sale marketable equity securities	7.8	7.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.3	—	1.3	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	September 30, 2012		December 31, 2011
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,875.7	$1,700.0	$1,767.3

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

The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	September 30,	December 31,
(dollars in millions)		2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$0.4	$5.4
	Other accrued liabilities	0.8	1.3

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)		2012	2011	2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income), net	$(5.3)	$20.9	$1.1	$18.5
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	—	(0.4)	—	(3.4)

Note 8 — Inventories, net

Inventories, net consist of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Finished products	$452.5	$478.2
Work in process	278.1	259.4
Materials	278.6	289.4
Total inventories	$1,009.2	$1,027.0

Inventory reserves were $144.0 million and $127.0 million at September 30, 2012 and December 31, 2011, respectively.

Note 9 — Property and equipment, net

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Property and equipment, at cost	$3,001.0	$2,842.0
Accumulated depreciation	(1,595.3)	(1,487.0)
Total property and equipment, net	$1,405.7	$1,355.0

Note 10 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at December 31, 2011	$1,082.9	$355.8
Additions	—	7.2
Amortization	—	(62.6)
Impairments	—	(14.0)
Currency translation effect and other	0.9	2.1
Balance at September 30, 2012	$1,083.8	$288.5

Goodwill is tested for impairment at least annually as of September 30 or more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units are the U.S., Canada, Latin America, EMEA and APAC. As of the latest assessment as of September 30, 2012, no impairment was indicated. The amount of fair value in excess of carrying value is as follows: for the U.S. and Canada reporting units, the estimated fair value exceeds their respective carrying values by greater than at least one-hundred percent; for the Latin America reporting unit, the estimated fair value exceeds its carrying value by greater than seventy-five percent; and for the APAC reporting unit, the estimated fair value exceeds its carrying value by greater than thirty-five percent. No goodwill is currently carried by the EMEA reporting unit.

Accumulated impairment losses for goodwill were $400.2 million as of September 30, 2012 and December 31, 2011.

Through the nine months ended September 30, 2012, Hospira recognized, primarily in the EMEA segment, intangible asset impairment charges of $14.0 million, related to the following: a customer relationship intangible asset due to anticipated delayed launch dates for certain products; a pain management product right due to reduced projected royalties; and an anti-infective product right due to increased competition and related pricing impact. Intangible asset impairment charges are reported in Restructuring, impairment and (gain) on disposition of assets, net.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. Intangible asset amortization expense was $20.5 million and $22.0 million for the three months ended September 30, 2012 and 2011, respectively. Intangible asset amortization expense was $62.6 million and $67.1 million for the nine months ended September 30, 2012 and 2011, respectively. Intangible asset amortization is estimated at $18.2 million for the remainder of 2012, $74.0 million for 2013, $62.8 million for 2014, $45.1 million for 2015, and $26.2 million for 2016.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Intangible Assets
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(dollars in millions)	2012	2011	2012	2011	2012	2011
Product rights and other	$627.5	$622.5	$(370.9)	$(310.8)	$256.6	$311.7
Customer relationships	12.8	31.2	(6.5)	(14.6)	6.3	16.6
IPR&D	3.7	7.7	—	—	3.7	7.7
Technology	34.7	33.6	(12.8)	(13.8)	21.9	19.8
	$678.7	$695.0	$(390.2)	$(339.2)	$288.5	$355.8

Note 11 — Other assets

Other assets consist of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Supplier advances	$65.6	$60.3
Net investment in sales-type leases, less current portion	21.4	15.7
All other	70.4	57.8
Total	$157.4	$133.8

Note 12 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Minimum lease payments receivables	$34.6	$26.5
Unearned interest income	(4.0)	(3.0)
Net investment in sales-type leases	30.6	23.5
Current portion (1)	(9.2)	(7.8)
Net investment in sales-type leases, less current portion (1)	$21.4	$15.7

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively, on the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of September 30, 2012 and December 31, 2011, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 13 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Accrued rebates	$134.7	$129.5
Income taxes payable	7.7	10.6
Product recall and other related accruals	65.4	58.6
Accrued returns	23.0	27.4
All other	288.7	230.8
Total Other accrued liabilities	$519.5	$456.9

Note 14 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Accrued post-retirement medical and dental costs	$53.5	$53.7
Pension liabilities	83.3	93.2
Unrecognized tax benefits, including penalties and interest	76.2	67.5
Product recall and other related accruals	60.5	14.5
Accrued returns	5.9	4.8
All other	48.0	42.0
Total	$327.4	$275.7

Note 15 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net cost recognized for the pension plans and medical and dental plans for the three and nine months ended September 30, were as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Service cost for benefits earned during the period	$0.3	$0.2	$1.0	$0.8
Interest cost on projected benefit obligations	6.0	6.4	17.9	19.2
Expected return on plans' assets	(8.1)	(8.6)	(24.2)	(25.8)
Net amortization	4.7	2.6	14.1	7.8
Net cost	$2.9	$0.6	$8.8	$2.0

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Service cost for benefits earned during the period	$—	$—	$0.1	$—
Interest cost on projected benefit obligations	0.6	0.6	1.7	2.0
Expected return on plans' assets	—	—	—	—
Net amortization	0.2	0.1	0.5	0.3
Net cost	$0.8	$0.7	$2.3	$2.3

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

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended September 30, 2012 and 2011 were $9.9 million and $8.9 million, respectively. For the nine months ended September 30, 2012 and 2011, expenses were $27.9 million and $25.5 million, respectively.

Note 16 — Short-term Borrowings and Long-term Debt

As of September 30, 2012, Hospira had a $1.0 billion unsecured revolving credit facility maturing in October 2016 with no amounts outstanding.

During the nine months ended September 30, 2012, Hospira increased borrowings, primarily from uncommitted lines of credit, by $45.8 million, net, to support non-U.S. operations.

Certain borrowing agreements contain covenants that require compliance. For example, among other restrictions, the revolving credit facility contains a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of September 30, 2012, Hospira was in compliance with all applicable covenants.

Note 17 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward for Italy, for years 2007 forward for Australia, for years 2008 forward for the U.S. and Canada and for years 2009 forward for the United Kingdom. During the current quarter, the Internal Revenue Service ("IRS") audit fieldwork of Hospira's 2008 and 2009 tax returns, along with tax audits in other jurisdictions, have progressed sufficiently where Hospira now estimates that, within the next twelve months, a decrease of up to $35 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

During 2011, an IRS audit of Hospira’s 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement was a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million was recognized in the results for the nine months ended September 30, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts.

Note 18 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2012 and December 31, 2011, 178.3 million and 177.8 million common shares were issued and 165.2 million and 164.7 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock, under which Hospira received 3.7 million shares. Hospira may periodically repurchase additional shares under this authorization, which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No repurchases were made during the nine months ended September 30, 2012.

Note 19 — Accumulated Other Comprehensive (Loss), net of tax

Accumulated other comprehensive (loss), net of taxes, consists of the following:

	September 30,	December 31,
(dollars in millions)	2012	2011
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$57.6	$47.9
Cumulative retirement plans unrealized losses, net of taxes $83.0 million and $89.0 million, respectively	(137.9)	(147.7)
Cumulative unrealized (losses) gains on marketable equity securities, net of taxes $0.0 million	(0.4)	0.9
Cumulative gains on terminated cash flow hedges, net of taxes $(0.4) million and $(0.4) million, respectively	0.7	0.6
Accumulated Other Comprehensive (Loss)	$(80.0)	$(98.3)

Note 20 — Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2012	2011	2012	2011
Weighted average basic common shares outstanding	165.1	164.5	165.0	165.8
Incremental shares outstanding related to stock-based awards	0.8	—	1.0	2.9
Weighted average dilutive common shares outstanding	165.9	164.5	166.0	168.7

For the three months ended September 30, 2011, 2.4 million incremental shares related to stock-based awards were not included in the computation of diluted earnings (loss) per share because of the net loss during the three month period. The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 9.8 million and 9.4 million for the three and nine months ended September 30, 2012, respectively and 3.6 million and 2.1 million for the three and nine months ended September 30, 2011, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 21 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $9.8 million and $9.1 million was recognized for the three months ended September 30, 2012, and 2011, respectively. The related income tax benefit recognized was $3.6 million and $3.3 million for the three months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense of $29.9 million and $32.1 million was recognized for the nine months ended September 30, 2012 and 2011, respectively. The related income tax benefit recognized was $10.4 million and $11.4 million for the nine months ended September 30, 2012, and 2011, respectively. As of September 30, 2012, there was $64.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

During the three months ended March 31, 2012, 2.7 million options were granted to certain employees primarily as part of the 2012 annual stock option grant. During the three months ended June 30, 2012 and September 30, 2012, an additional 129,219 and 93,575 options were granted, respectively. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises. Included in the above option awards are 140,000 options that have a five year term, and will vest and become exercisable if the average stock price over a thirty consecutive day period is at or above the vesting trigger price.

The weighted average fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Volatility	31.3%	29.3%	31.3%	29.3%
Expected life (years)	4.8	4.8	4.8	4.8
Risk-free interest rate	0.7%	0.8%	0.8%	2.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$9.15	$9.92	$10.01	$14.16

Performance Share Awards

During the three months ended March 31, 2012, 328,065 performance share awards were granted to key members of management primarily as part of the 2012 annual grant. During the three months ended June 30, 2012 and September 30, 2012, 16,153 and 10,463 performance share awards were granted to key members of management, respectively. These awards vest at the end of the three-year performance cycle. The amount of awards earned is based on a formula measuring performance using relative total shareholder return over interim annual periods and the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	2012	2011
Volatility	27.3%	34.7%
Risk-free interest rate	0.4%	1.2%
Dividend yield	0.0%	0.0%
Fair value per performance share	$51.39	$61.64

Restricted Stock

During the nine months ended September 30, 2012, 110,250 restricted shares were granted to key members of management. Hospira issues restricted stock with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2012 was $34.35 per grant.

Note 22 — Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira is involved in two patent lawsuits concerning Hospira’s Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (“214”) (expires July 15, 2013) and 6,716,867

(“867”) (expires March 31, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz has filed an abbreviated new drug application (“ANDA”) with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz’s ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012 the court issued its opinion. The court ruled that: (i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid as obvious. Hospira and Sandoz have both appealed the District Court ruling to the United States Court of Appeals for the Federal Circuit. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco’s “Paragraph IV” notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco’s ANDA has received tentative approval from the FDA. The case is currently stayed.

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees’ Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, amended complaint filed June 25, 2012 and pending in the United States District Court for the Northern District of Illinois. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira’s financials and business prospects and failed to disclose material facts affecting Hospira’s financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of Q4, 2009 financial results) through October 17, 2011 (Hospira announced preliminary financial results for Q3, 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys’ fees and costs.

Hospira has been named as a nominal defendant in two shareholder derivative lawsuits (one dismissed) which name as defendants certain Hospira officers, certain former officers and members of Hospira’s Board of Directors. The cases are: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Sumant Ramachandra, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant) amended complaint filed in September of 2012 in the United States District Court for the Northern District of Illinois; and Charles L. Currie and Cheryl E. Currie v. Christopher B. Begley, Irving W. Bailey, II, Roger W. Hale, F. Michael Ball, Barbara L. Bowles, Connie R. Curran, Heino von Prondzynski, William G. Dempsey, Jacque J. Sokolov, M.D., John C. Staley, Mark F. Wheeler, M.D., Thomas E. Werner, Terrence C. Kearney, Ronald Squarer and Sumant Ramachandra, M.D. and Hospira, Inc. (Nominal Defendant) ("Currie"), filed in December, 2011 and pending in the Circuit Court of Cook County, Illinois. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira. On October 15, 2012, the court granted defendants' motion to dismiss the Currie case in its entirety. On April 9, 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding “Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures”. The letter requests investigation of matters entirely covered by the securities and derivative lawsuits that were previously filed, as set forth above.

Hospira, certain members of Hospira's Board of Directors and other current or former Hospira employees were named as defendants in a lawsuit alleging violation of the Employee Retirement Income Security Act of 1974 (“ERISA”). The lawsuit, Veronica Lynch, Individually and on behalf of all others similarly situated and on behalf of the Hospira 401(k) Retirement Savings Plan v. Hospira, Inc., Pamela Hannon, Henry A. Weishaar, Lori O. Carlson, Richard J. Hoffman, the Compensation Committee of the Board of Directors of Hospira, Inc., Roger W. Hale, Connie R. Curran, Jacque J. Sokolov and Heino von Prondzynski, was filed June 11, 2012 in the United States District Court for the Northern District of Illinois and alleged breaches of fiduciary duties, generally alleging that Hospira stock was not a prudent investment for 401(k) participants. The lawsuit sought class action status, equitable relief and monetary damages. On October 2, 2012, the case was dismissed in its entirety.

Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations in the U.S.), warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, import and export bans or restrictions, monetary sanctions, delays in product approvals and other restrictions on operations.

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at September 30, 2012 and December 31, 2011, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 23 — Segment Information

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended September 30:

	Net Sales		Income (Loss) from Operations
(dollars in millions)	2012	2011	2012	2011
Americas	$789.1	$767.9	$34.3	$106.4
EMEA	122.9	129.3	(28.0)	(164.8)
APAC	82.0	79.5	6.9	2.6
Total reportable segments	$994.0	$976.7	13.2	(55.8)
Corporate functions			(19.9)	(20.3)
Stock-based compensation			(9.8)	(9.1)
Loss from operations			(16.5)	(85.2)
Interest expense and other expense (income), net			(23.9)	(21.6)
Loss before income taxes			$(40.4)	$(106.8)

The table below presents information about Hospira’s reportable segments for the nine months ended September 30:

	Net Sales		Income from Operations
(dollars in millions)	2012	2011	2012	2011
Americas	$2,369.7	$2,419.9	$150.7	$524.9
EMEA	386.1	383.9	(42.9)	(180.6)
APAC	237.4	239.3	7.7	16.5
Total reportable segments	$2,993.2	$3,043.1	115.5	360.8
Corporate functions			(57.6)	(59.6)
Stock-based compensation			(29.9)	(32.1)
Income from operations			28.0	269.1
Interest expense and other expense (income), net			(77.1)	(64.7)
(Loss) Income before income taxes			$(49.1)	$204.4

Entity wide disclosures:

Long-lived assets in India were $262.1 million and $196.0 million as of September 30, 2012 and December 31, 2011, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to remediate quality related matters, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. (“Hospira”) intends that these forward looking statements be covered by the safe harbor provisions for forward looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward looking statements. You should be aware that these statements and any other forward looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: (i) the continuing growth of our currently marketed products and developments with competitive products; (ii) additional actions, legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira’s business; (iii) product quality or patient safety issues, leading to product recalls, withdrawals, launch delays, import and export bans or restrictions, sanctions, seizures, litigation or declining sales; (iv) Hospira’s ability to protect intellectual property rights, including the patents related to Precedex™; (v) Hospira’s ability to prevail against the intellectual property rights of third parties related to our research and development pipeline; (vi) future actions of the U.S. Food and Drug Administration (“FDA”) or any other regulatory body that could delay, limit or suspend product development, manufacturing or sale or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; (vii) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development; (viii) the availability and pricing of acceptable raw materials and component supply; and (ix) Hospira’s ability to realize the anticipated benefits of its continuous improvement initiatives.

Other important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Form 10-K, and the factors described in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2012 and June 30, 2012, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward looking statements contained in this report.

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

Generic Pharmaceutical Product Development

In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira’s portfolio. As of September 30, 2012, Hospira’s generic pharmaceutical development pipeline consisted of 76 compounds.

Biosimilar Product Development

As of September 30, 2012, Hospira’s biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of up to 11 compounds and updates for certain products in the pipeline include the following:

•
Celltrion completed its development program for one of these biosimilars, infliximab, and submitted the dossier to the European Medicines Agency ("EMA") in March 2012. Hospira submitted its duplicate dossier to the EMA in May 2012. Celltrion is in the process of completing its development program for a second biosimilar, trastuzumab.

•
In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2014.

Proprietary Pharmaceutical Product Development

As of September 30, 2012, Hospira has in development/co-development the following proprietary pharmaceutical products:

•	Precedex™ is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

•
in 2007, Hospira completed its clinical program for the long-term use of Precedex™ (greater than 24 hour infusion), and is continuing to work with the FDA, but the outcome is uncertain (it has achieved approval of this indication in certain markets outside the U.S.);

•
in 2009, Hospira began clinical trials in its Phase III development for the use of Precedex™ in the pediatric setting. Hospira is in the process of completing this program in preparation for submission to the FDA;

•
in 2011, Hospira began clinical trials in Japan in its Phase III development for a procedural sedation indication in the use of Precedex™. Hospira has completed these trials and the data was submitted to the Pharmaceuticals and Medical Devices Agency of Japan in the third quarter of 2012.

•
Dyloject™ is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a Complete Response Letter from the FDA regarding Dyloject™. Hospira and its third-party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

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

During 2009, Hospira and Ivax International GmbH ("Ivax") (formerly ChemGenex Pharmaceuticals Limited) entered into a collaborative agreement to develop, license, and commercialize an oncology product candidate in EMEA. In 2012, Hospira and Ivax entered into an agreement that terminates Hospira's rights and obligations with respect to Ivax's oncology product candidate going forward.

Device Product Development

Hospira’s key device programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

Research and Development Expense

Research and development (“R&D”) expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the three and nine months ended September 30, 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were 10.9% and 14.8% of total R&D expense, respectively. Other than EPO Phase III costs, the costs attributable to a specific project were not individually material to Hospira’s R&D expense line item for the periods presented.

Hospira may periodically enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira expects that R&D as a percentage of net sales may increase up to approximately 8% of net sales over the next two to three years to support Hospira’s strategy to expand and advance its generic pharmaceutical and biosimilar product portfolio, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

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

Facilities Optimization and Capacity Expansion

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began expansion in Vishakhapatnam (“Vizag”), India of specialty injectable manufacturing capacity. Capital expenditures and related start-up charges are anticipated for this three to five year project, with the first commercial product release expected in 2014. In aggregate, Hospira estimates Vizag, India capacity expansion capital expenditures of $275 million to $325 million and Hospira has incurred $135.2 million in aggregate to date. For the Vizag, India capacity expansion, capital expenditures were $79.7 million in 2011, are expected to be approximately $85 million in 2012, with the remaining amounts in 2013 and 2014. In the nine months ended September 30, 2012, capital expenditures were $55.5 million. In addition, Hospira initiated plans to qualify and validate, over the next three years, manufacturing and related activities for certain oncology compounds at Hospira’s Joint Venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in Ahmedabad, India. For both this and the above Vizag, India capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product related) and registration costs in the aggregate of approximately $100 million to $120 million, for which timing will lag facility construction. Activities related to these projects began primarily in the second half of 2011. In aggregate, charges incurred through September 30, 2012 were $15.2 million, primarily related to start-up and facility validation. In the three and nine months ended September 30, 2012, charges were $4.1 million and $11.3 million, respectively. For the three and nine months ended September 30, 2011, Hospira incurred $1.5 million of charges. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects.

Furthermore, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the section captioned “Certain Quality and Product Related Matters” in this Item 2.

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment (includes the United States, Canada and Latin America), Hospira incurred equipment and facility impairment charges of $17.4 million and may incur lease contract termination charges upon final exit from the operations of up to approximately $5 million by late 2012 or early 2013.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate charges related to this action of $42.5 million. These charges included aggregate restructuring charges of $27.8 million. During the nine months ended September 30, 2011, Hospira incurred restructuring costs of $1.1 million in the Americas segment, with $0.3 million reported as restructuring costs. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”) that was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate charges related to these actions of $132.5 million. These charges included aggregate restructuring costs and other asset charges of $72.0 million. During the nine months ended September 30, 2011, Hospira incurred charges of $9.6 million, with $3.4 million reported as restructuring costs.

Other Restructuring

In June 2012, Hospira initiated plans to exit a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million, which is reported in Restructuring, impairment and (gain) on disposition of assets, net. In addition, Hospira incurred other asset (inventory) charges of $4.9 million and contract termination charges of $0.9 million related to the product line exit, both of which are reported in Cost of products sold. Additionally, in August 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition reported in Restructuring, impairment and (gain) on disposition of assets, net.

In March 2011, Hospira incurred costs of $7.8 million to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations.
Financial Related Impact

The net charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income (loss) line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Cost of products sold	$4.1	$1.5	$17.1	$7.3
Restructuring, impairment and (gain) on disposition of assets, net	(1.9)	—	27.6	11.5
Selling, general and administrative	—	—	—	1.2
Total net charges	$2.2	$1.5	$44.7	$20.0

As Hospira continues to consider each continuous improvement activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under generally accepted accounting principles in the United States (“GAAP”), among other factors. For further information regarding the impact of these continuous improvement activities, see Note 3 to the condensed consolidated financial statements included in Item 1.

Certain Quality and Product Related Matters

Hospira and its' suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other governmental authorities. Hospira’s manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to inspection observations (commonly called Form 483 observations in the U.S.), warning letters, consent decrees, voluntary or involuntary product recalls and other corrective actions, injunctions to halt production and distribution of products, import and export bans or restrictions of products, monetary sanctions, delays in product approvals and other restrictions on operations. Any of these regulatory actions as well as Hospira’s inspections, reviews and commitments may require remediation activities with respect to products, facilities and quality/production policies, procedures and processes.

The following information provides additional detail regarding certain quality and product related matters.

Warning Letter Matters

Warning Letter (April 2010) and Related Matters

In April 2010, Hospira received a Warning Letter from the FDA ("2010 Warning Letter") in connection with the FDA's inspections of Hospira's pharmaceutical and device manufacturing facilities located in Clayton, North Carolina and Rocky

Mount, North Carolina. In the 2010 Warning Letter, the FDA cited current good manufacturing practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The 2010 Warning Letter also asserted other inadequacies, including procedures related to the Quality Control unit, investigations and medical reporting obligations. The 2010 Warning Letter does not restrict production or shipment of Hospira's products from these facilities.

Since issuing the 2010 Warning Letter, the FDA has completed multiple reinspections at both the Clayton and Rocky Mount facilities. In January 2011, the FDA did not issue a Form 483 after inspecting the Clayton facility. In May and August 2011, the FDA issued a Form 483 listing observations after each inspection of the Rocky Mount facility which identified further areas for remediation and improvement. In March 2012, the FDA conducted a focused inspection at the Clayton facility and issued a Form 483 with one observation related to the thoroughness of certain of Hospira's internal investigations. In July 2012, the FDA issued a Form 483 after inspecting the Clayton facility listing observations regarding stability studies, sampling documentation and methodology and equipment validations. The FDA will likely conduct additional follow-up inspections at one or both facilities in the near future.

Further, in March 2012, Hospira encountered manufacturing issues at the Clayton facility. Hospira elected to shutdown production at the Clayton facility to investigate and remediate these issues which has disrupted the supply of product to the market as well as to certain contract manufacturing customers primarily in the Americas. Hospira expects to manufacture and replenish inventory levels through the remainder of 2012 to support a reintroduction of the impacted products to the market in late 2012 or early 2013. Specific to these issues, Hospira has and may continue to incur costs related to extended shutdown, failure to supply penalties and inventory loss due to non-conformance with specifications.

Warning Letter (August 2012)

In August, 2012, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's La Aurora de Heredia, Costa Rica device manufacturing facility in April 2012 and corresponding Form 483 (“2012 Warning Letter”). In the 2012 Warning Letter, the FDA cited current good manufacturing practice deficiencies related to the failure to correct and prevent recurrence of nonconforming product; the failure to implement changes in procedures needed to correct and prevent identified quality problems; the failure to evaluate suppliers on their ability to meet requirements; the failure to establish adequate procedures for acceptance of incoming product; and the failure to maintain appropriate device history records. The Costa Rica site manufactures most of Hospira's infusion devices and administration sets. The 2012 Warning Letter does not restrict production or shipment of Hospira's products from this facility.

Hospira's Response to Warning Letters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters. Hospira has submitted comprehensive remediation plans to address the items raised in the 2010 Warning Letter and 2012 Warning Letter. Hospira will continue to work through the commitments made in its remediation plans or responses and interact and work closely with the FDA to ensure that all items noted in the Warning Letters and related subsequent Form 483s are appropriately addressed. While Hospira has submitted remediation plans, they are subject to update and revision, based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA. Until the violations are corrected, Hospira may be subject to additional regulatory action by the FDA, including those identified within this "Certain Quality and Product Related Matters" section. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA will be satisfied with Hospira's response or corrective actions.

Hospira has disclosed information about the Form 483 observations relevant to the facilities subject to a warning letter that are received subsequent to the issuance of a warning letter. All of Hospira's manufacturing facilities and related operations are subject to routine FDA inspections and some of those facilities have received Form 483 observations or FDA issued untitled letters or comparable inspection results from other governmental regulatory agencies. Hospira is working to ensure all of its facilities and quality policies, procedures and processes align with the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for strengthening, quality, compliance and production processes at other facilities.

Device Product Related Matters

Symbiq™ Infusion Pumps

In April 2010, Hospira placed a voluntary hold on all shipments of Symbiq™ infusion pumps to new customers pending FDA regulatory clearance of a 510(k) application for software updates. In March 2012, Hospira received regulatory clearance from the FDA for the Symbiq™ 510(k) application. Hospira is working with existing customers to upgrade Symbiq™ devices in the market.

In August 2012, Hospira notified customers of potential issues with the touchscreen on Symbiq™ infusion pumps. The FDA has classified this voluntary action as a Class I recall although the FDA is not requiring Hospira to remove any Symbiq™ pumps from the market. Hospira is re-notifying customers of this issue and offered instructions to confirm correct infusion settings and how to stop an infusion if problems arise. Hospira is working on a software solution to address the main cause of the issue which will be deployed in the field when available. In October 2012, Hospira placed a voluntary hold on all shipments of Symbiq™ infusion pumps to new U.S. customers. Hospira cannot predict when it will lift this voluntary hold.

Plum™ Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a number of customer reports associated with the Plum A+™ and Plum XL™ family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue. For the Plum A+™ pumps, the alarm failures are associated with the alarm assembly. For the Plum XL™ pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time. Plum XL™ customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+™ and Plum XL™ actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any Plum™ pumps from the market. In late 2011, Hospira began the replacement of components for the Plum A+™ and expects the deployment activities to extend into 2013.

Comprehensive Medication Management Product Review

In connection with certain matters above, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products. The product reviews are designed to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews will also include retrospective assessments of customer experiences with these products for the preceding two years. The product reviews will provide Hospira with important information for enhancing the reliability of these products and future products. The product reviews (retrospective assessments and related investigations) and remediation are ongoing. The initial retrospective assessments have been completed, and based on the results, certain issues require further investigation. Hospira has opened investigation into these issues which are either in progress or, in some instances, already completed. Certain remediation actions, such as product recalls, infusion pump life cycle management programs or other corrective or preventative actions for Hospira’s medication management products have been, and may be required upon finalization of the product reviews. Hospira expects that the product reviews will be completed by 2013 and expects that the remediation actions resulting from the product reviews could extend over the next two to three years.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of income (loss) as follows:

	Certain Quality and Product Related Matters
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Warning Letters Related
Third-party oversight and consulting	$22.4	$0.7	$64.5	$0.7
Other charges (extended production downtime related costs and failure to supply penalties)	11.7	9.6	37.2	9.6
Inventory charges	0.7	14.0	19.3	14.0
Device Product Related
Third party consulting (product review and remediation activities)	4.6	2.6	10.1	2.6
Corrective action charges	50.4	23.8	72.6	23.8
Other charges (asset impairments)	8.2	—	8.2	—
Total Charges	$98.0	$50.7	$211.9	$50.7

Hospira expects to incur over the next one to two years, additional aggregate charges related to these certain quality and product related matters. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. In addition to the charges incurred for these certain quality and product related matters, Hospira has, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions and product improvements will depend on various production and quality development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the “Facilities Optimization and Capacity Expansion” section within this Item 2.

Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA and other governmental regulatory agencies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to medication management products or the matters included in the Warning Letters. For more information about risks related to these matters, see the section captioned “Hospira’s issues with its quality systems and processes could have an adverse effect upon Hospira’s business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products” in “Item 1A Risk Factors” of Hospira’s 2011 Form 10-K.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over our efforts to market generic pharmaceutical products and with companies regarding the PrecedexTM patents. For more information about risks related to these matters, see the sections captioned “If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products” and “If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed” in “Item 1A Risk Factors” of Hospira’s 2011 Form 10-K. In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. market with its oxaliplatin products on June 30, 2010 and re-launched its products pursuant to a royalty-free license after August 9, 2012.

For further details regarding Hospira’s patents and other patent-related litigation, see Note 22 to the condensed consolidated financial statements included in “Item 1. Financial Statements” of this document.

Results of operations for the three months ended September 30, 2012 compared to September 30, 2011

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,
	2012	2011	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$502.0	$485.2	3.5%	4.4%
Medication Management	197.6	199.9	(1.2)%	(0.3)%
Other Pharma	89.5	82.8	8.1%	8.2%
Total Americas	789.1	767.9	2.8%	3.6%
Europe, Middle East & Africa ("EMEA")—
Specialty Injectable Pharmaceuticals	76.6	75.2	1.9%	13.5%
Medication Management	27.1	29.6	(8.4)%	2.7%
Other Pharma	19.2	24.5	(21.6)%	(17.3)%
Total EMEA	122.9	129.3	(4.9)%	5.2%
Asia Pacific ("APAC")—
Specialty Injectable Pharmaceuticals	64.6	66.4	(2.7)%	(0.9)%
Medication Management	11.9	11.1	7.2%	8.2%
Other Pharma	5.5	2.0	175.0%	177.0%
Total APAC	82.0	79.5	3.1%	4.9%
Net Sales	$994.0	$976.7	1.8%	3.9%

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

Americas

Net sales in the Americas segment increased 2.8%, or 3.6% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals increased primarily due to the re-launch of oxaliplatin in the U.S. and continued volume growth of the proprietary sedation drug PrecedexTM. Further, Hospira has implemented certain base product price increases which favorably impacted Specialty Injectable Pharmaceuticals Net sales during the three months ended September 30, 2012 and Hospira may continue this price increase strategy through future contract renewals. This growth is partially offset by the expected price erosion following the 2011 docetaxel launch and similar pricing and volume progression for product launches in prior periods. Medication Management net sales were flat compared to the same period in 2011. Other Pharma net sales increased due to higher volumes in contract manufacturing.

EMEA

Net sales in the EMEA segment decreased (4.9)% or increased 5.2% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to continued strong sales volume of generic Meropenem, launched in 2011, as well as the biosimilar products NivestimTM and RetacritTM. Increases in generic volumes were offset by price decreases resulting from competition for certain existing oncology products. Medication Management net sales increased slightly on a constant currency basis primarily due to higher administration set sales. Other Pharma net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 3.1% or 4.9% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales slightly decreased due to lower prices as well as lower volumes for certain proprietary drugs, slightly offset by volume increases of oncology products.

Gross Profit (Net sales less Cost of product sold)

			Percent
Three months ended September 30 (dollars in millions)	2012	2011	change
Gross profit	$214.3	$303.9	(29.5)%
As a percent of net sales	21.6%	31.1%

Gross profit decreased $89.6 million, or (29.5)%, for the three months ended September 30, 2012, compared with the same period in 2011.

Gross profit decreased in the third quarter of 2012 primarily due to charges associated with certain quality and product related matters, higher manufacturing spending related to strengthening quality, compliance and production processes and other manufacturing inefficiencies. The decrease in gross profit was partially offset by lower inventory loss and higher sales in certain products including strong Precedex™ sales in the U.S and the U.S. re-launch of oxaliplatin during the quarter.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

			Percent
Three months ended September 30 (dollars in millions)	2012	2011	change
Restructuring, impairment and (gain) on disposition of assets, net	$9.4	$170.2	(94.5)%
As a percent of net sales	0.9%	17.4%

Restructuring, impairment and (gain) on disposition of assets, net was $9.4 million for the three months ended September 30, 2012 and was primarily due to an intangible asset impairment charge of $8.1 million recognized in the EMEA segment, related to a customer relationship intangible asset due to anticipated delayed launch dates for certain products. In the three months ended September 30, 2011, Hospira recognized a $155.0 million goodwill impairment charge related to the EMEA reporting unit. In addition, in the three months ended September 30, 2011, Hospira recognized an intangible asset impairment charge primarily related to an oncology product right charge of $8.7 million due to competitive pricing pressure.

Research and Development

			Percent
Three months ended September 30 (dollars in millions)	2012	2011	change
Research and development	$66.2	$69.3	(4.5)%
As a percent of net sales	6.7%	7.1%

R&D decreased $3.1 million, or (4.5)%, for the three months ended September 30, 2012, compared with the same period in 2011 primarily due to decreases in spending on PrecedexTM clinical trials and the timing of clinical spending for a certain biosimilar pharmaceutical product. This decrease was partially offset by higher spending in 2012 on generic pharmaceuticals product development for global expansion and R&D development for device products.

Selling, General and Administrative

			Percent
Three months ended September 30 (dollars in millions)	2012	2011	change
Selling, general and administrative	$155.2	$149.6	3.7%
As a percent of net sales	15.6%	15.3%

Selling, general and administrative increased $5.6 million, or 3.7%, for the three months ended September 30, 2012, compared with the same period in 2011. The increase was due to higher costs associated with certain selling and promotional expenses for various products including Precedex™ and higher costs for various matters including information technology.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $21.1 million for the three months ended September 30, 2012 and $23.4 million in the same period in 2011. Other expense (income), net was $2.8 million for the three months ended September 30, 2012, primarily due to foreign currency transaction losses compared to income of $(1.8) million for the three months ended September 30, 2011.

Income Tax Benefit
The effective tax rate was a benefit of 85.9% for the three months ended September 30, 2012, compared to a benefit of 8.1% for the same period in 2011. The tax benefit during the three months ended September 30, 2012, and to a lesser extent, the same period in 2011, resulted from higher quality related expenses incurred in higher tax rate jurisdictions. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

The Internal Revenue Service ("IRS") commenced the audit during 2011 of Hospira's 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains subject to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. During the three months ended September 30, 2012, the IRS audit fieldwork of Hospira's 2008 and 2009 tax returns, along with tax audits in other jurisdictions, have progressed sufficiently where Hospira now estimates that, within the next twelve months, a decrease of up to $35 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $6.9 million during the three months ended September 30, 2012 compared to $9.3 million for the same period in 2011. The decrease is primarily due to lower income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011.

Results of operations for the nine months ended September 30, 2012 compared to September 30, 2011

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line

(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2012	2011	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,451.4	$1,525.2	(4.8)%	(4.0)%
Medication Management	624.2	596.4	4.7%	5.3%
Other Pharma	294.1	298.3	(1.4)%	(1.1)%
Total Americas	2,369.7	2,419.9	(2.1)%	(1.3)%
EMEA—
Specialty Injectable Pharmaceuticals	235.1	219.8	7.0%	16.6%
Medication Management	88.1	97.3	(9.5)%	(1.2)%
Other Pharma	62.9	66.8	(5.8)%	(1.3)%
Total EMEA	386.1	383.9	0.6%	8.9%
APAC—
Specialty Injectable Pharmaceuticals	187.3	195.6	(4.2)%	(2.5)%
Medication Management	35.6	33.6	6.0%	6.4%
Other Pharma	14.5	10.1	43.6%	43.6%
Total APAC	237.4	239.3	(0.8)%	0.7%
Net Sales	$2,993.2	$3,043.1	(1.6)%	0.1%

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

Americas

Net sales in the Americas segment decreased (2.1)%, or (1.3)% excluding the impact of changes in foreign exchange rates. Net sales of Specialty Injectable Pharmaceuticals decreased primarily due to expected price erosion following the 2011 docetaxel launch partly off-set by increased docetaxel volume compared with the same period in 2011. Net sales were also lower due to similar pricing and volume progression for new product launches in prior periods and supply constraints for certain products related to quality remediation efforts. These decreases were partially offset by continued volume growth of the proprietary sedation drug PrecedexTM and the third quarter 2012 re-launch of oxaliplatin in the U.S. Medication Management net sales were higher primarily due to increased sales volumes for SymbiqTMand PlumTM infusion pumps. Other Pharma net sales decreased due to lower volumes for solution and nutritional products, partially offset by higher contract manufacturing volumes.

EMEA

Net sales in the EMEA segment increased 0.6% or 8.9% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales increased due to strong volumes of generic Meropenem, launched in 2011, and biosimilar products NivestimTM and RetacritTM. Increases in generic volumes were offset by price decreases resulting from competition for certain existing oncology products. Medication Management net sales were lower primarily due to decreased volumes of PlumTM dedicated sets and consumables.

APAC

Net sales in the APAC segment decreased (0.8)% or increased 0.7% excluding the impact of changes in foreign exchange rates. Specialty Injectable Pharmaceuticals net sales decreased primarily due to lower volumes on proprietary drugs and price decreases on certain oncology products. These were moderately offset with higher volumes on certain oncology products within the region. Medication Management net sales were higher primarily due to increased sales volumes on PlumTM infusion pumps.

Gross Profit (Net sales less Cost of product sold)

			Percent
Nine months ended September 30 (dollars in millions)	2012	2011	change
Gross profit	$797.8	$1,116.4	(28.5)%
As a percent of net sales	26.7%	36.7%

Gross profit decreased $318.6 million, or (28.5)%, for the nine months ended September 30, 2012, compared with the same period in 2011.

Gross profit decreased in the first nine months of 2012 primarily due to charges associated with continuous improvement and certain quality and product related matters, higher manufacturing spending related to strengthening quality, compliance and production processes, other manufacturing inefficiencies, as well as higher inventory loss due to non-conformance with specifications and quality standards, excess and obsolescence. The decrease in gross profit was partially offset by higher sales in certain products including strong Precedex™ sales in the U.S. and the U.S. re-launch of oxaliplatin during the third quarter of 2012.

Restructuring, Impairment and (Gain) on Disposition of Assets, Net

			Percent
Nine months ended September 30 (dollars in millions)	2012	2011	change
Restructuring, impairment and (gain) on disposition of assets, net	$41.6	$184.9	(77.5)%
As a percent of net sales	1.4%	6.1%

Restructuring, impairment and (gain) on disposition of assets, net was $41.6 million for the nine months ended September 30, 2012, of which $29.5 million was due to impairment charges related to Hospira's facility optimization and other restructuring-related activities. In addition, a total of $14.0 million of intangible asset impairment charges were recognized primarily in the EMEA segment in 2012. These impairment charges related primarily to a customer relationship intangible asset due to anticipated delayed launch dates for certain products.

In the nine months ended September 30, 2011, Hospira recognized a $155.0 million goodwill impairment charge related to the EMEA reporting unit. In addition, in 2011, Hospira recognized an intangible asset impairment charge primarily related to an oncology product right charge of $8.7 million due to competitive pricing pressure and distributor contract termination costs of $7.8 million incurred for restructuring of certain Latin America operations.

Research and Development

			Percent
Nine months ended September 30 (dollars in millions)	2012	2011	change
Research and development	$218.9	$192.0	14.0%
As a percent of net sales	7.3%	6.3%

R&D increased $26.9 million, or 14.0%, for the nine months ended September 30, 2012, compared with the same period in 2011 primarily due to higher spending in 2012 on a clinical trial for a certain biosimilar pharmaceutical product, generic pharmaceuticals product development for global expansion, and R&D development for device products.

Selling, General and Administrative

			Percent
Nine months ended September 30 (dollars in millions)	2012	2011	change
Selling, general and administrative	$509.3	$470.4	8.3%
As a percent of net sales	17.0%	15.5%

Selling, general and administrative increased $38.9 million, or 8.3%, for the nine months ended September 30, 2012, compared with the same period in 2011. The increase was due to higher costs associated with certain sales and promotional expenses for various products including Precedex™ and higher costs for various matters including compensation and information technology.

Interest Expense and Other Expense (Income), Net

Hospira incurred interest expense of $64.3 million for the nine months ended September 30, 2012 and $70.7 million in the same period in 2011. The decrease was primarily due to increased capitalized interest on capital projects. Other expense (income), net was $12.8 million for the nine months ended September 30, 2012, which includes $8.4 million for a cost-method investment impairment in addition to foreign currency transaction losses compared to income of $(6.0) million for the nine months ended September 30, 2011.

Income Tax (Benefit) Expense

The effective tax rate was a benefit of 124.2% for the nine months ended September 30, 2012, compared to an expense of 18.6% for the same period in 2011. During the nine months ended September 30, 2012, the tax benefit resulted from higher quality remediation effort related expenses incurred in higher tax rate jurisdictions. For the nine months ended September 30, 2011, the IRS audit of Hospira's 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement in 2011 resulted in a $19.7 million discrete income tax benefit. Excluding the effect of the IRS audit settlement, the effective tax rate for the nine months ended September 30, 2011 was an expense of 28.2%. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

The IRS commenced the audit during 2011 of Hospira's 2008 and 2009 U.S. federal tax returns. In addition, Hospira remains subject to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. During 2012, the IRS audit fieldwork of Hospira's 2008 and 2009 tax returns, along with tax audits in other jurisdictions, have progressed sufficiently where Hospira now estimates that within the next twelve months a decrease of up to $35 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $27.0 million during the nine months ended September 30, 2012 compared to $38.2 million for the same period in 2011. The decrease is primarily due to lower income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira’s primary source of funds to finance operating needs, certain acquisitions, capital expenditures, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and under other borrowings including uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into development alliances and collaborations to fund research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in continuous improvement and quality related activities, for the foreseeable future.

Of the total cash and cash equivalents at September 30, 2012, approximately $509 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in our foreign operations to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Hospira believes that our current U.S. cash flow from operations, U.S. cash balances and borrowing capacity under our credit facility are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, we could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

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

Specific to acquisitions, these capital resources referred to above will be used to fund the pending transaction to acquire Orchid Chemicals & Pharmaceuticals Ltd.'s ("Orchid") penem and penicillin active pharmaceutical ingredient ("API")business for $202.5 million in cash, expected to be completed in late 2012 or early 2013.

In September 2012 and 2011, Hospira advanced $10 million and $50 million, respectively, to a supplier for the purchase of certain biosimilar products. Additional supplier advances in aggregate of $40 million for the biosimilar products may be required and timing is based on estimated regulatory approval dates and commercial launch dates. Hospira may elect to distribute and market additional products sourced from this same biosimilar supplier which would require additional advances.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts (“ASR”) with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Under the ASR contracts, Hospira received 3.7 million shares. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various economic factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. No common stock repurchases were made during the nine months ended September 30, 2012.

Summary of Cash Flows

	Nine Months Ended September 30,
(dollars in millions)	2012	2011
Cash flow provided by (used in):
Operating activities	$404.4	$277.0
Investing activities	(216.8)	(203.2)
Financing activities	54.8	(136.6)

Cash flows from operating activities increased for the nine months ended September 30, 2012, compared with the same period in 2011. The increase in operating cash flows was due to lower working capital investments including lower income tax payments and timing of interest payments in 2012 compared to 2011, partially offset by the distributions received from equity affiliates in 2011 compared to no distributions received in 2012. Cash flows provided by operating activities for the nine months ended September 30, 2011 were adversely impacted by higher inventory levels due to increased cycle times.

Cash flows used in investing activities were higher during the nine months ended September 30, 2012, primarily due to acquisition payments for the pending transaction to acquire Orchid's penem and penicillin API business.

Cash flows provided by financing activities for the nine months ended September 30, 2012 was $54.8 million compared with a cash outflow of $136.6 million for the same period in 2011. In the nine months ended September 30, 2011, Hospira repurchased $200.0 million of common stock compared to no repurchases in the nine months ended September 30, 2012. During the nine months ended September 30, 2012, Hospira increased other borrowings to support non-U.S. operations. In addition, there were lower stock option exercises during the nine months ended September 30, 2012 compared to the same period in 2011 due to Hospira's common stock market values.

Debt and Capital

Hospira has a $1.0 billion unsecured revolving credit facility expiring in October 2016 under which no amounts were borrowed during the nine months ended September 30, 2012 or outstanding as of September 30, 2012.

Certain borrowing agreements contain covenants that require compliance. For example, among other restrictions, the revolving credit facility contains a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of September 30, 2012, Hospira was in compliance with all applicable covenants.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2011 Form 10-K. Other than described above, there have been no material changes to the short-term borrowing information provided in Hospira’s 2011 Form 10-K.

The following table is a summary of information related to Hospira’s short-term borrowings:

Other
(dollars in millions)	Borrowings
Three months ended September 30, 2012
Outstanding balance at period end	$87.0
Weighted average interest rate at period end	4.7%
Average monthly balance during the period end	$79.6
Weighted average interest rate during the period end	5.0%
Maximum month-end balance during the period end	$87.0

Other
(dollars in millions)	Borrowings
Nine months ended September 30, 2012
Outstanding balance at period end	$87.0
Weighted average interest rate at period end	4.7%
Average monthly balance during the period end	$71.0
Weighted average interest rate during the period end	5.9%
Maximum month-end balance during the period end	$87.0

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2011 Form 10-K, except for $202.5 million for the pending acquisition of Orchid's penem and penicillin API business expected in late 2012 or early 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at September 30, 2012 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $0.4 million would increase by $18.0 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at September 30, 2012 by replacing the actual exchange rates at September 30, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

Changes in internal controls. During the third quarter of 2012, Hospira implemented a new revenue management information system in its U.S. operations. In addition, Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 22 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in our Risk Factors as disclosed in Hospira’s Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock.

	Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs (2)
July 1-July 31, 2012	1,900	$33.85	0	$800,000,000
August 1-August 31, 2012	2,000	$33.72	0	$800,000,000
September 1-September 30, 2012	2,700	$35.11	0	$800,000,000
Total	6,600	$34.32	0	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

(2)
In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: November 7, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Restricted Stock Agreement Between Hospira, Inc. and Neil Ryding.*

10.2	Business Transfer Agreement, dated August 29th, 2012, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao, and Hospira Healthcare India Private Limited.**

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income (loss) and comprehensive income (loss), (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.