Form 10-Q/A
period 2012-09-30
HOSPIRA INC
filed 2013-01-18
CIK 1274057

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Hospira, Inc. (the “Company”) for the quarter ended September 30, 2012, which was originally filed on November 7, 2012 (the “Original Filing”). The Company is filing this Amendment Filing solely for the purpose of amending Item 6 of Part II of the Original Filing and filing the Business Transfer Agreement, dated August 29th, 2012, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao, and Hospira Healthcare India Private Limited, including the exhibits (the “Agreement”), as Exhibit 2.1, and not as Exhibit 10.2 as originally filed.

This Amendment Filing does not modify or update any other part of the information set forth in the Original Filing, other than filing the Agreement as Exhibit 2.1, and not as Exhibit 10.2 as originally filed.

PART II.  OTHER INFORMATION

Item 6.         Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ Thomas E. Werner
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: January 18, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Business Transfer Agreement, dated August 29th, 2012, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao, and Hospira Healthcare India Private Limited (Pursuant to Section 601(b)(2) of Regulation S-K, the schedules to the Business Transfer Agreement have been omitted and Hospira, Inc. undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.).**

10.1+	Form of Restricted Stock Agreement Between Hospira, Inc. and Neil Ryding.*

12.1+	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1+	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

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

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.
+	Previously filed or furnished.