Form 10-K
period 2012-12-31
HOSPIRA INC
filed 2013-02-13
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31946
HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $5,775.9 million.
Registrant had 165,404,349 shares of common stock outstanding as of February 11, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement to be filed in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated. The definitive 2013 Proxy Statement will be filed on or about March 29, 2013.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This annual report contains forward‑looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to remediate quality related matters, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. (“Hospira”) intends that these forward‑looking statements be covered by the safe harbor provisions for forward‑looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward‑looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira's plans, strategies, prospects and expectations regarding its business and industry are forward‑looking statements. You should be aware that these statements and any other forward‑looking statements in this document only reflect Hospira's expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira's control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: (i) the continuing growth of our currently marketed products and developments with competitive products; (ii) additional actions, legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira's business; (iii) product quality or patient safety issues, leading to product recalls or other corrective actions, withdrawals, product life-cycle management programs, launch delays, import and export bans or restrictions, sanctions, seizures, litigation or declining sales; (iv) Hospira's ability to protect intellectual property rights, including the patents related to PrecedexTM; (v) Hospira's ability to prevail against the intellectual property rights of third parties related to our research and development pipeline; (vi) future actions of the U.S. Food and Drug Administration (“FDA”) or any other regulatory body that could delay, limit or suspend product development, or the manufacturing, registering, importing or selling of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; (vii) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development; (viii) the availability and pricing of acceptable raw materials and component supply; and (ix) Hospira's ability to realize the anticipated benefits of its continuous improvement initiatives, including any modernizing and streamlining activities.

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

PART I
Item 1.    Business
General Overview of Business

Hospira is a provider of injectable drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Through a broad, integrated product portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Hospira was incorporated in Delaware on September 16, 2003, as a wholly owned subsidiary of Abbott Laboratories (“Abbott”). Hospira's business first began operation as part of Abbott in the 1930s. As part of a plan to spin off its core hospital products business (“spin-off”), Abbott transferred the assets and liabilities relating to Hospira's business to Hospira and, on April 30, 2004, distributed Hospira's common stock to Abbott's shareholders. On that date, Hospira began operating as an independent company, and on May 3, 2004, Hospira's common stock began trading on the New York Stock Exchange under the symbol “HSP.”

In August 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited ("Hospira India"), entered into a definitive agreement (the "Agreement") to acquire a penem and penicillin active pharmaceutical ingredient (“API”) business from Orchid Chemicals & Pharmaceuticals Ltd. (“Orchid”) for $202.5 million in cash. The pending acquisition includes an FDA-approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending closing. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. Hospira expects to close the transaction in the first half of 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

Operating Segments

Hospira conducts operations worldwide and is managed in three reportable segments: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The Americas segment includes the United States (“U.S.”), Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In all segments, Hospira sells a broad line of products, including specialty injectable and other pharmaceuticals and medication management products. For financial information relating to Hospira's segments and principal product lines and other geographic information, see Note 25 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report. Unless the context requires otherwise, the disclosures in “Item 1. Business” and “Item 1A. Risk Factors” relate to all three reportable segments.

Products

Hospira offers the following types of products and services:

Product Line	Description
Specialty Injectable Pharmaceuticals	• Approximately 200 injectable generic drugs in multiple dosages and formulations
• Proprietary specialty injectables, including PrecedexTM (dexmedetomidine HCl), a proprietary drug for sedation

 • Biosimilars, including RetacritTM (erythropoietin zeta), a biosimilar erythropoietin, used primarily in the treatment of anemia in dialysis and in certain oncology applications, and Nivestim™, a biosimilar filgrastim used for the treatment of low white blood cells in patients who have received a chemotherapeutic agent

Other Pharmaceuticals	• Large volume intravenous ("I.V.") solutions and nutritional products
• Contract manufacturing services
Medication Management	• Infusion pumps and dedicated administration sets
• Hospira MedNetTM safety software system and related services
• Software applications and devices that support point-of-care medication administration
• Gravity administration sets
• Other device products

Specialty Injectable Pharmaceuticals

Hospira's specialty injectable pharmaceutical products represented approximately 63% of Hospira's net sales (gross sales less reductions for wholesaler chargebacks, rebates, returns and other allowances) in 2012. This product category primarily consists of generic injectable pharmaceuticals. These products provide customers with a lower-cost alternative to branded products when the patent protection has expired, when patents have been declared invalid, or when the products do not infringe the patents of others. Therapeutic areas include analgesia, anesthesia, anti-infectives, cardiovascular, oncology, and other areas. All of Hospira's generic injectable pharmaceuticals in the U.S. include unit-of-use bar-code labels that can be used to support safer medication delivery. Hospira primarily procures the active pharmaceutical ingredients in these products from third-party suppliers.

During 2012, Hospira continued to broaden its global portfolio with 108 new-to-country injectable drug launches consisting of 19 compounds. Among these launches included the re-launch of oxaliplatin (an oncolytic drug used in the treatment of colon cancer) in the U.S.

Hospira's specialty injectable pharmaceutical products also include PrecedexTM (dexmedetomidine HCl), a proprietary sedative. PrecedexTM is licensed to Hospira by Orion Corporation ("Orion") in the Americas and APAC segments, and in the Middle East and Africa. Hospira sells and markets PrecedexTM for use in non-intubated patients requiring sedation, as well as intubated and mechanically ventilated patients in the intensive care setting.

Hospira's specialty injectable pharmaceuticals also include biologic products, which are large complex molecules derived from cells that are demonstrated to be similar to an approved originator product. Hospira's first biosimilar, RetacritTM, was originally launched in 2008 and is currently available in 22 EMEA countries. Its second biosimilar, NivestimTM, was launched in 2010 and is currently available in 29 countries, including Australia, where the product was launched in 2011.

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

Other Pharmaceuticals

Hospira's other pharmaceuticals represented approximately 12% of Hospira's net sales in 2012, and primarily consist of large volume I.V. solutions, nutritionals and contract manufacturing services.

Hospira offers infusion therapy solutions and related supplies that include I.V. solutions for general use, I.V. nutrition products, and solutions for the washing and cleansing of wounds or surgical sites. All of Hospira's injectable I.V. solutions in the U.S. include unit-of-use bar-code labels that can be used to support medication management efforts.

Hospira's contract manufacturing services are offered through its One2OneTM contract manufacturing services group, which provides formulation development, filling and finishing of injectable and oral drugs worldwide. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label. Hospira's One2OneTM contract manufacturing services group generally does not manufacture active pharmaceutical ingredients, but offers a wide range of filling and finishing services in a variety of delivery systems.

Medication Management

Medication management products represented approximately 25% of Hospira's net sales in 2012 and include electronic drug delivery pumps, safety software and disposable administration sets dedicated to Hospira pumps and other devices. These sets are used to deliver I.V. fluids and medications. Hospira also offers software maintenance agreements and other service offerings. Hospira estimates that over 575,000 of its electronic drug delivery pumps were in use on a global basis as of December 31, 2012. Hospira's electronic drug delivery pumps include Hospira's general infusion system, SymbiqTM; the Plum A+TM line of infusion pumps; Hospira's patient‑controlled analgesia device, LifeCare PCATM; the GemStarTM ambulatory infusion pump; and the PlumTM XLD infusion pump. For information related to product issues with SymbiqTM, Plum A+TM and Hospira's other medication management products, see the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

In January 2013, Hospira entered into a distribution and collaboration agreement with Q Core Medical, Ltd. ("Q Core") under which Hospira will market and distribute the Q Core SapphireTM, a multi-therapy infusion system. Through the arrangement, Hospira will have exclusive rights to market and distribute this compact and lightweight infusion device system that is used in ambulatory and hospital settings in more than 60 markets across Europe, Asia and the Americas. The device is in use in Canada and under regulatory review for registrations in additional countries, including the U.S. The agreement also enables Hospira to collaborate with Q Core for distribution of the other products within Q Core's development pipeline.

Hospira believes that electronic drug delivery pumps with enhanced systems capabilities have become a key contributor in efforts to improve medication management programs and reduce the incidence of medication errors. Some of Hospira's pumps use bar coding to read drug labels that are compatible with other Hospira products, reducing the opportunity for drug infusion errors. Hospira offers the Hospira MedNetTM safety software system, which has been designed to enable hospitals to customize intravenous drug dosage limits and track drug delivery to prevent medication errors. Through its drug library and programmable drug dosage limits, the system can help ensure that medication is infused within hospital‑defined dose guidelines and best practices. The wireless network version of the Hospira MedNetTM system establishes real-time send-and-receive capability and can interface with select hospital and pharmacy information systems. Hospira continues to work with hospital information technology companies to integrate the Hospira MedNetTM system with other systems. The Hospira MedNetTM system is standard in the SymbiqTM infusion system, and is also available as an additional feature for the Plum A+TM line, and LifeCare PCATM devices, which, when aggregated, represent the majority of Hospira's line of electronic drug delivery pumps. Hospira also offers safety software with its GemStarTM pump.

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

In addition, medication management includes TheraDoc, Inc. products, which are module‑based clinical surveillance systems that provide patient safety surveillance and clinical decision support.

Sales, Customers and Distribution

Sales. Net sales in the Americas segment accounted for approximately 79% of Hospira's 2012 net sales. Net sales in the EMEA and APAC segments comprised approximately 13% and 8%, respectively, of 2012 net sales. Hospira's sales organizations include sales professionals who sell across its major product lines, as well as product specialists who promote its medication management products, or who market and sell PrecedexTM and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major group purchasing organizations (“GPOs”) in the U.S. Hospira has pricing agreements for specified products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems LLC; Novation, LLC; and Premier Purchasing Partners, LP. The scope of products included in these agreements varies by GPO.

Customers. Hospira's primary customers in the Americas segment include hospitals, wholesalers, integrated delivery networks (“IDN”) and alternate site facilities. In the U.S., a substantial portion of Hospira's product is sold to GPO member hospitals, through wholesalers and distributors. Net sales through the four largest wholesalers and distributors that supply products to many end-users accounted for approximately 41% of global net sales during 2012. As end-users have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has no single end-use customer that accounts for more than 10% of net sales.

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

Distribution. In the U.S., Hospira's products are primarily distributed through a network of company‑operated distribution facilities and third‑party logistics providers. The primary company‑operated distribution facilities are identified in “Item 2. Properties” of this report. For the remainder of the Americas segment outside the U.S. and for the EMEA and APAC segments, Hospira primarily utilizes third‑party logistics providers and external distributors in markets where Hospira does not have a direct commercial infrastructure.

Seasonal Aspects and Backlog

There are no significant seasonal aspects to Hospira's consolidated net sales. Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales. Due to the quality improvement actions and supply constraints, Hospira has experienced higher levels of backorders for the last couple of years, but has made progress in reducing the level of backorders during 2012.

Product Development

Hospira's research and development (“R&D”) expenses were $303.6 million in 2012, $258.8 million in 2011, and $300.5 million in 2010.

Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira engages in programs to bring new products to market that are unique or that enhance the effectiveness, ease of use, productivity, safety or reliability of existing product lines. Hospira also engages in programs to expand the use of products in new markets or new applications. Hospira's principal product development facilities are identified in “Item 2. Properties” of this report.

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

Generic Pharmaceutical Product Development

In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will continue to be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio. As of December 31, 2012, Hospira's generic pharmaceutical pipeline consisted of 80 compounds. More than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas. For certain of these compounds, Hospira is actively pursuing a strategy of challenging the intellectual property of proprietary pharmaceutical companies in an effort to be the first generic company to the market in circumstances where patent protection of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. As described in “Item 1A. Risk Factors,” the applicable regulatory process could delay or prevent Hospira from offering certain of these compounds, or could increase the cost of development.

Biosimilar Product Development

As of December 31, 2012, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of up to 11 compounds. In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2015. In addition, Celltrion completed its development program for the biosimilar infliximab and submitted a dossier, and Hospira submitted a duplicate dossier, to the European Medicines Agency in the first half of 2012. Celltrion submitted two dossiers for infliximab to Health Canada in late 2012.

While a biosimilar regulatory pathway has existed for some time in the European Union, Australia and certain other markets that Hospira serves, the regulatory requirements for biosimilar approval in the U.S. and other countries are in the early stages of implementation. In 2012, the FDA issued three draft guidance documents regarding biosimiliars, which have been incorporated into Hospira's biosimilar development plans. Hospira will continue to analyze and incorporate into the biosimilar development plans any additional guidelines that are issued by the FDA as well as product specific guidance obtained from FDA interactions. The biosimilar regulatory landscape continues to evolve globally, and the costs of development and approval along with the probability of success for Hospira's biosimilar candidates will be impacted by any final regulations issued by these regulatory authorities. As described in “Item 1A. Risk Factors” of this report, the final regulations could delay or prevent Hospira from offering certain of its proposed biosimilars, or could increase the cost of developing such biosimilars. Hospira expects that the product development costs for each internally developed biosimilar candidate could be up to $100-$200 million per biosimilar over a 7 to 8 year period. The cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical trial work that will be necessary for regulatory approval.

Hospira has entered into agreements with other companies for the manufacturing, development and marketing of certain of these biosimilar candidates. These agreements are in alignment with Hospira's biosimilar strategy to expand its portfolio and capabilities with measured investment and risk including forming strategic partnerships to assist in bringing the products to market. An example is the above-mentioned agreement Hospira entered into with Celltrion in 2009 to develop and market biosimilar molecules. For the molecules subject to the agreement, Celltrion is responsible for the development activities and associated costs. In the future, Hospira may enter into additional alliances and collaborations to fund biosimilar research and development activities. For more information related to the financial impact of the Celltrion agreement on Hospira, see Note 1

“Supplier Advances” and for information on another biosimilar collaboration, see Note 4 "Collaborative Arrangements", both of which are included in “Item 8. Financial Statements and Supplementary Data” of this report.

Proprietary Pharmaceutical Product Development

As of December 31, 2012, Hospira has in development the following proprietary pharmaceutical products:

•	PrecedexTM is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

▪
in 2012, Hospira completed its final Phase III pediatric clinical study required to fulfill the Pediatric Written Request and to support a pediatric use indication. Hospira submitted the data from the trials to the FDA in December 2012 (Based on this submission, and while no absolute assurance can be given, Hospira expects to receive a six month extension to the patents covering PrecedexTM. For details related to the PrecedexTM patents, and the related litigation, see Note 24 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report);

▪
in 2012, Hospira completed Phase III clinical trials in Japan to support a procedural sedation indication in the use of PrecedexTM. Hospira submitted the data to the Pharmaceuticals and Medical Devices Agency of Japan in 2012, and the submission is under active review with that agency;

▪
in 2011, Hospira submitted additional clinical data to the FDA to support the use of PrecedexTM beyond 24 hours. While Hospira has successfully gained approval for use of PrecedexTM for greater than 24 hours in several non-U.S. markets, and Orion (the license holder for the product in Europe) has been successful in gaining European approval for use greater than 24 hours using the same body of clinical data, the FDA has not expanded the use beyond 24 hours. Hospira continues to consider clinical pathways available for expansion of use.

•
DylojectTM is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

Device Product Development

Hospira's device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems, as well as consumable product development. Hospira has entered into alliances with leading information technology companies to develop interfaces that enable the Hospira MedNetTM system to be used with a variety of hospital information systems and to improve cost efficiencies in patient management. Hospira expects to continue entering into strategic alliances as part of its “open architecture system” strategy for the Hospira MedNetTM system. Hospira is also engaged in development activities related to the incorporation of an I.V. clinical integration platform in certain of Hospira's advanced infusion technology systems, in combination with Hospira MedNetTM safety software, which will further enable auto-programming and auto-documentation of the medication infusion process.

Concurrent with the comprehensive device review process discussed under the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report, Hospira is reviewing its device portfolio to determine which devices provide the greatest value for customers, have the greatest upgrade capabilities, and are in the best position to meet the heightened expectations of the FDA and other regulatory agencies. Hospira is developing a longer-term device strategy aimed at modernizing and streamlining the device platforms. Once this strategy is more fully developed, Hospira will seek input from the FDA. As this strategy is still under development, the implementation costs cannot be determined, but could be significant, and these charges, for the most part, are not included in the remediation charges for certain quality and product related matters, as set forth in greater detail in the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report. The potential benefits from implementing the long-term device strategy would include rationalizing and modernizing Hospira's installed base of medication management devices and allowing Hospria to better target its R&D efforts.

Manufacturing

As of December 31, 2012, Hospira operated 13 primary manufacturing facilities globally. Hospira's principal manufacturing facilities are identified in “Item 2. Properties” of this report. Hospira's largest facilities, located in Rocky Mount, North Carolina; Austin, Texas; LaAurora, Costa Rica; McPherson, Kansas; and Mulgrave, Victoria, Australia, account for a significant portion of Hospira's manufacturing output. In 2012, products manufactured at Rocky Mount, North Carolina; McPherson, Kansas and LaAurora, Costa Rica accounted for approximately 58% of Hospira's net sales. Hospira's manufacturing facility in Irungattukottai, India, and its joint venture manufacturing facility near Ahmedabad, India, described below, were also significant manufacturing facilities for Hospira in 2012. From 2010 to 2012, Hospira voluntarily shut down certain of its production lines temporarily and slowed the release of products in certain manufacturing facilities as a result of certain quality issues cited by the FDA as further described under the caption “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report. Such interruptions have adversely impacted, and continue to adversely impact, Hospira's ability to manufacture and sell its products. If Hospira experiences any further interruptions of manufacturing at any of the foregoing facilities, such an interruption could further materially and adversely affect Hospira's ability to manufacture and sell its products.

Hospira has an unconsolidated joint venture with Cadila Healthcare Limited (“Cadila”), a pharmaceutical company located in Ahmedabad, Gujarat State, India. The joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”), operates a manufacturing facility in a special economic zone outside of Ahmedabad, India, that has been inspected and approved by the United Kingdom's Medicines and Healthcare Products Regulatory Agency and the FDA. Under the joint venture agreement, the facility manufactures a number of cytotoxic drugs for sale by both Hospira and Cadila in their respective territories with Hospira holding exclusive rights in almost all major markets including the United States, Canada, the European Union and other Western European countries, the Middle East, and countries within the Asia Pacific Region. In addition, Hospira has entered into separate and independent contract manufacturing agreements with ZHOPL for the production of numerous other cytotoxic drugs that Hospira will sell under its own label throughout the world. In 2012, products manufactured through ZHOPL accounted for approximately 6% of Hospira's net sales.

Raw Materials, Components, and Purchased Products

While Hospira produces some raw materials, components and active pharmaceutical ingredients at its manufacturing sites, the majority are sourced on a global basis from third‑party suppliers. Although many of the materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on certain proprietary components available exclusively from ICU Medical, Inc. ICU Medical's CLAVETM and MicroCLAVETM connector products are components of infusion sets that represented approximately 12% of Hospira's 2012 U.S. net sales. Hospira also relies on Orchid as its single source of active pharmaceutical ingredients for certain beta lactam antibiotics. As described in “Item 1 Business” of this report, Hospira has entered into an agreement to acquire the penem and penicillin API businesses from Orchid, but Orchid will continue to supply cephalosporin APIs to Hospira after the anticipated closing of the transaction. In addition, Hospira purchases some of its other raw materials, components and active pharmaceutical ingredients from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

To manage risk, Hospira works closely with its suppliers to ensure continuity of supply. In addition, Hospira attempts to diversify its sources of materials and continually evaluates alternate‑source suppliers. In certain circumstances, it may pursue regulatory qualification of alternative sources, depending upon the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology. The loss of certain supply arrangements, including certain arrangements for active pharmaceutical ingredients, including those with Orchid, certain commodities, and the CLAVETM supply arrangement with ICU Medical (which continues through 2018) could have a material adverse effect on its business.

Quality Assurance

Hospira's pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by the FDA and other domestic and foreign governmental authorities. Hospira's manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight has led to Hospira receiving inspection observations (commonly called Form 483 observations in the U.S.) and other notices from regulatory authorities alleging violations of applicable regulations and standards. In response, Hospira has developed definitive action plans, implemented remediation programs and modified its practices to address these issues.

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

Any regulatory enforcement actions, as well as Hospira's internal inspections, reviews and commitments, may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes. In addition, any further regulatory enforcement actions may lead to further Form 483 observations, untitled letters, warning letters, consent decrees, voluntary or involuntary product recalls and other corrective actions, injunctions to halt production and distribution of products, import and export bans or other restrictions on the distribution of products, monetary sanctions, delays in product approvals and other restrictions on operations.

For information related to the quality and product related matters that had a significant impact on Hospira's operations, see the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Competition

Hospira's industry is highly competitive. Hospira believes that the most effective competitors in its industry are those focused on product quality and performance, breadth of product offering, manufacturing efficiency, and regulatory compliance with drug and medical device laws as well as the ability to develop and deliver cost-effective products that help hospitals improve the safety of patient care, reduce medication errors and provide high quality care. These are increasingly important factors in a healthcare environment that requires increasing levels of efficiency and productivity.

In the Americas segment, Hospira's most significant competitors in specialty injectable pharmaceuticals include Baxter International Inc. (“Baxter”), Bedford Laboratories (a division of Boehringer Ingelheim), Fresenius Kabi, Pfizer, Sandoz, Sanofi, Teva Pharmaceuticals (“Teva”), as well as divisions of several multinational pharmaceutical companies. Local manufacturers of pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira's most significant competitors in medication management include Baxter, B. Braun Melsungen AG, CareFusion, Fresenius Kabi and Terumo. Hospira believes that it is one of the leading competitors, in terms of U.S. market share, in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that to further its competitive position for both its specialty injectable pharmaceutical and medication management products, it must continue to invest significantly in, and successfully execute, its research and product development activities, and quality initiatives, as well as optimize its manufacturing efficiency and productivity. Particularly, for its pharmaceutical products, Hospira seeks to maximize its opportunity to establish a “first-to-market” position for its generic injectable drugs. For its medication management products, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery.

In the EMEA segment, competitors include Teva, Sandoz, Actavis, Fresenius Kabi, Carefusion, Intas Pharmaceuticals, Ltd., Medac GmbH, Mylan Inc., Sun Pharmaceutical Industries, Ltd., Baxter, and several local competitors. The use of generic pharmaceuticals is subject to variations in the structure of health care systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. There are different policies and levels of generic penetration in each country in EMEA, causing the competition for generic pharmaceuticals to differ widely. In EMEA, competitors tend to vary by country and are often smaller in scale than those in the U.S., although some consolidation and geographic expansion is now occurring.

The use of generic pharmaceuticals in the APAC segment is subject to variations in government policies and public perception. In Australia, generic penetration is moderate and growing primarily due to changes in government support. Competitors include Pfizer, Sandoz, Fresenius Kabi and Aspen, a number of smaller competitors and the originator companies. Hospira's competition in Asia tends to be with the originator companies and multinational companies such as Teva, Fresenius Kabi and Actavis. In Japan, the market share of generic pharmaceutical products traditionally has been low because of quality perceptions, product format and other regulatory differences in comparison to other markets. The Japanese government is actively pursuing a program to increase generic usage. Laws in Japan have been introduced to allow for easier substitution of generics for branded pharmaceuticals and to change financial incentives for hospitals and clinics to use generics, in a government sponsored effort to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products.

Patents, Trademarks and Other Intellectual Property

When possible, Hospira seeks patent and trademark protection for its products. Hospira owns, or has licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. Principal products and their related trademarks are discussed in “Item 1. Products” of this report. Hospira believes that no single patent, trademark, or related group of patents or trademarks is material in relation to Hospira's business as a whole.

In 2012, PrecedexTM represented approximately 8% of Net sales and is licensed to Hospira in the Americas and APAC segments, and in the Middle East and Africa. In the Americas, PrecedexTM represents approximately 14% of specialty injectable pharmaceutical product line net sales. The U.S. patents covering PrecedexTM expire on July 15, 2013 (U.S. Patent 4,910,214) and March 31, 2019 (U.S. Patent 6,716,867). In 2012, Hospira completed its final Phase III pediatric clinical study required to fulfill the Pediatric Written Request and to support a pediatric use indication and submitted the data from the trials to the FDA in December 2012. Based on this submission, and while no absolute assurance can be given, Hospira expects to receive a six month extension to the patents covering PrecedexTM. Hospira is in patent litigation concerning the proprietary product, PrecedexTM and the U.S. patents covering the product, which is described in Note 24 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

Employees

As of December 31, 2012, Hospira had approximately 16,000 employees. Hospira believes that it generally has a good relationship with its employees and the works councils and unions that represent certain employees.

Governmental Regulation and Other Matters

Hospira's operations and business activities are subject to extensive legal and regulatory requirements that are enforced by numerous governmental agencies in the countries in which it does business. If it were determined that Hospira was not in compliance with these laws and regulations, Hospira could be subject to criminal and/or civil liability and other material adverse effects. Hospira has compliance programs in place to support and monitor compliance with these laws.

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

All aspects of Hospira's manufacturing and distribution of regulated products and those of Hospira's suppliers are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices. Hospira's manufacturing facilities and those of Hospira's suppliers are subject to periodic, routine and for-cause inspections to verify compliance with current good manufacturing practices. New manufacturing facilities or the expansion of existing facilities require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with current good manufacturing practices, it may take various enforcement actions, including, but not limited to, Form 483 observations, untitled letters, or warning letters or similar correspondence, product recalls, import and export bans, consent decrees, seizures of violative product, civil penalties, and criminal prosecution. These actions could result in, among other things, substantial modifications to Hospira's business practices and operations; a total or partial shutdown of production in one or more of Hospira's facilities while Hospira or Hospira's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Hospira's business and have a material adverse effect on Hospira's revenues, profitability and financial condition. For information related to warning letters received by Hospira and other voluntary recalls and corrective actions, see the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Hospira continues to make improvements to its products to further reduce issues related to patient safety. Based upon consultations with the FDA and other regulatory authorities, these improvements may require Hospira to initiate recalls or corrective actions if the improvement reduces the health risk posed by the product and not making the improvements to the on-market product is deemed a patient safety issue. Hospira's sales and marketing activities for its products are also highly regulated. Regulatory authorities have the power to mandate the discontinuation of promotional materials, practices and programs that include information beyond the scope of the indications in the approved or cleared labeling or that are not in compliance with specific regulatory requirements.

Some of Hospira's drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration (“DEA”) and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion.

Hospira continues investing in the development of generic and/or similar versions of currently marketed biopharmaceuticals. Since 2005, the European Medicines Agency has implemented guidelines which provided a pathway for the approval of certain biosimilars in the European Union. In 2010, the “Patient Protection and Affordable Care Act” (“PPACA”) was passed and signed into law in the U.S. This legislation includes new authorization for the FDA to approve companies to market these products in the U.S. In 2012, the FDA issued three draft guidance documents regarding biosimiliars, which have been incorporated into Hospira's biosimilar development plans. Hospira will continue to analyze and incorporate into its biosimilar development plans any additional regulations issued by the FDA.

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to laws which apply to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides a number of exceptions or “safe harbors” for particular types of transactions. While Hospira generally does not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which apply to Hospira. Hospira has developed and implemented business practices and processes to support and monitor compliance with healthcare fraud and abuse laws.

Anti-bribery Laws

Hospira's global activities are subject to the U.S. Foreign Corrupt Practices Act (“U.S. FCPA”) the U.K. Bribery Act, and other countries' anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-bribery Convention. These laws prohibit companies and individuals from offering or providing anything of value to government officials with the intent to inappropriately gain a business advantage. They also require companies to maintain accurate books and records and internal financial controls. The U.K. Bribery Act also prohibits commercial bribery and makes it a crime for a company to fail to prevent bribery. Companies have the burden of proving that they have adequate procedures in place to prevent bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and authorities have indicated that the pharmaceutical and medical device industry is a significant focus for enforcement efforts.

Hospira has a compliance program in place to ensure compliance with these laws by its employees and agents and to communicate its expectations of compliance to third parties, including its distributors and suppliers. The anti-bribery compliance program includes a risk assessment, policies and procedures that address significant aspects of anti-bribery legislation and enforcement priorities, training and communication to employees in commercial and other positions, and monitoring and auditing of Hospira's facilities, commercial operations and third parties with whom Hospira does business.

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

Transparency Laws in the U.S. and Other Countries

There are numerous requirements imposed by states in the U.S. on pharmaceutical and medical device companies. For example, several states and the District of Columbia either require the tracking and reporting of specific types of interactions with healthcare professionals or restrict such interactions. A similar requirement arose under the “Sunshine” provision of PPACA to track and report spending on U.S. physicians and teaching institutions. It is expected that the "Sunshine" provision will preempt some but not all of the state disclosure requirements. Hospira is developing and implementing systems and processes to ensure compliance with "Sunshine" requirements. Other countries, including the U.K and France, have adopted similar reporting requirements through legislation, regulation and/or industry codes.

Other Laws

Hospira is also subject to a variety of other laws, directives and regulations in and outside of the U.S., including those related to the following:

•	the safety and health laws of the U.S. Occupational Safety and Health Act, which sets forth requirements for workplace conditions;

•	the laws administered by the U.S. Department of Transportation and similar foreign agencies related to transporting materials defined as “hazardous” over land, sea, or through the air; and

•
the customs, export and anti-boycott laws of the U.S. and foreign government agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control‑Treasury Department, as well as others.

Hospira uses reasonable care to stay abreast of, and plans for, proposed legislation that could significantly affect our operations.

Available Information

Copies of Hospira's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge through the Investor Relations section of Hospira's Web site (www.hospira.com) as soon as reasonably practicable after Hospira electronically files or furnishes such material to the U.S. Securities and Exchange Commission (“SEC”).

Hospira's corporate governance guidelines, Code of Business Conduct and the charters of its audit, compensation, governance and public policy, and science, technology and quality committees are all available in the Investor Relations section of Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

Hospira also routinely posts important information for investors on its Web site (www.hospira.com) in the Investor Relations section. Hospira may use this Web site as a means of disclosing material, non-public information and for complying with its disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor the Investor Relations section of Hospira's Web site, in addition to following Hospira's press releases, SEC filings, and public conference calls and webcasts.

Information contained on Hospira's Web site shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

Item 1A.    Risk Factors

Hospira's business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly; (2) Hospira's past performance to not be indicative of future performance; and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also adversely impact or impair its business operations. This Form 10-K also contains forward‑looking statements that involve risks and uncertainties. Hospira's results could materially differ from those anticipated in these forward‑looking statements as a result of certain factors, including the following risks.

Hospira faces significant competition and may not be able to compete effectively.

The healthcare industry is highly competitive. Hospira competes with many companies that range from small, highly focused companies to large diversified healthcare manufacturers that have access to greater financial, marketing, technical and other resources. There has been consolidation by Hospira's competitors and customer base, which has resulted in pricing and sales pressures, causing competition to become more intense. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives and productivity, globally expanding its portfolio of products, lowering its operating costs, and improving its quality and business processes. These initiatives may result in significant expenditures and ultimately may not be successful. If Hospira's global expansion efforts are unsuccessful, Hospira may not be able to fully utilize its manufacturing footprint, which could result in certain asset impairments, customer accommodations, contract termination charges, restructuring, and other exit related charges. Hospira's efforts to modernize and streamline its portfolio of on-market medication management products could be significant. Hospira's failure to compete effectively could cause it to lose market share to its competitors and have a material adverse effect on its sales and profitability.

If Hospira does not successfully introduce new products in a timely manner, its sales and operating results may decline.

A key component to Hospira's strategy is effective execution of its research and development activities. Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, causing its sales and operating results to suffer. If Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop products that are more competitive than Hospira's, and Hospira could find it more difficult to renew or expand group purchasing organizations ("GPO") pricing agreements or to obtain new agreements. The ability to launch a generic pharmaceutical product at or before generic market formation is important to that product's profitability. Prices for generic products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be “first to market,” such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. With increasing competition in the generic product market, the timeliness with which Hospira can market new generic products will increase in importance. If Hospira is unable to bring its generic products to market on a timely basis, and secure “first to market” positions, its sales and profitability could be adversely impacted. In addition, Hospira may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent expirations or challenges are expected to decrease in the next several years compared to historical levels.

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

The success of new product offerings for both pharmaceutical and device products will depend on several factors, including Hospira's ability to properly anticipate customer needs, obtain timely regulatory approvals, and manufacture quality products in an economic and timely manner. Even if Hospira is able to successfully develop new products or enhancements, Hospira may not produce sales equal to or greater than the costs of development or may not avoid infringing the proprietary rights of third parties. Such products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Moreover, innovations may not become successful because of difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on such products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, and uncertainty over third‑party reimbursement.

The development, manufacture and sale of biosimilar products poses unique risks, and Hospira's failure to successfully introduce biosimilar products could have a negative impact on Hospira's business and future operating results.

Hospira is actively working to develop and commercialize biosimilar products. Hospira has already launched two biosimilars, RetacritTM and NivestimTM, in several countries outside the U.S. To augment its development program for biosimilars, in 2009, Hospira entered into an agreement to develop and market certain biosimilar molecules with Celltrion, Inc. and Celltrion Healthcare, Inc. ("Celltrion"). The success of Hospira's ability to commercialize products from the Celltrion agreement will depend on the ability of Celltrion to develop, manufacture and gain approval for its products. For those biosimilar candidates that will be internally developed, Hospira expects that the product development costs for each candidate could be up to $100-$200 million per biosimilar over a 7-8 year period. The cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work that will be necessary for regulatory approval. There can be no assurance that Hospira's clinical work will be successful. Moreover, Hospira may enter into additional alliances and collaborations to fund research and development activities, and the success of the biosimilar program may depend on Hospira's ability to realize the benefits under such arrangements. Due to events beyond Hospira's control or the risks identified herein, Hospira may not be able to fund all or some of its internal biosimilar research and development initiatives, which would have an adverse impact on Hospira's strategy and growth initiatives.

As described under the section captioned “Governmental Regulation and Other Matters," in Item 1, the Patient Protection and Affordable Care Act legislation included new authorization for the FDA to approve companies to market biosimilar products in the U.S. Although in 2012, the FDA issued draft guidance documents in furtherance of this new authorization, significant uncertainty remains concerning the regulatory pathway in the U.S. to obtain regulatory approval of biosimilar products and the commercial pathway to successfully market and sell such products. Hospira will continue to analyze and incorporate into its biosimilar development plans any final regulations that are issued by the FDA. The costs of development and approval, along with the probability of success for Hospira's biosimilar candidates, will be dependent upon any final regulations issued by the relevant regulatory authorities. Moreover, biosimilar products will likely be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a product for many years.

In addition, the development and manufacture of biosimilars pose unique risks related to the supply of the materials needed to manufacture biosimilars. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials. Market success of biosimilar products will depend on demonstrating to patients, physicians and payers that such products are safe and efficacious compared to other existing products, yet offer a more competitive price or other benefit over existing therapies. Dependent upon the outcome of the foregoing risks, Hospira may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products.

Hospira's issues with its quality systems and processes could have an adverse effect upon Hospira's business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products.

Hospira's future operating results will depend on its ability to implement and improve its quality management program, and effectively train and manage its employee base with respect to quality management. During the last few years, Hospira has encountered several quality and product related issues, primarily related to FDA warning letters and certain device remediation activities, which are described under the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report.

While Hospira takes all of its quality matters seriously, Hospira cannot give any assurances as to the expected date of resolution of all of these matters. While Hospira continues to work to resolve the remaining matters, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Furthermore, there can be no assurance that regulatory agencies or customers will be satisfied with Hospira's response and corrective actions. Until all of the matters are corrected, Hospira may be subject to additional regulatory actions by the FDA, including the receipt of additional Form 483 observations, warning letters, untitled letters, import and export bans or restrictions, the imposition of a consent decree, product recalls or seizures, injunctions to halt manufacture or distribution of products, monetary penalties, or other restrictions on operations. In addition, new product approvals at any of Hospira's manufacturing facilities could be adversely impacted by these quality matters or any other adverse inspection results at Hospira's other facilities. Hospira has experienced delays in product approvals at its facilities, and dependent upon the outcomes of these matters and potential further regulatory actions, further delays in, or denials of product approvals could continue to impact Hospira.

Hospira's inability to address quality or safety issues in an effective and timely manner may also cause negative publicity, and a loss of customer confidence, which may result in the loss of sales for existing and new products, the loss of market share for these products, changes to customer buying patterns, loss of customers, and failure to negotiate advantageous pricing and purchasing arrangements with GPOs. Due to the complexity and depth of the remediation activities, these matters have and may continue to adversely impact production, including causing further reduced production volumes, extended production downtime, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or products failing to meet specifications and quality standards. These quality matters have and may continue to lead to further remediation activities, including third-party oversight activities, product recalls, product life-cycle management programs, or other corrective actions. Also due to the complexity of these quality and product matters and in conjunction with continuous improvement actions, activities may include rationalizing the product portfolio, evaluating non-strategic assets and streamlining the manufacturing footprint, which may result in certain asset impairments, customer accommodations, contract termination charges, restructuring, and other exit related charges. Additionally, these quality matters have adversely impacted, and may impact further, Hospira's net sales and ability to market certain products in all segments. These quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders, customer accommodations and penalties for failure to supply products.

These matters have impacted, and may continue to further impact, Hospira's cash flows and results of operations. The decrease in cash flows and results of operations could impact Hospira's ability to remain in compliance with the financial covenant included in Hospira's revolving credit facility or could limit Hospira's flexibility in pursuing its current strategic investments, including Hospira's capacity expansion initiatives in India, modernization efforts at existing facilities, biosimilar research and development programs, global product portfolio expansion efforts, or any other programs Hospira decides to pursue. Hospira may have to dedicate a substantial portion of its cash flow from operations to fund quality initiatives, thereby reducing the cash flow for these other initiatives.

Failure to effectively manage efforts or to realize the benefits under product development, collaboration, or other third-party agreements may harm Hospira's business and profitability.

Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products in both the specialty injectable pharmaceutical and medication management product lines. Hospira has entered into agreements relating to the long-term development and commercialization of proprietary and biosimilar products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line. For further information related to these agreements, see the section captioned “Product Development” in “Item 1. Business” of this report. Hospira's ability to benefit from these arrangements will depend on its ability to successfully manage these arrangements and the performance of the other parties to these arrangements. Hospira and the other parties to these arrangements may not efficiently work together, leading to higher-than-anticipated costs and delays in important activities under the arrangements. The other parties to these arrangements may not devote the resources that are required for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, which may result in disputes. The failure of these arrangements could harm Hospira's sales, product development efforts and profitability.

During 2012 and 2011, Hospira made certain advances to suppliers for the purchase of certain active pharmaceutical ingredients ("API") or biosimilar products. These advances are unsecured. However, under certain circumstances, the advances are refundable. Hospira may not realize the expected benefits of such advances, or based upon the creditworthiness or other circumstances of the suppliers, may not receive a refund of the advance payments, which could adversely impact Hospira's results of operations.

Hospira is subject to the cost-containment efforts of wholesalers, distributors, third‑party payers and government organizations, which could have a material adverse effect on its sales and profitability.

Hospira relies on drug wholesalers to assist in the distribution of its generic injectable pharmaceutical products. While Hospira has business arrangements in place with its major drug wholesalers, if Hospira is required to pay fees not contemplated by its existing arrangements, Hospira will incur additional costs to distribute its products, which may adversely impact Hospira's profitability.

Hospira's products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities which receive reimbursement for the healthcare services provided to their patients from third‑party payers, such as government programs, private insurance plans and managed-care programs. These third‑party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third party payers may otherwise adversely affect the demand for and price levels of Hospira's products, which could have a material adverse effect on Hospira's sales and profitability.

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

If Hospira is unable to obtain or maintain its GPO and integrated delivery networks ("IDN") pricing agreements, sales of its products could decline.

Many existing and potential customers for Hospira's products have combined to form GPOs and IDNs in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. A small number of GPOs influence a majority of sales to Hospira's hospital customers in the U.S. Failure to negotiate advantageous pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and have a material adverse effect on its sales and profitability. The quality and related supply issues that have impacted Hospira's business over the last few years could adversely impact Hospira's ability to negotiate advantageous pricing or purchasing arrangements.

Hospira has pricing agreements for certain products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems, LLC; Novation, LLC; and Premier Purchasing Partners, LP. It is important for Hospira to continue to maintain pricing arrangements with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory‑compliant products. Hospira also needs to maintain a broad product line and be price‑competitive. Several GPO contracts may be up for renewal or extension in a given year. Moreover, some of the agreements may be terminated on 60 or 90 days' notice, while others may not be terminated without breach until the end of their contracted term. If Hospira is unable to renew or extend one or more of those contracts, or one or more of the contracts are terminated, and Hospira cannot replace lost business, Hospira's sales and profitability will decline. There has been consolidation among major GPOs, and further consolidation may occur. The effect of consolidation is uncertain, and may impair Hospira's ability to contract with GPOs in the future.

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

During 2012, sales through the four largest U.S. wholesalers that supply products to many end-users accounted for approximately 41% of Hospira's global net sales. Hospira's profitability may be impacted by changes in the buying patterns of these wholesalers or any other major distributor. Their buying patterns may change as a result of end-use buyer purchasing decisions, end-use customer demand, pricing, or other factors, which could adversely affect Hospira's results of operations.

Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes. In addition, failure to comply with these regulations could subject us to sanctions which could adversely affect Hospira's business, results of operations and financial condition.

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

The FDA, along with other regulatory agencies around the world, has been experiencing a backlog of generic drug and medical device applications, which has delayed approvals of new products. These delays have become longer, and may continue to increase in the future. These delays can result in higher levels of unapproved inventory and increased costs due to excess and obsolescence exposures. In addition, Hospira may incur additional costs in connection with new regulations covering user fees for generics, biosimilars or devices.

In 2010, the FDA issued a draft guidance document entitled “Total Product Life Cycle: Infusion Pump-Premarket Notification [510(k)] Submissions.” Through this draft guidance, the FDA has established additional pre-market requirements for infusion pumps. At the same time, the FDA is also generally enhancing its pre-market requirements for medical devices. Although Hospira cannot predict with certainty the future impact of these initiatives, it appears that the process for obtaining regulatory approvals to market infusion pumps and medical devices will become more costly and time consuming. In addition, the new requirements could result in longer delays for the approval of new products as well as remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

Hospira and its collaborative partners and suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and postmarketing reporting, adverse event reports and field alerts. In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. Hospira and its partners or suppliers may be required by regulatory authorities, or Hospira may determine on its own, to issue a safety alert, recall or to temporarily cease production and sale of certain products in order to resolve manufacturing and product quality concerns. All of these events could harm Hospira's sales, margins and profitability in the affected periods and may have a material adverse effect on Hospira's business.

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

In August 2012, the SEC adopted a new rule requiring disclosure of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar year 2013 reporting and requires a disclosure report to be filed by May 31, 2014, will require companies to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of Hospira's products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be significant costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in Hospira's products, as well as costs and delays associated with possible changes to products, processes, regulatory approvals, or sources of supply as a consequence of such verification and/or potential supplier change activities. Since Hospira's supply chain is complex, Hospira may not be able to sufficiently verify the origins of the relevant minerals used in its products, which may harm its reputation. In addition, Hospira may encounter challenges to satisfy those customers who require that all of the components of its products be certified as conflict-free, which could place Hospira at a competitive disadvantage if Hospira is unable to do so, or is only able to do so at a higher price.

For a more detailed listing of the laws and regulations that significantly affect Hospira's business and operations, see the section captioned “Governmental Regulation and Other Matters” in “Item 1. Business” of this report. Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt Hospira's business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira's reputation in the marketplace.

The loss of key personnel could harm Hospira's business.

Hospira's failure to hire or retain personnel with the right expertise and experience in operations that are critical to its business functions could adversely impact the execution of its business strategy. During 2012 and 2011, Hospira made a number of changes to its senior management team to advance Hospira's strategic initiatives to improve quality and globally expand. The success of these initiatives and its business operations generally, will depend, to a significant extent, upon the experience, abilities and continued services of key management personnel. Hospira cannot be sure that it will be able to attract and retain key personnel or maintain key relationships, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

Hospira may acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and any of these actions may not result in the expected benefits or may not be completed in a timely or cost-effective manner, or at all.

As part of Hospira's business strategy, Hospira may acquire other businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, strategic alliance, or disposition. Other companies, including those with substantially greater resources, may compete with Hospira for opportunities. If Hospira is successful in securing certain opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. Hospira may not be able to integrate acquisitions successfully into its existing business.

Hospira may incur greater than expected costs in connection with these transactions if it encounters difficulties or issues not known to it at the time of entering into the transaction. In addition, Hospira may enter markets in which it has no or limited prior experience. Hospira could experience negative effects on its reported results of operations from acquisition or disposition‑related charges. Any of these negative effects could cause a downgrade of Hospira's credit rating, which would affect Hospira's ability to obtain new financing and negatively impact Hospira's cost of financing and credit.

Hospira may require financing in the future to make acquisitions or other investments, and such financing may not be available on favorable terms, if at all.

Hospira currently has outstanding $1.7 billion of senior unsecured notes. Hospira also has a $1.0 billion unsecured revolving credit facility that matures in October 2016. Hospira may need to incur additional debt in the future to finance acquisitions, for use in its operations, or to make other investments, including investments in certain quality and product related matters, continuous improvement activities, modernizing and streamlining activities, and product development. In addition, Hospira will need to maintain adequate liquidity, or may need to refinance its existing debt, to extinguish the $400 million principal amount of notes due in June 2014 and the $250 million principal amount of notes due in May 2015. For a complete description of Hospira's long-term debt, see Note 18 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

Hospira's ability to obtain financing on acceptable terms could be affected if Hospira lost its investment grade credit rating, other events that adversely impacted Hospira's creditworthiness or a general tightening of credit availability in the capital markets. The inability to obtain adequate funds on acceptable terms could limit Hospira's ability to pursue desired acquisitions or make other investments, or have other adverse consequences on Hospira's operations, which could negatively impact Hospira's business.

Hospira's existing unsecured revolving credit facility and the indenture governing Hospira's senior unsecured notes contain restrictions that could limit Hospira's flexibility in pursuing its business plans.

The indenture governing Hospira's senior unsecured notes includes covenants that limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sale and lease transactions and merge or consolidate with other companies. Hospira's unsecured revolving credit facility has a number of restrictive covenants, including limitations on liens and subsidiary indebtedness, and also has a financial covenant limiting Hospira's leverage. The need to maintain compliance with the covenants in the indenture and the credit facility could limit Hospira's ability to take actions that management believes are in Hospira's best interest. Further, the breach of a covenant, or the occurrence of certain other events specified in the indenture and the credit facility, would result in an event of default, in which case the lenders under the credit facility could elect not to make loans, or the holders of notes issued under the indenture or the lenders under the credit facility could accelerate the maturity of amounts payable thereunder.

Hospira is increasingly dependent on its outsourcing and third‑party service provider arrangements.

Hospira has increased its dependence on third‑party providers for certain services, including certain information technology, research and development, third-party manufacturing, human resource, and finance and accounting services. Hospira may continue to increase its dependence on third-party providers for other services. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may materially disrupt Hospira's ongoing relationship with these providers or the services they provide, which could negatively affect operations.

Challenging economic or business conditions could adversely affect Hospira's operations.

The securities and credit markets have experienced volatility in the past, and in some cases, exerted negative pressure on the availability of liquidity and credit for certain companies. Hospira's ability to access the credit and capital markets, and the related cost of borrowings, will depend on a variety of factors, including market conditions, the availability of credit and the strength of Hospira's credit rating. If Hospira's credit rating were to be downgraded for any reason, including the reasons described in this “Item 1A. Risk Factors,” Hospira's cost of borrowing could increase, and Hospira's ability to obtain new financing could be negatively impacted.

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

Demand for Hospira's products may decrease due to adverse economic conditions, resulting in the loss of jobs or healthcare coverage, thereby affecting an individual's ability to pay for elective healthcare. Adverse economic conditions may also increase Hospira's customers' cost-containment efforts, and affect Hospira's customers' solvency or their ability to obtain credit to finance their purchases of Hospira's products, which could reduce Hospira's revenue and cause a decrease in Hospira's profitability. These economic conditions may also adversely affect certain of Hospira's suppliers, which could cause a disruption in its ability to produce products.

Hospira's long-lived asset balances are significant, and a decline in the value of assets may adversely affect Hospira's financial position or results of operations.

The values of Hospira's property and equipment, goodwill, intangible assets and investments are significant and can be affected by various factors such as increased competition, development discontinuation, delay in regulatory approval, product quality, changes in business strategies, decline in stock price, the impact of continuous improvement activities, disposition transactions, and business combinations. As a result of these factors or other events, Hospira has impaired goodwill and certain intangible assets and may further have to impair these assets or change estimated useful lives, which may have a material adverse effect on Hospira's financial position or results of operations.

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

The manufacture of Hospira's products and products Hospira produces for third parties is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, quality control, storage or distribution of Hospira's products and products Hospira manufactures for third parties for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. Problems could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, voluntary recalls, corrective actions or product liability related costs may also be incurred.

Problems with respect to the manufacture, storage or distribution of products could materially disrupt Hospira's business and harm its sales and profitability.

Certain of Hospira's products are produced at a single manufacturing facility, and Hospira faces risks inherent in manufacturing its products at a single facility or a single site. Any disruption would likely lead to substantial production delays. If this occurs, Hospira may be unable to satisfy customer orders on a timely basis, if at all. As a result, Hospira may suffer loss of market share, which may not be recaptured, and its reputation may be harmed, which could adversely affect its results of operations and financial condition. During the last few years, Hospira voluntarily and temporarily shut down certain of its production lines or slowed the release of certain products to respond to certain quality issues, as described in the section captioned “Certain Quality and Product Related Matters” in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this report. Such disruptions have adversely impacted, and continue to adversely impact, Hospira's ability to manufacture and sell its products. If Hospira experiences any further significant interruptions of manufacturing or further slowdown in the release of products at any of its facilities, such an interruption could further materially and adversely affect Hospira's ability to manufacture and sell its products.

Hospira's joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”), operates a plant in India, which manufactures a number of cytotoxic drugs for Hospira. In 2012, products manufactured by ZHOPL accounted for approximately 6% of Hospira's net sales. Hospira shares managerial control of the joint venture on an equal basis with the joint venture partner, Cadila. Hospira may become involved in disputes with the joint venture partner, or encounter difficulties at the facility, that could disrupt or halt the operations at the facility, which could adversely impact Hospira's financial condition or results of operations.

Hospira can experience higher costs to produce its products as a result of rising commodity prices.

Hospira uses commodities, such as platinum, resins and other petroleum‑based materials as raw materials in many of its products. Prices of oil, fuel, and other gases also significantly affect Hospira's costs for freight and utilities. Platinum, resins, other petroleum-based materials, oil, fuel, and other gas prices are volatile. If costs increase and Hospira is unable to fully recover these costs through price increases or offset these increases through other cost reductions or hedging activities, Hospira could experience lower margins and profitability.

Hospira depends on third parties to supply raw materials and other components, and third‑party finished goods. Hospira may not be able to obtain sufficient quantities of these materials, which could limit Hospira's ability to manufacture or sell products on a timely basis and could harm its profitability.

The manufacture of Hospira's products requires raw materials, active pharmaceutical ingredients and electromechanical and other components that must meet stringent FDA and other regulatory requirements. While efforts are made to diversify Hospira's sources of materials and components, some of these raw materials and other components are currently available from a limited number of suppliers. For example, Hospira relies on certain proprietary components available exclusively from ICU Medical and API from Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid"). For a more detailed description of those relationships, see the section captioned “Raw Materials, Components and Purchased Products” in “Item 1. Business.” In 2012, Hospira entered into a definitive agreement (the "Agreement") to acquire a penem and penicillin API business from Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. Hospira expects to close the transaction in the first half of 2013, but can give no assurance that the transaction will be consummated during that time period or at all. Orchid will continue to supply Hospira cephalosporin API following the pending closing.

In addition, Hospira purchases from single sources certain compounding materials, polyvinyl‑chloride resin and laminate film components for Hospira's production of certain flexible bags that it uses with its I.V. and pre-mixed solutions, as well as rubber components that it uses in the packaging of some of its injectable pharmaceuticals. Hospira also obtains from single sources certain active pharmaceutical ingredients and finished products. Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval are often necessary.

While Hospira works closely with its suppliers to ensure the continuity of supply, Hospira cannot guarantee that these efforts will be successful. In the past, Hospira's business has experienced shortages in some of the raw materials and components of its products. Continuous supply of petroleum‑based products is especially risky due to the limited number of capable suppliers, limited production capacity and the effect of natural disasters. If suppliers are unable to deliver sufficient quantities of these materials on a timely basis or if supply is otherwise disrupted, including by suppliers exiting the market, the manufacture and sale of Hospira's products may be disrupted, and its sales and profitability could be adversely affected.

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

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness, and competitiveness and substantially improve its cost base. Continuous improvement activities could result in additional charges and cash expenditures, including capital expenditures and charges associated with Hospira's expansion in India of specialty injectable manufacturing capacity and capital expenditures related to modernizing and streamlining its existing facilities. These expansion and modernization efforts may not be completed in a timely or cost effective manner, if at all, and Hospira may not realize the desired benefits of these efforts. If Hospira does not realize the expected savings and benefits from its continuous improvement efforts, its profitability may be adversely affected.

Hospira has been implementing integrated business planning systems to better align commercial demand to manufacturing operations to improve operating efficiencies and margins. Hospira's implementation of such systems continues to evolve and until such systems are fully operational, Hospira may not be able to optimally or adequately project market demand for certain products, resulting in product shortages, or may produce excess products, resulting in excess inventory and/or inventory loss. Cost-reduction and continuous improvement activities are complex, and if Hospira does not successfully manage these activities, its operations and business could be disrupted and Hospira may incur more costs than anticipated. As a result, Hospira's sales, margins and profitability may be adversely impacted.

Hospira relies on the performance of its information technology systems, the failure of which could have an adverse effect on Hospira's business and performance.

Hospira operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage its finances, to manufacture, to enable compliance and to market and sell its products. These systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, security breaches, fire, power loss, system malfunction, network outages and other events, which may be beyond Hospira's control. System interruptions or failures could impact Hospira's ability to manufacture its products or continue its business, all of which could have a material adverse effect on Hospira's operations and financial performance. In addition, a cyber‑attack that bypasses Hospira's information technology security systems causing a security breach may lead to a material disruption of its information technology business systems and/or the loss of business information resulting in an adverse business impact. The age of Hospira's information technology systems, as well as the level of Hospira's protection and business continuity or disaster recovery capability, varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. Hospira's capital investment levels in its information technology systems will increase over the next few years as Hospira expects to upgrade its networks, replace certain old, fully depreciated systems and fortify its technical security capability.

Hospira conducts operations outside of the U.S. and is subject to additional risks, including fluctuations in foreign currency exchange rates that may cause its sales and profitability to decline.

Sales in markets outside the U.S. comprised approximately 31% of 2012 net sales. Hospira anticipates that sales from outside the U.S. will continue to represent a significant portion of net sales. The additional risks associated with Hospira's operations outside the U.S. include:

(i)
fluctuations in foreign currency exchange rates (for a discussion of the ways and extent to which Hospira attempts to mitigate such risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this report);

(ii)	multiple legal or regulatory requirements that are subject to change, which may delay or deter Hospira's international product commercialization efforts;

(iii)	differing local medical practices, product preferences and product requirements, or changing government reimbursement practices;

(iv)	trade protection measures and import or export licensing requirements or other controls or restrictions;

(v)	difficulty in establishing, staffing and managing operations outside the U.S.;

(vi)	differing labor regulations or work stoppages, strikes, slow-downs or other forms of labor or union activity at Hospira's facilities;

(vii)	complying with laws and regulations that apply to international operations, including trade laws, anti-bribery laws including the U.S. FCPA, and the U.K. Bribery Act and anti-boycott laws;

(viii)	loss of business through government tenders that are held annually in many cases or through other government action;

(ix)	potentially negative consequences from changes in or interpretations of tax laws, including legislative changes concerning taxation of income earned outside of the U.S.;

(x)	economic instability, including the European financial crisis or other economic instability in other parts of the world and the impact on Hospira's receivables;

(xi)
disruption or destruction of operations in a significant geographic area, due to the location of manufacturing facilities, distribution facilities or customers, caused by natural disasters, political instability, terrorist attacks, the threat of future terrorist activities or military action, and the cost and availability of insurance due to any of the foregoing events; and

(xii)	diminished or insufficient protection of intellectual property in some countries outside of the U.S.

In addition, Hospira operates in many countries outside the U.S. through distributors or through a direct sales presence, and those countries may have been assigned a low Corruption Perception Index indicating a high level of corruption by Transparency International (a non-governmental agency that monitors and publicizes corporate and political corruption in international development). While Hospira has programs in place to ensure compliance with the laws and regulations impacting Hospira and its distributors, if it were determined that Hospira or a distributor was not in compliance with certain laws and regulations, Hospira could be subject to civil and/or criminal liability and other material adverse effects. Hospira's success in certain international markets will depend on the efforts and performance of its distributors. Moreover, if certain of those distributor relationships are unsuccessful, the costs to terminate such distributor relationship and/or to re-establish a customer base could adversely affect Hospira's profitability in certain regions. These risks could have an adverse effect on Hospira's ability to distribute and sell its products in markets outside the U.S. and could adversely affect Hospira's profitability.

Hospira is involved in various lawsuits and proceedings that could negatively affect its business.

Hospira is involved in various claims and legal proceedings, including in some instances when Hospira operated as part of Abbott. In some instances, these claims and proceedings could preclude the continued sale and marketing of Hospira's products or otherwise adversely affect operations, profitability or liquidity. In addition, Hospira has been named as a defendant in class action lawsuits and shareholder derivative lawsuits. See Note 24 to the consolidated financial statements included in “Item 8.Financial Statements and Supplementary Data” of this report for more information regarding these lawsuits. These matters could have an adverse effect on Hospira's business, profitability or financial condition. In addition, there could be an increase in the scope of these matters and there could be additional lawsuits, claims, proceedings or investigations in the future. In light of these uncertainties, Hospira cannot assure that the outcome of these matters will not result in charges in excess of any established accruals.

In the past, Hospira has been involved in investigations related to improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. Hospira could be subject to these investigations or lawsuits again in the future, and these matters could have an adverse impact on Hospira.

Hospira may incur product liability losses, or become subject to other lawsuits related to its business, and insurance coverage could be inadequate or unavailable to cover these losses.

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

Hospira is responsible for all liabilities, including liabilities for claims and lawsuits, related to its business, whether they arose before or after the spin-off, other than certain liabilities relating to allegations that it engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for its products. As part of Hospira's risk management policy, Hospira carries third‑party product liability insurance coverage, which includes a substantial retention or deductible which provides that Hospira will not receive insurance proceeds until the losses incurred exceed the amount of that retention or deductible. To the extent that any losses are within these retentions or deductibles, Hospira will be responsible for the administration and payment of these losses. Product liability or other claims in excess of applicable insurance could have a material adverse effect on Hospira's profitability and financial condition.

If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed.

Hospira relies on trade secrets, confidentiality agreements, continuing technological innovation and, in some cases, patent, trademark and service mark protection to preserve its competitive position. A failure to protect Hospira's intellectual property could harm its business and prospects, and its efforts to protect its proprietary rights may not be adequate. Principal products and their related trademarks are discussed in the section captioned “Products” in “Item 1. Business” of this report.

In 2012, PrecedexTM represented approximately 8% of Hospira's Net sales, and in the Americas segment, PrecedexTM represented approximately 14% of specialty injectable pharmaceutical product line net sales. The U.S. patents covering PrecedexTM expire on July 15, 2013 (U.S. Patent 4,910,214) and March 31, 2019 (U.S. Patent 6,716,867). In 2012, Hospira completed its final Phase III pediatric clinical study required to fulfill the Pediatric Written Request and to support a pediatric use indication and submitted the data from the trials to the FDA. Based on this submission, and while no absolute assurance can be given, Hospira expects to receive a six month extension to the patents covering PrecedexTM. Hospira is in patent litigation concerning the proprietary product, PrecedexTM and the U.S. patents covering the product, which is described in Note 24 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Hospira has made certain abbreviated new drug applications (“ANDA”) with Paragraph IV certifications that the relevant patents for existing products would not be infringed by a Hospira product, or were invalid or unenforceable, in the U.S. and equivalent filings in Canada. Claims filed by innovators contesting these certifications may delay or prevent the launch of the relevant products and result in additional costs.

Hospira is currently involved in patent‑related disputes with companies over Hospira's attempts to market generic pharmaceutical products. Once Hospira has final approval of the related generic pharmaceuticals, Hospira may decide to commercially market these products while the ultimate disposition of legal proceedings has not concluded. If Hospira's products are ultimately found to infringe the patent rights of another company, Hospira may be subject to significant damages, which may be based on a reasonable royalty or the lost profits from the sale of the branded product and/or an injunction preventing Hospira from further sales. Third parties may claim that Hospira's products are infringing their intellectual property rights. Claims of intellectual property infringement could be costly and time-consuming and might require Hospira to enter into costly royalty or license agreements, if Hospira is able to obtain royalty or license agreements on acceptable terms. Hospira also may be subject to significant damages or an injunction preventing it from manufacturing, selling or using some of its products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on Hospira's profitability and financial condition.

Changes in the funded status or costs of Hospira's pension or post-retirement benefit plans could adversely affect Hospira's financial position and results of operations.

The funded status of Hospira's pension and post-retirement benefit plans are subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year and, as a consequence, could result in higher funding requirements and net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, healthcare cost trend rates and other factors, may lead to significant increases in the value of the respective obligations. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs. All of these factors could have an adverse effect on Hospira's financial position and results of operations.

Income taxes can have an unpredictable effect on Hospira's results of operations and result in greater-than-anticipated liabilities.

Hospira is subject to income taxes in a variety of jurisdictions, and its tax structure is subject to review by both domestic and foreign taxation authorities. Because Hospira's income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions during that period, which is inherently uncertain, its income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted. In addition, operations in certain jurisdictions may operate at a loss requiring management estimates of expected utilizations of the related deferred tax assets in future years. Should these operations fail to reach appropriate levels of profitability, these estimates could periodically change, necessitating the establishment of valuation allowances against these deferred tax assets, and increasing tax expense. Moreover, changes in or interpretations of tax laws and regulations (including laws related to the remittance of foreign earnings), changes in investments in foreign countries with favorable tax rates, and settlements of federal, state and foreign tax audits, may affect Hospira's profitability and financial condition.

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

The stock market has experienced, and may continue to experience, fluctuations, which significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect Hospira's stock price. Moreover, Hospira's sales and operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Hospira's stock price could fluctuate significantly in response to its quarterly or annual results, annual projections and the impact of these risk factors on Hospira's operating results or financial position.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hospira's corporate headquarters and the locations and uses of Hospira's principal manufacturing and research and development (“R&D”) properties as of December 31, 2012, are as follows:

Location*	Primary Use	Owned/Leased
Adelaide, South Australia, Australia	Pharmaceutical Manufacturing and R&D	Owned
Austin, Texas	Pharmaceutical Manufacturing	Owned
Buffalo, New York	Device Manufacturing	Owned
Boulder, Colorado	Active Pharmaceutical Ingredient Manufacturing and R&D	Leased (expires 2016)
Clayton, North Carolina	Pharmaceutical Manufacturing	Owned
Finisklin, Sligo, Ireland	Device Manufacturing	Leased (expires 2013)
Irungattukottai, India	Pharmaceutical Manufacturing and R&D	Owned/Leased (expires 2102)
La Aurora, Costa Rica	Device Manufacturing	Owned
Lake Forest, Illinois	Corporate Headquarters and R&D	Owned/Leased (expires 2016)
Liscate, Italy	Pharmaceutical Manufacturing and R&D	Owned
McPherson, Kansas	Pharmaceutical Manufacturing and R&D	Owned
Mulgrave, Victoria, Australia	Pharmaceutical Manufacturing and R&D	Owned
Chennai, India	R&D	Leased (expires 2015)
Rocky Mount, North Carolina	Pharmaceutical Manufacturing	Owned
San Cristobal, Dominican Republic	Device Manufacturing	Owned/Leased (expires 2013)
San Diego, California	R&D	Leased (expires 2019)
_______________________________________________________________________________
*    The locations listed above generally support all of Hospira's segments.

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

Hospira also owns and operates distribution facilities in the U.S. located in Stone Mountain, Georgia; Farmers Branch, Texas; King of Prussia, Pennsylvania; and Santa Fe Springs, California. Hospira also leases and operates a distribution facility at Pleasant Prairie, Wisconsin.

Hospira continually evaluates its plants and production lines and believes that its current facilities, plus any planned expansions and modernization initiatives, will be generally sufficient to meet its expected needs. To ensure Hospira's manufacturing capacity aligns with expected future commercial growth and demand, Hospira continued its expansion efforts in Vishakhapatnam, India of specialty injectable manufacturing capacity, utilizing long-term land leases acquired in 2010. Hospira anticipates that the first products will be produced in this facility in the second half of 2014, and with production increases expected in the subsequent twelve to twenty-four months. Further, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities over the next few years.

Item 3.    Legal Proceedings

Hospira is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to intellectual property, product liability, shareholder derivative claims, and other matters that are more fully described in Note 24 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data,” of this report.
Item 4.    Mine Safety Disclosures

Not applicable.

Executive Officers of Hospira

The executive officers of Hospira are set forth below. Their ages as of February 13, 2013, and the positions and offices held by them during the past five years are also indicated. There are no family relationships between any corporate officers or directors. All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified, unless sooner removed.

F. Michael Ball, age 57, joined Hospira as its Chief Executive Officer and as a director in March 2011. Mr. Ball joined Hospira after a 16-year career at Allergan, Inc., a multi‑specialty healthcare company, where he held several senior leadership positions. For the five years prior to joining Hospira, Mr. Ball served as President of Allergan. Mr. Ball also serves on the board of directors of STEC, Inc., a publicly traded manufacturer and marketer of computer memory and hard drive storage solutions.

Richard J. Davies, age 51, is Hospira's Senior Vice President, Chief Commercial Officer. He has served in that position since February 2012. From August 2011 to February 2012, Mr. Davies served as Vice President and General Manager, Japan and Asia Pacific at Amgen (a developer and manufacturer of human therapeutics). During the past five years, Mr. Davies also held the following positions at Amgen: Vice President and General Manager, Asia and Latin America (November 2010 to August 2011), Vice President, Sales Inflammation Business Unit (January 2009 to November 2010), and General Manager, Australia (throughout 2008).

John B. Elliot, age 61, is Hospira's Senior Vice President, Operations. Mr. Elliot has served in that position since April 2012. From 2010 to 2012, Mr. Elliot served as a consultant with Pharma Associates, Ltd. (a management consulting business). Throughout 2008 and up to 2010, he served as the President and Chairman of Cherokee Pharmaceuticals, LLC (a wholly owned subsidiary of PRWT Services, Inc., and a U.S.-based active pharmaceutical ingredient manufacturing company).

Daphne E. Jones, age 55, is Hospira's Senior Vice President and Chief Information Officer. Ms. Jones has served in that position since November 2009. Ms. Jones served as the Worldwide Vice President of Information Technology (“IT”) and Chief Information Officer for Johnson & Johnson's Ortho‑Clinical Diagnostics, Inc. (a Johnson & Johnson company that provides solutions for screening, diagnosing, monitoring and confirming diseases early) in 2008 and 2009.

Zena G. Kaufman, age 56, is Hospira's Senior Vice President, Quality. Ms. Kaufman has served in that position since February 2012. Ms. Kaufman served as Divisional Vice President (“DVP”), Global Quality Systems, Global Pharmaceutical Operations at Abbott Laboratories (a global broad-based provider of healthcare products) from 2011 to 2012. During the past five years, Ms. Kaufman also held the following positions at Abbott Laboratories: DVP, Global Pharmaceutical Operations, Small Molecule Quality Assurance (January 2011 to September 2011); DVP, Global Pharmaceutical Operations (March 2009 to January 2011); DVP, Corporate Quality and Regulatory, Quality Center of Excellence (throughout 2008 and up to March 2009).

Kenneth F. Meyers, age 51, is Hospira's Senior Vice President, Organizational Transformation and People Development. Mr. Meyers has served in that position since November 2008. Also during 2008, Mr. Meyers served as a partner of Oliver‑Wyman‑Delta Executive Learning Center (a global management consulting firm and now called Mercer Leadership Development).

Sumant Ramachandra, M.D., Ph.D., age 44, is Hospira's Senior Vice President, Research and Development, Medical and Regulatory Affairs and Chief Scientific Officer. Dr. Ramachandra has served in that position since July 2008. Dr. Ramachandra also served as Vice President and Senior Project Leader, Global Development, at Schering‑Plough, a global healthcare company, in 2008.

Neil Ryding, age 52, is Hospira's Senior Vice President, Devices. Mr. Ryding has served in that position since July 2012. Mr. Ryding previously served as Executive Vice President, Global Manufacturing and Supply at CareFusion (a global provider of medical products and services for the health care industry) from 2008 to 2012. During 2008, Mr. Ryding also served as Vice President, Operations at Smith & Nephew (a global medical technology business).

Brian J. Smith, age 61, is Hospira's Senior Vice President, General Counsel. He has served in that position during the past five years. From 2004 until February 2012, Mr. Smith also served as Hospira's Secretary.

Thomas E. Werner, age 55, is Hospira's Senior Vice President, Finance and Chief Financial Officer. He has served in that position during the past five years.

Richard J. Hoffman, age 46, is Hospira's Corporate Vice President, Controller and Chief Accounting Officer. He has served in that position since August 2009. During 2008 and up to August 2009, he served as Hospira's Vice President, Corporate Controller and Chief Accounting Officer.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Hospira's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "HSP." The following table sets forth the high and low closing prices for Hospira's common stock on the NYSE for each period indicated.

	Market Price Per Share
	2012		2011
For the quarter ended:	High	Low	High	Low
March 31	$38.49	$29.51	$56.80	$51.05
June 30	$37.76	$30.81	$58.13	$53.74
September 30	$37.78	$32.27	$55.67	$34.44
December 31	$34.10	$28.62	$38.76	$27.29

As of February 8, 2013, Hospira had approximately 26,500 shareholders of record. Hospira has not paid any dividends on its common stock.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2012

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2012	2,700	$32.41	—	$800,000,000
November 1 - November 30, 2012	2,900	28.90	—	800,000,000
December 1 - December 31, 2012	1,000	31.81	—	800,000,000
Total	6,600	$30.78	—	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

(2)
In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. No common stock repurchases were made during the year ended December 31, 2012

Performance Graph

The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P Health Care Index.

Comparison of Cumulative Total Return

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Hospira Inc
S&P 500
S&P Health Care

Assumes $100 was invested on December 31, 2007 in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2008, 2009, 2010, 2011 and 2012, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

Item 6.    Selected Financial Data

The following tables set forth Hospira's selected financial information from its audited consolidated financial statements as of, and for the years ended, December 31, 2012, 2011, 2010, 2009, and 2008.

The selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

	For the Years Ended December 31,
(dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Statements of Income (Loss) Data:
Net sales	$4,092.1	$4,057.1	$3,917.2	$3,879.3	$3,629.5
Gross profit(1)(3)	1,113.4	1,397.6	1,514.4	1,456.4	1,342.7
Income from operations(2)(3)	58.8	56.8	519.2	502.9	517.8
(Loss) Income before income taxes(2)(3)	(41.9)	(27.1)	379.3	384.1	407.5
Net Income (Loss)(2)(3)(4)	$44.2	$(9.4)	$357.2	$403.9	$320.9
Earnings (Loss) per common share:
Basic	$0.27	$(0.06)	$2.15	$2.51	$2.02
Diluted	$0.27	$(0.06)	$2.11	$2.47	$1.99
Weighted average common shares outstanding:
Basic	165.0	165.5	166.0	161.0	159.2
Diluted	166.0	165.5	169.5	163.2	161.3
_______________________________________________________________________________

(1)	Gross profit is defined as Net sales less Cost of products sold.

(2)	Amounts include pretax goodwill impairment charges of $400.2 million in 2011.

(3)	Amounts include certain pretax quality and product related charges of $260.2 million, $111.3 million and $90.3 million in 2012, 2011, 2010, respectively.

(4)
Amounts include Equity income from affiliates of $35.1 million, $45.6 million and $12.2 million in 2012, 2011 and 2010, respectively. Equity income from affiliates was not significant for years prior to 2010. Additionally, amounts include discrete income tax expense (benefits) of $18.8 million $(19.7) million, and $(91.9) million in 2012, 2011 and 2009, respectively, due to effective settlements of Internal Revenue Service audits.

	December 31,
(dollars in millions)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$6,088.6	$5,779.1	$6,046.3	$5,502.9	$5,074.1
Long-term debt	$1,706.8	$1,711.9	$1,714.4	$1,707.3	$1,834.0

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hospira is a provider of injectable drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance WellnessTM by improving patient and caregiver safety while reducing healthcare costs. Hospira’s portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira’s portfolio of products is used by hospitals and alternate site providers, such as clinics, home health care providers and long-term care facilities.

Product Development and Product Launches

Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira manages its product development programs and related costs through the following four categories: generic pharmaceuticals, biosimilars, proprietary pharmaceuticals and device products. For further information about these categories see the section captioned "Product Development" in "Item I. Business" and for information related to certain of Hospira's agreements for biosimilars and proprietary pharmaceuticals see Note 1 and Note 4 to the financial statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Generic Pharmaceutical Product Development

In 2011, Hospira adopted a new program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio. As of December 31, 2012, Hospira's generic pharmaceutical pipeline consisted of 80 compounds. More than half of the overall pipeline consisted of compounds related to oncology and anti-infectives, with the remainder focused on cardiovascular, anesthesia and other areas.

Biosimilar Product Development

As of December 31, 2012, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of up to 11 compounds and updates for certain products in the pipeline include the following:

•
Celltrion completed its biosimilar development program for infliximab and submitted a dossier, and Hospira submitted a duplicate dossier, to the European Medicines Agency (“EMA”) in the first half of 2012. Celltrion submitted two dossiers for infliximab to Health Canada in late 2012.

•
In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2015.

Proprietary Pharmaceutical Product Development

As of December 31, 2012, Hospira has in development the following proprietary pharmaceutical products:

•	PrecedexTM is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

•
in 2012, Hospira completed its final Phase III pediatric clinical study required to fulfill the Pediatric Written Request and to support a pediatric use indication and submitted the data from the trials to the FDA in December 2012 (Based on this submission, and while no absolute assurance can be given, Hospira expects to receive a six month extension to the patents covering PrecedexTM. For details related to the PrecedexTM patents, and the related litigation, see Note 24 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report);

•
in 2012, Hospira completed Phase III clinical trials in Japan to support a procedural sedation indication in the use of PrecedexTM. Hospira submitted the data to the Pharmaceuticals and Medical Devices Agency of Japan in 2012, and the submission is under active review with that agency.

•
in 2011, Hospira submitted additional clinical data to the FDA to support the use of PrecedexTM beyond 24 hours. While Hospira has successfully gained approval for use of PrecedexTM for greater than 24 hours in several non-U.S. markets, and Orion (the license holder for the product in Europe) has been successful in gaining European approval for use greater than 24 hours using the same body of clinical data, the FDA has not expanded the use beyond 24 hours. Hospira continues to consider clinical pathways available for expansion of use.

•
DylojectTM is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. Hospira and its third-party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain.

Device Product Development

Hospira’s device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

Concurrent with the comprehensive device review process discussed under the caption “Certain Quality and Product Related Matters” in this Item 7, Hospira is reviewing its device portfolio to determine which devices provide the greatest value for customers, have the greatest upgrade capabilities, and are in the best position to meet the heightened expectations of the FDA and other regulatory agencies. Hospira is developing a longer-term device strategy aimed at modernizing and streamlining the device platforms. Once this strategy is more fully developed, Hospira will seek input from the FDA. As this strategy is still under development, the implementation charges cannot be determined, but could be significant, and these costs, for the most part, are not included in the remediation charges for certain quality and product related matters, as set forth in greater detail in the section captioned “Certain Quality and Product Related Matters” in this Item 7. The potential benefits from implementing the long-term device strategy would include rationalizing and modernizing Hospira's installed base of medication management devices and allowing Hospira to better target its R&D efforts.

Research and Development Expense

R&D expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the year ended December 31, 2012 and December 31, 2011, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 16% and 8% of total R&D expense, respectively. As Hospira's biosimilar development program progresses, Hospira expects that over the next several years, the amount of spending on the biosimilar program will remain as a higher percentage of Hospira's total R&D expense. Other than EPO Phase III costs, the costs attributable to a specific project were not individually material to Hospira’s R&D expense line item for the periods presented.

Hospira's R&D expenses were $303.6 million in 2012, $258.8 million in 2011, and $300.5 million in 2010. Hospira may periodically enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira expects that R&D as a percentage of net sales may increase up to approximately 8% of net sales over the next two to three years to support Hospira’s strategy to expand and advance its generic pharmaceutical and biosimilar product portfolio, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, accelerated depreciation resulting from the decreased useful lives of the buildings and certain equipment, impairments, relocation of production, process optimization implementation, manufacturing start-up, product validation and registration charges, other asset charges, exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2011, to ensure Hospira’s manufacturing capacity aligns with expected future commercial growth and demand, Hospira began construction in Vishakhapatnam (“Vizag”), India of specialty injectable manufacturing capacity. Capital expenditures and related start-up charges are anticipated for this three to five year project, with the first commercial production expected in the second half of 2014 and with production increases expected in the subsequent twelve to twenty-four months. In aggregate, Hospira estimates Vizag, India capacity expansion capital expenditures of $375 million to $450 million up from the previous expected range largely due to expanded scope associated with the addition of automated visual inspection equipment and an additional production line. Hospira has incurred total capital expenditures of $153.1 million through December 31, 2012. For the Vizag, India capacity expansion capital expenditures were $73.4 million in 2012 and $79.7 million in 2011. Capital expenditures in 2013 are expected to be approximately $90 million with the remaining amounts to be capitalized in subsequent years.

In addition, Hospira initiated plans to qualify and validate, over the next two to three years, manufacturing and related activities for certain oncology compounds at Hospira’s joint venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in Ahmedabad, India.

For both the joint venture and the Vizag, India capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product related) and registration costs in the aggregate of approximately $170 million to $190 million, up from the previous range due to amounts associated with the expanded Vizag facility scope noted above as well as unabsorbed production costs expected as the facility transitions from start-up to normalized production levels. Activities related to these projects began primarily in the second half of 2011. In aggregate, charges incurred through December 31, 2012 were $21.7 million, primarily related to start-up and facility validation activities and recorded in Cost of products sold. For the years ended December 31, 2012 and 2011, charges of $17.9 million and $3.8 million, respectively, were recorded in Cost of products sold. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith.

Furthermore, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the section captioned “Certain Quality and Product Related Matters” in this Item 7.

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment (includes the United States, Canada and Latin America), Hospira incurred equipment and facility impairment charges of $18.6 million and may incur lease contract termination charges upon final exit from the operations of up to approximately $5 million in 2013.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. Hospira incurred aggregate restructuring charges related to this action of $42.5 million. In 2011 and 2010, Hospira incurred charges of $1.1 million and $16.9 million, respectively. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan (“Project Fuel”) that was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. Hospira incurred aggregate charges related to these actions of $132.5 million, including aggregate restructuring costs and other asset charges of $72.0 million. During 2011 and 2010, Hospira incurred charges of $9.6 million and $39.2 million, respectively.

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million and recognized a gain of $11.4 million, included in Restructuring, impairment and (gain) on disposition of assets, net in 2010.

Other Restructuring

In 2012, Hospira initiated plans to exit various non-strategic product lines. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $24.1 million and contract termination charges of $1.6 million. In addition, Hospira incurred other asset (inventory) charges of $5.4 million. Additionally, in 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition.

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring actions for specific operations. In 2012, Hospira incurred costs of $6.9 million, primarily in the APAC segment, to optimize the commercial organizational structure and exit device products in certain markets. The costs include severance charges of $3.8 million and contract termination charges of $3.1 million. In 2011, Hospira incurred costs of $7.8 million to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations.

Financial Related Impact

The net charges incurred for the above continuous improvement activities collectively were reported in the consolidated statements of income (loss) line items as follows:

(dollars in millions)	2012	2011	2010
Cost of products sold	$23.3	$9.6	$26.4
Restructuring, impairment and (gain) on disposition of assets, net	49.3	11.5	7.0
Research and development	—	—	0.1
Selling, general and administrative	—	1.2	11.2
Total net charges	$72.6	$22.3	$44.7

As Hospira continues to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States ("GAAP"), among other factors. Hospira may incur more charges and cash expenditures than estimated and may not realize the expected improvement or cost savings on its planned time frame or at all. See the section captioned "Hospira's continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended improvement or cost savings" in "Item 1A. Risk Factors" of this report.

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to acquire from Orchid its penem and penicillin active pharmaceutical ingredient ("API") business for $202.5 million in cash. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advance payment of the purchase price to be settled at closing. The pending acquisition includes an FDA-approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending closing.

The Agreement contains customary covenants by Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to the pending closing to reflect additional negotiations and regulatory considerations. Hospira expects to close the transaction during the first half of 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

Javelin Pharma

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. ("Javelin Pharma") for a purchase price of $161.9 million, which included Javelin Pharma's main product candidate, Dyloject™, a post-operative pain management drug currently awaiting FDA approval. In October 2010, Hospira received a complete response letter from the FDA regarding Dyloject™. Hospira and its third-party manufacturer continue to work closely with the FDA to address all items raised as part of the regulatory process, but the timing of resolution is uncertain. In 2011, Hospira recognized an impairment charge of $7.3 million associated with the DylojectTM in-process research and development intangible asset due primarily to changes in the expected product life-cycle management spending. The future impact of DylojectTM on Hospira depends on the various product development and commercialization efforts, and the timing of resolution of the regulatory process in connection therewith.

Orchid (Generic Injectable Pharmaceutical Business)

In March 2010, Hospira, through its wholly owned subsidiary, Hospira India, completed an acquisition of the generic injectable pharmaceutical business of Orchid for $381.0 million. The acquisition included a beta-lactam antibiotic formulation manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Hospira also acquired some of Orchid's long-term land leases in India, which were held by Orchid for anticipated future expansion.

Financial Related Impact

Hospira recognized acquisition and integration-related charges as a result of these transactions, the majority of which were reported in Selling, general and administrative ("SG&A"). In 2012, Hospira incurred $1.0 million related to the pending Orchid penem and penicillin API business transaction, and in 2010, Hospira incurred $20.2 million related to the Orchid generic injectable pharmaceutical business and Javelin Pharma acquisitions. The impact of these acquisitions was not significant to Hospira's results of operations, exclusive of the acquisition and integration-related charges. Hospira expects to incur additional acquisition and integration-related costs in 2013 related to the Orchid API acquisition transaction. For further details, see Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

Acquisitions and related transactions are subject to various risks and uncertainties, including risks relating to the integration and risks relating to incurring substantial indebtedness in connection with an acquisition. See the section captioned "Hospira may continue to acquire other businesses and assets, license rights to technologies or products from third parties, form alliances or dispose of businesses and assets, and any of these actions may not be completed in a timely or cost-effective manner, or at all" in "Item 1A. Risk Factors" of this report.

Certain Quality and Product Related Matters

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other governmental authorities. Hospira’s manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to, including, but not limited to, inspection observations (commonly called Form 483 observations in the U.S.), untitled letters, warning letters or similar correspondence, product recalls, import and export bans, consent decrees, seizures of violative product, civil penalties, and criminal prosecution. Any of these regulatory actions as well as Hospira’s inspections, reviews and commitments may require remediation activities with respect to products, facilities and quality/production policies, procedures and processes.

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

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities. In January 2011, the FDA did not issue a Form 483 after inspecting the Clayton facility. In May and August 2011, the FDA issued a Form 483 listing observations after each inspection of the Rocky Mount facility which identified further areas for remediation and improvement. In March 2012, the FDA conducted a focused inspection at the Clayton facility and issued a Form 483 with one observation related to the thoroughness of certain of Hospira's internal investigations. In July 2012, the FDA issued a Form 483 after inspecting the Clayton facility listing observations regarding stability studies, sampling documentation and methodology and equipment validations. The FDA started their re-inspection of the Rocky Mount facility on February 12, 2013.

Further, in March 2012, Hospira encountered manufacturing issues at the Clayton facility. Hospira elected to shut down production at the Clayton facility to investigate and remediate these issues which has disrupted the supply of product to the market as well as to certain contract manufacturing customers primarily in the Americas. Hospira began to manufacture products at the Clayton facility in late 2012 and upon replenished inventory levels, reintroduced certain impacted products to the market in early 2013. Specific to these issues, Hospira has and may continue to incur costs related to extended shutdown, failure to supply penalties and inventory loss due to non-conformance with specifications.

Warning Letter (August 2012)

In August 2012, Hospira received a Warning Letter from the FDA related to the FDA's April 2012 inspection of Hospira's La Aurora de Heredia, Costa Rica device manufacturing facility and corresponding Form 483 (“2012 Warning Letter”). In the 2012 Warning Letter, the FDA cited current good manufacturing practice deficiencies related to the failure to correct and prevent recurrence of nonconforming product; the failure to implement changes in procedures needed to correct and prevent identified quality problems; the failure to evaluate suppliers on their ability to meet requirements; the failure to establish adequate procedures for acceptance of incoming product; and the failure to maintain appropriate device history records. The Costa Rica site manufactures most of Hospira's infusion devices and administration sets. The 2012 Warning Letter did not restrict production or shipment of Hospira's products from this facility, but in November 2012 the FDA issued an import alert that prohibits the importation of Symbiq™ infusion pumps into the U.S. The FDA's import alert did not restrict the importation of Hospira's other medication management products, including Symbiq™ consumables or Hospira's other infusion pumps and consumables.

Hospira's Responses to Warning Letters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (the FDA's Warning Letters are publicly available on the FDA's website). Hospira has submitted comprehensive remediation plans to address the items raised in the 2010 Warning Letter and 2012 Warning Letter. The remediation plans involve commitments by Hospira to enhance its facilities, employee training, quality processes and procedures, and technology. Specific to Rocky Mount, under the remediation plan, Hospira is investing in capital improvements and facility modifications, including modernization of production lines, improvements to sterile process flow, a new quality control laboratory and the installation of additional automated visual inspection equipment. Hospira is also implementing information technology solutions to enhance its quality processes, including systems that manage batch documentation and release, and systems that track the training and qualification of our employees. Specific to Costa Rica, Hospira's remediation plan involves strengthening supplier controls, design controls, and its investigation and corrective action and preventative action procedures. For both remediation plans, Hospira has engaged third-party experts to assist with the remediation activities, established remediation project management teams, deployed new site leadership, and is hiring additional permanent employees in the manufacturing operations and quality organizations. Hospira will continue to work through the commitments made in its remediation plans or responses and interact and work closely with the FDA to ensure that all items noted in the Warning Letters and related subsequent Form 483s are appropriately addressed.

While Hospira has submitted remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA. Until the violations are corrected, Hospira may be subject to additional regulatory action by the FDA, including those identified within this "Certain Quality and Product Related Matters" section. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA will be satisfied with Hospira's response or corrective actions.

The above disclosures include information about Form 483 observations relevant to the facilities subject to a warning letter. All of Hospira's manufacturing facilities and related operations are subject to routine FDA inspections and some of those facilities have received Form 483 observations or FDA issued untitled letters or comparable inspection results from other governmental regulatory agencies, which are not included above. Hospira is working to ensure all of its facilities and quality policies, procedures and processes align with the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for strengthening quality, compliance and production processes at other facilities. For example, third-party oversight and consulting costs for remediation activities have been incurred at a number of other manufacturing sites.

Device Product Related Matters

SymbiqTM Infusion Pumps

In April 2010, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to new customers pending FDA regulatory clearance of a 510(k) application for software updates. In March 2012, Hospira received regulatory clearance from the FDA for the SymbiqTM 510(k) application. Hospira is working with existing customers to install the software updates into the SymbiqTM devices that are in the market.

In August 2012, Hospira notified customers of potential issues with the touchscreen on SymbiqTM infusion pumps. The FDA has classified this voluntary action as a Class I recall, although the FDA is not requiring Hospira to remove any SymbiqTM pumps from the market. In October 2012, Hospira placed a voluntary hold on all shipments of SymbiqTM infusion pumps to U.S. customers (other than to support the repair and replacement to existing customers), and re-notified customers of this issue and offered instructions to confirm correct infusion settings and how to stop an infusion if problems arise. In November 2012, Hospira was notified by the FDA that the FDA had issued an import alert that prohibits the importation of Symbiq™ infusion pumps into the U.S. The FDA's import alert did not restrict the importation of Hospira's other medication management products, including Symbiq™ consumables or Hospira's other infusion pumps and consumables. Hospira is working on a software solution to address the main cause of the issue which will be deployed in the field when available. Hospira cannot predict when it will lift the voluntary shipment hold, or when the FDA import alert will end.

PlumTM Infusion Pumps

In December 2010, Hospira informed the FDA that it had received a number of customer reports associated with the Plum A+TM and Plum XLTM family of infusion pumps regarding failure of the pump’s audible alarm under certain conditions. Hospira notified customers of the corrective action plan to address this issue. For the Plum A+TM pumps, the alarm failures are associated with the alarm assembly. For the Plum XLTM pumps, the alarm failure is associated with fluid ingress and physical damage to the alarm assembly over time. Plum XLTM customers were instructed to follow the proper cleaning procedure and inspect the alarm assembly for physical damage during routine maintenance. The Plum A+TM and Plum XLTM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any PlumTM pumps from the market. In late 2011, Hospira began the replacement of components for the Plum A+TM and expects the deployment activities to be completed in the first half of 2013.

In December 2012, Hospira notified customers of an issue with the door roller assembly on the Plum A+TM pumps which can lead to possible unrestricted flow and/or over-delivery during the removal of the IV administration set's cassette from the pump. The Plum A+TM actions have been classified as a Class II field recall and the FDA is not requiring Hospira to remove any Plum A+TM pumps from the market. To correct this issue, Hospira has redesigned the door roller assembly to improve the strength and reduce the potential for the assembly to break. In mid-2013, Hospira expects to begin replacement of the applicable components, and expects the deployment activities to extend into 2014.

Comprehensive Medication Management Product Review

Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. The product reviews included retrospective assessments of customer experiences with these products for the preceding two years from the date of assessment initiation. The product reviews are providing Hospira with important information for enhancing the reliability of these products and future products. The initial retrospective assessments have been completed, and based on the results, Hospira has opened investigations into certain issues that required further analysis to determine root cause and appropriate corrective action. Certain remediation actions, such as product recalls which require deployment of a fix to the installed customer base, infusion pump life cycle management programs which require customer accommodations and collect and destroy costs or other corrective or preventive actions for Hospira’s medication management products have been, and may be, required upon finalization of the product reviews. Hospira expects that the product reviews will be completed in 2013.

Concurrent with the comprehensive device review process, Hospira is reviewing its device portfolio to determine which devices provide the greatest value for customers, have the greatest upgrade capabilities, and are in the best position to meet the heightened expectations of the FDA and other regulatory agencies. Hospira is developing a longer-term device strategy aimed at modernizing and streamlining the device platforms. In this regard, see matters discussed under the caption "Product Development and Product Launches - Device Product Development" in this Item 7. Once this strategy is more fully developed, Hospira will seek input from the FDA. As this strategy is still under development, the implementation charges cannot be determined, but could be significant, and these charges, for the most part, are not included in the remediation costs for certain quality and product related matters, as set forth under the caption “Overall Financial Impact” in this Item 7.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the consolidated statements of income (loss) as follows:

(dollars in millions)	2012	2011	2010
Warning Letters Related
Third-party oversight and consulting	$81.3	$11.8	$32.2
Other charges (primarily extended production downtime related costs and failure to supply penalties)	56.1	25.0	22.1
Inventory charges	23.5	28.5	4.2
Device Product Related
Third party consulting and other charges (product review and remediation activities)	17.4	2.8	—
Corrective action and life-cycle management charges	73.8	43.1	31.8
Other charges (asset impairments)	8.2	—	—
Total Charges	$260.3	$111.2	$90.3

Hospira expects to incur additional aggregate charges over the next one to two years related to these quality and product related matters. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. The inventory and asset impairment charges are non-cash, and the remaining charges are cash costs primarily expensed as incurred. The corrective action cash costs are generally incurred upon commitment to an action and expended over the duration of the action, principally one to two years from inception of the corrective action charge. In addition to the charges incurred for these certain quality and product related matters, Hospira has, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the “Facilities Optimization and Capacity Expansion” section within this Item 7.

Hospira takes all of these matters seriously and responds fully, and in a timely manner, to the FDA and other governmental regulatory agencies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters related to medication management products or the matters included in the Warning Letters. For more information about risks related to these matters, see the section captioned “Hospira’s issues with its quality systems and processes could have an adverse effect upon Hospira’s business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products” in “Item 1A Risk Factors” of this report.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over its efforts to market generic pharmaceutical products and with companies regarding Hospira's PrecedexTM patents. Upon the expiration of the patents covering Precedex, and subject to ongoing life cycle management programs, Hospira's Precedex sales could be significantly impacted in the future. For further details regarding Hospira’s patents and other patent-related litigation, see Note 24 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. oxaliplatin market on June 30, 2010 and re-launched its products pursuant to a royalty-free license after August 9, 2012.

For more information about risks related to these matters, see the sections captioned “If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products” and “If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed” in “Item 1A Risk Factors” of this report.

Results of operations

Net Sales

A comparison of product line net sales by segment is as follows:

				Percentage change at Actual Currency Rates		Percent Change at Constant Currency Rates(1)
	2012	2011	2010	2012	2011	2012	2011
Americas—
Specialty Injectable Pharmaceuticals	$1,991.0	$2,000.9	$1,829.0	(0.5)%	9.4%	0.1%	9.1%
Medication Management	846.8	809.4	827.5	4.6%	(2.2)%	5.0%	(2.8)%
Other Pharma	401.6	396.2	481.4	1.4%	(17.7)%	1.4%	(17.8)%
Total Americas	3,239.4	3,206.5	3,137.9	1.0%	2.2%	1.5%	1.8%
EMEA—
Specialty Injectable Pharmaceuticals	318.4	292.6	283.2	8.8%	3.3%	16.6%	(1.9)%
Medication Management	119.9	128.7	126.6	(6.8)%	1.7%	0.2%	(3.1)%
Other Pharma	87.5	96.1	78.7	(8.9)%	22.1%	(5.7)%	18.4%
Total EMEA	525.8	517.4	488.5	1.6%	5.9%	8.4%	1.1%
APAC—
Specialty Injectable Pharmaceuticals	260.6	269.0	237.3	(3.1)%	13.4%	(2.0)%	3.2%
Medication Management	49.8	49.2	45.0	1.2%	9.3%	1.2%	1.3%
Other Pharma	16.5	15.0	8.5	10.0%	76.5%	10.0%	74.1%
Total APAC	326.9	333.2	290.8	(1.9)%	14.6%	(1.0)%	5.0%
Net Sales	$4,092.1	$4,057.1	$3,917.2	0.9%	3.6%	2.2%	2.0%

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods’ foreign exchange rates. Hospira calculated these percentages by taking current period reported net sales less the respective prior period reported net sales, divided by the prior period reported net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of the change in net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Specialty Injectable Pharmaceuticals ("SIP") include generic injectables and proprietary specialty injectables. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing services.

2012 compared to 2011:

Net sales increased 0.9%, or 2.2% compared to 2011 excluding the impact of changes in foreign exchange rates.

The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Net sales in all segments were adversely impacted by Hospira's inability to ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts.

Americas

Net sales in the Americas segment increased 1.0%, or 1.5% excluding the impact of changes in foreign exchange rates. Net sales of SIP were essentially flat due to various offsetting factors. The 2012 re-launch of oxaliplatin in the U.S. and continued volume growth of the proprietary sedation drug, PrecedexTM, had a positive impact on net sales. Furthermore, Hospira implemented certain base product price increases in the U.S. beginning in the second half of 2012 which favorably impacted net sales. These results were offset due to expected price erosion following the 2011 docetaxel launch partially offset by increased docetaxel volume compared with the same period in 2011. In addition, net sales were also negatively impacted due to similar pricing and volume progression for new product launches in prior periods and supply constraints for certain products related to quality remediation efforts. Medication Management net sales were higher primarily due to increased sales volumes for PlumTM infusion pumps and Hospira's MedNetTM safety software. Other Pharma net sales increased slightly due to higher contract manufacturing volumes partially offset by lower volumes for solution and nutritional products.

EMEA

Net sales in the EMEA segment increased 1.6%, or 8.4% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to strong volumes of generic meropenem, launched in 2011, and biosimilar products NivestimTM and RetacritTM. Increases in generic volumes were offset by price decreases resulting primarily from competition for certain oncology products. Medication Management net sales were slightly higher primarily due to increased volumes of GemStar™ dedicated sets partially offset by decreased volumes of Plum™ dedicated sets and consumables.

APAC

Net sales in the APAC segment decreased 1.9%, or 1.0% excluding the impact of changes in foreign exchange rates. SIP net sales were impacted primarily due to lower volumes on proprietary drugs and price decreases on certain oncology products, including the expected price erosion following the 2011 docetaxel launch. These decreases were moderately offset with higher volumes on certain oncology products, including paclitaxel in China and continued growth of PrecedexTM in Japan. Medication Management net sales were higher primarily due to increased sales volumes on PlumTM and GemStarTM dedicated sets and consumables.

2011 compared to 2010:
Net sales increased 3.6%, or 2.0% compared to 2010 excluding the impact of changes in foreign exchange rates.
The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.
Net sales in all segments were adversely impacted by Hospira's inability to timely ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts.
Americas
Net sales in the Americas segment increased 2.2%, or 1.8% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to the launch of docetaxel during the first quarter of 2011, the continuing effects of the launches of meropenem, piperacillin and tazobactam, and gemcitabine, and continued growth of PrecedexTM. Net sales in 2011 compared to 2010 were negatively impacted by the mid-2010 oxaliplatin market exit. Medication Management net sales were lower due to decreased sales volumes for PlumTM infusion pumps due to the impact of ongoing quality remediation efforts, partially offset by increased volume of dedicated administration sets across all major infusion devices. Net sales in Other Pharma decreased due to lower volumes for solution and nutritional products and contract manufacturing due to temporary supply constraints related to quality remediation efforts at various manufacturing facilities.
EMEA
Net sales in the EMEA segment increased 5.9%, or 1.1% excluding the impact of changes in foreign exchange rates. SIP net sales decreased due to price and volume decreases resulting from competition for certain existing oncology products. The decrease was partially offset by continued strong sales volume of the biosimilar, RetacritTM, heparin and the launch of meropenem. Medication Management net sales decreased due primarily to lower GemstarTM and PlumTM infusion pumps, partially offset by higher volumes in PlumTM dedicated administration sets.

APAC

Net sales in the APAC segment increased 14.6%, or 5.0% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to strong sales volume for PrecedexTM in Japan and the launch of docetaxel and meropenem in 2011. Medication Management net sales increased due to higher PlumTM infusion pumps and dedicated administration sets volume.

Gross Profit (Net sales less Cost of products sold)

				Percent change
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011
Gross profit	$1,113.4	$1,397.6	$1,514.4	(20.3)%	(7.7)%
As a percent of net sales	27.2%	34.4%	38.7%

2012 compared to 2011:

Gross profit decreased $(284.2) million, or (20.3)% in 2012, compared to 2011.

Gross profit decreased in 2012 primarily due to charges associated with continuous improvement and certain quality and product related matters, higher manufacturing spending related to strengthening quality, compliance and production processes, and other manufacturing inefficiencies. Further, gross profit decreased due to expected price erosion primarily related to the 2011 docetaxel launch and similar progression for new product launches in prior periods. In 2012, and to a lesser extent in 2011, net sales volume was lower due to supply constraints for certain products related to quality remediation efforts. These decreases were partially offset by higher sales volume in certain products including strong PrecedexTM sales in the U.S. and the U.S. re-launch of oxaliplatin during the third quarter of 2012 as well as base product price increases in the U.S.

2011 compared to 2010:

Gross profit decreased $116.8 million, or (7.7)%, in 2011, compared to 2010.

Gross profit decreased in 2011 partially due to the mid-2010 oxaliplatin U.S. market exit offset by new product launches in 2011 including docetaxel in the U.S. A portion of the profit generated by sales of docetaxel is recorded in Equity income from affiliates, net as the product is sourced from Hospira's joint venture. Partially offsetting these decreases were lower charges for Project Fuel and Facility Optimization initiatives, which were completed in March 2011. Both periods were impacted by lower sales volume and charges associated with certain quality and product related matters, however, in 2011 there were higher inventory losses due to spoilage, excess and obsolescence.

Restructuring, impairment and (gain) on disposition of assets, net

				Percent change
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011
Restructuring, impairment and (gain) on disposition of assets, net	$63.3	$44.5	$19.7	42.2%	125.9%
As a percent of net sales	1.5%	1.1%	0.5%

In 2012, Restructuring, impairment and (gain) on disposition of assets, net was $63.3 million of which $49.3 million was due to impairments and other charges related to Hospira's facility optimization and other restructuring-related activities. In addition, a total of $14.0 million of intangible asset impairment charges were recognized in 2012. These impairment charges related primarily to a customer relationship intangible asset due to anticipated delayed launch dates for certain products.

In 2011, Restructuring, impairment and (gain) on disposition of assets, net was $44.5 million and included the following: intangible asset impairments of $25.9 million, distributor contract termination costs of $7.8 million incurred for restructuring of certain Latin America operations, an equipment impairment charge of $7.1 million, and restructuring charges of $3.7 million related to Project Fuel, which was completed in early 2011.

In 2010, Restructuring, impairment and (gain) on disposition of assets, net was $19.7 million and included the following: a gain of $11.4 million on the disposal of a facility in Wasserburg, Germany, restructuring charges of $18.4 million primarily related to Project Fuel and facility optimization activities and a charge of $12.7 million for the impairment of an anti-infective product right intangible asset.

Goodwill Impairment

				Percent change
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011
Goodwill impairment	$—	$400.2	$—	nm	nm
As a percent of net sales	nm	9.9%	nm
nm - Percentage change is not meaningful.

During the third quarter of 2011, Hospira performed its annual goodwill impairment test. Hospira determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira's common stock price beginning late in the third quarter of 2011, which required an increase in the discount rate used to present value the estimated cash flows in order to reconcile Hospira's market capitalization to the aggregate estimated fair value of all of Hospira's reporting units. In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions, and (ii) higher spending expected for strategic product portfolio expansion, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than its carrying value.

During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units' estimated fair value was below their respective carrying value. Accordingly, Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and APAC reporting units respectively, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than their respective carrying value.

Research and Development

				Percent change
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011
Research and development	$303.6	$258.8	$300.5	17.3%	(13.9)%
As a percent of net sales	7.4%	6.4%	7.7%

2012 compared to 2011:

R&D expenses increased $44.8 million or 17.3% in 2012, compared to 2011 primarily due to higher spending in 2012 on a clinical trial for EPO, generic pharmaceuticals product development for global expansion and regulatory filing fees, and development for device products.

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

Selling, General and Administrative

				Percent change
Years ended December 31 (dollars in millions)	2012	2011	2010	2012	2011
Selling, general and administrative	$687.7	$637.3	$675.0	7.9%	(5.6)%
As a percent of net sales	16.8%	15.7%	17.2%

2012 compared to 2011:

SG&A expenses increased $50.4 million or 7.9%, in 2012, compared to 2011. The increase was due to higher costs associated with certain sales and promotional expenses for various emerging markets, and certain products including PrecedexTM. Costs were also higher for compensation, pension and other retirement benefits, and information technology.

2011 compared to 2010:

SG&A expenses decreased $37.7 million or 5.6%, in 2011, compared to 2010. SG&A in 2010 included costs incurred for a litigation settlement and related charges, and for Project Fuel initiatives, which were completed in March 2011. Further, SG&A in 2010 included acquisition and integration charges associated with the acquisitions of Orchid's generic injectable pharmaceutical business and Javelin Pharma. Excluding these prior year charges, SG&A was essentially flat with decreased general and administration expenses including reduced 2011 annual incentive compensation expenses, offset by higher costs associated with certain sales and promotional expenses and the impact of foreign exchange.

Interest Expense

Hospira incurred interest expense of $86.3 million in 2012, $93.1 million in 2011 and $101.1 million in 2010. The decreases in 2012 and 2011 compared to prior years were primarily due to higher capitalized interest on capital projects and the impact of variable interest rate swaps on fixed rate notes. The 2012 and 2011 decreases were slightly offset by higher interest on other borrowings and interest rates for international expansion in Latin America and India. Refer to the section captioned "Liquidity and Capital Resources" below for further information regarding Hospira's debt and credit facilities.

Other Expense (Income), Net

Other expense (income), net was $14.4 million in 2012, $(9.2) million in 2011 and $38.8 million in 2010. Other expense (income), net included amounts related to foreign currency transaction gains and losses, interest income, and other items. In 2012, Other expense (income), net included $10.1 million for certain investment impairments. In 2010, Other expense (income), net included a $36.8 million provision incurred for the early debt extinguishment and $8.8 million of impairment charges for certain cost-method investments. Foreign currency transaction losses (gains) for 2012, 2011, and 2010 were $9.2 million, $(2.8) million, and $0.2 million, respectively. Interest (income) for 2012, 2011 and 2010 was $(5.9) million, $(10.4) million, and $(9.9) million, respectively.

Income Tax (Benefit) Expense

The effective tax rate was a benefit of (121.7)% for the year ended December 31, 2012, compared to an expense of 103.0% and 9.0% in 2011 and 2010, respectively. The effective tax rates for all three years were impacted by certain items such as integration, quality and product related matters and continuous improvement related charges and interest expense generating benefits in higher tax rate jurisdictions. These effective tax rates in these periods differ from the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S. as well as lower statutory tax rates in substantially all non-U.S. jurisdictions in which Hospira operates.

In 2012 the Internal Revenue Service ("IRS") has commenced the audit of Hospira's 2010 and 2011 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Hospira estimates that up to $30 million of unrecognized tax benefits may be recognized within the next twelve months.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 will include a discrete tax benefit of $13.8 million related to 2012 in the first quarter of 2013, which will significantly impact the quarterly and annual effective tax rates for 2013.

2012 compared to 2011:

In December 2012, the IRS audit of Hospira's 2008 and 2009 U.S. federal tax returns was concluded and the years were effectively settled. The audit settlement resulted in $18.8 million of a discrete tax expense recognized in the fourth quarter. Excluding this audit settlement, the effective tax rate for 2012 is a benefit of (166.7)%. In 2011, the effective tax rate was significantly impacted by the mostly non-deductible EMEA and APAC reporting units' goodwill impairments. Also in 2011, the IRS audit of Hospira's 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The audit settlement resulted in a $19.7 million discrete income tax benefit. Excluding these goodwill impairment charges and the IRS audit settlement, the effective rate for 2011 was an expense of 14.1%.

2011 compared to 2010:

In 2010, a favorable mix of income in lower tax jurisdictions and substantial increase of expenditures in higher tax jurisdictions resulted in a lower effective tax rate compared to 2011.

Equity Income From Affiliates, Net

Equity income from affiliates was $35.1 million in 2012, $45.6 million in 2011, and $12.2 million in 2010. The increase in 2011, compared to 2010, and subsequent decrease in 2012 is primarily due to income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011 and subsequent price erosion associated with increased competition in 2012.

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

Of the total cash and cash equivalents at December 31, 2012, approximately $425 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances and borrowing capacity under its credit facility are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, we could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.
Hospira has incurred and expects to incur further charges and higher capital expenditures related to certain quality and product related matters, continuous improvement activities that will require cash outflows in the future. These matters are further discussed under sections captioned "Certain Quality and Product Related Matters," "Continuous Improvement Activities" and "Product Development - Device Product Development" in this Item 7. Hospira currently believes current capital resources will be sufficient to fund capital expenditures and costs associated with these activities.
Specific to acquisitions, the capital resources referred to above will be used to fund the pending transaction to acquire Orchid's penem and penicillin API business for $202.5 million in cash, expected to be completed in the first half of 2013. In addition to the advance payment of the purchase price to be settled at closing of $15.0 million, Hospira has and may continue to make advances to Orchid for certain API products, some of which may be settled upon the pending close of the transaction or settled upon receipt of the API products. The outstanding advances of $35.3 million as of December 31, 2012 are interest bearing, primarily unsecured and subject to credit risk.

In 2012 and 2011, Hospira advanced $10 million and $50 million, respectively, to Celltrion for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $40 million for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.
Summary of Sources and (Uses) of Cash

Years ended December 31 (dollars in millions)	2012	2011	2010
Operating activities	$478.0	$434.4	$314.9
Investing activities	(304.0)	(282.3)	(705.4)
Financing activities	(0.6)	(147.0)	35.1

Operating Activities

Net cash provided by operating activities increased in 2012, compared to 2011. The increase in operating cash flows was primarily due to lower investments in working capital including lower income tax payments, supplier advances, employee benefit-related payments and the timing of joint venture profit-share payments in 2012 compared to 2011. This increase in operating cash flows was partially offset by increased spending for certain quality and product related matters, investments in strengthening commercial, quality, manufacturing and compliance functions, and research and development initiatives. In addition, there were no distributions received from equity affiliates in 2012 compared to 2011. Cash flows provided by operating activities for 2011 were adversely impacted by higher inventory levels due to increased cycle times.

In 2011, Net cash provided by operating activities was $434.4 million, an improvement over 2010, due to lower investments in working capital. Although both 2011 and 2010 were adversely impacted by increased inventory levels, in 2011 lower payments of income taxes and employee related payments as well as distributions received from equity affiliates were partially offset by trade accounts payable disbursements and advances to suppliers. In addition, 2010 net cash provided by operating activities was adversely impacted by the timing of chargeback and rebate payments as well as a discretionary pension contribution of $92.0 million to the Hospira Annuity Retirement Plan.

Investing Activities

Net cash used in investing activities were higher in 2012 compared to 2011 primarily due to acquisition payments for the pending transaction to acquire Orchid's penem and penicillin API business. Net cash used in investing activities were lower in 2011 compared to 2010 primarily due to the absence of any acquisitions in 2011. This decrease was slightly offset by higher capital spending in 2011 and lower proceeds from dispositions in 2011, primarily due to the timing of the disposal of the Wasserburg, Germany facility in 2010.

Financing Activities

Net cash used in financing activities in 2012 was $0.6 million compared to $147.0 million in 2011. In 2011, Hospira repurchased $200.0 million of common stock compared to no repurchases in 2012. In addition, there were lower stock option exercise proceeds during 2012 compared to the same period in 2011 due to Hospira's lower common stock market values.

Net cash used in financing activities totaled $147.0 million in 2011, compared to $35.1 million net cash provided from financing activities in 2010 due primarily to higher repurchases of common stock, and lower proceeds from stock options exercised in 2011. Net cash provided by financing activities in 2010 consisted of proceeds received from stock options exercised including the related excess tax benefit of $174.6 million, partially offset by payments in 2010 of $100.0 million related to the repurchase of common stock and $36.8 million for the early extinguishment of 5.55% notes due in 2012.

Summary of Financial Position

Years ended December 31 (dollars in millions)	2012	2011
Cash and cash equivalents	$772.1	$597.5
Working capital	1,731.2	1,722.9
Short-term borrowings and long-term debt	1,735.7	1,748.5
Working Capital
The slight increase in available working capital as of December 31, 2012 compared to December 31, 2011 was primarily due to an increase in cash and cash equivalents and prepaids due to acquisition and supplier related advances, partially offset by increases in current liabilities, including higher trade accounts payable due to the timing of capital expenditures and higher operating expenses. Salaries, wages and commissions payable were higher due to employee benefit related liabilities. Other accrued liabilities were higher due to the timing of payments related to joint venture profit-share, royalties, rebates, remediation, and restructuring accruals. In 2012, income tax payable was higher due to the effective settlement of U.S. IRS tax audits.
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
In September 2010, Hospira issued $500.0 million principal amount of 5.60% notes due on September 15, 2040 in a registered public offering. The net proceeds of the notes, after deducting approximately $2.6 million of bond discounts and underwriting fees of $4.4 million, plus cash on-hand were used in October 2010 to extinguish $500.0 million principal amount of 5.55% notes originally due March 2012 and accrued interest. Hospira incurred $36.8 million in charges associated with the early extinguishment of the notes.
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
The corresponding gains described above of $9.0 million in 2011 and $15.4 million in 2010 related to the basis adjustment of the debt associated with the terminated swap contracts are deferred and are amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. There were no penalties associated with the termination of the interest rate swap agreements. The gains are being recognized against interest expense over the remaining term of the underlining notes, of which $6.7 million, $5.6 million, and $2.8 million was recognized in 2012, 2011 and 2010, respectively.
Other Borrowings. In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira may enter into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of 6.2% and 5.6% at December 31, 2012 and 2011, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2012 and 2011, Hospira had $8.0 million and $4.9 million of indebtedness secured by equipment and property, respectively. As of December 31, 2012 and 2011, Hospira had $26.4 million and $32.8 million, respectively, of other borrowings outstanding, of which $22.1 million and $29.8 million, respectively, were classified as short-term.

Revolving Credit Facility.    In 2011, Hospira entered into a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016. The Revolver replaced the $700.0 million revolving credit agreement that was scheduled to expire in October 2012. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.2%, 0.2% and 0.175%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. As of December 31, 2012, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.
Debt Covenants.    The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level, and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default, (including, in the case of the Revolver, a change of control default), which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. For the year ended and as of December 31, 2012, Hospira was in compliance with all applicable covenants.
Share Repurchase. In February 2006, Hospira's Board of Directors authorized the repurchase of up to $400.0 million of Hospira's common stock. In August and December 2010, Hospira entered into accelerated share repurchase ("ASR") contracts with a third party financial institution to repurchase $100.0 million in aggregate of Hospira's common stock, completing the 2006 board authorization. In the aggregate, Hospira repurchased 9.4 million shares for approximately $400 million.
In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into ASR contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock under which Hospira received 3.7 million shares. Hospira may periodically repurchase additional shares under this authorization the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. No common stock repurchases were made during the year ended December 31, 2012.
Contractual Obligations

The following table summarizes Hospira's estimated contractual obligations as of December 31, 2012:

	Payment Due by Period
(dollars in millions)	Total	2013	2014-2015	2016-2017	2018 and Thereafter
Debt and interest payments	$2,694.1	$122.0	$813.8	$649.3	$1,109.0
Lease obligations	142.0	42.1	55.6	30.0	14.3
Purchase commitments(1)	858.8	732.1	111.6	15.1	—
Other long-term liabilities reflected on the
consolidated balance sheet(2)	174.9	—	160.0	13.4	1.5
Total	$3,869.8	$896.2	$1,141.0	$707.8	$1,124.8
_______________________________________________________________________________

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above. For further details regarding the collaborative arrangements, see Note 4 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

(2)
Includes liability of $62.0 million relating to unrecognized tax benefits, penalties and interest; excludes $131.6 million of other long-term liabilities related primarily to pension and post-retirement benefit obligations.

Hospira's other commercial commitments as of December 31, 2012, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value-added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2012, Hospira had $29.7 million of these commitments, with a majority expiring from 2013 to 2015. No amounts have been drawn on these letters of credit or bonds.

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities and no activities that include non-exchange-traded contracts accounted for at fair value.

Critical Accounting Policies

 Critical accounting policies are those policies that require management to make the most difficult, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. Hospira believes its most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

Revenue Recognition

Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. Contract manufacturing involves filling customers' API into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, upon shipment to the customer. Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

Arrangements with Multiple Deliverables—In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. Hospira accounts for sales of drug delivery pumps ("pumps") and server-based suite of software applications ("software"), inclusive of certain software related services, under multi-element arrangements, depending on the functionality of the software associated with the pump, as one or two units of accounting.

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

For certain arrangements where the software is not essential to the functionality of the pump, Hospira has identified three primary deliverables. The first deliverable is the pump which is recognized as delivered, the second deliverable is the related sale of disposable products ("sets") which are recognized as the products are delivered and the third deliverable is the software and software related services. Revenue recognition for the third deliverable is further described below in the Software section. The allocation of revenue for the first and second deliverable is based on VSOE and for the third deliverable is based on Hospira's ESP.

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

Hospira's total chargeback accrual for all products was $182.2 million and $148.2 million at December 31, 2012 and 2011, respectively, and included in Trade receivables on the consolidated balance sheets. Settlement of chargebacks generally occurs between 25 and 37 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2012, would decrease net sales and (loss) income before income taxes by approximately $1.7 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2012, would decrease net sales and income before income taxes by approximately $1.5 million, compared to what sales would have been if the units sold were not subject to chargebacks.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded accruals for changes in trends and terms of rebate programs. At December 31, 2012 and 2011, accrued rebates of $143.4 million and $129.5 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

The following table is an analysis of chargebacks and rebates for years ended 2012 and 2011:

(dollars in millions)	Chargebacks	Rebates
Balance at January 1, 2011	$129.7	$137.0
Provisions	1,250.1	243.0
Payments and releases	(1,231.6)	(250.5)
Balance at December 31, 2011	148.2	129.5
Provisions	1,431.0	228.7
Payments and releases	(1,397.0)	(214.8)
Balance at December 31, 2012	$182.2	$143.4

Returns—Provisions for returns are provided for at the time the related sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales. Accrued returns were $28.8 million and $32.2 million as of December 31, 2012 and 2011, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory cost includes material and conversion costs. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognizes a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Inventory reserves were $126.8 million and $127.0 million at December 31, 2012 and 2011, respectively.

Stock-Based Compensation

Stock-based compensation transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility, expected life of the awards and forfeiture rates. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated, could have been materially impacted. Furthermore, if Hospira uses different assumptions for future stock-based compensation transactions, stock-based compensation expense could be materially impacted in future periods. See Note 23 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report for additional information regarding stock-based compensation.

Pension and Other Post-Retirement Benefits

Hospira provides pension and other post-retirement medical and dental benefits to certain of its active and retired employees based both in and outside of the U.S. Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets and the healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics and reviews public market data and general economic information. These assumptions involve inherent uncertainties based on market conditions generally outside of Hospira's control. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs.

The U.S. discount rate estimates were developed with the assistance of actuarially developed yield curves. For non-U.S. plans, benchmark yield data for high-quality fixed income investments for which the timing and amounts of payments match the timing and amounts of projected benefit payments is used to derive discount rate assumptions.

The expected return on assets for the pension plans represent the average rate of return to be earned on plan assets over the period the benefits are expected to be paid. The expected return on assets are developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts and economic and capital market conditions.

Sensitivity analysis for U.S. plans which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2012 Net Benefit Cost (Income)/Expense		As of December 31, 2012 Benefit Obligation Increase/(Decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.4)	$5.1	$(69.6)	$85.8
Expected long-term return on assets	(4.6)	4.6	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(4.8)	5.8
Expected health care cost trend rate (initial and ultimate)	0.6	(0.5)	5.4	(4.6)

Impairment of Long-Lived and Other Assets

Property and Equipment and Intangible Assets, Net—The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Goodwill—Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is evaluated for impairment at least annually, using either a qualitative assessment, if elected, or a quantitative test. Goodwill can be tested more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The qualitative assessment allows Hospira to first assess qualitative factors to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. Hospira's reporting units are currently the U.S., Canada, Latin America, EMEA and APAC. The quantitative goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second quantitative step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

Historically, Hospira's policy was to perform the annual impairment test for goodwill at September 30 of each year. Hospira completed its 2012 annual impairment test in the third quarter of 2012 in accordance with this policy electing to bypass the qualitative only assessment, with no identified impairment charges. During the fourth quarter of 2012, Hospira changed the date of its annual goodwill impairment test to October 31 to better align with the timing of its annual and long-term planning process, which is a significant element in the testing process. Accordingly, Hospira believes this change in accounting principle is preferable. The fourth quarter test also resulted in no impairment charges. The change did not delay, accelerate, nor avoid an impairment charge. This change in the goodwill impairment testing date was applied prospectively beginning on October 31, 2012 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.

During the third quarter of 2011, Hospira performed its annual goodwill impairment test and determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit.

During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units' estimated fair values were below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and APAC reporting units, respectively.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in performing the qualitative assessment, if elected, and in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including research and development, selling, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require the selection of appropriate peer group companies. In addition, Hospira analyzes differences between the sum of the fair value of the reporting units and Hospira's total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others, trade names, customer relationships, inventory, intangible assets (both recognized and unrecognized) and property, plant and equipment.

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

Product Recalls and Other Related Accruals

Hospira accrues for costs of product recalls, corrective or preventative actions, and other related costs based on management's best estimates when it is probable a liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective or preventive action and the amount of loss can be reasonably estimated. Product recall, life-cycle management programs, and corrective or preventive action costs, recognized in Cost of products sold, include materials, development costs to address identified issues, deployment costs such as labor, freight, and non-conforming product disposal, and customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, pharmaceutical product), location of product subject to recall, age of device and duration of activities, among other factors. Accruals for various product recalls, life-cycle management, corrective or preventive actions, and other related costs were $110.7 million and $73.1 million as of December 31, 2012 and December 31, 2011 respectively.

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

Income Taxes

Hospira's provision for income taxes is based on taxable (loss) income at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities. Hospira considers prescribed recognition thresholds and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings of certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and plant and equipment acquisition needs.

Recently Issued and Adoption of New Accounting Standards

The disclosures provided in Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report are incorporated herein by reference.

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Hospira cautions investors that any forward-looking statements or projections made by Hospira, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, legal, quality, regulatory, technological and other factors that may affect Hospira's operations are discussed in "Item 1A. Risk Factors," of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instrument and Risk Management

Hospira operates globally, and earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. Upon consideration of management objectives, costs and opportunities, Hospira uses derivative instruments, including foreign currency forward exchange contracts ("forward contracts") and interest rate swaps to manage these risks. Hospira enters into derivative instrument contracts with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. Hospira does not utilize derivative instruments for trading or speculative purposes.

Foreign Currency Sensitive Financial Instruments

Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts. Hospira's objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars, Indian Rupees and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, and, therefore, changes in the fair value are recognized in earnings in Other (income) expense, net, during the term of the forward contract. The fair value changes of these forward contracts are expected to offset the foreign exchange currency changes of the underlying exposure that also are recognized in earnings. As of December 31, 2012, Hospira had forward contracts of $744.6 million notional value with a net notional value of $147.5 million primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within one to three months. Net forward contract (income) expense for the years ended December 31, 2012, 2011 and 2010 was $(4.2) million, $14.8 million and $(15.3) million, respectively. The carrying value and fair value of forward contracts was a net liability of $0.3 million and net receivable of $4.1 million as of December 31, 2012 and 2011, respectively.

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at December 31, 2012 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $0.3 million would increase to $24.6 million.

The sensitivity analyses recalculates the fair value of the foreign currency forward exchange contracts outstanding at December 31, 2012 by replacing the actual exchange rates at December 31, 2012 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

Hospira's investment portfolio of $843.9 million at December 31, 2012, consists of cash and cash equivalents, equity investments in affiliated companies and marketable and cost-method investments. Marketable investments consist of marketable securities classified as available-for-sale. The carrying value of the investment portfolio approximates fair market value at December 31, 2012, and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $8.4 million.

Refer to the section captioned "Liquidity and Capital Resources" above, as well as Notes 5, 6, 7 and 17 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report for further information.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on their assessment of the Company's internal control over financial reporting as of December 31, 2012, which is included herein.

/s/ F. MICHAEL BALL Chief Executive Officer February 13, 2013	/s/ THOMAS E. WERNER Senior Vice President, Finance, and Chief Financial Officer February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois
We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois
We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 13, 2013

Hospira, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(dollars and shares in millions, except for per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$4,092.1	$4,057.1	$3,917.2

Cost of products sold	2,978.7	2,659.5	2,402.8
Restructuring, impairment and (gain) on disposition of assets, net	63.3	44.5	19.7
Goodwill impairment	—	400.2	—
Research and development	303.6	258.8	300.5
Selling, general and administrative	687.7	637.3	675.0
Total operating costs and expenses	4,033.3	4,000.3	3,398.0
Income From Operations	58.8	56.8	519.2

Interest expense	86.3	93.1	101.1
Other expense (income), net	14.4	(9.2)	38.8
(Loss) Income Before Income Taxes	(41.9)	(27.1)	379.3
Income tax (benefit) expense	(51.0)	27.9	34.3
Equity income from affiliates, net	(35.1)	(45.6)	(12.2)
Net Income (Loss)	$44.2	$(9.4)	$357.2

Earnings (Loss) Per Common Share:
Basic	$0.27	$(0.06)	$2.15
Diluted	$0.27	$(0.06)	$2.11
Weighted Average Common Shares Outstanding:
Basic	165.0	165.5	166.0
Diluted	166.0	165.5	169.5

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes of $0.0, for all years.	$0.2	$(88.0)	$64.5
Pension liability gains (losses), net of taxes of $(10.4), $22.4 and $2.2, respectively.	15.3	(38.9)	(3.4)
Reclassification of other-than-temporary impairment charge included in net income (loss), net of taxes of $0.0.	1.7	—	—
Unrealized (losses) gains on marketable equity securities, net of taxes of $0.0, for all years.	(2.2)	(14.1)	8.6
Reclassification of gains on terminated cash flow hedges, net of taxes of $0.0, $(0.2) and $(0.3) respectively, included in net income (loss).	0.1	0.4	0.4
Other comprehensive income (loss)	15.1	(140.6)	70.1
Net Income (Loss)	44.2	(9.4)	357.2
Comprehensive Income (Loss)	$59.3	$(150.0)	$427.3

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flow From Operating Activities:
Net income (loss)	$44.2	$(9.4)	$357.2
Adjustments to reconcile net income (loss) to net cash from operating activities-
Depreciation	164.0	164.6	164.3
Amortization of intangible assets	83.6	91.5	81.6
Loss on early debt extinguishment	—	—	36.8
Stock-based compensation expense	40.0	41.2	47.5
Undistributed equity income from affiliates	(35.1)	(45.6)	(12.2)
Distributions received from equity affiliates	—	40.0	—
Deferred income taxes and other tax adjustments	(90.3)	(47.1)	(14.0)
Impairment and other asset charges	72.8	441.1	25.1
Gains on disposition of assets	(5.9)	(1.7)	(11.4)
Changes in assets and liabilities-
Trade receivables	(4.1)	(43.6)	(94.5)
Inventories	27.5	(61.3)	(201.8)
Prepaid expenses and other assets	(37.4)	(80.5)	(18.5)
Trade accounts payable	26.5	(80.4)	84.6
Other liabilities	183.8	16.4	(76.0)
Other, net	8.4	9.2	(53.8)
Net Cash Provided by Operating Activities	478.0	434.4	314.9

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $29.3, $33.5 and $25.0 in 2012, 2011 and 2010, respectively)	(290.1)	(290.5)	(208.5)
Acquisitions, net of cash acquired, and payments for contingent consideration	—	—	(540.8)
Other payments to acquire business	(15.0)	—	—
Purchases of intangibles and other investments	(11.6)	(6.9)	(18.7)
Proceeds from disposition of businesses and assets	12.7	15.1	62.6
Net Cash Used in Investing Activities	(304.0)	(282.3)	(705.4)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	—	492.5
Repayment of long-term debt	—	—	(500.3)
Payment on early debt extinguishment	—	—	(36.8)
Other borrowings, net	(10.7)	(2.2)	5.1
Common stock repurchased	—	(200.0)	(100.0)
Excess tax benefit from stock-based compensation arrangements	2.2	7.5	21.3
Proceeds from stock options exercised	7.9	47.7	153.3
Net Cash (Used in) Provided by Financing Activities	(0.6)	(147.0)	35.1

Effect of exchange rate changes on cash and cash equivalents	1.2	(11.9)	13.7
Net change in cash and cash equivalents	174.6	(6.8)	(341.7)
Cash and cash equivalents at beginning of year	597.5	604.3	946.0
Cash and cash equivalents at end of year	$772.1	$597.5	$604.3

Supplemental Cash Flow Information:
Cash paid during the year-
Interest	$102.2	$102.2	$101.8
Income taxes, net of refunds	$10.7	$42.7	$78.8

 The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in millions)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$772.1	$597.5
Trade receivables, less allowances of $12.7 in 2012 and $15.7 in 2011	646.9	639.9
Inventories, net	997.8	1,027.0
Deferred income taxes	214.4	174.4
Prepaid expenses	53.9	45.9
Other receivables	75.3	86.0
Total Current Assets	2,760.4	2,570.7
Property and equipment, net	1,445.1	1,355.0
Intangible assets, net	266.8	355.8
Goodwill	1,079.1	1,082.9
Deferred income taxes	296.8	232.2
Investments	71.8	48.7
Other assets	168.6	133.8
Total Assets	$6,088.6	$5,779.1
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$28.9	$36.6
Trade accounts payable	276.0	241.3
Salaries, wages and commissions	144.0	113.0
Other accrued liabilities	580.3	456.9
Total Current Liabilities	1,029.2	847.8
Long-term debt	1,706.8	1,711.9
Deferred income taxes	4.4	5.7
Post-retirement obligations and other long-term liabilities	306.5	275.7
Commitments and Contingencies
Shareholders' Equity:
Common stock	1.8	1.8
Preferred stock	—	—
Treasury stock, at cost	(599.8)	(599.8)
Additional paid-in capital	1,790.8	1,746.4
Retained earnings	1,932.1	1,887.9
Accumulated other comprehensive loss	(83.2)	(98.3)
Total Shareholders' Equity	3,041.7	2,938.0
Total Liabilities and Shareholders' Equity	$6,088.6	$5,779.1

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars and shares in millions)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock, at cost
	Shares	Amount					Total
Balances at January 1, 2010	163.5	$1.7	$(299.8)	$1,409.5	$1,540.1	$(27.8)	$2,623.7
Net income	—	—	—	—	357.2	—	357.2
Other comprehensive income	—	—	—	—	—	70.1	70.1
Common stock repurchased	(1.6)	—	(100.0)	—	—	—	(100.0)
Changes in shareholders' equity related to incentive stock programs	4.8	0.1	—	232.4	—	—	232.5
Balances at December 31, 2010	166.7	1.8	(399.8)	1,641.9	1,897.3	42.3	3,183.5
Net loss	—	—	—	—	(9.4)	—	(9.4)
Other comprehensive loss	—	—	—	—	—	(140.6)	(140.6)
Common stock repurchased	(3.9)	—	(200.0)	—	—	—	(200.0)
Changes in shareholders' equity related to incentive stock programs	1.9	—	—	104.5	—	—	104.5
Balances at December 31, 2011	164.7	1.8	(599.8)	1,746.4	1,887.9	(98.3)	2,938.0
Net income	—	—	—	—	44.2	—	44.2
Other comprehensive income	—	—	—	—	—	15.1	15.1
Changes in shareholders' equity related to incentive stock programs	0.6	—	—	44.4	—	—	44.4
Balances at December 31, 2012	165.3	$1.8	$(599.8)	$1,790.8	$1,932.1	$(83.2)	$3,041.7

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Description of Business
Hospira, Inc. ("Hospira") is a provider of injectable drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Through a broad, integrated portfolio, Hospira is uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, as well as integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.
Basis of Presentation

The consolidated financial statements, prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), include the accounts of Hospira and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The financial statements include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks, rebates, and returns, inventories, stock-based compensation, impairment of long-lived assets, income taxes, pension and other post-retirement benefit liabilities and loss contingencies.

Revenue Recognition

Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. Contract manufacturing involves filling customers' active pharmaceutical ingredients ("API") into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, primarily upon shipment to the customer. Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

Arrangements with Multiple Deliverables—In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. Hospira accounts for sales of drug delivery pumps ("pumps") and server-based suite of software applications ("software"), inclusive of certain software related services, under multi-element arrangements, depending on the functionality of the software associated with the pump, as one or two units of accounting.

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

For certain arrangements where the software is not essential to the functionality of the pump, Hospira has identified three primary deliverables. The first deliverable is the pump which is recognized as delivered, the second deliverable is the related sale of disposable products ("sets") which are recognized as the products are delivered and the third deliverable is the software and software related services. Revenue recognition for the third deliverable is further described below in the Software section of this Note 1. The allocation of revenue for the first and second deliverable is based on VSOE and for the third deliverable is based on Hospira's ESP.

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

Hospira's total chargeback accrual for all products was $182.2 million and $148.2 million at December 31, 2012 and 2011, respectively, and included in Trade receivables in the consolidated balance sheets. Settlement of chargebacks generally occurs between 25 and 37 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2012, would decrease net sales and income before income taxes by approximately $1.7 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2012, would decrease net sales and income before income taxes by approximately $1.5 million, compared to what sales would have been if the units sold were not subject to chargebacks.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded accruals for changes in trends and terms of rebate programs. At December 31, 2012 and 2011, accrued rebates of $143.4 million and $129.5 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Returns—Provisions for returns are provided for at the time the related net sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to net sales. Accrued returns were $28.8 million and $32.2 million as of December 31, 2012 and 2011, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.
Warranties
Hospira offers warranties on certain medication management products and generally determines the warranty liability by applying historical claims rate experience and the cost to replace or repair products under warranty. Product warranty accruals were not material at December 31, 2012 and 2011.

Product Recalls and Other Related Accruals

Hospira accrues for costs of product recalls, corrective or preventative actions, and other related costs based on management's best estimates when it is probable a liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective or preventive action and the amount of loss can be reasonably estimated. Product recall, life-cycle management programs, and corrective or preventive action costs, recognized in Cost of products sold, include materials, development costs to address identified issues, deployment costs such as labor, freight, and non-conforming product disposal, and customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, pharmaceutical product), location of product subject to recall, age of device and duration of activities, among other factors. Accruals for various product recalls, life-cycle management, corrective or preventive actions, and other related costs were $110.7 million and $73.1 million as of December 31, 2012 and December 31, 2011 respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Concentration of Risk

Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Hospira holds cash and cash equivalents and marketable securities with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution.

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government supported customers or distributors, including those in Italy, Spain, Portugal and Greece, among other European countries, where deteriorating credit and economic conditions continue to present significant challenges. While the European economic downturn has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition, Hospira monitors economic conditions and other fiscal developments in these countries. As of December 31, 2012, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $101.2 million (gross) and $97.1 million (net of allowances). Of these net trade receivables, $48.9 million and $37.5 million related to customers in Italy and Spain, respectively. As of December 31, 2012, 95.0% of the Italy and 92.4% of the Spain net receivables were from public hospitals primarily funded by the government.

In 2012, 2011 and 2010, no end use customer accounted for more than 10% of net sales. For 2012 and 2011, the combined largest four wholesalers and distributors accounted for approximately 44% and 45%, respectively, of net trade receivables. Net sales through the same four wholesalers and distributors noted above accounted for approximately 41%, 41% and 40% of net sales in 2012, 2011 and 2010, respectively. Net sales related to group purchasing organizations contracts amounted to $1.8 billion in 2012, $1.9 billion in 2011 and $1.7 billion in 2010.

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

In general, the consolidated statements of income (loss) presentation for these collaborations are as follows:

Nature / Type of Collaboration	Consolidated Statement of Income (Loss) Presentation
Third party sale of product	Net sales
Royalties / milestones paid to collaborative partner (post-regulatory approval)(1)	Cost of products sold
Upfront payments and milestones paid to collaborative partner (pre-regulatory approval)	Research and development
Refundable upfront payments paid to collaborative partner (pre-regulatory approval)(2)	Research and development or Cost of products sold
Research and development payments to collaborative partner	Research and development
_______________________________________________________________________________

(1)	Milestone payments are capitalized as intangible assets and amortized to Cost of products sold over the estimated useful life.

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

Each arrangement tends to be unique in nature. Hospira's most significant collaborative arrangements are discussed in Note 4.

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

Income Taxes

Hospira's provision for income taxes is based on taxable (loss) income at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, Hospira reviews the anticipated mix of income derived from the various taxing jurisdictions and its associated liabilities. Hospira considers prescribed recognition thresholds and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings of certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and plant and equipment acquisition needs.

Cash and Cash Equivalents

Hospira considers cash in banks and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory cost includes material and conversion costs. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognizes a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. See Note 8 for more details.

Unapproved Products

Hospira capitalizes costs associated with certain products prior to regulatory approval and launch. Hospira capitalizes product costs, material and conversion costs, in preparation for product launches prior to regulatory approval when the products are considered to have a high probability of regulatory approval, but no earlier than a formal drug approval submission with the applicable regulatory authority. Hospira monitors the status of unapproved products on a regular basis and, in making the determination to capitalize the costs, considers the normal regulatory approval process, specific regulatory risks or other contingencies, such as legal risks or hurdles, or if there are any specific issues identified during the process relating to the safety, efficacy, manufacturing, marketing or labeling of the product. To meet the initial product launch requirements, Hospira capitalizes product costs based on anticipated future sales and product expiry dates, which support the net realizable value. If there is a delay in commercialization or regulatory approval is no longer considered highly probable, the capitalized product costs are evaluated and Hospira recognizes a charge to Cost of products sold for the amount required to reduce the carrying value to estimated net realizable value. Unapproved products were $9.1 million and $12.4 million as of December 31, 2012 and 2011, respectively, and are included in Prepaid expenses in the consolidated balance sheets. Unapproved product reserves were $6.7 million and $3.9 million as of December 31, 2012 and 2011, respectively.

Capitalized Interest

Hospira capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. Hospira capitalized interest of $18.8 million, $12.4 million and $8.4 million in 2012, 2011 and 2010, respectively.

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2012 and 2011, capitalized software costs, net of depreciation, totaled $98.6 million and $84.8 million, respectively. Such capitalized amounts will be depreciated ratably over the expected useful lives of the projects when they become operational, not to exceed 10 years. Depreciation was $19.3 million, $11.1 million and $14.5 million for the years ended 2012, 2011 and 2010, respectively, and is included in Depreciation in the consolidated statements of cash flows.

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

Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Goodwill is not amortized. Acquired IPR&D is accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of 1 to 16 years.

Impairment of Long-Lived Assets and Other Assets

Property and Equipment and Intangible Assets, Net—The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if an event occurs or circumstances change that would reduce the fair value below its carrying value. If an impairment is identified, a loss is recorded equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Goodwill—Goodwill is evaluated for impairment at least annually, using either a qualitative assessment, if elected, or a quantitative test. Goodwill can be tested more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Hospira's reporting units currently are as follows: (i) U.S.; (ii) Canada; (iii) Latin America (collectively the "Americas" segment); (iv) Europe, Middle East and Africa ("EMEA"); and (v) Asia Pacific ("APAC"). The qualitative assessment allows Hospira to first assess qualitative factors to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. Hospira elected to bypass the qualitative assessment and performed the quantitative impairment tests for 2012. The quantitative goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second quantitative step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

Historically, Hospira's policy was to perform the annual impairment test for goodwill at September 30 of each year. Hospira completed its 2012 annual impairment test in the third quarter of 2012 in accordance with this policy, electing to bypass the qualitative only assessment. During the fourth quarter of 2012, Hospira changed the date of its annual goodwill impairment test to October 31 to better align with the timing of its annual and long-term planning process, which is a significant element in the testing process. Accordingly, Hospira believes this change in accounting principle is preferable. The change did not delay, accelerate, or avoid an impairment charge. This change in the annual goodwill impairment testing date was applied prospectively beginning on October 31, 2012 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in performing the qualitative assessment, if elected, and in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including research and development, selling, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require selection of appropriate peer group companies. In addition, Hospira analyzes differences between the sum of the fair value of the reporting units and Hospira's total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others trade names, customer relationships, inventory, intangible assets (both recognized and unrecognized), and property, plant and equipment.

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

Supplier Advances

Hospira periodically makes supplier advances to achieve timely procurement of products or product components. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk. The current and long-term portions of supplier advances are included in Prepaid expenses and Other assets, in the consolidated balance sheets, respectively. Total supplier advances were $92.9 million and $63.6 million as of December 31, 2012 and December 31, 2011, respectively.

In 2012 and 2011, Hospira advanced $10.0 million and $50.0 million, respectively to a supplier for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $40.0 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates.

In 2012, Hospira has and may continue to make advances to a supplier for certain API products, some of which may be settled upon the close of the pending acquisition transaction described in Note 2 or settled upon receipt of API products. The outstanding advances to this supplier were $35.3 million as of December 31, 2012.

Pension and Post-Retirement Benefits

Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets and the healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics and reviews public market data and general economic information. These assumptions involve inherent uncertainties based on market conditions generally outside of Hospira's control.

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

Stock-Based Compensation

Stock-based compensation transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility, expected life of the awards, and forfeiture rates. These assumptions involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated could have been materially impacted. Furthermore, if Hospira uses different assumptions for future stock-based compensation transactions, stock-based compensation expense could be materially impacted in future periods.

Translation Adjustments

For foreign operations in highly inflationary economies, if any, translation gains and losses are included in Other expense (income), net. For remaining foreign operations, translation adjustments are included as a component of Accumulated other comprehensive income (loss).

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11, “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 require disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments affect financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Retrospective application is required for all comparative periods presented. Hospira is currently evaluating the impact of ASU 2011-11 on its consolidated financial statements and related disclosures.

Adoption of New Accounting Standards

In July 2012, the FASB issued ASU 2012-02, "Intangibles — Goodwill and Other" ("ASU 2012-02"). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative indefinite-lived intangible asset impairment test. Under this amendment an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for reporting periods beginning after September 15, 2012 with early adoption permitted. Hospira adopted ASU 2012-02 in the third quarter of 2012. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advance payment of the purchase price to be settled at closing. The pending acquisition includes an FDA-approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending closing. During 2012, Hospira incurred $1.0 million of acquisition and integration related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2013.
The Agreement contains customary covenants by Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. Hospira expects to close the transaction during the first half of 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

Javelin Pharma

In July 2010, Hospira completed the acquisition of Javelin Pharmaceuticals, Inc. ("Javelin Pharma") for a purchase price of $161.9 million, which included Javelin Pharma's main product candidate, Dyloject™, a post-operative pain management drug currently awaiting FDA approval. Acquisition and integration related charges of $7.9 million were recognized during 2010, the majority of which are in Selling, general and administrative ("SG&A"). The impact of this acquisition was not material to Hospira's results of operations in 2010, exclusive of the acquisition and integration related charges.

During 2011, Hospira adjusted the preliminary fair values of the assets acquired and liabilities assumed based on additional information which existed at the acquisition date. The opening balance sheet has been adjusted to reflect these changes, inclusive of previous adjustments since the acquisition date. The aggregate adjustments included an increase to goodwill of $72.8 million, an increase to deferred income taxes, net of $43.7 million, a decrease to IPR&D of $114.2 million and a decrease to intangible assets of $2.3 million.

The following table summarizes the final fair values of the assets acquired and liabilities assumed:

(dollars in millions)
Intangible assets	$4.5
IPR&D	7.3
Goodwill	97.8
Deferred income taxes, net	57.1
Other liabilities, net	(4.8)
Net assets acquired	$161.9

The majority of the net assets acquired were assigned to the U.S., Canada, and Latin America reporting units. Goodwill recorded as part of the acquisition includes the expected synergies and other benefits that Hospira believes will result from the combined operations. Goodwill was not deductible for tax purposes.

Orchid (Generic Injectable Pharmaceutical Business)

In March 2010, Hospira completed its acquisition of the generic injectable pharmaceutical business of Orchid for $381.0 million which was purchased by Hospira India. The acquisition included a beta-lactam antibiotic formulations manufacturing complex and pharmaceutical research and development facility, as well as a generic injectable dosage-form product portfolio and pipeline. Acquisition and integration related charges of $12.3 million were recognized during 2010, the majority of which are in SG&A. The impact of this acquisition was not material to Hospira's results of operations in 2010, exclusive of the acquisition and integration related charges.

The following table summarizes the fair values of the assets acquired and liabilities assumed:

(dollars in millions)
Current assets, net	$13.3
Property and equipment	88.0
Intangible assets	88.1
IPR&D	13.3
Goodwill	171.1
Deferred income taxes, net	7.2
Net assets acquired	$381.0

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

 The following tables summarize the Project Fuel restructuring costs reported in Restructuring, impairment and (gain) on disposition of assets, net and inventory charges reported in Cost of products sold for the years ended December 31:

	Restructuring costs
(dollars in millions)	Aggregate through completion	2012	2011	2010
Americas	$29.1	$—	$1.7	$4.7
EMEA	7.8	—	1.1	4.9
APAC	5.1	—	0.6	1.7
Total	$42.0	$—	$3.4	$11.3

	Inventory charges
(dollars in millions)	Aggregate through completion	2012	2011	2010
Americas	$19.3	$—	$5.0	$(4.4)
EMEA	6.4	—	0.4	1.4
APAC	4.3	—	(0.3)	4.6
Total	$30.0	$—	$5.1	$1.6

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

Facilities Optimization

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $18.6 million, which is reported in Restructuring, impairment, and (gain) on disposition of assets, net on the consolidated statements of income (loss) for the year ended December 31, 2012. Hospira may incur lease contract termination charges upon final exit from the operations of up to approximately $5 million in 2013.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the years ended December 31, 2011 and 2010, Hospira incurred, in the Americas segment, restructuring costs of $0.3 million and $7.1 million, respectively. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Other Restructuring

In 2012, Hospira initiated plans to exit various non-strategic product lines. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $24.1 million and contract termination charges of $1.6 million, which are reported in Restructuring, impairment and (gain) on disposition of assets, net. In addition, Hospira incurred other asset (inventory) charges of $5.4 million, which is reported in Cost of products sold. Additionally, in 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition which was reported in Restructuring, impairment and (gain) on disposition of assets, net.

In addition to the programs discussed above, from time to time Hospira incurs costs to implement restructuring actions for specific operations. In 2012, Hospira incurred costs of $6.9 million, primarily in the APAC segment, to optimize the commercial organizational structure and exit device products in certain markets. The costs include primarily severance charges of $3.8 million and contract termination charges of $3.1 million. In 2011, Hospira incurred costs of $7.8 million to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations. For both actions, the charges are reported in Restructuring, impairment and (gain) on disposition of assets, net.

Restructuring Actions and Asset Impairment Activity

The following summarizes the aggregate restructuring and asset impairment activity for the years ended December 31:

(dollars in millions)	Employee-Related Benefit Costs	Accelerated Depreciation	Impairment Charges	Other	Total
Balance at January 1, 2010	$23.0	$—	$—	$4.4	$27.4
Costs incurred	8.2	8.0	—	2.2	18.4
Payments	(21.7)	—	—	(2.5)	(24.2)
Non cash items	(1.7)	(8.0)	—	(0.7)	(10.4)
Balance at December 31, 2010	7.8	—	—	3.4	11.2
Costs incurred	3.3	—	—	8.2	11.5
Payments	(9.7)	—	—	(11.2)	(20.9)
Non cash items	(1.1)	—	—	(0.4)	(1.5)
Balance at December 31, 2011	0.3	—	—	—	0.3
Costs incurred	3.8	—	42.7	4.7	51.2
Payments	(0.6)	—	—	(1.1)	(1.7)
Non cash items	—	—	(42.7)	—	(42.7)
Balance at December 31, 2012	$3.5	$—	$—	$3.6	$7.1

Note 4 — Collaborative Arrangements

Hospira has numerous collaborative arrangements, none of which are in the aggregate or individually significant or exceed 5.0% of annual Research and development costs, except for the following.

During 2010, Hospira and Kiadis Pharma B.V. ("Kiadis") entered into a collaborative agreement to develop, license, and commercialize Kiadis' ATIRTM drug candidate. In 2010, Hospira recorded a charge of $21.3 million in Research and development related to an initial payment and development milestone. Research and development costs recognized during 2011 were $3.0 million. No milestone payments were made during 2012 and 2011. In January 2012, Hospira and Kiadis entered into an agreement that terminates Hospira's obligations with respect to ATIRTM going forward. The termination agreement contains provisions which allow Hospira to collect royalty payments should ATIRTM be commercialized in the future.

During 2010, Hospira and DURECT Corporation entered into a collaborative agreement to develop, license, and market DURECT's POSIDURTM which was under Phase III development at the time Hospira entered into the agreement. In 2010, Hospira recorded a charge of $27.5 million in Research and development related to an initial payment and development milestone. During 2012, 2011 and 2010, Hospira recognized charges of $1.9 million, $8.3 million and $3.4 million in Research and development, respectively. In January 2012, DURECT announced the top-line results from a Phase III clinical study, which did not reach statistical significance. Subsequently in 2012, Hospira and DURECT entered into an agreement that terminates Hospira's rights and obligations with respect to POSIDURTM going forward.

During 2009, Hospira and Ivax International GmbH ("Ivax") (formerly ChemGenex Pharmaceuticals Limited)
entered into a collaborative agreement to develop, license, and commercialize Ivax's oncology product candidate in EMEA. In 2009, Hospira recorded a charge of $16.0 million in Research and development related to an initial payment and development milestone charge. Costs recognized by Hospira during 2012, 2011 and 2010 were not material. In 2012, Hospira and Ivax entered into an agreement that terminates Hospira's rights and obligations with respect to Ivax's oncology product candidate going forward.

During 2006, Hospira and Bioceuticals Arzneimittel AG ("Bioceuticals") entered into a collaborative agreement to license and market RetacritTM, a biosimilar version of erythropoietin, to be sold in certain countries in EMEA, the U.S. and Canada. In EMEA, Hospira is responsible for global sales and marketing, while Bioceuticals is responsible for development, regulatory approval, and manufacturing. For the U.S. and Canada, Hospira is responsible for development, regulatory approval, manufacturing, sales and marketing. In 2006, Hospira recorded a charge of $20.6 million, primarily related to an initial payment for EMEA development milestones. In 2007 and 2010, Hospira recognized product right intangible assets of $16.8 million and $1.4 million, respectively, upon reaching EMEA regulatory approval milestones. Hospira could be required to make future payments to Bioceuticals of up to $18.7 million upon reaching certain regulatory approval milestones in the U.S. and Canada. In addition, Hospira makes royalty payments in EMEA based upon commercial sales and will make royalty payments based on U.S. and Canada commercial sales upon regulatory approval. During the years ended 2012, 2011 and 2010,

Hospira recognized $3.4 million, $3.7 million and $4.5 million, respectively, for royalty expense and intangible asset amortization in Cost of products sold.

In January 2013, Hospira entered into a distribution and collaboration agreement with Q Core Medical, Ltd. ("Q Core") under which Hospira will market and distribute the Q Core SapphireTM, a multi-therapy infusion system. The agreement also enables Hospira to collaborate with Q Core for distribution of the other products within Q Core's development pipeline.

Note 5 — Investments

 Investments as of December 31, consist of the following:

(dollars in millions)	2012	2011
Investments, at cost	$3.1	$11.4
Investments, at fair value(1)	5.9	7.8
Investments, equity-method(2)	62.8	29.5
	$71.8	$48.7
_______________________________________________________________________________

(1)
As of December 31, 2012 and 2011, Investments, at fair value (available-for-sale marketable equity securities) includes $0.4 million and $0.9 million, respectively, of unrealized gains, which are included in Accumulated other comprehensive (loss) income.

(2)
The majority of Hospira's equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, Gujarat State, India. ZHOPL began commercial manufacturing of injectable cytotoxic drugs in the first half of 2009 and manufactures docetaxel which Hospira launched in the U.S. and Australia in 2011. During the year ended December 31, 2011, distributions received from ZHOPL were $40.0 million. No distributions were received from ZHOPL during the years ended December 31, 2012 and 2010.

Combined financial information of unconsolidated equity method investments is as follows:

	December 31,
(dollars in millions)	2012	2011
Current assets	$119.1	$48.7
Noncurrent assets	17.4	16.6
Current liabilities	11.4	14.7
Noncurrent liabilities	0.1	—

	Years Ended December 31,
(dollars in millions)	2012	2011	2010
Revenue(1)	$140.5	$160.7	$56.7
Operating expenses	48.4	43.3	38.8
Operating income	92.1	117.4	17.9
Net Income	77.0	99.1	17.3
_______________________________________________________________________________

(1)	Revenue includes profit share earned by ZHOPL primarily related to docetaxel, which was launched by Hospira in 2011 in the U.S. and Australia.

In 2012, 2011 and 2010, Hospira recognized non-cash, impairment charges of $8.4 million, $1.5 million and $8.8 million, respectively, in Other expense (income), net to impair cost-method investments. The 2012 impairment was primarily due to an investment's capital call that indicated a decline in market value. The 2011 and 2010 impairments were primarily due to a decline in market value of certain investments based on management's assessment of future cash flows or earnings from the investments.

In 2012, Hospira assessed the decline in the market value of marketable equity securities to be other-than-temporary, primarily due to the duration and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized a non-cash, impairment charge of $1.7 million in Other (income) expense, net. The changes in market value are reported, net-of-tax, in accumulated other comprehensive (loss) income until the investment is sold or considered other-than-temporarily impaired in periods subsequent to the 2012 impairment.

Note 6 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets as of December 31:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$0.6	$—	$0.6	$—
Available-for-sale marketable equity securities	5.9	5.9	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.9	—	0.9	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2011	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$5.4	$—	$5.4	$—
Available-for-sale marketable equity securities	7.8	7.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.3	—	1.3	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	December 31, 2012		December 31, 2011
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,865.7	$1,700.0	$1,767.3

Note 7 — Financial Instruments and Derivatives

Foreign Exchange Hedges

Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars,

Indian Rupees and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, therefore, changes in the fair value are recognized in earnings in Other expense (income), net, during the term of the forward contract. The fair value changes of these forward contracts offset the foreign exchange currency changes of the underlying exposure that are also recognized in earnings. As of December 31, 2012, Hospira has forward contracts with $744.6 million notional value and $147.5 million net notional value primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within one to three months.

Interest Rate Hedges

Hospira's operations are exposed to the impact of interest rate risk. Hospira's objective is to manage interest rate changes on cash flows and reduce volatility on earnings. Hospira utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates.

Hospira may use interest rate swap contracts on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. For further details, see Note 18.

For these fair value hedges, changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate debt due to changes in market interest rates. Interest rate swap contract gains and losses are included in Interest expense. During 2011, Hospira terminated all of its interest rate swap contracts. There was no ineffectiveness during the calendar year ended December 31, 2011.

The following table summarizes Hospira’s fair value of outstanding derivatives as of December 31:

	Consolidated Balance Sheet Presentation
(dollars in millions)		2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$0.6	$5.4
	Other accrued liabilities	0.9	1.3

The impact on earnings for the years ended December 31, from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives
(dollars in millions)		2012	2011	2010
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income), net	$(4.2)	$14.8	$(15.3)
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	—	(3.4)	(4.1)

Note 8 — Inventories, net

Inventories, net as of December 31, consist of the following:

(dollars in millions)	2012	2011
Finished products	$445.6	$478.2
Work in process	262.2	259.4
Materials	290.0	289.4
Total	$997.8	$1,027.0

Inventory reserves were $126.8 million and $127.0 million at December 31, 2012 and 2011, respectively.

Note 9 — Other Receivables
Other receivables as of December 31, consist of the following:

(dollars in millions)	2012	2011
Income tax	$11.0	$29.1
All other	64.3	56.9
Total	$75.3	$86.0

Note 10 — Property and Equipment, net

Property and equipment, net as of December 31, consists of the following:

Classification (dollars in millions)	2012	2011	Estimated Useful Life
Land	$52.7	$52.8	N/A
Buildings	547.4	538.2	10 to 50 years (weighted average 29 years)
Equipment	1,829.8	1,767.4	3 to 20 years (weighted average 8 years)
Construction in progress	394.9	257.1	N/A
Instruments placed with customers	242.7	226.5	3 to 7 years (weighted average 5 years)
Property and equipment, at cost	3,067.5	2,842.0
Less: accumulated depreciation	(1,622.4)	(1,487.0)
Property and equipment, net	$1,445.1	$1,355.0

Note 11 — Goodwill and Intangible Assets, net

The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at January 1, 2011	$1,500.8	$480.3
Acquisitions	—	4.6
Amortization	—	(91.5)
Impairments	(400.2)	(25.9)
Currency translation effect and other	(17.7)	(11.7)
Balance at December 31, 2011	1,082.9	355.8
Acquisitions	—	9.3
Amortization	—	(83.6)
Impairments	—	(14.0)
Currency translation effect and other	(3.8)	(0.7)
Balance at December 31, 2012	$1,079.1	$266.8

Accumulated impairment losses for goodwill were $400.2 million as of December 31, 2012 and December 31, 2011. Accumulated impairment losses on goodwill were $229.1 million for the EMEA reporting unit and $171.1 million for the APAC reporting unit as of December 31, 2012 and 2011, respectively.

2012 Activity—Hospira completed its annual impairment test in the third quarter with no identified impairment charges. During the fourth quarter of 2012, Hospira changed the date of its annual goodwill impairment test to October 31, and performed an additional impairment test which also resulted in no identified impairment charges.

Intangible asset impairment charges of $14.0 million, primarily in the EMEA segment, included a charge of $8.1 million for a customer relationship intangible asset due to anticipated delayed launch dates for certain products, $3.2 million for a pain management product right due to reduced projected royalties, and $2.7 million for an anti-infective product right due to increased competition and related pricing impact. These charges were based on internal discounted cash flow analysis and are included in Restructuring, impairment and (gain) on disposition of assets, net.

2011 Activity—During the third quarter 2011, Hospira performed its annual goodwill impairment test and determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Hospira considered the current EMEA economic environment and the decline in Hospira's common stock price beginning late in the third quarter of 2011, which required an increase in the discount rate to present value the estimated cash flows in order to reconcile Hospira's market capitalization to the aggregate estimated fair value of all of Hospira's reporting units. In addition, factors that contributed to the estimated fair value of the EMEA reporting unit being below its carrying value include (i) a decrease in projected revenues and operating margins due to continued competition and related price pressure and overall European region market conditions, and (ii) higher spending expected for strategic product portfolio expansion, in the near-term to mid-term with benefit to revenues and operating margin trailing the increased spending. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than its carrying value.

During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and APAC reporting units' estimated fair values were below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and APAC reporting units, respectively, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than their respective carrying value.

Intangible asset impairments of $25.9 million, primarily in the Americas reporting segment, included a charge of $8.7 million for an oncology product right intangible asset due to competitive pricing pressure, $13.1 million related to IPR&D due to changes in various product launch dates, and life-cycle management spending plans and related impacts to commercialization and other intangible impairments of $4.1 million. These charges were based on internal discounted cash flow analysis, a non-recurring Level 3 fair value measurement, and are included in Restructuring, impairment and (gain) on disposition of assets, net.

2010 Activity—In 2010, Hospira recorded an intangible asset impairment charge of $12.7 million related to an anti-infective product right, primarily in the EMEA reporting segment, due to increased competition. The charge was based on internal discounted cash flow analysis, a non-recurring Level 3 fair value measurement, and is included in Restructuring, impairment and (gain) on disposition of assets, net.

Additionally, intangible assets, net as of December 31, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
(dollars in millions)	2012	2011	2012	2011	2012	2011
Product rights and other	$624.2	$622.5	$(389.0)	$(310.8)	$235.2	$311.7
Customer relationships	12.7	31.2	(6.8)	(14.6)	5.9	16.6
IPR&D	3.8	7.7	—	—	3.8	7.7
Technology	36.7	33.6	(14.8)	(13.8)	21.9	19.8
	$677.4	$695.0	$(410.6)	$(339.2)	$266.8	$355.8

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion, regulatory approval, or discontinuation. Intangible asset amortization expense was $83.6 million, $91.5 million and $81.6 million in 2012, 2011 and 2010, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $78.8 million for 2013, $66.7 million for 2014, $47.3 million for 2015, $26.2 million for 2016, and $15.4 million for 2017.

Note 12 — Other Assets

Other assets as of December 31, consist of the following:

(dollars in millions)	2012	2011
Supplier advances	$72.8	$60.3
Net investment in sales-type leases, less current portion	27.9	15.7
All other	67.9	57.8
Total	$168.6	$133.8

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products as of December 31, consist of the following:

(dollars in millions)	2012	2011
Minimum lease payments receivables	$44.1	$26.5
Unearned interest income	(5.0)	(3.0)
Net investment in sales-type leases	39.1	23.5
Current portion (1)	(11.2)	(7.8)
Net investment in sales-type leases, less current portion(1)	$27.9	$15.7

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively, in the consolidated balance sheets.

Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2012 are as follows:

(dollars in millions)	Sales-Type Leases
2013	$13.5
2014	10.3
2015	9.0
2016	7.3
2017 and thereafter	4.0
$44.1

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of December 31, 2012 and 2011, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities as of December 31, consist of the following:

(dollars in millions)	2012	2011
Accrued rebates	$143.4	$129.5
Income taxes payable	54.3	10.6
Product recalls and other related accruals	56.6	58.6
Accrued returns	21.7	27.4
All other	304.3	230.8
Total	$580.3	$456.9

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities as of December 31, consist of the following:

(dollars in millions)	2012	2011
Accrued post-retirement medical and dental costs	$51.3	$53.7
Pension liabilities	80.3	93.2
Unrecognized tax benefits, including penalties and interest	62.0	67.5
Product recalls and other related accruals	54.1	14.5
Accrued returns	7.1	4.8
All other	51.7	42.0
Total	$306.5	$275.7

Note 16 — Product Recalls and Other Related Accruals

The following table summarizes product recalls and other related accrual activity:

(dollars in millions)	Product recalls and other related accruals
Balance at January 1, 2011	$38.7
Provisions	41.0
Payments	(6.6)
Balance at December 31, 2011	73.1
Provisions	86.3
Payments	(48.7)
Balance at December 31, 2012	$110.7

Note 17 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net Pension and Medical and Dental Benefit Cost

Net benefit cost recognized for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans consist of the following:

	Pension Plans			Medical and Dental Plans
(dollars in millions)	2012	2011	2010	2012	2011	2010
Service cost for benefits earned during the year	$1.2	$1.2	$1.0	$0.2	$0.1	$0.1
Interest cost on projected benefit obligations	24.1	25.7	26.2	2.3	2.7	3.2
Expected return on plans' assets	(32.3)	(34.5)	(29.7)	—	—	—
Net amortization	19.1	11.1	7.0	0.5	0.4	0.7
Net cost	$12.1	$3.5	$4.5	$3.0	$3.2	$4.0

Changes in Benefit Obligations and Plan Assets

Information about the changes in benefit obligations and plan assets for the years ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2012	2011	2012	2011
Projected benefit obligations at beginning of year	$580.8	$494.0	$57.3	$53.5
Service cost	1.2	1.2	0.2	0.1
Interest cost	24.1	25.7	2.3	2.6
Losses (gains), primarily changes in discount rates and medical trend rates, plan design changes, and differences between actual and estimated health care costs	22.5	86.3	(1.8)	4.3
Benefits paid	(27.7)	(26.2)	(3.1)	(3.1)
Other(1)	(0.1)	(0.2)	(0.3)	(0.1)
Projected benefit obligations at end of year	$600.8	$580.8	$54.6	$57.3
Plans' assets at fair value at beginning of year	$486.4	$458.3	$—	$—
Actual return on plans' assets	58.2	52.2	—	—
Company contributions	2.5	2.1	3.1	3.1
Benefits paid	(27.7)	(26.2)	(3.1)	(3.1)
Plans' assets at fair value at end of year	$519.4	$486.4	$—	$—
Funded status	$(81.4)	$(94.4)	$(54.6)	$(57.3)
Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(81.4)	(94.4)	(54.6)	(57.3)
Net accrued benefit cost	$(81.4)	$(94.4)	$(54.6)	$(57.3)
Recognized in accumulated other comprehensive (loss) income:
Net actuarial loss	$200.5	$223.2	$11.6	$13.9
Net prior service cost	—	—	(0.8)	(0.3)
Transitional asset	(0.1)	(0.2)	—	—
Total recognized	$200.4	$223.0	$10.8	$13.6
____________________________

(1)	Includes foreign currency translation.

The estimated actuarial loss that will be amortized from Accumulated other comprehensive income (loss) into net periodic pension cost and medical and dental benefit cost during 2013 is $19.1 million and $0.4 million, respectively.

Other changes in plan assets and benefit obligations recognized in Other comprehensive income (loss) for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, consist of the following:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2012	2011	2012	2011
Net (gain) loss arising during the year	$(3.4)	$68.7	$(1.8)	$4.3
Prior service credit during the year	—	—	(0.4)	—
Net amortization	(19.3)	(11.1)	(0.6)	(0.4)
Exchange rate movement recognized during the year	0.1	(0.1)	—	—
Net (benefit) cost	$(22.6)	$57.5	$(2.8)	$3.9

Actuarial Assumptions

Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, using a measurement date of December 31, 2012, 2011 and 2010, are as follows:

	2012		2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	4.0%	5.3%	4.2%	6.0%	5.3%	6.3%
Expected aggregate average long-term change in compensation	—%	2.5%	—%	2.6%	—%	2.7%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	4.2%	6.0%	5.3%	6.3%	5.8%	6.8%
Expected aggregate average long-term change in compensation	—%	2.6%	—%	2.8%	—%	3.4%
Expected long-term rate of return on plan assets	7.0%	7.2%	7.5%	6.8%	8.0%	6.2%

The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

The assumed healthcare cost trend rates for the years ended December 31, for Hospira's major medical and dental plans are as follows:

	2012	2011	2010
Healthcare cost trend rate assumed for the next year (initial):
Pre-65 years of age	7.5%	7.5%	7.5%
Post-65 years of age	7.5%	7.5%	8.5%
Rate that the cost trend rate gradually declines to (ultimate):
Pre-65 years of age	5.0%	5.0%	5.0%
Post-65 years of age	5.0%	5.0%	5.0%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2018	2017	2016
Post-65 years of age	2018	2017	2018

Sensitivity analysis for the U.S. plan, which represents the primary portion of obligations, is as follows:

	Year Ended December 31, 2012 Net Benefit Cost (Income)/Expense		As of December 31, 2012 Benefit Obligation Increase/(Decrease)
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.4)	$5.1	$(69.6)	$85.8
Expected long-term return on assets	(4.6)	4.6	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(4.8)	5.8
Expected health care cost trend rate (initial and ultimate)	0.6	(0.5)	5.4	(4.6)

Pension Plan Assets

The weighted average asset allocation for Hospira's U.S. pension plan as of December 31, and target allocation by asset category are as follows:

		Percentage of Plan Assets
(dollars in millions)	Target Allocation
Asset Category		2012	2011
Debt securities	71%	71%	69%
Equity securities	29%	29%	31%
Other and Cash and cash equivalents	—%	—%	—%
Total	100%	100%	100%

The investment mix between corporate debt securities, equity securities, and other securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile corporate debt securities. In addition, the mix is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plan holds no direct investments in securities of Hospira. Due to fluctuations in market conditions, allocation percentages may temporarily deviate from target allocation percentages, particularly before a rebalancing occurs. At December 31, 2012, the plan held a significant concentration of plan assets in equity securities which are subject to fluctuation in market conditions. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and no less than quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

Fair Value Measurements of Plan Assets

The following table presents the basis used to measure Hospira's pension plans' assets at fair value as of December 31:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$368.1	$368.1	$—	$—
Equity securities	149.0	149.0	—	—
Other and Cash and cash equivalents	2.3	—	2.3	—
	$519.4	$517.1	$2.3	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2011	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$334.2	$334.2	$—	$—
Equity securities	150.3	150.3	—	—
Other and Cash and cash equivalents	1.9	—	1.9	—
	$486.4	$484.5	$1.9	$—

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

Cash Funding and Benefit Payments

Hospira has no estimated minimum required contribution for 2013 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. During 2010, Hospira made discretionary funding contributions of $92.0 million to the U.S. pension plan. No contributions were made to the U.S. pension plan in 2012 and 2011.

The U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"). Under ERISA, the Pension Benefit Guaranty Corporation ("PBGC") has the authority to terminate underfunded pension plans under limited circumstances. In the event Hospira's U.S. pension plan is terminated for any reason, while the plan is underfunded, Hospira will incur a liability to the PBGC that may be equal to the entire amount of the U.S. plan underfunding.

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

Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts which hold the pension plan assets, are as follows:

(dollars in millions)	Pension Plans	Medical and Dental Plans
2013	$29.3	$3.3
2014	29.8	3.3
2015	30.4	3.2
2016	31.0	3.2
2017	31.1	3.1
Years 2018 through 2022	166.7	15.3

Defined Contribution Plans

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2012, 2011 and 2010, Hospira's expenses were $37.3 million, $33.4 million and $33.3 million, respectively.

Non-qualified Deferred Compensation Plan

Hospira's non-qualified deferred compensation plan went into effect on January 1, 2008. Certain executive officers and other employees are eligible to participate in the plan. The plan allows participants to defer amounts in excess of the limits imposed on 401(k) plans by the Internal Revenue Code. This plan is not funded. Hospira's expenses were not significant in the years ended December 31, 2012, 2011 and 2010.

Note 18 — Short-term Borrowings and Long-term Debt

Hospira's debt as of December 31, consists of the following:

(dollars in millions)	2012	2011
Long-term debt:
5.90% Notes due June 2014	$400.0	$400.0
6.40% Notes due May 2015	250.0	250.0
6.05% Notes due March 2017	550.0	550.0
5.60% Notes due September 2040	500.0	500.0
Other, due 2015	4.3	3.0
Deferred gains on terminated interest rate swap instruments	5.5	12.3
Unamortized debt discount	(3.0)	(3.4)
Total long-term debt	1,706.8	1,711.9
Short-term borrowings:
Deferred gains on terminated interest rate swap instruments	6.8	6.8
Other	22.1	29.8
Total short-term borrowings	28.9	36.6
Total debt	$1,735.7	$1,748.5

The aggregate maturities of debt, excluding deferred gains on terminated interest rate swap instruments and unamortized debt discount, for each of the next five years and thereafter are as follows: $22.1 million in 2013, $400.0 million in 2014, $254.3 million in 2015, $0.0 million in 2016, $550.0 million in 2017 and $500.0 million thereafter.

Senior Notes and Other Borrowings

In September 2010, Hospira issued in a registered public offering $500.0 million principal amount of 5.60% notes due on September 15, 2040. The net proceeds of the notes after deducting approximately $2.6 million of bond discounts and underwriting fees of $4.4 million plus cash on-hand were used to extinguish $500.0 million principal amount of 5.55% notes originally due March 2012 and accrued interest in October 2010. Hospira incurred $36.8 million in charges associated with the early extinguishment of the notes and is included in Other expenses (income), net.

In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of 6.2% and 5.6% at December 31, 2012 and 2011, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2012 and 2011 Hospira had $8.0 million and $4.9 million, respectively, of indebtedness secured by equipment and property. As of December 31, 2012 and 2011, Hospira had $26.4 million and $32.8 million, respectively, of other borrowings outstanding, of which $22.1 million and $29.8 million, respectively, were classified as short-term.

Interest Rate Swap Contracts

In July 2011, Hospira terminated, without penalty, interest rate swap contracts originally entered into in December 2010 with a total notional amount of $400.0 million, which had effectively converted from fixed to variable rate debt $250.0 million of the $400.0 million principal amount notes due in June 2014 and $150.0 million of the $250.0 million principal amount notes due in May 2015. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest.

In June 2010, Hospira terminated, without penalty, interest rate swap contracts originally entered into in 2009 with a total notional amount of $300.0 million, which had effectively converted from fixed to variable rate debt $200.0 million of the $400.0 million principal amount notes due in June 2014 and $100.0 million of the $250.0 million principal amount notes due in May 2015. As a result of the swap terminations, Hospira received $15.4 million in cash, including accrued interest.

The corresponding gains described above of $9.0 million in 2011 and $15.4 million in 2010 related to the basis adjustment of the debt associated with the terminated swap contracts are deferred and are amortized as a reduction of interest expense over the remaining term of the related notes. The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows. The gains are being recognized against interest expense over the remaining term of the underlining notes, of which $6.7 million, $5.6 million and $2.8 million, was recognized in 2012, 2011 and 2010, respectively.

Revolving Credit Facility

As of December 31, 2012, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.2%, 0.2% and 0.175%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. For the year ended and as of December 31, 2012, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

Debt Covenants

The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver limit Hospira's ability to, among other things, sell assets, incur secured indebtedness and liens, incur indebtedness at the subsidiary level and merge or consolidate with other companies. The covenants in the indenture governing Hospira's senior unsecured notes limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sales and lease transactions and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default (including, in the case of the Revolver, a change of control default), which would permit amounts borrowed to be accelerated and would permit the lenders under the revolving credit agreement to terminate their lending commitments. The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon certain product quality related charges) of not more than 3.50 to 1.0. As of December 31, 2012, Hospira was in compliance with all applicable covenants.

Note 19 — Other Expense (Income), Net
Other expense (income), net for the years ended December 31, consists of the following:

(dollars in millions)	2012	2011	2010
Interest income	$(5.9)	$(10.4)	$(9.9)
Foreign exchange loss (gain), net	9.2	(2.8)	0.2
Loss on early debt extinguishment(1)	—	—	36.8
All other expense(2)	11.1	4.0	11.7
Total	$14.4	$(9.2)	$38.8

(1)	See Note 18 for details regarding loss on early debt extinguishment.

(2)	See Note 5 for details regarding investment impairments in 2012, 2011 and 2010, respectively.

Note 20 — Income Taxes

(Loss) Income before income taxes, and the related provisions for taxes on earnings, for the years ended December 31, were as follows:

(dollars in millions)	2012	2011	2010
(Loss) Income Before Taxes:
Domestic	$(114.0)	$71.4	$36.4
Foreign	72.1	(98.5)	342.9
Total	$(41.9)	$(27.1)	$379.3

Taxes on Earnings:
Current:
U.S. Federal	$(10.2)	$11.8	$34.5
State	2.2	2.8	3.5
Foreign	16.5	27.8	37.4
Total current	8.5	42.4	75.4
Deferred:
Domestic	(15.1)	0.8	(24.4)
Foreign	(44.4)	(15.3)	(16.7)
Total deferred	(59.5)	(14.5)	(41.1)
Total	$(51.0)	$27.9	$34.3

Operating loss carryforwards at December 31, 2012 amounted to $405.3 million, which are subject to expiration in periods from 2015 through 2029, or are unlimited.

The gross amount of unrecognized tax benefits at December 31, 2012, 2011, and 2010 was $62.0 million, $67.5 million and $83.4 million, respectively. The amount, if recognized, that would affect the effective tax rate was $56.2 million, $60.7 million and $74.8 million at December 31, 2012, 2011, and 2010, respectively. Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2012, 2011, and 2010, Hospira has recorded liabilities of $4.4 million, $4.6 million and $7.4 million, respectively, for the payment of interest and penalties.

In December 2012, the Internal Revenue Service (“IRS”) audit of Hospira's 2008 and 2009 U.S. federal tax returns was concluded and the years effectively settled. The effective settlement resulted in discrete income tax expense of $18.8 million inclusive of interest and state tax impacts recognized in the year ended December 31, 2012. In addition, the effective settlement resulted in an increase to income taxes payable of $53.9 million.

In 2012, the IRS commenced the audit of Hospira's 2010 and 2011 tax returns. In addition, Hospira remains subject to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Hospira estimates that up to $30 million of unrecognized tax benefits may be recognized within the next twelve months.

In 2011, an IRS audit of Hospira's 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The outcome of the audit settlement was a reduction in the gross unrecognized tax benefits for both of the audit years settled, of which $19.7 million was recognized in the results for the year ended December 31, 2011 as a discrete income tax benefit, inclusive of interest and state tax impacts.

Hospira remains open to tax examination in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward for Australia, for years 2008 forward in Canada, and for years 2010 forward for the U.S. and the United Kingdom.

The following table summarizes the activity for the years ended December 31, related to Hospira's unrecognized tax benefits:

(dollars in millions)	2012	2011	2010
Balances at January 1,	$67.5	$83.4	$73.6
Current year increases	7.2	11.4	13.6
Audit settlements	(21.6)	(21.9)	(0.9)
Statute lapses	(4.6)	(4.4)	(3.8)
Adjustments to prior amounts	13.5	(1.0)	0.9
Balances at December 31,	$62.0	$67.5	$83.4

U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings of certain foreign subsidiaries of $1.8 billion, $1.7 billion and $1.4 billion at December 31, 2012, 2011, and 2010, respectively. These undistributed earnings, which are considered to be permanently invested outside of the U.S., would be subject to taxes if they were repatriated to the U.S. as dividends. Due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S., and the multiple tax jurisdictions involved, it is not practicable to determine the deferred tax liability on these permanently invested earnings.

Differences between the effective income tax rate and the U.S. statutory tax rate for the years ended December 31, are as follows:

	2012	2011	2010
Statutory tax rate	(35.0)%	(35.0)%	35.0%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(62.2)%	(222.2)%	(16.5)%
State taxes, net of federal benefit	(21.5)%	4.0%	(0.3)%
Foreign rate differential	(43.6)%	(77.9)%	(7.3)%
Capital loss valuation allowance	1.6%	6.6%	—%
Research credit	(11.8)%	(27.9)%	(1.3)%
Resolution of certain tax positions	45.0%	(72.6)%	—%
Goodwill impairment	—%	498.4%	—%
All other, net	5.8%	29.6%	(0.6)%
Effective tax rate	(121.7)%	103.0%	9.0%

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 will include a discrete tax benefit of $13.8 million related to 2012 in the first quarter of 2013, which will significantly impact quarterly and annual effective tax rates for 2013.

The temporary differences that give rise to deferred tax assets and liabilities as of December 31, are as follows:

	2012		2011
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits and benefit plan liabilities	$108.6	$—	$108.9	$—
Trade receivable reserves and chargeback accruals	98.2	—	48.1	—
Inventories	115.1	—	100.6	—
State income taxes	23.4	—	20.9	—
Foreign income taxes	16.1	—	26.0	—
Property and equipment	—	89.3	—	91.8
Intangibles	41.9	—	33.2	—
Investments	10.5	—	7.8	—
Net operating losses	133.2	—	98.0	—
Capital losses	27.8	—	26.3	—
Other accruals, carryforwards, and reserves not currently deductible	57.1	—	59.6	—
Valuation allowance	(35.8)	—	(36.9)	—
Total	$596.1	$89.3	$492.5	$91.8

Valuation allowance consists of $35.8 million and $36.9 million for certain unrecoverable tax credits, net operating losses and capital losses at December 31, 2012, and 2011, respectively, based on estimated future sources of taxable income in the affected jurisdictions.

Note 21 — Shareholders’ Equity

Common and Preferred Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share, of which 4.0 million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2012 and 2011, approximately 8.7 million and 10.2 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2012 and December 31, 2011, 178.4 million and 177.8 million common shares were issued, respectively, and 165.3 million and 164.7 million common shares were outstanding, respectively.

Treasury Stock

In February 2006, Hospira's Board of Directors authorized the repurchase of up to $400.0 million of Hospira's common stock. In August and December 2010, Hospira entered into accelerated share repurchase ("ASR") contracts with a third party financial institution to repurchase $100 million in aggregate of Hospira's common stock, completing the 2006 board authorization. In the aggregate, Hospira repurchased 9.4 million shares for approximately $400 million.

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into ASR contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock, under which Hospira received 3.7 million shares. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No common stock repurchases were made during the year ended December 31, 2012.

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

Accumulated Other Comprehensive (Loss)

Accumulated other comprehensive (loss), net of taxes as of December 31, consists of the following:

(dollars in millions)	2012	2011
Cumulative foreign currency translation adjustments, net of taxes $0.0 million	$48.1	$47.9
Cumulative retirement plans unrealized losses, net of taxes $78.6 million and $89.0 million, respectively	(132.4)	(147.7)
Cumulative unrealized gains on marketable equity securities, net of taxes $0.0 million	0.4	0.9
Cumulative gains on terminated cash flow hedges, net of taxes $(0.4) million and $(0.4) million, respectively	0.7	0.6
Accumulated Other Comprehensive (Loss)	$(83.2)	$(98.3)

Note 22 — Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share as of December 31:

(shares in millions, except per share amounts)	2012	2011	2010
Weighted average basic common shares outstanding	165.0	165.5	166.0
Incremental shares outstanding related to stock-based awards	1.0	—	3.5
Weighted average dilutive common shares outstanding	166.0	165.5	169.5
Earnings (Loss) Per Common Share:
Basic	$0.27	$(0.06)	$2.15
Diluted	$0.27	$(0.06)	$2.11

For the year ended December 31, 2011, 2.4 million incremental shares related to stock-based awards were not included in the computation of diluted earnings (loss) per share because of the net loss during 2011. For 2012, 2011 and 2010, the number of outstanding stock-based awards to purchase Hospira stock for which the exercise price of the award exceeded the average stock price was 9.6 million, 3.6 million and 0.2 million, respectively. Accordingly, these share-based awards are excluded from the diluted earnings per share calculation for these periods.

Note 23 — Incentive Stock Program
Plan Overview

Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, and performance units) and cash-based awards to employees and non-employee directors. In May 2009, shareholders approved amendments primarily to extend the Plan by ten years to May 14, 2019, and to increase the number of shares that may be granted during the life of the 2004 Plan by 13.0 million shares. The option exercise price may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2012, approximately 8.7 million remain available for grant under the 2004 Plan.
Stock-Based Compensation
Stock-based compensation expense of $40.0 million, $41.2 million and $47.5 million was recognized for the years ended December 31, 2012, 2011, and 2010, respectively. The related income tax benefit recognized was $14.3 million, $14.7 million and $16.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. For options exercised during 2012, 2011, and 2010, excess tax benefit was $2.2 million, $7.5 million and $21.3 million, respectively.
As of December 31, 2012, there was $61.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares that became fully vested during 2012, 2011, and 2010 was $15.4 million, $25.2 million and $30.6 million, respectively.
Option Activity and Outstanding Options
During the first quarter of 2012, 2011 and 2010, 2.7 million, 1.4 million and 1.9 million options were granted to certain employees for the annual stock option grants, respectively. For the years ended December 31, 2012, 2011, and 2010, an additional 0.3 million, 0.7 million and 0.5 million options were granted, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three or four years and have a seven year term. Options awarded before 2007 have a ten year term. Included in the above option awards are 140,000 options that have a five year term, and will vest and become exercisable if the average stock price over a thirty consecutive day period is at or above the vesting trigger price. A summary of information related to stock options for the years ended December 31, 2012 and 2011, respectively is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2011	9,618,171	$37.68
Granted	2,093,704	49.68
Exercised	(1,490,069)	33.25
Lapsed	(332,820)	41.26
Outstanding at December 31, 2011	9,888,986	40.76
Granted	2,965,940	35.31
Exercised	(369,793)	23.14
Lapsed	(818,298)	44.78
Outstanding at December 31, 2012(1)	11,666,835	$39.67	4.0	$13.7
Exercisable at December 31, 2012	7,056,798	$38.75	2.9	$13.7
_______________________________________________________________________________
(1) The difference between options outstanding and those expected to vest is not significant.
The total intrinsic value of options exercised during 2012, 2011, and 2010 was $4.0 million, $81.4 million and $105.8 million, respectively.
Summarized information about Hospira stock options outstanding and exercisable as of December 31, 2012, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$20.01 - $25.00	1,449,591	3.1	$22.17	1,449,591	$22.17
$25.01 - $30.00	164,757	1.1	28.19	164,757	28.19
$30.01 - $35.00	820,786	3.6	32.84	581,742	32.44
$35.01 - $40.00	3,981,000	4.9	36.77	1,183,043	39.55
$40.01 - $45.00	2,008,016	2.6	42.62	2,008,016	42.62
$45.01 - $50.00	1,548,137	4.1	49.61	1,031,080	49.60
$50.01 - $55.00	1,331,780	4.8	52.55	422,594	52.42
$55.01 - $60.00	362,768	3.7	55.94	215,975	56.12
$20.01 - $60.00	11,666,835	4.0	$39.67	7,056,798	$38.75

The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on historical volatility of Hospira's stock. For 2012, 2011 and 2010 the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees' post-vesting forfeitures and exercises. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31, are as follows:

	2012	2011	2010
Hospira Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	31.3%	29.3%	30.2%
Expected life (years)	4.8	4.8	4.5
Risk-free interest rate	0.8%	2.0%	1.9%
Expected dividend yield	—%	—%	—%
Fair value per stock option	$10.01	$14.08	$14.21

Performance Share Awards

Performance share awards are earned based on a formula that measures performance using relative total shareholder return over interim annual periods and a three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock. Any awards earned vest at the end of the 3-year performance cycle.

A summary of performance share awards activity for the years ended December 31, 2012, and 2011, respectively, is as follows:

Hospira Performance Share Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	930,488	$44.39
Granted	256,578	61.42
Vested	(159,551)	(62.39)
Lapsed	(16,242)	62.45
Outstanding at December 31, 2011	1,011,273	46.14
Granted	354,681	51.27
Vested	(239,764)	27.30
Lapsed	(317,055)	27.35
Outstanding at December 31, 2012(1)	809,135	$58.67
_______________________________________________________________________________

(1)	For the three year performance cycle award period ended December 31, 2012, 0.0 shares of Hospira common stock are expected to be earned for these awards granted in 2010.

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance share award grants during the years ended December 31, are as follows:

	2012	2011	2010
Hospira Performance share awards Monte Carlo assumptions (weighted average):
Expected volatility	27.3%	34.7%	36.2%
Risk-free interest rate	0.4%	1.2%	1.4%
Expected dividend yield	—%	—%	—%
Fair value per performance share award	$51.39	$61.64	$69.43

Restricted Stock and Units

Hospira issues restricted stock and units with a vesting period ranging from 1 to 3 years. A summary of restricted stock and unit activity for the years ended December 31, 2012, and 2011, respectively, is as follows:

Hospira Restricted Stock and Units	Stock and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	237,131	$41.13
Granted	144,322	53.16
Vested	(52,379)	34.55
Lapsed	(5,000)	52.65
Outstanding at December 31, 2011	324,074	47.37
Granted	169,246	33.87
Vested	(58,097)	49.30
Lapsed	(18,013)	37.24
Outstanding at December 31, 2012	417,210	$42.34

The fair value of restricted stock awards and units vested in 2012, 2011 and 2010 was $3.9 million, $1.8 million and $2.4 million, respectively.

Note 24 — Commitments and Contingencies

Other Commercial Commitments

Hospira's other commercial commitments as of December 31, 2012, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2012, Hospira had $29.7 million of these commitments, with a majority expiring from 2013 to 2015. No amounts have been drawn under these letters of credit or bonds.

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2012 are:

(dollars in millions)
2013	$36.6
2014	29.8
2015	23.2
2016	16.5
2017	13.1
Remaining Years	14.3
Total minimum future lease payments	$133.5

Lease expense under operating leases totaled $41.2 million, $32.7 million and $27.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira is involved in two patent lawsuits concerning Hospira's Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (“214”) (expires July 15, 2013) and 6,716,867 (“867”) (expires March 31, 2019), was filed in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz's “Paragraph IV” notice indicating that Sandoz has filed an abbreviated new drug application (“ANDA”) with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz's ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012 the court issued its opinion. The court ruled that: (i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid as obvious. Hospira and Sandoz have both appealed the District Court ruling to the United States Court of Appeals for the Federal Circuit. The appeal is pending. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco's “Paragraph IV” notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco's ANDA has received tentative approval from the FDA. The case is currently stayed.

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees' Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, amended complaint filed June 25, 2012 and pending in the United States District Court for the Northern District of Illinois. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira's financials and business prospects and failed to disclose material facts affecting Hospira's financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of Q4, 2009 financial results) through October 17, 2011 (Hospira announced preliminary financial results for Q3, 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys' fees and costs.

Hospira has been named as a nominal defendant in two shareholder derivative lawsuits (one dismissed) which name as defendants certain Hospira officers, certain former officers and members of Hospira's Board of Directors. The cases are: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Sumant Ramachandra, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant) amended complaint filed in September of 2012 in the United States District Court for the Northern District of Illinois; and Charles L. Currie and Cheryl E. Currie v. Christopher B. Begley, Irving W. Bailey, II, Roger W. Hale, F. Michael Ball, Barbara L. Bowles, Connie R. Curran, Heino von Prondzynski, William G. Dempsey, Jacque J. Sokolov, M.D., John C. Staley, Mark F. Wheeler, M.D., Thomas E. Werner, Terrence C. Kearney, Ronald Squarer and Sumant Ramachandra, M.D. and Hospira, Inc. (Nominal Defendant) ("Currie"), filed in December 2011 and pending in the Circuit Court of Cook County, Illinois. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira. On October 15, 2012, the court granted defendants' motion to dismiss the Currie case in its entirety. On April 9, 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding “Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures.” The letter requests investigation of matters entirely covered by the securities and derivative lawsuits that were previously filed, as set forth above.

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

Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations in the U.S.), untitled letters, warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, import and export bans or restrictions, monetary sanctions, delays in product approvals and other restrictions on operations.

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at December 31, 2012 and December 31, 2011, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 25 — Segment and Geographic Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. Hospira has five operating units: U.S., Canada, Latin America, EMEA and APAC. Hospira has aggregated the U.S., Canada, and Latin America operating units within the Americas reportable segment. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the years ended December 31:

	Net Sales			Income (Loss) from Operations
(dollars in millions)	2012	2011	2010	2012	2011	2010
Americas	$3,239.4	$3,206.5	$3,137.9	$220.8	$599.1	$674.9
EMEA(1)	525.8	517.4	488.5	(53.9)	(275.2)	(13.9)
APAC(1)	326.9	333.2	290.8	10.0	(143.9)	14.4
Total reportable segments	$4,092.1	$4,057.1	$3,917.2	176.9	180.0	675.4
Corporate functions				(78.1)	(82.0)	(108.7)
Stock-based compensation				(40.0)	(41.2)	(47.5)
Income from operations				58.8	56.8	519.2
Interest expense and other expense/income, net				(100.7)	(83.9)	(139.9)
(Loss) Income before income taxes				$(41.9)	$(27.1)	$379.3

(1) In 2011, EMEA and APAC reportable segments (Loss) from operations includes goodwill impairment charges of $229.1 million and $171.1 million, respectively. See Note 11 for further information.

	Depreciation and Amortization for the Years Ended December 31,			Additions to Long-Lived Assets for the Years Ended December 31,
(dollars in millions)	2012	2011	2010	2012	2011	2010
Americas	$154.8	$168.3	$167.9	$257.4	$224.4	$167.7
EMEA	48.0	53.6	43.7	28.4	39.9	24.6
APAC	44.8	34.2	34.3	26.0	33.1	17.4
Total reportable segments	$247.6	$256.1	$245.9	$311.8	$297.4	$209.7

	Goodwill at December 31,			Total Assets at December 31,
(dollars in millions)	2012	2011	2010	2012	2011	2010
Americas	$998.1	$1,002.0	$1,026.2	$4,651.8	$4,385.5	$4,199.6
EMEA	—	—	260.2	754.8	699.3	974.2
APAC	81.0	80.9	214.4	682.0	694.3	872.5
Total reportable segments	$1,079.1	$1,082.9	$1,500.8	$6,088.6	$5,779.1	$6,046.3

 Enterprise-wide information:

	Net Sales for the Years Ended December 31,			Long-Lived Asset at December 31,
(dollars in millions)	2012	2011	2010	2012	2011	2010
U.S.	$2,830.1	$2,836.4	$2,811.1	$1,068.7	$1,031.8	$985.7
Non-U.S.	1,262.0	1,220.7	1,106.1	545.0	457.0	358.5
Total	$4,092.1	$4,057.1	$3,917.2	1,613.7	1,488.8	1,344.2
Deferred income taxes and Investments				368.6	280.9	243.5
Goodwill and intangible assets, net				1,345.9	1,438.7	1,981.1
Total				$3,328.2	$3,208.4	$3,568.8

Long-lived assets in India were $282.5 million and $196.0 million as of December 31, 2012 and December 31, 2011, respectively.

	Net Sales by Product Line for the Years Ended December 31,
(dollars in millions)	2012	2011	2010
Specialty Injectable Pharmaceuticals	$2,570.0	$2,562.5	$2,349.5
Medication Management	1,016.5	987.3	999.1
Other Pharma	505.6	507.3	568.6
Total	$4,092.1	$4,057.1	$3,917.2

Note 26 — Quarterly Data (Unaudited)

	2012
(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$965.9	$1,033.3	$994.0	$1,098.9
Gross Profit(1)	300.0	283.5	214.3	314.7
Income (Loss) From Operations	46.7	(2.2)	(16.5)	30.8
Net Income (Loss)	40.2	(2.5)	1.2	5.3
Earnings (Loss) per common share, basic	$0.24	$(0.02)	$0.01	$0.03
Earnings (Loss) per common share, diluted	$0.24	$(0.02)	$0.01	$0.03
Weighted average common shares outstanding, basic	164.6	165.1	165.1	165.1
Weighted average common shares outstanding, diluted	165.8	165.1	165.9	165.8

	2011
(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$1,002.3	$1,064.1	$976.7	$1,014.0
Gross Profit(1)	399.1	413.4	303.9	281.2
Income (Loss) From Operations	163.8	190.5	(85.2)	(212.3)
Net Income (Loss)	149.9	143.6	(88.9)	(214.0)
Earnings (Loss) per common share, basic	$0.90	$0.86	$(0.54)	$(1.30)
Earnings (Loss) per common share, diluted	$0.88	$0.85	$(0.54)	$(1.30)
Weighted average common shares outstanding, basic	166.8	166.1	164.5	164.5
Weighted average common shares outstanding, diluted	170.2	169.0	164.5	164.5

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

Internal control over financial reporting. Management's report on our internal control over financial reporting is included on page 54 hereof, and the related report of our independent registered public accounting firm is included on page 56 hereof. Both reports are incorporated herein by reference.

Changes in internal controls. During the second half of 2012, Hospira implemented a new revenue management information system in its U.S. operations. In addition, throughout 2012 Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in Hospira's 2013 Definitive Proxy Statement to be filed on or about March 29, 2013. Also incorporated herein by reference is the text found under the caption, "Executive Officers of Hospira," in Part I.

Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira's Code of Business Conduct, which is available free of charge on Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its Web site any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira's principal executive officer, principal financial officer or principal accounting officer and controller.

Item 11.    Executive Compensation

Incorporated herein by reference is the text to be included under the captions "Corporate Governance—Compensation Risk Assessment," "Director Compensation," (including all sub-captions thereunder), "2012 Compensation Discussion and Analysis," (including all sub-captions thereunder), "Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Compensation Committee Report" in the 2013 Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2013 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table gives information, as of December 31, 2012, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004 Long-Term Stock Incentive Plan, as amended, which is the only equity compensation plan pursuant to which Hospira's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	13,702,315	$39.28	8,450,000
Equity compensation plans not approved by security holders(4)(5)	—	—	250,000
Total	13,702,315	$39.28	8,700,000
_______________________________________________________________________________

(1)
Includes 177,446 shares of restricted stock, 239,764 stock units, and 1,618,270 shares of performance share awards (which assume maximum payouts on 809,135 shares) under Hospira's 2004 Long-Term Stock Incentive Plan.

(2)	The weighted average exercise price does not take restricted stock, stock units, and performance share awards into account.

(3)	This number reflects a target payout of 809,135 performance share awards.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors," "Corporate Governance—Independence," "Corporate Governance—Committees of the Board of Directors," and "Policy Regarding Approval of Related Person Transactions" in the 2013 Definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the text to be included under the caption "Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants" (including all sub-captions thereunder) in the 2013 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Form 10-K.

1. Financial Statements: See "Item 8, Financial Statements and Supplementary Data" of this report for a list of financial statements.

2. Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	98
Schedules I, III, IV and V are not included because they are not required.

3. Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 99 through 102.

(b) Exhibits filed: See Exhibit Index from pages 99 through 102.

(c) Financial Statement Schedules filed: See page 98.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ F. Michael Ball
F. Michael Ball Chief Executive Officer Date: February 13, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 13, 2013 in the capacities indicated below.

/s/ F. Michael Ball
F. Michael Ball Chief Executive Officer and Director (Principal Executive Officer)

/s/ Thomas E. Werner

Thomas E. Werner Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Richard J. Hoffman
Richard J. Hoffman Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ John C. Staley
John C. Staley Chairman of the Board

/s/ Irving W. Bailey, II
Irving W. Bailey, II Director

/s/ Barbara L. Bowles
Barbara L. Bowles Director

/s/ Connie R. Curran
Connie R. Curran Director

/s/ William G. Dempsey
William G. Dempsey Director

/s/ Dennis M. Fenton
Dennis M. Fenton Director

/s/ Roger W. Hale
Roger W. Hale Director

/s/ Jacque J. Sokolov M.D.
Jacque J. Sokolov M.D. Director

/s/ Heino von Prondzynski
Heino von Prondzynski Director

/s/ Mark F. Wheeler M.D.
Mark F. Wheeler M.D. Director

Hospira, Inc.
Schedule II-Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2012
(dollars in millions)
Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2012	$15.7	$(2.7)	$(0.3)	$12.7
Year ended December 31, 2011	8.2	7.6	(0.1)	15.7
Year ended December 31, 2010	6.2	3.8	(1.8)	8.2

(1)	Represents accounts written off as uncollectible, net of collections on accounts previously written off.
Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions	Balance at end of year
Year ended December 31, 2012	$127.0	$107.8	$(108.0)	$126.8
Year ended December 31, 2011	100.0	138.8	(111.8)	127.0
Year ended December 31, 2010	110.7	91.6	(102.3)	100.0

(1)	The increase in 2011 and continued relative high level in 2012 related to quality remediation actions and certain excess inventory charges.

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

2.2
Business Transfer Agreement, dated August 29th, 2012, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao, and Hospira Healthcare India Private Limited (Pursuant to Section 601(b)(2) of Regulation S-K, the schedules to the Business Transfer Agreement have been omitted and Hospira, Inc. undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.) (filed as Exhibit 2.1 to the Form 10-Q/A for the quarter ended September 30, 2012, and incorporated herein by reference).**

2.3	Amendment No. 1 to the Business Transfer Agreement, dated September 21, 2012, among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited.

2.4	Amendment No. 2 to the Business Transfer Agreement, dated December 24, 2012 among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited.

3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 11, 2012, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.2 to Hospira, Inc.'s Current Report on Form 8-K filed on May 11, 2012 and incorporated herein by reference).

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

10.1
Summary of 2012 Terms of Employment for Named Executive Officers (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.2
Hospira 2004 Long-Term Stock Incentive Plan, as amended (filed as Exhibit 10.2 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)*

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
Form of Non-Qualified Stock Option Terms for awards made prior to May 9, 2005 (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.3(e)
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
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010 (filed as Exhibit 10.3(i)(iii) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).*

10.4
Hospira, Inc. 2004 Performance Incentive Plan as amended (filed as Exhibit 10.4 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)*

10.5	Hospira, Inc. Non-Employee Directors' Fee Plan, as amended.*

10.6(a)
Change in Control Agreement dated January 1, 2013, between Hospira Inc. and F. Michael Ball (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on January 7, 2013, and incorporated herein by reference).*

10.6(b)
Form of Change in Control Agreement, dated January 1, 2013 between Hospira, Inc. and each of Sumant Ramachandra, Brian J. Smith, and Thomas E. Werner (filed as Exhibit 10.2 to the Hospira, Inc. Current Report on Form 8-K filed on January 7, 2013, and incorporated herein by reference).*

10.6(c)
Form of Change in Control Agreement, dated January 1, 2013, between Hospira, Inc. and each of Richard J. Davies, Neil Ryding, Daphne E. Jones, Zena G. Kaufman, Kenneth F. Meyers, and Richard J. Hoffman.*

10.7	The Hospira Supplemental Pension Plan, as amended (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.8	Hospira Non-Qualified Savings and Investment Plan, as amended (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.9	Hospira Corporate Officer Severance Plan (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).*

10.10
Form of Agreement regarding Executive Compensation Recovery Policy (filed as Exhibit 10.11 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).*

10.11
Form of non-qualified option terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 24, 2011 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.12
Letter from the Company to F. Michael Ball related to his employment (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.13
Form of Award Agreements for F. Michael Ball, including the Non-Qualified Stock Option Terms, Performance Share Unit Agreement, and Performance Share Unit Program Description (attached as Enclosures 3(a), 3(c), and 3(d) filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.14
Form of Restricted Stock Agreement between Hospira, Inc. and Zena G. Kaufman and Richard J. Hoffman (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).*

10.15
Form of Restricted Stock Agreement between Hospira, Inc. and F. Michael Ball (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.16
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for award made to F. Michael Ball on or after March 1, 2012 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.17
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to officers on or after March 1, 2012 (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.18
Form of Non-Qualified Performance Stock Option Terms for an award made to F. Michael Ball on March 1, 2012 (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.19
Form of Non-Qualified Stock Option Terms for an award made to F. Michael Ball on March 1, 2012 (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.20
Form of Restricted Stock Agreement between Hospira, Inc. and Neil Ryding (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference).*

10.21
Form of Restricted Stock Agreement between Hospira, Inc. and John B. Elliot (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).*

10.22
Credit Agreement and Guaranty, dated October 28, 2011, between Hospira and the Lenders and Agents named therein (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on November 1, 2011, and incorporated herein by reference).

12.1	Computation of Ratio of Earnings to Fixed Charges.

18	Preferability Letter Regarding Change in Accounting Principle Relating to Goodwill.

21.1	List of Subsidiaries of Hospira, Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of F. Michael Ball under Rule 13a-14(a) under the 1934 Act.

31.2	Certification of Thomas E. Werner under Rule 13a-14(a) under the 1934 Act.

32.1	Certification of F. Michael Ball under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of Thomas E. Werner under 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101
The following financial statements from the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 13, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of income (loss) and comprehensive income (loss), (ii) consolidated statements of cash flows, (iii) consolidated balance sheets, (iv) consolidated statement of changes in shareholders' equity, (v) notes to the consolidated financial statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.

Hospira will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Hospira, Hospira, Inc., 275 North Field Drive, Department NLEG, Building H1, Lake Forest, Illinois 60045.