Form 10-Q
period 2013-03-31
HOSPIRA INC
filed 2013-05-01
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 29, 2013, Registrant had outstanding 165,492,572 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$884.0	$965.9

Cost of products sold	733.9	665.9
Restructuring and impairment	8.8	—
Research and development	73.8	69.1
Selling, general and administrative	186.1	184.2
Total operating costs and expenses	1,002.6	919.2
(Loss) Income From Operations	(118.6)	46.7

Interest expense	19.6	22.2
Other expense, net	2.3	1.4
(Loss) Income Before Income Taxes	(140.5)	23.1
Income tax benefit	(58.4)	(4.0)
Equity income from affiliates, net	(5.5)	(13.1)
Net (Loss) Income	$(76.6)	$40.2

(Loss) Earnings Per Common Share:
Basic	$(0.46)	$0.24
Diluted	$(0.46)	$0.24
Weighted Average Common Shares Outstanding:
Basic	165.3	164.6
Diluted	165.3	165.8

Comprehensive (Loss) Income:
Foreign currency translation adjustments, net of taxes $0.0 million	$0.9	$41.5
Pension liability adjustments, net of taxes $(2.0) million and $(2.7) million for the three months ended March 31, 2013 and 2012, respectively	3.1	3.5
Unrealized gains on marketable equity securities, net of taxes $0.0 million	—	3.8
Reclassification of gains on terminated cash flow hedges, net of taxes $0.0 million and $0.0 million for the three months ended March 31, 2013 and 2012, respectively	—	0.1
Other comprehensive income	4.0	48.9
Net (Loss) Income	(76.6)	40.2
Comprehensive (Loss) Income	$(72.6)	$89.1
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2013	2012
Cash Flow From Operating Activities:
Net (Loss) Income	$(76.6)	$40.2
Adjustments to reconcile net (loss) income to net cash from operating activities-
Depreciation	41.7	40.8
Amortization of intangible assets	21.9	21.3
Stock-based compensation expense	11.5	10.4
Undistributed equity income from affiliates	(5.5)	(13.1)
Deferred income taxes	(43.9)	(6.4)
Impairment and other asset charges	55.5	1.6
Changes in assets and liabilities-
Trade receivables	20.5	22.2
Inventories	(51.5)	(35.3)
Prepaid expenses and other assets	(20.8)	(10.5)
Trade accounts payable	(12.5)	(3.8)
Other liabilities	75.8	18.9
Other, net	4.7	0.7
Net Cash Provided by Operating Activities	20.8	87.0

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(68.6)	(67.3)
Purchases of intangibles and other investments	(7.9)	(3.6)
Proceeds from disposition of businesses and assets	1.4	3.1
Net Cash Used in Investing Activities	(75.1)	(67.8)

Cash Flow From Financing Activities:
Other borrowings, net	11.2	27.5
Excess tax benefit from stock-based compensation arrangements	0.2	1.7
Proceeds from stock options exercised	2.7	3.4
Net Cash Provided by Financing Activities	14.1	32.6

Effect of exchange rate changes on cash and cash equivalents	(5.1)	6.6
Net change in cash and cash equivalents	(45.3)	58.4
Cash and cash equivalents at beginning of period	772.1	597.5
Cash and cash equivalents at end of period	$726.8	$655.9

Supplemental Cash Flow Information:
Cash paid (received) during the period-
Interest	$14.4	$31.1
Income taxes, net of refunds	$6.1	$(8.4)
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$726.8	$772.1
Trade receivables, less allowances of $13.2 in 2013 and $12.7 in 2012	617.5	646.9
Inventories, net	995.3	997.8
Deferred income taxes	181.7	214.4
Prepaid expenses	65.0	53.9
Other receivables	80.8	75.3
Total Current Assets	2,667.1	2,760.4
Property and equipment, net	1,450.5	1,445.1
Intangible assets, net	251.5	266.8
Goodwill	1,080.6	1,079.1
Deferred income taxes	376.0	296.8
Investments	76.1	71.8
Other assets	166.7	168.6
Total Assets	$6,068.5	$6,088.6
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$41.1	$28.9
Trade accounts payable	258.4	276.0
Salaries, wages and commissions	126.0	144.0
Other accrued liabilities	579.7	580.3
Total Current Liabilities	1,005.2	1,029.2
Long-term debt	1,704.5	1,706.8
Deferred income taxes	3.1	4.4
Post-retirement obligations and other long-term liabilities	372.5	306.5
Commitments and Contingencies
Total Shareholders' Equity	2,983.2	3,041.7
Total Liabilities and Shareholders' Equity	$6,068.5	$6,088.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock
	Shares	Amount					Total
Balances at January 1, 2013	165.3	$1.8	$(599.8)	$1,790.8	$1,932.1	$(83.2)	$3,041.7
Net loss	—	—	—	—	(76.6)	—	(76.6)
Other comprehensive income	—	—	—	—	—	4.0	4.0
Changes in shareholders' equity related to incentive stock programs	0.1	—	—	14.1	—	—	14.1
Balances at March 31, 2013	165.4	$1.8	$(599.8)	$1,804.9	$1,855.5	$(79.2)	$2,983.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. Hospira is currently evaluating the impact of ASU 2013-04 on its condensed consolidated financial statements and related disclosures.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance applied for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Hospira is currently evaluating the impact of ASU 2013-05 on its condensed consolidated financial statements and related disclosures.

Adoption of New Accounting Standards

In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in ASU 2011-11 require disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments affect financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01") to clarify the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of accumulated other comprehensive (loss) on the respective line items of net (loss) income and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance. See Note 21 for the disclosures resulting from adoption of this guidance.

Significant Accounting Policies

Supplier Advances

Hospira has and may continue to make advances to Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to supply certain active pharmaceutical ingredient ("API") products, some of which may be settled upon the close of the pending acquisition transaction described in Note 2 or settled upon receipt of API products. The outstanding advances to this supplier were $43.1 million as of March 31, 2013.

Total supplier advances were $98.7 million and $92.9 million as of March 31, 2013 and December 31, 2012, respectively, and are included in Prepaid expenses and Other assets, in the condensed consolidated balance sheets. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk.

Concentration of Risk

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government-supported customers or distributors, including those in Italy, Spain, Portugal and Greece, among other European countries, where deteriorating credit and economic conditions continue to present significant challenges. While the European economic recession has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition, Hospira monitors economic conditions and other fiscal developments in these countries. As of March 31, 2013, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $101.1 million (gross) and $97.5 million (net of allowances). Of these net trade receivables, $45.6 million and $38.4 million related to customers in Italy and Spain, respectively. As of March 31, 2013, 94.3% of the Italy and 92.0% of the Spain net receivables were from public hospitals primarily funded by the government.

Note 2 — Business Acquisition

Orchid

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk (see Note 1 for further information regarding advances to Orchid). The pending acquisition includes a U.S. Food and Drug Administration ("FDA") approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending closing. During the three months ended March 31, 2013, Hospira incurred $1.7 million of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2013. Cumulative acquisition and integration-related costs as of March 31, 2013 were $2.7 million.

The Agreement contains customary covenants by Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. Hospira expects to close the transaction in 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

Note 3 — Restructuring Actions

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base. Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefit costs and contract termination costs.

Facilities Optimization

In June 2012, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operation.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific operations. In late 2012 and continuing into 2013, Hospira incurred costs, primarily in the Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") segments, to optimize the commercial organizational structure and exit device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and include primarily severance charges of $7.9 million and contract termination charges of $3.1 million. Of the aggregate costs, $4.1 million and $6.9 million were incurred in the three months ended March 31, 2013, and December 31, 2012, respectively.

Restructuring Actions Activity

The following summarizes the aggregate restructuring activity for the three months ended March 31, 2013:

(dollars in millions)	Employee-Related Benefit Costs	Other	Total
Balance at January 1, 2013	$3.5	$3.6	$7.1
Costs incurred	4.1	—	4.1
Payments	(1.7)	(1.3)	(3.0)
Balance at March 31, 2013	$5.9	$2.3	$8.2

Note 4 — Device Strategy

On May 1, 2013, Hospira announced its Device Strategy, an initiative over the next two to three years that establishes a streamlined and modernized product portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. Actions over the next two to three years include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening its device quality systems/processes and (iii) developing next generation technology with additional safety features to support further modernization of its installed base. Under the retirement and replacement actions, Hospira will focus on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Hospira anticipates, among alternatives to be provided to customers, that it will offer customer sale allowances and/or accommodations which may be used as a credit for transition to alternative technology.
In connection with the Device Strategy, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pretax basis. The total estimated aggregate charges include pre-tax cash costs of approximately $240 million to $290 million. Major types of cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; and (iii) pump retirement and replacement program administration, quality systems/process improvement costs and other costs. Further, of the total pre-tax charges, approximately $60 million relates to non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

The charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended March 31, 2013	Line Item in the Condensed Consolidated Statement of (Loss) Income
(dollars in millions)
Customer sales allowances	$104.3	Net sales
Contract termination and collection and destruction costs	23.6	Cost of products sold
Inventory charges	48.9	Cost of products sold
Other asset impairments	4.7	Restructuring and impairment
Total charges	$181.5

See Note 16 for Device Strategy related and other accrual activity for the three months ended March 31, 2013.

Note 5 — Collaborative Arrangements

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

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. (“NovaQuest”) entered into a collaborative arrangement for the following biosimilar products (the “Products”): Hospira's erythropoietin (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $150.0 million of development funding, and such amounts will be recorded as an offset to Research and development expense as incurred. Hospira will fund the remaining development costs associated with the Products. In exchange for the development funding, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each Product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the Products. In certain instances that result in the delay or failure of the Products to be marketed (other than the failure of the Products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant.

For information on other Hospira collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2012 Form 10-K.

Note 6 — Investments

Investments include equity-method investments in which Hospira has significant influence but not the majority of the equity or risks and rewards. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. During the three months ended March 31, 2013 and 2012, Equity income from affiliates, net, including the ZHOPL equity investment, was $5.5 million and $13.1 million, respectively.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Revenue	$25.3	$34.8
Operating expenses	13.6	7.0
Operating income	11.7	27.8
Net Income	9.3	22.8

During the three months ended March 31, 2013, Hospira assessed the decline in the market value of its marketable equity securities to be other-than-temporary, primarily due to the nature and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized an impairment charge of $2.1 million in Other expense, net.

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	March 31,			Significant Unobservable Inputs
Description (dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$2.0	$—	$2.0	$—
Available-for-sale marketable equity securities	3.8	3.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.7	—	1.7	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$0.6	$—	$0.6	$—
Available-for-sale marketable equity securities	5.9	5.9	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.9	—	0.9	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	March 31, 2013		December 31, 2012
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,865.5	$1,700.0	$1,865.7

Note 8 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives, see Note 7 to Hospira’s consolidated financial statements included in Hospira’s 2012 Form 10-K.

The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	March 31,	December 31,
(dollars in millions)		2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$2.0	$0.6
	Other accrued liabilities	1.7	0.9

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives	Three Months Ended March 31,
(dollars in millions)		2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense, net	$7.0	$4.0

Note 9 — Inventories, net

Inventories, net consist of the following:

	March 31,	December 31,
(dollars in millions)	2013	2012
Finished products	$400.9	$445.6
Work in process	307.7	262.2
Materials	286.7	290.0
Total	$995.3	$997.8

Inventory reserves were $159.7 million and $126.8 million at March 31, 2013 and December 31, 2012, respectively. See Note 4 for further details regarding the increase in inventory reserves.

Note 10 — Property and equipment, net

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2013	2012
Property and equipment, at cost	$3,072.8	$3,067.5
Accumulated depreciation	(1,622.3)	(1,622.4)
Total property and equipment, net	$1,450.5	$1,445.1

Note 11 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at December 31, 2012	$1,079.1	$266.8
Additions	—	8.5
Amortization	—	(21.9)
Currency translation effect and other	1.5	(1.9)
Balance at March 31, 2013	$1,080.6	$251.5

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 10 years). Indefinite lived intangibles, principally in-process research and development ("IPR&D"), are not amortized until completion and regulatory approval. Intangible asset amortization expense was $21.9 million and $21.3 million for the three months ended March 31, 2013 and 2012, respectively. Intangible asset amortization is estimated at $63.0 million for the remainder of 2013, $72.0 million for 2014, $51.3 million for 2015, $26.2 million for 2016, and $15.5 million for 2017.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Intangible Assets
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(dollars in millions)	2013	2012	2013	2012	2013	2012
Product rights and other	$621.3	$624.2	$(406.5)	$(389.0)	$214.8	$235.2
Customer relationships	12.6	12.7	(7.3)	(6.8)	5.3	5.9
IPR&D	3.8	3.8	—	—	3.8	3.8
Technology	44.3	36.7	(16.7)	(14.8)	27.6	21.9
	$682.0	$677.4	$(430.5)	$(410.6)	$251.5	$266.8

Note 12 — Other assets

Other assets consist of the following:

	March 31,	December 31,
(dollars in millions)	2013	2012
Supplier advances	$72.7	$72.8
Net investment in sales-type leases, less current portion	27.4	27.9
All other	66.6	67.9
Total	$166.7	$168.6

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	March 31,	December 31,
(dollars in millions)	2013	2012
Minimum lease payments receivables	$43.6	$44.1
Unearned interest income	(4.8)	(5.0)
Net investment in sales-type leases	38.8	39.1
Current portion (1)	(11.4)	(11.2)
Net investment in sales-type leases, less current portion (1)	$27.4	$27.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively, in the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of March 31, 2013 and December 31, 2012, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2013	2012
Accrued rebates	$153.6	$143.4
Income taxes payable	29.7	54.3
Product recall, customer sales allowances, customer accommodations and other related accruals	93.9	56.6
Accrued returns	22.2	21.7
All other	280.3	304.3
Total Other accrued liabilities	$579.7	$580.3

See Note 4 for further details regarding the increase in Product recall, customer sales allowances, customer accommodations and other related accruals.

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2013	2012
Accrued post-retirement medical and dental costs	$51.1	$51.3
Pension liabilities	77.5	80.3
Unrecognized tax benefits, including penalties and interest	70.1	62.0
Product recall, customer sales allowances, customer accommodations and other related accruals	116.1	54.1
Accrued returns	8.3	7.1
All other	49.4	51.7
Total	$372.5	$306.5

See Note 4 and Note 16 for further details regarding the increase in Product recall, customer sales allowances, customer accommodations and other related accruals.

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Accruals for various product recalls, customer sales allowances, customer accommodations, and other related accruals were $210.0 million and $110.7 million as of March 31, 2013 and December 31, 2012, respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets. Customer sales allowance charges are recognized in Net sales, while charges associated with Product Recalls, customer accommodations, and other related costs are reported in Cost of products sold.

The following summarizes product recalls, customer sales allowances, customer accommodations, and other related accrual activity (including certain Device Strategy charges of $127.9 million, see Note 4) for the three months ended March 31, 2013:

(dollars in millions)
Balances at January 1, 2013	$110.7
Provisions	113.3
Payments	(14.0)
Balances at March 31, 2013	$210.0

See Note 4 for further details regarding the increase in the balance as of March 31, 2013.

Note 17 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees primarily in the U.S.

Net periodic benefit cost recognized for the pension plans and medical and dental plans were as follows:

	Pension Plans
	Three Months Ended March 31,
(dollars in millions)	2013	2012
Service cost for benefits earned during the period	$0.4	$0.3
Interest cost on projected benefit obligations	5.9	6.0
Expected return on plans' assets	(7.8)	(8.1)
Amortization of net actuarial losses	4.8	4.7
Net periodic benefit cost	$3.3	$2.9

	Medical and Dental Plans
	Three Months Ended March 31,
(dollars in millions)	2013	2012
Service cost for benefits earned during the period	$0.1	$—
Interest cost on projected benefit obligations	0.5	0.6
Expected return on plans' assets	—	—
Amortization of net actuarial losses	0.1	0.2
Net periodic benefit cost	$0.7	$0.8

Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations. In addition, Hospira does make discretionary contributions when management deems it is prudent to do so. Based on current Federal laws and regulations, Hospira does not have a requirement to make a cash contribution to its U.S. pension plan in 2013, nor does Hospira expect to make any discretionary cash contributions in 2013.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended March 31, 2013 and 2012 were $11.0 million and $9.4 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of March 31, 2013, Hospira had a $1.0 billion unsecured revolving credit facility maturing in October 2016. For the three months ended and as of March 31, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon charges).

On April 30, 2013, Hospira entered into an amendment to the Revolver that, among other things, permits Hospira to add back certain charges related to the items identified under the sections captioned “Certain Quality and Product Related Matters” and “Device Strategy” in Item 2 when calculating the leverage ratio. In addition, the maximum leverage ratio was increased from 3.50 to 1.00 to 3.75 to 1.00 for the periods ended March 31, 2013 through December 31, 2014, reverting to 3.50 to 1.00 thereafter. After giving effect to the amendment, Hospira was in compliance with the maximum leverage ratio, and with all other covenants in the Revolver for the period ended March 31, 2013.

In connection with the Revolver amendment, Hospira incurred various fees and expenses of approximately $0.5 million. Such fees and expenses will be amortized to interest expense over the remaining term of the Revolver.

Note 19 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward for Italy, for years 2007 forward for Australia, for years 2008 forward for the U.S. and Canada and for years 2009 forward for the United Kingdom. During 2012, the Internal Revenue Service initiated audit fieldwork of Hospira's 2010 and 2011 tax returns. Hospira estimates that within the next twelve months a decrease of up to $30 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

Note 20 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2013 and December 31, 2012, 178.5 million and 178.4 million common shares were issued and 165.4 million and 165.3 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization, which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No repurchases were made during the three months ended March 31, 2013.

Note 21 — Accumulated Other Comprehensive Loss, net of tax

Changes in Accumulated other comprehensive loss, net of taxes, consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Gains on Marketable Equity Securities(3)	Cumulative Gains on Terminated Cash Flow Hedges(1)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$48.1	$(132.4)	$0.4	$0.7	$(83.2)
Other comprehensive income (expense) before reclassifications	0.9	—	(2.1)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	3.1	2.1	—	5.2
Balance at March 31, 2013	$49.0	$(129.3)	$0.4	$0.7	$(79.2)

(1)	Net of taxes of $0.0 million as of March 31, 2013 and December 31, 2012.

(2)	Net of taxes of $76.6 million and $78.6 million as of March 31, 2013 and December 31, 2012, respectively.

(3)	Net of taxes of $(0.4) million as of March 31, 2013 and December 31, 2012.

 The following summarizes reclassifications out of accumulated other comprehensive loss:

	Three Months Ended March 31, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Line Item in the Condensed Consolidated Statement of (Loss) Income
(dollars in millions)
Impairment on marketable equity securities	$2.1	Other expense, net
	—	Income tax benefit
Net of income taxes	2.1

Amortization of pension plans actuarial losses	4.8	(1)
Amortization of medical and dental plans actuarial losses	0.1	(1)
Total before income taxes	4.9
	(1.8)	Income tax benefit
Net of income taxes	3.1

Total reclassifications for the period	$5.2

(1)	These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

Note 22 — (Loss) Earnings per Share

Basic (loss) earnings per share are computed by dividing net (loss) income by the number of weighted average common shares outstanding during the reporting period. Diluted (loss) earnings per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted (loss) earnings per share for the three months ended March 31:

(shares in millions)	2013	2012
Weighted average basic common shares outstanding	165.3	164.6
Incremental shares outstanding related to stock-based awards	—	1.2
Weighted average dilutive common shares outstanding	165.3	165.8

For the three months ended March 31, 2013, 0.7 million incremental shares related to stock-based awards were not included in the computation of diluted (loss) earnings per share because of the net loss during the three month period. The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 11.0 million and 7.9 million for the three months ended March 31, 2013 and 2012, respectively. Accordingly, these options are excluded from the diluted earnings per share calculation for these periods.

Note 23 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $11.5 million and $10.4 million was recognized for the three months ended March 31, 2013 and 2012, respectively. The related income tax benefit recognized was $4.2 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $101.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.7 years.

Stock Options

During the three months ended March 31, 2013, 1.6 million options were granted to certain employees primarily as part of the 2013 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three months ended March 31, were as follows:

	2013	2012
Volatility	30.2%	31.3%
Expected life (years)	5.1	4.8
Risk-free interest rate	0.9%	0.9%
Dividend yield	0.0%	0.0%
Fair value per stock option	$8.20	$10.03

Performance Share Awards

During the three months ended March 31, 2013, 0.2 million performance share awards were granted to key members of management primarily as part of the 2013 annual grant. These awards vest at the end of the three-year performance cycle. The amount of awards earned is based on a formula measuring performance using relative total shareholder return over interim annual periods and the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants for the three months ended March 31, were as follows:

	2013	2012
Volatility	30.8%	27.3%
Risk-free interest rate	0.4%	0.4%
Dividend yield	0.0%	0.0%
Fair value per performance share	$29.46	$51.39

Performance-Based Restricted Stock Units

During the three months ended March 31, 2013, 0.2 million performance-based restricted stock units were granted to key members of management primarily as part of the 2013 annual grant. These awards have a three-year term and vest if Hospira's stock price appreciates to a level of 120% of the fair market value on the grant date, and maintains that level of appreciation for a 30 consecutive day period.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance restricted stock units for the three months ended March 31, were as follows:

2013
Volatility	30.2%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Fair value per performance share	$20.81

Restricted Stock and Units

During the three months ended March 31, 2013, 1.1 million restricted stock and units ("restricted awards") were granted to certain employees and the non-employee directors. Hospira issues restricted awards with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted awards granted during the three months ended March 31, 2013 was $28.95 per restricted award.

Note 24 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira is involved in two patent lawsuits concerning Hospira’s Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patents 4,910,214 (“214”) (expires January 15, 2014) and 6,716,867 (“867”) (expires October 1, 2019), is pending in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz’s “Paragraph IV” notice indicating that Sandoz has filed an abbreviated new drug application (“ANDA”) with the FDA for a generic version of PrecedexTM. Hospira is seeking a judgment of infringement, injunctive relief and costs. Sandoz’s ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012, the court issued its opinion. The court ruled that: (i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid. Hospira and Sandoz have both appealed the District Court ruling to the United States Court of Appeals for the Federal Circuit. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco’s “Paragraph IV” notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira is seeking a judgment of infringement, injunctive relief and costs. Caraco’s ANDA has received tentative approval from the FDA. The case is currently stayed.

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees’ Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, second amended complaint filed March 15, 2013 and pending in the United States District Court for the Northern District of Illinois. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira’s financials and business prospects and failed to disclose material facts affecting Hospira’s financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of Q4, 2009 financial results) through October 17, 2011 (Hospira announced preliminary financial results for Q3, 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys’ fees and costs.

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

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at March 31, 2013 and December 31, 2012, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 25 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In 2013, to better reflect how the business is managed, Hospira increased its operating units to six: (i) U.S., (ii) Canada, (iii) Latin America, (iv) EMEA, (v) Asia and Japan, and (vi) Australia and New Zealand. Hospira has aggregated the U.S., Canada, and Latin America operating units within the Americas reportable segment. Hospira has also aggregated the Asia and Japan and Australia and New Zealand operating units within the APAC reportable segment. In all reportable segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended March 31:

	Net Sales		(Loss) Income from Operations
(dollars in millions)	2013	2012	2013	2012
Americas	$698.4	$770.3	$(25.7)	$90.1
EMEA	117.1	127.9	(44.2)	(4.1)
APAC	68.5	67.7	(16.8)	(7.6)
Total reportable segments	$884.0	$965.9	(86.7)	78.4
Corporate functions			(20.4)	(21.3)
Stock-based compensation			(11.5)	(10.4)
(Loss) Income from operations			(118.6)	46.7
Interest expense and other expense, net			(21.9)	(23.6)
(Loss) Income before income taxes			$(140.5)	$23.1

Net sales and (Loss) income from operations for the three months ended March 31, 2013 includes charges related to the Device Strategy. See Note 4 for further information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to execute the Device Strategy and remediate quality related matters, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. (“Hospira”) intends that these forward looking statements be covered by the safe harbor provisions for forward looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward looking statements. You should be aware that these statements and any other forward looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: (i) the continuing growth of our currently marketed products and developments with competitive products; (ii) additional actions, legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira’s business; (iii) product quality or patient safety issues, leading to product recalls or other corrective actions, withdrawals, device product remediation, replacement and retirement programs, launch delays, import and export bans or restrictions, suspensions, sanctions, seizures, litigation or declining sales; (iv) Hospira’s ability to protect intellectual property rights, including the patents related to PrecedexTM; (v) Hospira’s ability to prevail against the intellectual property rights of third parties related to our research and development pipeline; (vi) future actions of the U.S. Food and Drug Administration (“FDA”) or any other regulatory body that could delay, limit or suspend product development, or the manufacturing, registering, importing or selling of products, or result in seizures, injunctions, monetary sanctions or criminal or civil liabilities; (vii) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development; (viii) the availability and pricing of acceptable raw materials and component supply; and (ix) Hospira’s ability to realize the anticipated benefits of its continuous improvement initiatives, including any modernizing and streamlining activities.

Other important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) as updated by this Form 10-Q and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward looking statements contained in this report.

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

Generic Pharmaceutical Product Development

In 2011, Hospira adopted a program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio. As of March 31, 2013, Hospira's generic pharmaceutical pipeline consisted of 80 compounds.

Biosimilar Product Development

As of March 31, 2013, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of up to 11 compounds and updates for certain products in the pipeline include the following:

•
Celltrion completed its biosimilar development program for infliximab and submitted a dossier, and Hospira submitted a duplicate dossier, to the European Medicines Agency (“EMA”) in the first half of 2012. Celltrion submitted two dossiers for infliximab to Health Canada in late 2012;

•
in October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2015.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. (“NovaQuest”) entered into a collaborative arrangement for the following biosimilar products (the “Products”): Hospira's EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $150.0 million of development funding, and such amounts will be recorded as an offset to Research and development expense as incurred. Hospira will fund the remaining development costs associated with the Products. This agreement is in alignment with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For further information related to the NovaQuest agreement, see Note 5 to the condensed consolidated financial statements included in Item 1.

Proprietary Pharmaceutical Product Development

As of March 31, 2013, Hospira has in development the following proprietary pharmaceutical products:

•	PrecedexTM is a proprietary sedative. Hospira is engaged in the following development programs to expand the clinical use of this product:

•
in 2011, Hospira submitted additional clinical data to the FDA to support a new indication to use PrecedexTM beyond 24 hours. While Hospira has successfully gained approval for an indication to use PrecedexTM for greater than 24 hours in several non-U.S. markets, and Orion (the license holder for the product in Europe) has been successful in gaining European approval for the greater than 24 hours indication using the same body of clinical data, the FDA has not expanded PrecedexTM's indication beyond 24 hours. Hospira continues to consider clinical pathways available for expansion of its labeled indications;

•
in 2012, Hospira completed Phase III clinical trials in Japan to support a procedural sedation indication in the use of PrecedexTM. Hospira submitted the data to the Pharmaceuticals and Medical Devices Agency of Japan in 2012, and the submission is under active review with that agency;

•	in March 2013, the FDA granted pediatric exclusivity for PrecedexTM and Hospira received a six-month extension to the patents covering PrecedexTM;

•	in March 2013, Hospira received FDA approval for premix versions of PrecedexTM and in April 2013, Hospira launched new premix versions in the U.S.

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

In May 2013, Hospira announced its Device Strategy, an initiative over the next two to three years that establishes a streamlined and modernized portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation and improvement efforts. Under this initiative, Hospira will focus on investment in and development of next-generation pump technology while furthering Hospira's position in providing I.V.

clinical integration technology, which integrates infusion systems with electronic health records. In addition, Hospira's development efforts for on-market products will focus on the Plum A+TM, SapphireTM and LifeCare PCATM platforms. For further information related to the Device Strategy, see the section captioned “Device Strategy” in this Item 2.

Research and Development Expense

Hospira's research and development ("R&D") expenses were $73.8 million and $69.1 million for the three months ended March 31, 2013 and 2012. R&D expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira's R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the three months ended March 31, 2013 and 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 16% and 9% of total R&D expense, respectively. As Hospira's biosimilar development program progresses, Hospira expects that over the next several years, the amount of spending on the biosimilar program will remain a higher percentage of Hospira's total R&D expense. Other than EPO Phase III costs, the costs attributable to any other specific project were not individually material to Hospira's R&D expense line item for the periods presented.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, manufacturing start-up, product validation and registration charges, exit costs, and contract termination costs.

Facilities Optimization and Capacity Expansion

In 2013, Hospira continues to advance construction in Visakhapatnam (“Vizag”), India of specialty injectable manufacturing capacity, which began in 2011. Capital expenditures and related start-up charges are anticipated for this three-to five-year project, with the first commercial production expected in the second half of 2014 and with production increases expected in the subsequent twelve to twenty-four months. In aggregate, Hospira estimates Vizag capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total Vizag capital expenditures of $166.0 million through March 31, 2013, including $12.9 million for the three months ended March 31, 2013. Vizag facility related capital expenditures in 2013 are expected to be approximately $90 million with the remaining amounts to be incurred in subsequent years.

Hospira currently manufactures certain oncology drugs at Hospira's joint venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in Ahmedabad, India. Hospira continues to advance its plans, initiated in 2011 and continuing through 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product-related) and registration costs in the aggregate of approximately $170 million to $190 million. In aggregate, charges incurred through March 31, 2013 were $25.4 million, primarily related to start-up and facility validation activities and recorded in Cost of products sold. For the three months ended March 31, 2013 and 2012, charges of $3.7 million and $1.9 million, respectively, were recorded in Cost of products sold. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith.

Furthermore, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditure will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the sections captioned “Certain Quality and Product Related Matters” and "Device Strategy" in this Item 2.

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operations.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific operations. In late 2012 and continuing in 2013, Hospira incurred costs, primarily in the APAC and EMEA segments, to optimize the commercial organizational structure and exit device products in certain APAC markets. The aggregate costs include primarily severance charges of $7.9 million and contract termination charges of $3.1 million. Of the aggregate costs, $4.1 million and $6.9 million were incurred in the three months ended March 31, 2013 and December 31, 2012, respectively.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of (loss) income line items as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Cost of products sold	$3.7	$1.9
Restructuring and impairment	4.1	—
Total charges	$7.8	$1.9

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

Warning Letter Matters

Warning Letter (April 2010) and Related Matters

In April 2010, Hospira received a Warning Letter from the FDA ("2010 Warning Letter") in connection with the FDA's inspections of Hospira's pharmaceutical and device manufacturing facilities located in Clayton, North Carolina, and Rocky Mount, North Carolina. In the 2010 Warning Letter, the FDA cited current good manufacturing practice deficiencies related to particulate in certain emulsion products at the Clayton facility and the failure to adequately validate the processes used to manufacture products at the Rocky Mount facility. The 2010 Warning Letter also asserted other inadequacies, including procedures related to the Quality Control unit, investigations and medical reporting obligations. The 2010 Warning Letter does not restrict production or shipment of Hospira's products from these facilities.

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities. In March 2013, the FDA issued a Form 483 listing observations after inspection of the Rocky Mount facility which identified further areas for remediation and improvement. A number of the observations deal with matters for which remediation was already underway but not yet complete or are matters previously self-identified for remediation by Hospira that were scheduled to be addressed in the latter part of Hospira's remediation and modernization plans. Hospira responded to the specific FDA observations received in March 2013, and continues to seek input from the FDA regarding the scope and timing of remediation efforts at the facility.

Warning Letter (August 2012) and Related Matters

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

In November 2012, the FDA issued an import alert that prohibits the importation of SymbiqTM infusion pumps into the U.S., and on February 13, 2013, the FDA expanded the import alert. The expansion received on February 13, 2013 prohibits the importation into the U.S. of the PlumTM, GemStarTM, and LifeCare PCATM infusion pumps which are manufactured in Hospira's Costa Rica facility. The FDA's import alert did not restrict the importation of Hospira's other medication management products, including consumables or Hospira's other infusion pumps accessories. Following the February 2013 FDA notification, other regulatory agencies have restricted the supply of new Plum™ and GemStarTM infusion pumps into certain international markets for an initial period of 90 days due to the number of current field safety notices and the recent temporary suspension of Hospira's infusion pump certifications. Hospira cannot predict when the FDA import alert, or other regulatory restrictions or suspensions for the above infusion devices will end. The FDA import alert is not expected to be lifted until re-inspection of the Costa Rica facility, and perhaps other related facilities, occurs and the FDA is satisfied with the results. For certain international markets, after the 90 days, the certifications suspension may be lifted or extended, or the certificates could be revoked. In the interim, Hospira intends and continues to support the repair and service of all impacted pumps to existing customers.

Hospira's Response to Warning Letters and Related Matters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (the FDA's Warning Letters are publicly available on the FDA's website). Hospira has submitted comprehensive remediation plans to address the items raised in the 2010 Warning Letter and 2012 Warning Letter and related subsequent Form 483 observations. The remediation plans involve commitments by Hospira to enhance its facilities, employee training, quality processes and procedures, and technology. For certain remediation plans, Hospira has engaged third-party experts to assist with the remediation activities, established remediation project management teams, deployed new site leadership, and is hiring additional permanent employees in the manufacturing operations and quality organizations. Hospira will continue to work through the commitments made in its remediation plans or responses and interact and work closely with the FDA to ensure that all items noted in the Warning Letters and related subsequent Form 483s are appropriately addressed.

While Hospira has submitted remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Until the violations are corrected, Hospira may be subject to additional regulatory action by the FDA or other regulatory bodies. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA, or other regulatory agencies, will be satisfied with Hospira's response or corrective actions.

The above disclosures include information about Form 483 observations relevant to the facilities subject to a warning letter. All of Hospira's manufacturing facilities and related operations are subject to routine FDA inspections and some of those facilities have received Form 483 observations or FDA-issued untitled letters or comparable inspection results from other governmental regulatory agencies, which are not included above. Hospira is working to ensure all of its facilities and quality policies, procedures and processes align with the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for strengthening quality, compliance and production processes at other facilities. For example, third-party oversight and consulting costs for remediation activities have been and will continue to be incurred at a number of other manufacturing sites.

Device Remediation Matters

Comprehensive Medication Management Product Review

Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. Hospira completed the product review investigations in 2013. As an outcome of the reviews, certain remediation actions, such as product recalls which require deployment of a fix to the installed customer base, design history file updates, incorporation of certain corrective actions into new production or other corrective or preventive actions for Hospira’s medication management products will continue to be advanced over the next few years. Examples of such remediation actions include deployment of a remediated battery and door roller assembly on the Plum A+TM pumps and deployment of a remediated door on the LifeCare PCATM infusion pumps to the installed customer base.

In May, 2013, Hospira announced its Device Strategy, which builds on Hospira's comprehensive device review of its global installed base of infusion pumps. In this regard, see matters discussed under the caption “Device Strategy” and "Product Development and Product Launches - Device Product Development" in this Item 2.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of (loss) income as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Warning Letters Related
Third-party oversight and consulting	$16.2	$18.6
Other charges (primarily extended production downtime related costs and failure to supply penalties)	4.9	14.9
Inventory charges	—	3.4
Device Product Related
Third party consulting and other charges (product review and remediation activities)	4.5	1.2
Corrective action (credits) charges	(14.9)	2.2
Total Charges	$10.7	$40.3

In 2013, Hospira expects to incur aggregate charges of approximately $100 million related to these quality and product related matters which are primarily for third-party oversight and consulting and device remediation actions. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. The corrective action credits of $(14.9) million in the three months ended March 31, 2013, were due to the change in the expected corrective actions which no longer includes deployment of fixes for certain products as such products are part of the retirement and replacement programs under the Device Strategy.

In addition to the charges incurred for these certain quality and product related matters, Hospira has, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the “Facilities Optimization and Capacity Expansion” section within this Item 2.

Hospira takes all of these matters seriously and attempts to respond fully, and in a timely manner, to the FDA and other regulatory agencies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified above. For more information about risks related to these matters, see the section captioned “Hospira’s issues with its quality systems and processes could have an adverse effect upon Hospira’s business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products” in “Item 1A Risk Factors” of Hospira's 2012 Form 10-K.

Device Strategy
On May 1, 2013, Hospira announced its Device Strategy, an initiative that establishes a streamlined and modernized product portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. Actions over the next two to three years include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening its device quality systems/processes and (iii) developing next generation technology with additional safety features to support further modernization of its installed base.

The Device Strategy builds on Hospira's recently completed comprehensive device review of its global installed base of infusion pumps. Hospira communicated the new strategy to the FDA and other global regulatory agencies, and is working with these agencies to gain alignment.

Under the retirement and replacement actions, Hospira will focus on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Hospira anticipates, among alternatives to be provided to customers, that it will offer customer sales allowances and/or accommodations which may be used as a credit for transition to alternative technology. The majority of the activity includes:

•	retirement of the SymbiqTM infusion device and older legacy PlumTM pumps, replacing these devices with Plum A+TM pumps and future innovations to the PlumTM platform currently under development;

•
retirement of GemStarTM ambulatory pumps, replacing these devices with SapphireTM pumps in markets where the device is available, such as Canada and certain countries in Europe, and in the U.S. and other markets upon regulatory clearance. Hospira markets and distributes the SapphireTM pump through a distribution agreement with Q Core Medical, Ltd.; and

•	retirement of older legacy PCA pumps, replacing these devices with LifeCare PCATM or SapphireTM pumps.

Hospira will continue to support the affected pumps during the retirement and replacement period.

In connection with the Device Strategy, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pretax basis. The total estimated aggregate charges include pre-tax cash costs of approximately $240 million to $290 million. Major types of cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; and (iii) pump retirement and replacement program administration, quality systems/process improvement costs and other costs. Further, of the total pre-tax charges, approximately $60 million relates to non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment, and Hospira-owned pumps in service.

The charges incurred for the above Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended March 31, 2013	Line Item in the Condensed Consolidated Statement of (Loss) Income
(dollars in millions)
Customer sales allowances	$104.3	Net sales
Contract termination and collection and destruction costs	23.6	Cost of products sold
Inventory charges	48.9	Cost of products sold
Other asset impairments	4.7	Restructuring and impairment
Total charges	$181.5

The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges. In this regard, see matters discussed in the “Certain Quality and Product Related Matters” section within this Item 2.

For more information about risks related to these matters, see the sections captioned “Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results.” in Part II Item 1A. Risk Factors of this 2013 Form 10-Q.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over its efforts to market generic pharmaceutical products and with companies regarding Hospira's PrecedexTM patents. Upon the expiration of the patents covering Precedex, and subject to ongoing life-cycle management programs, Hospira's PrecedexTM sales could be significantly impacted in the future. For further details regarding Hospira's patents and other patent related litigation, see section captioned "Product Development and Product Launches" within this Item 2, and see Note 24 to the condensed consolidated financial statements included in Item 1 of this document.

In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. oxaliplatin market on June 30, 2010, and re-launched its products pursuant to a royalty-free license after August 9, 2012.

For more information about risks related to these matters, see the sections captioned “If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products” and “If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed” in “Item 1A. Risk Factors” of Hospira's 2012 Form 10-K.

Results of operations for the three months ended March 31, 2013 compared to March 31, 2012

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2013	2012	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$511.0	$457.7	11.6%	11.9%
Medication Management	98.8	213.2	(53.7)%	(53.4)%
Other Pharma	88.6	99.4	(10.9)%	(10.8)%
Total Americas	698.4	770.3	(9.3)%	(9.1)%
Europe, Middle East & Africa ("EMEA")—
Specialty Injectable Pharmaceuticals	82.3	76.2	8.0%	7.0%
Medication Management	18.3	30.8	(40.6)%	(41.6)%
Other Pharma	16.5	20.9	(21.1)%	(20.6)%
Total EMEA	117.1	127.9	(8.4)%	(9.1)%
Asia Pacific ("APAC")—
Specialty Injectable Pharmaceuticals	58.2	52.5	10.9%	12.6%
Medication Management	7.4	12.2	(39.3)%	(39.3)%
Other Pharma	2.9	3.0	(3.3)%	(3.3)%
Total APAC	68.5	67.7	1.2%	2.5%
Net Sales(2)	$884.0	$965.9	(8.5)%	(8.3)%

Specialty Injectable Pharmaceuticals ("SIP") include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing.

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

(2)
Net sales includes the impact of the $104.3 million sales allowances charge related to the Device Strategy initiative. Excluding this charge, Net sales increased 2.3%, or 2.5% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" in this Item 2 for further information.

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the sections "Certain Quality and Product related Matters" and "Device Strategy" of this Item 2 for further information.

Americas

Net sales in the Americas segment decreased (9.3)%, or (9.1)% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to several factors, including certain base product price increases in the U.S. initiated in the second half of 2012 and continuing in 2013. In addition, net sales of SIP increased due to the mid 2012 re-launch of oxaliplatin in the U.S. and continued volume growth of the proprietary sedation drug PrecedexTM. This growth was partially offset by the expected price erosion on docetaxel following its 2011 launch. Excluding the impact of the Device Strategy charge, Medication Management net sales decreased, primarily due to the FDA expanded import alert issued on February 13, 2013 which prohibits the importation into the U.S. of the SymbiqTM, PlumTM, GemStarTM, and LifeCare PCATM infusion pumps. Other Pharma net sales decreased due to lower solution and nutritional volumes.

EMEA

Net sales in the EMEA segment decreased (8.4)% or (9.1)% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to continued strong sales volume of biosimilar products NivestimTM and RetacritTM. Excluding the impact of the Device Strategy charge, Medication Management net sales were flat in 2013 compared to 2012. In both periods, Net sales primarily included dedicated sets for PlumTM and GemStarTM infusion pumps. Other Pharma net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 1.2% or 2.5% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to higher sales of an oncology product, paclitaxel, in China and continued growth of PrecedexTM in Japan. Hospira established a direct presence in China in mid-2012. Excluding the impact of the Device Strategy charge, Medication Management net sales were lower primarily due to lower sales volumes on PlumTM and GemStarTM infusion pumps and dedicated sets.

Gross Profit (Net sales less Cost of product sold)

			Percent
Three months ended March 31 (dollars in millions)	2013	2012	change
Gross profit	$150.1	$300.0	(50.0)%
As a percent of net sales	17.0%	31.1%

Gross profit decreased $(149.9) million, or (50.0)%, for the three months ended March 31, 2013, compared with the same period in 2012.

Gross profit decreased in the first quarter of 2013 primarily due to charges of $176.8 million related to the Device Strategy initiative. Gross profit also decreased in the first quarter of 2013 due to lower docetaxel sales and lower device sales primarily as a result of the FDA import alert, and higher manufacturing spending related to strengthening quality, compliance and production processes. These decreases were partially offset by strong PrecedexTM sales in the U.S., higher pricing on SIP products in the U.S. initiated in the second half of 2012 and lower charges associated with certain quality and product related matters.

Restructuring and Impairment

			Percent
Three months ended March 31 (dollars in millions)	2013	2012	change
Restructuring and impairment	$8.8	$—	nm
As a percent of net sales	1.0%	0.0%
nm - Percentage change is not meaningful.

Restructuring and impairment was $8.8 million for the three months ended March 31, 2013 and included charges related to the APAC and EMEA segments other restructuring-related activities and asset impairment charges related to the Device Strategy.

Research and Development

			Percent
Three months ended March 31 (dollars in millions)	2013	2012	change
Research and development	$73.8	$69.1	6.8%
As a percent of net sales	8.3%	7.2%

R&D increased $4.7 million, or 6.8%, for the three months ended March 31, 2013, compared with the same period in 2012 primarily due to higher spending on a clinical trial for EPO in the U.S., generic pharmaceuticals product development for global expansion, regulatory product filing fees, and increased investment in R&D infrastructure.

Selling, General and Administrative

			Percent
Three months ended March 31 (dollars in millions)	2013	2012	change
Selling, general and administrative	$186.1	$184.2	1.0%
As a percent of net sales	21.1%	19.1%

Selling, general and administrative increased slightly for the three months ended March 31, 2013, compared with the same period in 2012, due to increased employee-related compensation costs.

Interest Expense and Other Expense, Net

Hospira incurred interest expense of $19.6 million for the three months ended March 31, 2013 and $22.2 million in the same period in 2012. The decrease was primarily due to higher capitalized interest related to construction in progress. Other expense, net was $2.3 million for the three months ended March 31, 2013, compared to of $1.4 million for the three months ended March 31, 2012. In 2013, Other expense, net included $2.1 million for a marketable equity securities investment impairment.

Income Tax Benefit

The effective tax rate was a benefit of (41.6)% for the three months ended March 31, 2013, compared to a benefit of (17.3)% for the same period in 2012. The tax benefit during both periods resulted from higher quality and device-related charges incurred in higher tax rate jurisdictions. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 includes a discrete tax benefit of $13.8 million related to 2012 in the first quarter of 2013. Without this item, the effective tax rate was a benefit of (31.7%).

In 2012 the Internal Revenue Service ("IRS") commenced the audit of Hospira's 2010 and 2011 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Hospira estimates that a decrease of up to $30 million in the balance of unrecognized tax benefits could occur within the next twelve months.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $5.5 million during the three months ended March 31, 2013 compared to $13.1 million for the same period in 2012. The decrease is primarily due to lower income from Hospira’s joint venture associated with docetaxel.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, certain acquisitions, capital expenditures, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and under other borrowings including uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into further development alliances and collaborations to fund research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in continuous improvement, quality-related activities, and device strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at March 31, 2013, approximately $442 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.
Hospira has incurred and expects to incur further charges and higher capital expenditures related to certain quality and product-related matters, the device strategy, and continuous improvement activities that will require cash outflows in the future. These matters are further discussed under sections captioned "Certain Quality and Product Related Matters," "Device Strategy," and "Continuous Improvement Activities" in this Item 2. Hospira currently believes current capital resources will be sufficient to fund capital expenditures and costs associated with these activities.

Specific to acquisitions, the capital resources referred to above will be used to fund the pending transaction to acquire Orchid's penem and penicillin API business for approximately $218 million in cash, expected to be completed in 2013. In addition to the advance payment of a portion of the purchase price to be settled at closing of $15.0 million, Hospira has and may continue to make advances to Orchid for certain API products, some of which may be settled upon the pending close of the transaction or settled upon receipt of the API products. The outstanding Orchid advances of $43.1 million as of March 31, 2013 are interest bearing, primarily unsecured and subject to credit risk.
Hospira has advanced a cumulative $60 million to Celltrion through March 31, 2013 for the expected purchase of certain biosimilar products. Additional supplier advances in aggregate of $40 million for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.
Summary of Sources and (Uses) of Cash

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Operating activities	$20.8	$87.0
Investing activities	(75.1)	(67.8)
Financing activities	14.1	32.6

Operating Activities

Net cash provided by operating activities decreased in the three months ended March 31, 2013, compared with the same period in 2012. Net cash provided by operating activities in the three months ended March 31, 2013, and to a slightly lesser extent, the same period in 2012, was impacted by lower operating earnings due to investments in strengthening quality, manufacturing and compliance functions. In addition, the decrease is due to higher inventories and higher payments in 2013 related to product recalls, incentive compensation and joint venture profit-sharing.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2013 was slightly higher compared with the same period in 2012 primarily due to payments associated with a distribution and collaboration agreement.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2013 was $14.1 million compared to $32.6 million with the same period in 2012. In the three months ended March 31, 2012, and to a lesser extent, the same period in 2013 Hospira increased borrowing to support non-U.S. operations.

Debt and Capital

As of March 31, 2013, Hospira had a $1.0 billion unsecured revolving credit facility (“Revolver”) maturing in October 2016. For the three months ended and as of March 31, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain non-cash items and agreed-upon charges).

On April 30, 2013, Hospira entered into an amendment to the Revolver that, among other things, permits Hospira to add back certain charges related to the items identified under the sections captioned “Certain Quality and Product Related Matters” and “Device Strategy” in Item 2 when calculating the leverage ratio. In addition, the maximum leverage ratio was increased from 3.50 to 1.00 to 3.75 to 1.00 for the periods ended March 31, 2013 through December 31, 2014, reverting to 3.50 to 1.00 thereafter. After giving effect to the amendment, Hospira was in compliance with the maximum leverage ratio, and with all other covenants in the Revolver for the period ended March 31, 2013.

In connection with the Revolver amendment, Hospira incurred various fees and expenses of approximately $0.5 million. Such fees and expenses will be amortized to interest expense over the remaining term of the Revolver.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2012 Form 10-K. There have been no material changes to the short-term borrowing information provided in Hospira’s 2012 Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2012 Form 10-K, except for matters discussed in the section captioned "Device Strategy" in this Item 2.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to Hospira’s consolidated financial statements, which are included in Hospira’s 2012 Form 10-K. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in Item 7 in the 2012 Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at March 31, 2013 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $0.4 million would increase by $7.4 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at March 31, 2013 by replacing the actual exchange rates at March 31, 2013 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

There have been no other material changes to the information provided in Item 7A to Hospira’s 2012 Form 10-K.

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

Changes in internal controls. Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 24 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in Hospira's Risk Factors as disclosed in Hospira’s 2012 Form 10-K, except for the following additional risks:

Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results.

In May 2013, Hospira announced its global Device Strategy, an initiative to establish a streamlined and modernized infusion pump portfolio to address customer needs and position the company for future innovation and growth, while supporting continued advancement of device remediation and improvement efforts. The Device Strategy is described in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” under the section captioned “Device Strategy.” As described in Item 2, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pre-tax basis.

This initiative will be implemented over the next two to three years, and will include the continued involvement of and interaction with the FDA and other regulatory agencies. While Hospira has met with these agencies to gain alignment on the device strategy, there can be no assurance that these or other regulatory agencies will be satisfied with Hospira's actions or implementation of the strategy in the future, which could impact Hospira's ability to implement the Device Strategy in a timely manner or could prevent Hospira from realizing all of the expected benefits of the Device Strategy. In addition, there can be no assurance that the FDA or other regulatory agencies will not impose additional restrictions on the manufacture, distribution, sale or marketing of products in the company's device business, including the company's infusion pumps, administration sets or other device products. It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, continued dialogue with regulatory agencies, or other actions Hospira may be required to undertake in furtherance of the strategy.

Hospira cannot be certain that it will have sufficient production capacity and appropriate regulatory clearance to meet the demand for replacement devices required to support the Device Strategy. As a result of such Device Strategy, Hospira's customers may elect not to continue using Hospira as a supplier of infusion devices. Many of Hospira's pump customers also purchase a variety of other medication management products, including administration sets and other device products. If a significant number of Hospira customers discontinue using Hospira's pump platform, Hospira's business and financial results may suffer, and sales of other medication management products could be adversely impacted.

Hospira's proposed acquisition of an API business from Orchid may not result in the expected benefits, or may not be completed in a timely or cost-effective matter, or at all.

In August 2012, Hospira entered into an agreement with Orchid to acquire a penem and penicillin active pharmaceutical ingredient ("API") business. Orchid currently supplies these APIs and other API's to Hospira and other third-parties. Until the acquisition closes, Hospira will continue to work with Orchid to ensure continuity of supply of those APIs. Hospira has been working closely with Orchid and has developed a plan that we believe will ensure no disruption in API supply prior to closing of the transaction. Hospira cannot guarantee that those efforts or the plan will be successful, and as a result, Hospira may not be able to obtain sufficient quantities of these materials prior to closing, which could impact the manufacture and sale of certain of Hospira's products and its sales and profitability could be adversely impacted, including penalties for failure to supply products to certain of Hospira's customers. The agreement contains customary covenants by the parties, and is subject to customary closing conditions and approvals. It is possible that the agreement may be further modified by the parties prior to closing to reflect additional negotiations, regulatory or other considerations. While Hospira expects to close the transaction in 2013, there can be no assurance that the transaction will be consummated during that time period, or at all.

In addition, Hospira has made certain advances to Orchid for certain API products, some of which may be settled upon the close of this transaction. There can be no assurance that Hospira will realize the expected benefits of such advances, or based upon the creditworthiness or other circumstances of Orchid, may not receive a reimbursement of the advanced payments, which could adversely impact Hospira's results of operations for the impacted period.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the first quarter of 2013.

	Total Number of Shares	Average Price	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or
Period	Purchased (1)	Paid per Share	Programs	Programs (2)
January 1-January 31, 2013	1,800	$34.85	0	$800,000,000
February 1-February 28, 2013	3,100	29.20	0	800,000,000
March 1-March 31, 2013	3,000	31.90	0	800,000,000
Total	7,900	$31.51	0	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

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

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: May 1, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Amendment No. 3 to the Business Transfer Agreement dated March 13, 2013 by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Hospira Healthcare India Private Limited. (Pursuant to Section 601(b)(2) of Regulation S-K, the schedules to the Business Transfer Agreement have been omitted and Hospira, Inc. undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)**

2.2	Amendment to the Business Transfer Agreement dated March 13, 2013 by and among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited.**

10.1	Summary of 2013 Terms of Employment for Named Executive Officers.*

10.2	Form of Performance Share Unit Award Agreement to F. Michael Ball for awards made to him on or after February 27, 2013.*

10.3	Form of Restricted Stock Unit Award Agreement to F. Michael Ball for awards made to him on or after February 27, 2013.*

10.4	Form of Performance Based Restricted Stock Unit Award Agreement to F. Michael Ball for awards made to him on or after February 27, 2013. *

10.5	Form of Non-Qualified Stock Option Terms to F. Michael Ball for awards made to him on or after February 27, 2013.*

10.6	Form of Performance Share Unit Award Agreement for awards made to officers on or after February 27, 2013.*

10.7	Form of Restricted Stock Unit Award Agreement for awards made to officers on or after February 27, 2013.*

10.8	Form of Performance Based Restricted Stock Unit Award Agreement for awards made to officers on or after February 27, 2013.*

10.9	Form of Non-Qualified Stock Option Terms for awards made to officers on or after February 27, 2013.*

10.10	Hospira, Inc. Non-Employee Directors' Fee Plan, as amended.*

10.11	Form of Non-Employee Director Restricted Stock Award Agreement for awards made on or after February 27, 2013.*

10.12	Amendment No. 1 to the Credit Agreement, dated April 30, 2013, among Hospira, Inc., the Lenders and Agents named therein.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 1, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of (loss) income and comprehensive (loss) income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.