Form 10-Q
period 2013-06-30
HOSPIRA INC
filed 2013-07-31
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 29, 2013, Registrant had outstanding 165,649,102 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,026.2	$1,033.3	$1,910.2	$1,999.2

Cost of products sold	707.5	749.8	1,441.4	1,415.7
Restructuring and impairment	2.9	32.2	11.7	32.2
Research and development	74.4	83.6	148.2	152.7
Selling, general and administrative	189.2	169.9	375.3	354.1
Total operating costs and expenses	974.0	1,035.5	1,976.6	1,954.7
Income (Loss) From Operations	52.2	(2.2)	(66.4)	44.5

Interest expense	19.9	21.0	39.5	43.3
Other expense, net	10.1	8.6	12.4	9.9
Income (Loss) Before Income Taxes	22.2	(31.8)	(118.3)	(8.7)
Income tax benefit	(6.2)	(22.3)	(64.5)	(26.4)
Equity income from affiliates, net	(4.5)	(7.0)	(10.1)	(20.1)
Net Income (Loss)	$32.9	$(2.5)	$(43.7)	$37.8

Earnings (Loss) Per Common Share:
Basic	$0.20	$(0.02)	$(0.26)	$0.23
Diluted	$0.20	$(0.02)	$(0.26)	$0.23
Weighted Average Common Shares Outstanding:
Basic	165.5	165.1	165.4	164.9
Diluted	166.3	165.1	165.4	165.9

Comprehensive (Loss) Income :
Foreign currency translation adjustments, net of taxes $0.0 million	$(134.7)	$(71.3)	$(133.8)	$(29.8)
Pension liability adjustments, net of taxes $(1.9) million and $(1.8) million for the three months ended June 30, 2013 and 2012, respectively, and $(3.7) million and $(4.5) million for the six months ended June 30, 2013 and 2012, respectively.	3.0	2.9	6.1	6.4
Unrealized gains on marketable equity securities, net of taxes $0.0 million	—	(4.8)	—	(1.0)
Reclassification of gains on terminated cash flow hedges, net of taxes $0.1 million and $0.0 million for the three months ended June 30, 2013 and 2012, respectively, and $0.1 million and $0.0 million for the six months ended June 30, 2013 and 2012, respectively.	(0.1)	—	(0.1)	0.1
Other comprehensive loss	(131.8)	(73.2)	(127.8)	(24.3)
Net Income (Loss)	32.9	(2.5)	(43.7)	37.8
Comprehensive (Loss) Income	$(98.9)	$(75.7)	$(171.5)	$13.5

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2013	2012
Cash Flow From Operating Activities:
Net (loss) income	$(43.7)	$37.8
Adjustments to reconcile net (loss) income to net cash from operating activities-
Depreciation	84.7	82.3
Amortization of intangible assets	43.5	41.8
Stock-based compensation expense	20.7	20.1
Undistributed equity income from affiliates	(10.1)	(20.1)
Distributions received from equity affiliates	30.1	—
Deferred income taxes	(59.2)	(25.3)
Impairment and other asset charges	64.8	47.0
Gains on disposition of assets	—	(0.9)
Changes in assets and liabilities-
Trade receivables	(34.6)	3.0
Inventories	(110.0)	5.6
Prepaid expenses and other assets	(49.7)	(44.9)
Trade accounts payable	3.4	(8.5)
Other liabilities	101.7	76.4
Other, net	9.0	1.8
Net Cash Provided by Operating Activities	50.6	216.1

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(152.7)	(137.4)
Purchases of intangibles and other investments	(9.9)	(7.8)
Proceeds from disposition of businesses and assets	1.4	8.3
Net Cash Used in Investing Activities	(161.2)	(136.9)

Cash Flow From Financing Activities:
Other borrowings, net	32.4	42.3
Excess tax benefit from stock-based compensation arrangements	0.5	1.8
Proceeds from stock options exercised	6.1	4.8
Net Cash Provided by Financing Activities	39.0	48.9

Effect of exchange rate changes on cash and cash equivalents	(17.3)	(5.3)

Net change in cash and cash equivalents	(88.9)	122.8
Cash and cash equivalents at beginning of period	772.1	597.5
Cash and cash equivalents at end of period	$683.2	$720.3

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$51.4	$51.3
Income taxes, net of refunds	$19.4	$0.7
Accrued capital expenditures	$18.4	$8.9

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$683.2	$772.1
Trade receivables, less allowances of $12.9 in 2013 and $12.7 in 2012	667.5	646.9
Inventories, net	1,032.8	997.8
Deferred income taxes	199.8	214.4
Prepaid expenses	83.5	53.9
Other receivables	91.2	75.3
Total Current Assets	2,758.0	2,760.4
Property and equipment, net	1,452.8	1,445.1
Intangible assets, net	218.6	266.8
Goodwill	1,063.1	1,079.1
Deferred income taxes	327.4	296.8
Investments	37.3	71.8
Other assets	157.7	168.6
Total Assets	$6,014.9	$6,088.6
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$459.2	$28.9
Trade accounts payable	273.0	276.0
Salaries, wages and commissions	156.0	144.0
Other accrued liabilities	581.8	580.3
Total Current Liabilities	1,470.0	1,029.2
Long-term debt	1,301.9	1,706.8
Deferred income taxes	3.1	4.4
Post-retirement obligations and other long-term liabilities	342.8	306.5
Commitments and Contingencies
Total Shareholders' Equity	2,897.1	3,041.7
Total Liabilities and Shareholders' Equity	$6,014.9	$6,088.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2013	165.3	$1.8	$(599.8)	$1,790.8	$1,932.1	$(83.2)	$3,041.7
Net loss	—	—	—	—	(43.7)	—	(43.7)
Other comprehensive loss	—	—	—	—	—	(127.8)	(127.8)
Changes in shareholders' equity related to incentive stock programs	0.3	—	—	26.9	—	—	26.9
Balances at June 30, 2013	165.6	$1.8	$(599.8)	$1,817.7	$1,888.4	$(211.0)	$2,897.1

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

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists " ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. Hospira is currently evaluating the impact of ASU 2013-11 on its condensed consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of accumulated other comprehensive (loss) on the respective line items of net income (loss) and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance. See Note 21 for the disclosures resulting from adoption of this guidance.

Significant Accounting Policies

Supplier Advances

Hospira has advanced a cumulative $60.0 million to Celltrion through June 30, 2013 for the expected purchase of certain biosimilar products. Additional supplier advances for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Hospira has and may continue to make advances to Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to supply certain active pharmaceutical ingredient ("API") products, some of which may be settled upon the close of the pending acquisition transaction described in Note 2 or settled upon receipt of API products. The outstanding advances to this supplier were $45.1 million as of June 30, 2013.

Total supplier advances were $101.8 million and $92.9 million as of June 30, 2013 and December 31, 2012, respectively, and are included in Prepaid expenses and Other assets, in the condensed consolidated balance sheets. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk.

Concentration of Risk

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government-supported customers or distributors, including those in Italy, Spain, Portugal and Greece, among other European countries, where credit and economic conditions continue to present challenges. While the European economic recession has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition, Hospira monitors economic conditions and other fiscal developments in these countries. As of June 30, 2013, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $101.3 million (gross) and $97.4 million (net of allowances). Of these net trade receivables, $41.0 million and $43.1 million related to customers in Italy and Spain, respectively. As of June 30, 2013, 91.5% of the Italy and 92.9% of the Spain net receivables were from public hospitals primarily funded by the government.

Note 2 — Business Acquisition

Orchid

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk (see Note 1 for further information regarding advances to Orchid). In addition, supply advances to Orchid made subsequent to the Agreement and outstanding as of closing would be re-characterized as an advanced payment of the purchase price to be settled at closing. The pending acquisition includes a U.S. Food and Drug Administration ("FDA") approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending closing. During the three and six months ended June 30, 2013, Hospira incurred $1.1 million and $2.8 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2013. Cumulative acquisition and integration-related costs as of June 30, 2013 were $3.8 million.

The Agreement contains customary covenants by Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. The customary closing conditions include Orchid transferring the business and related assets to Hospira with satisfactory release of encumbrances, which may be delayed as Orchid attempts to obtain creditor and other necessary approvals, among other factors. Hospira expects to close the transaction in 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

Note 3 — Restructuring Actions

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base. Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefit costs, impairments, other asset (inventory) charges, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization

In June 2012, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million, which is reported in Restructuring and impairment for the three and six months ended June 30, 2012. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operation.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific operations. In June 2012, Hospira initiated plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million during the three and six months ended June 30, 2012, which is reported in Restructuring and impairment. In addition, Hospira incurred other asset (inventory) charges of $4.9 million, and $0.9 million of contract termination charges related to the product line discontinuation during the three and six months ended June 30, 2012, both of which are reported in Cost of products sold.

In late 2012 and continuing into 2013, Hospira incurred costs, primarily in the Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") segments, to optimize the commercial organizational structure and exit device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and include primarily severance charges of $8.4 million and contract termination charges of $3.1 million. Of the aggregate costs, $4.6 million were incurred in the six months ended June 30, 2013 and $6.9 million were incurred in the three months ended December 31, 2012.

Restructuring Actions Activity

The following summarizes the aggregate restructuring activity for the six months ended June 30, 2013:

(dollars in millions)	Employee-Related Benefit Costs	Other	Total
Balance at January 1, 2013	$3.5	$3.6	$7.1
Costs incurred	4.6	—	4.6
Payments	(2.7)	(1.5)	(4.2)
Balance at June 30, 2013	$5.4	$2.1	$7.5

Note 4 — Device Strategy

On May 1, 2013, Hospira announced its new Device Strategy, and launched an initiative over the next two to three years that establishes a streamlined and modernized product portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. Actions over the next two to three years include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening its device quality systems/processes and (iii) developing next generation technology with additional safety features to support further modernization of its installed base. Under the retirement and replacement actions, Hospira will focus on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Hospira anticipates, among alternatives to be provided to customers, that it will offer customer sale allowances and/or accommodations which may be used as a credit for transition to alternative technology.

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

The charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)
Customer sales allowances	$—	$104.3	Net sales
Customer accommodations, contract termination, collection and destruction and other costs	17.7	41.3	Cost of products sold
Inventory (credits) charges	(3.1)	45.8	Cost of products sold
Other asset impairments and accelerated depreciation	2.4	7.1	Restructuring and impairment
Total charges	$17.0	$198.5

See Note 16 for Device Strategy related and other accrual activity for the six months ended June 30, 2013.

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

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. (“NovaQuest”) entered into a collaborative arrangement for the following biosimilar products (the “Products”): Hospira's erythropoietin (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $150.0 million of development funding, and such amounts will be recorded as an offset to Research and development expense as incurred. In exchange for the development funding, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each Product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the Products. In certain instances that result in the delay or failure of the Products to be marketed (other than the failure of the Products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. During the three and six months ended June 30, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $14.3 million to Research and development expense.

For information on other Hospira collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2012 Form 10-K.

Note 6 — Investments

Investments include equity-method investments in which Hospira has significant influence but not the majority of the equity or risks and rewards. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. Equity income from affiliates, net, including the ZHOPL equity investment, was $4.5 million and $7.0 million for the three months ended June 30, 2013 and 2012, respectively. Equity income from affiliates, net, including the ZHOPL equity investment, was $10.1 million and $20.1 million for the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, distributions received from ZHOPL were $30.1 million. No distributions were received from ZHOPL during the six months ended June 30, 2012.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Six Months Ended June 30,
(dollars in millions)	2013	2012
Revenue	$49.1	$69.7
Operating expenses	25.5	17.0
Operating income	23.6	52.7
Net Income	19.6	44.2

During the three months ended June 30, 2013, Hospira recognized non-cash impairment charges of $8.3 million in Other expense, net to impair equity method investments. The impairments were primarily due to a decline in market value of the investments based on management's assessment of future cash flows or earnings from the investments.

During the six months ended June 30, 2013, Hospira assessed the decline in the market value of its marketable equity securities to be other-than-temporary, primarily due to the nature and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized an impairment charge of $3.1 million in Other expense, net.

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	June 30,			Significant Unobservable Inputs
Description (dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$1.2	$—	$1.2	$—
Available-for-sale marketable equity securities	2.6	2.6	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.7	—	0.7	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$0.6	$—	$0.6	$—
Available-for-sale marketable equity securities	5.9	5.9	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.9	—	0.9	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	June 30, 2013		December 31, 2012
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,700.0	$1,673.5	$1,700.0	$1,865.7

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

The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	June 30,	December 31,
(dollars in millions)		2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$1.2	$0.6
	Other accrued liabilities	0.7	0.9

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)		2013	2012	2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense, net	$(4.0)	$2.4	$3.0	$6.4

In July 2013, Hospira hedged the variability of forecasted interest payments by entering into forward starting interest swaps with terms for Hospira to receive interest at a variable rate and to pay interest at a fixed rate. The total notional amount of these forward starting interest swaps was $550 million and effectively fixes the benchmark interest rate on the consideration of debt issuance prior to the maturity of the $400 million principal amount of 5.9% notes, due in June 2014 ("2014 Notes"). The forward starting interest swaps are expected to be terminated upon the issuance of debt. For these forward starting interest rate swaps which are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative will be reported as a component of accumulated other comprehensive loss and beginning in the period or periods in which the debt issuance occurs, the gain or loss will be reclassified into interest expense over the term of the related debt.

Note 9 — Inventories, net

Inventories, net consist of the following:

	June 30,	December 31,
(dollars in millions)	2013	2012
Finished products	$425.9	$445.6
Work in process	308.1	262.2
Materials	298.8	290.0
Total	$1,032.8	$997.8

Inventory reserves were $148.9 million and $126.8 million at June 30, 2013 and December 31, 2012, respectively. See Note 4 for further details regarding the increase in inventory reserves.

Note 10 — Property and equipment, net

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2013	2012
Property and equipment, at cost	$3,093.5	$3,067.5
Accumulated depreciation	(1,640.7)	(1,622.4)
Total property and equipment, net	$1,452.8	$1,445.1

Note 11 — Goodwill and Intangible assets, net

The following summarizes goodwill and intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at December 31, 2012	$1,079.1	$266.8
Additions	—	14.4
Amortization	—	(43.5)
Currency translation effect and other	(16.0)	(19.1)
Balance at June 30, 2013	$1,063.1	$218.6

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally in-process research and development ("IPR&D"), are not amortized until completion, regulatory approval or discontinuation. Intangible asset amortization expense was $21.6 million and $20.6 million for the three months ended June 30, 2013 and 2012, respectively. Intangible asset amortization expense was $43.5 million and $41.8 million for the six months ended June 30, 2013 and 2012, respectively. Intangible asset amortization is estimated at $44.9 million for the remainder of 2013, $76.4 million for 2014, $52.6 million for 2015, $25.7 million for 2016, and $15.7 million for 2017.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Net Intangible Assets
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(dollars in millions)	2013	2012	2013	2012	2013	2012
Product rights and other	$573.7	$624.2	$(391.0)	$(389.0)	$182.7	$235.2
Customer relationships	11.9	12.7	(7.1)	(6.8)	4.8	5.9
IPR&D	3.6	3.8	—	—	3.6	3.8
Technology	46.3	36.7	(18.8)	(14.8)	27.5	21.9
	$635.5	$677.4	$(416.9)	$(410.6)	$218.6	$266.8

Note 12 — Other Assets

Other assets consist of the following:

	June 30,	December 31,
(dollars in millions)	2013	2012
Supplier advances	$68.8	$72.8
Net investment in sales-type leases, less current portion	24.3	27.9
All other	64.6	67.9
Total	$157.7	$168.6

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	June 30,	December 31,
(dollars in millions)	2013	2012
Minimum lease payments receivables	$39.1	$44.1
Unearned interest income	(4.1)	(5.0)
Net investment in sales-type leases	35.0	39.1
Current portion (1)	(10.7)	(11.2)
Net investment in sales-type leases, less current portion (1)	$24.3	$27.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively, in the condensed consolidated balance sheets.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of June 30, 2013 and December 31, 2012, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2013	2012
Accrued rebates	$157.7	$143.4
Income taxes payable	26.3	54.3
Product recall, customer sales allowances, customer accommodations and other related accruals	98.3	56.6
Accrued returns	22.9	21.7
All other	276.6	304.3
Total Other accrued liabilities	$581.8	$580.3

See Note 4 and Note 16 for further details regarding the increase in Product recall, customer sales allowances, customer accommodations and other related accruals.

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2013	2012
Accrued post-retirement medical and dental costs	$50.0	$51.3
Pension liabilities	75.3	80.3
Unrecognized tax benefits, including penalties and interest	48.2	62.0
Product recall, customer sales allowances, customer accommodations and other related accruals	112.7	54.1
Accrued returns	8.3	7.1
All other	48.3	51.7
Total	$342.8	$306.5

See Note 4 and Note 16 for further details regarding the increase in Product recall, customer sales allowances, customer accommodations and other related accruals.

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Accruals for various product recalls, customer sales allowances, customer accommodations, and other related accruals were $211.0 million and $110.7 million as of June 30, 2013 and December 31, 2012, respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets. Customer sales allowance charges are recognized in Net sales, while charges associated with product recalls, customer accommodations, and other related costs are reported in Cost of products sold.

The following summarizes product recalls, customer sales allowances, customer accommodations, and other related accrual activity (including certain Device Strategy charges of $145.6 million, see Note 4) for the six months ended June 30, 2013:

(dollars in millions)
Balances at January 1, 2013	$110.7
Provisions	126.3
Payments	(26.0)
Balances at June 30, 2013	$211.0

See Note 4 for further details regarding the increase in the balance in 2013.

Note 17 — Pension and Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans (“pension plans”), post-retirement medical and dental plans (“medical and dental plans”) and defined contribution plans. Plans cover certain employees primarily in the U.S.

Net periodic benefit cost recognized for the pension plans and medical and dental plans were as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Service cost for benefits earned during the period	$0.3	$0.3	$0.7	$0.6
Interest cost on projected benefit obligations	5.9	6.0	11.8	12.0
Expected return on plans' assets	(7.9)	(8.1)	(15.7)	(16.2)
Amortization of net actuarial losses	4.8	4.7	9.6	9.4
Net periodic benefit cost	$3.1	$2.9	$6.4	$5.8

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Service cost for benefits earned during the period	$—	$—	$0.1	$—
Interest cost on projected benefit obligations	0.5	0.6	1.0	1.2
Expected return on plans' assets	—	—	—	—
Amortization of net actuarial losses	0.1	0.2	0.2	0.4
Net periodic benefit cost	$0.6	$0.8	$1.3	$1.6

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

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended June 30, 2013 and 2012 were $10.0 million and $8.7 million, respectively. For the six months ended June 30, 2013 and 2012, expenses were $21.1 million and $18.1 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of June 30, 2013, Hospira's Short-term borrowings of $459.2 million included the 2014 Notes.

As of June 30, 2013, Hospira had a $1.0 billion unsecured revolving credit facility (“Revolver”) maturing in October 2016. For the six months ended and as of June 30, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant discussed below and may limit Hospira's availability for borrowings to less than $1.0 billion. As of June 30, 2013, Hospira had approximately $690 million of availability for borrowings under the Revolver.

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

Hospira was in compliance with the maximum leverage ratio, and with all other covenants in the Revolver for the period ended June 30, 2013.

See Note 8 regarding interest rate hedge activity.

The proceeds from a possible debt issuance and cash on-hand may be used in consideration of early extinguishment of Hospira's 2014 Notes and $250 million principal amount of 6.40% notes due May 2015 ("2015 Notes"). If Hospira uses proceeds for an early extinguishment of the 2014 and 2015 Notes the redemption would be at prices equal to the make-whole redemption price plus accrued and unpaid interest. The early debt extinguishment costs, plus write-off of previously capitalized debt issuance costs, discounts, and deferred gains on interest rate hedges would be reported in Other expense, net upon redemption.

Note 19 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward for Italy, for years 2007 forward for Australia, for years 2008 forward for Canada, for years 2009 forward for the United Kingdom and for years 2010 forward for the United States. Hospira estimates that within the next twelve months a decrease of up to $10 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

Note 20 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2013 and December 31, 2012, 178.7 million and 178.4 million common shares were issued and 165.6 million and 165.3 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization, which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No repurchases were made during the six months ended June 30, 2013.

Note 21 — Accumulated Other Comprehensive Loss, net of tax

Changes in Accumulated other comprehensive loss, net of taxes, consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Gains on Marketable Equity Securities(1)	Cumulative Gains on Terminated Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$48.1	$(132.4)	$0.4	$0.7	$(83.2)
Other comprehensive (loss) income before reclassifications	(133.8)	—	(3.1)	—	(136.9)
Amounts reclassified from accumulated other comprehensive loss	—	6.1	3.1	(0.1)	9.1
Balance at June 30, 2013	$(85.7)	$(126.3)	$0.4	$0.6	$(211.0)

(1)	Net of taxes of $0.0 million as of June 30, 2013 and December 31, 2012.

(2)	Net of taxes of $74.9 million and $78.6 million as of June 30, 2013 and December 31, 2012, respectively.

(3)	Net of taxes of $(0.4) million as of June 30, 2013 and December 31, 2012.

The following summarizes reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss
(dollars in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
Impairment on marketable equity securities	$1.0	$3.1	Other expense, net
	—	—	Income tax benefit
Net of income taxes	1.0	3.1

Amortization of gain on terminated cash flow hedges	(0.1)	(0.1)	Other expense, net
	—	—	Income tax benefit
Net of income taxes	(0.1)	(0.1)

Amortization of pension plans actuarial losses	4.8	9.6	(1)
Amortization of medical and dental plans actuarial losses	0.1	0.2	(1)
Total before income taxes	4.9	9.8
	(1.9)	(3.7)	Income tax benefit
Net of income taxes	3.0	6.1

Total reclassifications for the period	$3.9	$9.1

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

Note 22 — Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the number of weighted average common shares outstanding during the reporting period. Diluted earnings (loss) per share are calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2013	2012	2013	2012
Weighted average basic common shares outstanding	165.5	165.1	165.4	164.9
Incremental shares outstanding related to stock-based awards	0.8	—	—	1.0
Weighted average dilutive common shares outstanding	166.3	165.1	165.4	165.9

For the six months ended June 30, 2013 and for the three months ended June 30, 2012, 0.8 million incremental shares related to stock-based awards were not included in the computation of diluted earnings (loss) per share for each period because of the net loss during the six months ended June 30, 2013 and three months ended June 30, 2012. The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 10.1 million and 10.1 million for the three and six months ended June 30, 2013, respectively, and 9.9 million and 9.6 million for the three and six months ended June 30, 2012, respectively. Accordingly, these options are excluded from the diluted earnings (loss) per share calculation for these periods.

Note 23 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $9.2 million and $9.7 million was recognized for the three months ended June 30, 2013 and 2012, respectively. The related income tax benefit recognized was $3.4 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense of $20.7 million and $20.1 million was recognized for the six months ended June 30, 2013 and 2012, respectively. The related income tax benefit recognized was $7.6 million and $6.8 million for the six months ended June 30, 2013, and 2012, respectively. As of June 30, 2013, there was $89.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.8 years.

Stock Options

During the three months ended March 31, 2013, 1.6 million options were granted to certain employees primarily as part of the first quarter 2013 annual stock option grant. During the three months ended June 30, 2013, an additional 0.2 million options were granted. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Volatility	31.5%	31.3%	30.3%	31.3%
Expected life (years)	5.1	4.8	5.1	4.8
Risk-free interest rate	1.5%	0.7%	0.9%	0.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$11.39	$9.84	$8.46	$10.03

Performance Share Awards

During the six months ended June 30, 2013, 0.2 million performance share awards were granted to key members of management primarily as part of the first quarter 2013 annual grant. These awards vest at the end of the three-year performance cycle. The amount of awards earned is based on a formula measuring performance using relative total shareholder return over interim annual periods and the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	2013	2012
Volatility	30.8%	27.3%
Risk-free interest rate	0.4%	0.4%
Dividend yield	0.0%	0.0%
Fair value per performance share	$29.46	$51.39

Performance-Based Restricted Stock Units

During the six months ended June 30, 2013, 0.2 million performance-based restricted stock units were granted to key members of management primarily as part of the first quarter 2013 annual grant. These awards vest after three years if, during the three year period, Hospira's stock price appreciates to a level of 120% of the fair market value on the grant date, and maintains that level of appreciation for a 30 consecutive day period which was achieved in June 2013.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance-based restricted stock units grants, were as follows:

2013
Volatility	30.2%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Fair value per performance share	$20.81

Restricted Stock and Units

During the six months ended June 30, 2013, 1.1 million restricted stock and units ("restricted awards") were granted to certain employees and the non-employee directors primarily as part of the first quarter 2013 annual grant. Hospira issues restricted awards with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted awards granted during the annual grant was $28.95 per restricted award.

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

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees’ Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, second amended complaint filed March 15, 2013 and pending in the United States District Court for the Northern District of Illinois. James Hardy has been dismissed as a defendant in the lawsuit. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira’s financials and business prospects and failed to disclose material facts affecting Hospira’s financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of Q4, 2009 financial results) through October 17, 2011 (Hospira announced preliminary financial results for Q3, 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys’ fees and costs.

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

In April 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding “Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures.” The letter requests investigation of matters entirely covered by the securities and derivative lawsuits that were previously filed, as set forth above. Hospira received a second letter in May 2013 requesting an inspection of Hospira's books and records pursuant to Delaware law. The letter references the securities litigation described above. Hospira has responded to the inspection request.

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

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at June 30, 2013 and December 31, 2012, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 25 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. In 2013, to better reflect how the business is managed, Hospira increased its operating segments to six: (i) U.S., (ii) Canada, (iii) Latin America, (iv) EMEA, (v) Asia and Japan, and (vi) Australia and New Zealand. Hospira has aggregated the U.S., Canada, and Latin America operating segments within the Americas reportable segment. Hospira has also aggregated the Asia and Japan and Australia and New Zealand operating segments within the APAC reportable segment. In all reportable segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended June 30:

	Net Sales		Income (Loss) from Operations
(dollars in millions)	2013	2012	2013	2012
Americas	$816.2	$810.3	$97.5	$26.3
EMEA	129.3	135.3	(14.9)	(10.8)
APAC	80.7	87.7	1.6	8.3
Total reportable segments	$1,026.2	$1,033.3	84.2	23.8
Corporate functions			(22.8)	(16.3)
Stock-based compensation			(9.2)	(9.7)
Income (Loss) from operations			52.2	(2.2)
Interest expense and other expense, net			(30.0)	(29.6)
Income (Loss) before income taxes			$22.2	$(31.8)

The table below presents information about Hospira's reportable segments for the six months ended June 30:

	Net Sales		(Loss) Income from Operations
(dollars in millions)	2013	2012	2013	2012
Americas	$1,514.6	$1,580.6	$71.8	$116.4
EMEA	246.5	263.2	(59.1)	(14.9)
APAC	149.1	155.4	(15.2)	0.7
Total reportable segments	$1,910.2	$1,999.2	(2.5)	102.2
Corporate functions			(43.2)	(37.6)
Stock-based compensation			(20.7)	(20.1)
(Loss) Income from operations			(66.4)	44.5
Interest expense and other expense, net			(51.9)	(53.2)
Loss before income taxes			$(118.3)	$(8.7)

Net sales and Income (loss) from operations for the six months ended June 30, 2013 includes charges of $104.3 million, including $88.4 million in the America's segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. See Note 4 for further information.

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

Other important factors that could cause Hospira’s actual results to be materially different from its expectations include (i) the risks and uncertainties described in “Item 1A. Risk Factors” in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) as updated by the Form 10-Q for the three months ended March 31, 2013 and (ii) the factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2012 Form 10-K, as updated by this Item 2. Accordingly, you should not place undue reliance on the forward looking statements contained in this report.

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

Generic Pharmaceutical Product Development

As of June 30, 2013, Hospira's generic pharmaceutical pipeline consisted of 77 compounds. Hospira includes products in its pipeline if they are approved for development and activity has occurred.

In addition, in 2011 Hospira adopted a program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio.

Biosimilar Product Development

As of June 30, 2013, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of up to 11 compounds and updates for certain products in the pipeline include the following:

•
Celltrion completed its biosimilar development program for infliximab, and Celltrion and Hospira each submitted a dossier for infliximab to the European Medicines Agency (“EMA”) in the first half of 2012. In June 2013, Hospira received a positive opinion from the EMA's Committee for Medicinal Products for Human Use ("CHMP"), recommending the European Commission approval of Inflectra (infliximab) for rheumatoid arthritis, inflammatory bowel disease and plaque psoriasis. The European Commission reviews the recommendations of the CHMP and will make a final decision on approval that will be applicable to all European Union ("EU") and European Economic Area ("EEA") countries. Hospira cannot predict the timing and outcome of the decision from the European Commission. Upon approval by the European Commission, Hospira would be able to commercialize Inflectra in all EU and EEA countries, and Celltrion would be able to commercialize infliximab, in the same territories;

•
in October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2015.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. (“NovaQuest”) entered into a collaborative arrangement for the following biosimilar products (the “Products”): Hospira's EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $150.0 million of development funding, and such amounts will be recorded as an offset to Research and development expense as incurred. This agreement is in alignment with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For further information related to the NovaQuest agreement, see Note 5 to the condensed consolidated financial statements included in Item 1. During the three and six months ended June 30, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $14.3 million to research and development ("R&D") expense.

Proprietary Pharmaceutical Product Development

As of June 30, 2013, Hospira has in development the following proprietary pharmaceutical products:

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

•
in 2012, Hospira completed Phase III clinical trials in Japan to support a procedural sedation indication for the use of PrecedexTM. Hospira submitted the data to the Pharmaceuticals and Medical Devices Agency of Japan in 2012, and in June 2013, Hospira received approval for the additional indication;

•	in March 2013, the FDA granted pediatric exclusivity for PrecedexTM and Hospira received a six-month extension to all patents covering PrecedexTM; and

•
in March 2013, Hospira received FDA approval for premix versions of PrecedexTM and in April 2013, Hospira launched the new premix versions in the U.S. The U.S. patents covering the premix versions of PrecedexTM expire on January 4, 2032 (U.S. Patents 8,242,158, 8,338,470, and 8,455,527).

•
DylojectTM is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a complete response letter from the FDA regarding DylojectTM. In June 2013, Hospira submitted a response to the FDA's complete response letter. The timing of resolution is uncertain.

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

Research and Development Expense

Hospira's R&D expenses were $74.4 million and $83.6 million for the three months ended June 30, 2013 and 2012, respectively. Hospira's R&D expenses were $148.2 million and $152.7 million for the six months ended June 30, 2013 and 2012, respectively. R&D expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira's R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the three months ended June 30, 2013 and 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 10.7% and 22.4% of total R&D expense, respectively, net of R&D collaboration arrangement funding reimbursements in 2013. For the six months ended June 30, 2013 and 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 5.4% and 16.4% of total R&D expense, respectively, net of R&D collaboration arrangement funding reimbursements in 2013. As Hospira's biosimilar development program progresses, Hospira expects that over the next several years, the amount of spending on the biosimilar program will remain a high percentage of Hospira's total R&D expense. Other than EPO Phase III costs, the costs attributable to any other specific project were not individually material to Hospira's R&D expense line item for the periods presented.

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

Facilities Optimization and Capacity Expansion

In 2013, Hospira continues to advance construction on a specialty injectable manufacturing facility in Vishakhapatnam (“Vizag”), India, which began in 2011. Capital expenditures and related start-up charges are anticipated for this three-to five-year project, with the first commercial production expected by the end of 2014 and with production increases expected in the subsequent twelve to twenty-four months. In aggregate, Hospira estimates Vizag capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total Vizag capital expenditures of $184.6 million through June 30, 2013, including $31.5 million for the six months ended June 30, 2013.

Hospira currently purchases certain oncology drugs from Hospira's joint venture, Zydus Hospira Oncology Private Limited, a pharmaceutical company located in Ahmedabad, India. Hospira and the joint venture continue to advance plans, initiated in 2011 and continuing through 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product-related) and registration costs in the aggregate of approximately $170 million to $190 million, which are reported in Cost of products sold. In aggregate, charges incurred through June 30, 2013 were $29.3 million, primarily related to start-up and facility validation activities. For the three and six months ended June 30, 2013, Hospira incurred charges of $4.0 million and $7.7 million, respectively. For the three and six months ended June 30, 2012, Hospira incurred charges of $5.3 million and $7.2 million, respectively. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith.

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

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million, which is reported in Restructuring and impairment for the three and six months ended June 30, 2012. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operations.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific operations. In June 2012, Hospira initiated plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million during the three and six months ended June 30, 2012, which is reported in Restructuring and impairment. In addition, Hospira incurred other asset (inventory) charges of $4.9 million, and $0.9 million of contract termination charges related to the product line discontinuation during the three and six months ended June 30, 2012, both of which are reported in Cost of products sold.

In late 2012 and continuing in 2013, Hospira incurred costs, primarily in the APAC and EMEA segments, to optimize the commercial organizational structure and discontinue device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and include primarily severance charges of $8.4 million and contract termination charges of $3.1 million. Of the aggregate costs, $4.6 million were incurred in the six months ended June 30, 2013 and $6.9 million were incurred in the three months ended December 31, 2012.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income (loss) line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Cost of products sold	$4.0	$11.1	$7.7	$13.0
Restructuring and impairment	0.5	29.5	4.6	29.5
Total charges	$4.5	$40.6	$12.3	$42.5

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

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk (see Note 1 for further information regarding advances to Orchid). In addition, supply advances to Orchid made subsequent to the Agreement and outstanding as of closing would be re-characterized as an advanced payment of the purchase price to be settled at closing. The pending acquisition includes an FDA approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending closing. During the three and six months ended June 30, 2013, Hospira incurred $1.1 million and $2.8 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2013. Cumulative acquisition and integration-related costs as of June 30, 2013 were $3.8 million.

The Agreement contains customary covenants by Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. The customary closing conditions include Orchid transferring the business and related assets to Hospira with satisfactory release of encumbrances, which may be delayed as Orchid attempts to obtain creditor and other necessary approvals, among other factors. Hospira expects to close the transaction in 2013, but can give no assurance that the transaction will be consummated during that time period, or at all.

For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the expected benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Item 1A. Risk Factors" of Hospira's Form 10-Q for the three months ended March 31, 2013.

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

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities. At the close of a June 2013 inspection at the Clayton facility, the FDA did not issue a Form 483, thus, there were no observations from that inspection. In March 2013, the FDA issued a Form 483 listing observations after inspection of the Rocky Mount facility which identified further areas for remediation and improvement. A number of the observations deal with matters for which remediation was already underway but not yet complete or are matters previously self-identified for remediation by Hospira that were scheduled to be addressed in the latter part of Hospira's remediation and modernization plans. Hospira responded to the specific FDA observations received in March 2013, and expects to continue working cooperatively with the FDA regarding the scope and timing of remediation efforts at the facility.

Warning Letter (August 2012) and Related Matters

In August 2012, Hospira received a Warning Letter from the FDA related to the FDA's April 2012 inspection of Hospira's La Aurora de Heredia, Costa Rica device manufacturing facility and corresponding Form 483 (“2012 Warning Letter”). In the 2012 Warning Letter, the FDA cited current good manufacturing practice deficiencies related to the failure to (i) correct and prevent recurrence of nonconforming product; (ii) implement changes in procedures needed to correct and prevent identified quality problems; (iii) evaluate suppliers on their ability to meet requirements; (iv) establish adequate procedures for acceptance of incoming product; and (v) maintain appropriate device history records. The Costa Rica site manufactures most of Hospira's infusion devices and administration sets.

In November 2012, the FDA issued an import alert that prohibits the importation of SymbiqTM infusion pumps into the U.S., and in February 2013, the FDA expanded the import alert to prohibit the importation into the U.S. of the PlumTM, GemStarTM, and LifeCare PCATM infusion pumps which are manufactured in Hospira's Costa Rica facility. The FDA's import alert does not restrict the importation of Hospira's other medication management products, including consumables or Hospira's other infusion pump accessories. Hospira cannot predict when the FDA import alert for the above infusion devices will end. The FDA import alert is not expected to be lifted until re-inspection of the Costa Rica facility, and perhaps other related facilities, occurs and the FDA is satisfied with the results. Hospira continues to support the repair and service of all impacted pumps to existing customers in the United States.

Other regulatory agencies have restricted the supply of Hospira infusion pumps into certain international markets due to concerns similar to those cited by the FDA in its August 2012 warning letter concerning Hospira's Costa Rica facility. During July 2013, the National Standards Authority of Ireland ("NSAI") performed an audit of Hospira's Lake Forest site. NSAI recently issued an audit report that raises three additional major non-conformities and did not close out any of the non-conformities that remained open from previous audits. NSAI has advised Hospira that the current suspension of our ISO certifications will not be lifted and indicated that NSAI's current intention is to withdraw the ISO certifications for Hospira's Lake Forest and Costa Rica sites, which would also negate the European Conformity ("CE") certificates for all of Hospira's device products. NSAI has not finalized its decision to withdraw these ISO certifications and has advised Hospira that any such withdrawal of these ISO certifications would take effect on a prospective basis within 30 to 90 days of the final action. Hospira's Lake Forest site does not manufacture any device products but houses the company's quality system which supports all our device products and operations. Hospira's Costa Rica site manufactures infusion pumps, consumables and accessories. The loss of these ISO certifications and CE certificates could adversely impact Hospira's ability to import, tender, sell and distribute device products (including pump consumables and accessories) in many international markets. Hospira is in continuing conversation with NSAI to attempt to develop a path forward that recognizes the critical nature of Hospira infusion pumps and related consumables and accessories to patient care. Hospira cannot predict whether it will be able to resolve these matters with NSAI in a satisfactory manner and, if unsuccessful, cannot predict the negative impact from the loss of these ISO certifications and CE certificates on its installed base of pumps, its ongoing sales of device products, including pump consumables and accessories, and the provision of service and repair activities in the affected international markets.

Warning Letters (May 2013) and Related Matters

In May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's device quality systems and governance in Lake Forest, Illinois in January and February 2013 ("2013 Device Warning Letter"). The 2013 Device Warning Letter, which was filed with Hospira's Current Report on Form 8-K on May 14, 2013, cited current good manufacturing practice deficiencies, including failures related to design controls, corrective and preventive actions, complaint handling, purchasing controls and document controls and other inadequacies, including deviations from the medical device reporting regulation. Hospira's Lake Forest site does not manufacture any device products but performs certain portions of Hospira's quality system procedures which support all our device products and operations.

Also in May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's pharmaceutical manufacturing facility in Irungattukottai, India in October 2012 ("2013 Pharmaceutical Warning Letter"). The 2013 Pharmaceutical Warning Letter, which was filed with Hospira's Current Report on Form 8-K on May 30, 2013, cited current good manufacturing practice deficiencies, including failure to establish and follow appropriate written procedures, including validation of all aseptic and sterilization processes, and failure to appropriately maintain manufacturing facilities.

Hospira's Response to Warning Letters and Related Matters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (which are publicly available on the FDA's website). Hospira has submitted comprehensive remediation plans to address the items raised in the 2010 Warning Letter and 2012 Warning Letter and related subsequent Form 483 observations. In June 2013, Hospira submitted responses to the 2013 Device Warning Letter and the 2013 Pharmaceutical Warning Letter, both of which reference Hospira's pre-existing comprehensive remediation plans. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. The comprehensive remediation plan for device includes the Device Strategy announced in May 2013. For certain remediation plans, Hospira has engaged third-party experts to assist with the remediation activities, established remediation project management teams, deployed new site leadership, and is hiring additional permanent employees in the manufacturing operations and quality organizations. Hospira will continue to work through the commitments made in its remediation plans or responses and interact and work closely with the FDA to ensure that all items noted in the Warning Letters and related subsequent Form 483s are appropriately addressed.

While Hospira has submitted remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Until the violations are corrected, Hospira may not be able to gain regulatory approval for certain new products, and may be subject to additional regulatory action by the FDA or other regulatory bodies. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA, or other regulatory agencies, will be satisfied with Hospira's response or corrective actions.

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

Device Remediation Matters

Comprehensive Medication Management Product Review

In late 2010, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. Hospira completed the product review investigations in 2013. As an outcome of the reviews, certain remediation actions, such as product recalls which require deployment of a modification to the installed customer base, design history file updates, incorporation of certain corrective actions into new production or other corrective or preventive actions for Hospira’s medication management products will continue to be advanced over the next few years. Examples of such remediation actions include deployment of a remediated battery and door roller assembly on the Plum A+TM pumps and deployment of a remediated door on the LifeCare PCATM infusion pumps to the installed customer base.

In May 2013, Hospira announced its Device Strategy, which builds on Hospira's comprehensive device review of its global installed base of infusion pumps. In this regard, see matters discussed under the caption “Device Strategy” and "Product Development and Product Launches - Device Product Development" in this Item 2.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively, primarily in the Americas segment, were reported in the Cost of products sold line item in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012
Warning Letters Related
Third-party oversight and consulting	$18.1	$23.5	$34.3	$42.1
Other charges (primarily extended production downtime related costs and failure to supply penalties)	7.1	10.7	12.0	25.5
Inventory charges	—	15.2	—	18.6
Device Product Related
Third party consulting and other charges (product review and remediation activities)	6.8	4.2	11.3	5.4
Corrective action charges (credits)	2.0	20.0	(12.9)	22.2
Total Charges	$34.0	$73.6	$44.7	$113.8

In 2013, Hospira expects to incur aggregate charges of approximately $100 million related to these quality and product related matters which are primarily for third-party oversight and consulting and device remediation actions. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. The corrective action credits of $(12.9) million in the six months ended June 30, 2013, were due to the change in the expected corrective actions which no longer includes deployment of modifications for certain products as such products are part of the retirement and replacement programs under the Device Strategy.

In addition to the charges incurred for these certain quality and product related matters, Hospira has, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the “Continuous Improvement Activities - Facilities Optimization and Capacity Expansion” section within this Item 2.

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

Device Strategy

On May 1, 2013, Hospira announced its new Device Strategy, and launched an initiative that establishes a streamlined and modernized product portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. Actions over the next two to three years include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening its device quality systems/processes and (iii) developing next generation technology with additional safety features to support further modernization of its installed base.

The Device Strategy builds on Hospira's recently completed comprehensive device review of its global installed base of infusion pumps. Hospira communicated the new strategy to the FDA and other global regulatory agencies, and is working with these agencies to gain support for the implementation of the planned activities.

Under the retirement and replacement actions, Hospira will focus on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Hospira anticipates, among alternatives to be provided to customers, that it will offer customer sales allowances and/or accommodations which may be used as a credit for transition to alternative technology. The majority of the activity includes:

•	retirement of SymbiqTM infusion pumps and older legacy PlumTM pumps, replacing these devices with Plum A+TM pumps and future devices under development;

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

Hospira will continue to support the affected pumps during the retirement and replacement period. In the U.S, Hospira will begin to transition customers in the upcoming quarters over to our streamlined portfolio of remediated devices. Outside of the U.S., resolution of the CE-mark and ISO certification issues, see section captioned "Certain Quality and Product Related Matters - Warning Letter (August 2012) and Related Matters," will be required before we are able to move forward with transitioning customers.

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

The charges incurred for the above Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)
Customer sales allowances	$—	$104.3	Net sales
Customer accommodations, contract termination, collection and destruction and other costs	17.7	41.3	Cost of products sold
Inventory (credits) charges	(3.1)	45.8	Cost of products sold
Other asset impairments and accelerated depreciation	2.4	7.1	Restructuring and impairment
Total charges	$17.0	$198.5

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

For more information about risks related to these matters, see the sections captioned “Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results.” in Part II Item 1A. Risk Factors of the Form 10-Q for the three months ended March 31, 2013.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over its efforts to market generic pharmaceutical products and with companies regarding Hospira's PrecedexTM patents. Upon the expiration of the patents covering Precedex, and subject to ongoing life-cycle management programs, Hospira's PrecedexTM sales could be significantly impacted in the future. For further details regarding Hospira's patents and other patent related litigation, see the section captioned "Product Development and Product Launches" within this Item 2, and see Note 24 to the condensed consolidated financial statements included in Item 1 of this document.

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

Results of operations for the three months ended June 30, 2013 compared to June 30, 2012

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,
	2013	2012	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$539.3	$491.7	9.7%	9.9%
Medication Management	176.5	213.4	(17.3)%	(17.0)%
Other Pharma	100.4	105.2	(4.6)%	(4.5)%
Total Americas	816.2	810.3	0.7%	1.0%
Europe, Middle East & Africa ("EMEA")—
Specialty Injectable Pharmaceuticals	82.0	82.3	(0.4)%	(1.9)%
Medication Management	27.0	30.2	(10.6)%	(11.9)%
Other Pharma	20.3	22.8	(11.0)%	(10.1)%
Total EMEA	129.3	135.3	(4.4)%	(5.5)%
Asia Pacific ("APAC")—
Specialty Injectable Pharmaceuticals	68.5	70.2	(2.4)%	1.0%
Medication Management	10.5	11.5	(8.7)%	(7.8)%
Other Pharma	1.7	6.0	(71.7)%	(71.7)%
Total APAC	80.7	87.7	(8.0)%	(5.1)%
Net Sales	$1,026.2	$1,033.3	(0.7)%	(0.4)%

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

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the section "Certain Quality and Product Related Matters" of this Item 2 for further information.

Americas

Net sales in the Americas segment increased 0.7% or 1.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to several factors, including certain base product price increases in the U.S. In addition, net sales of SIP increased due to the mid 2012 re-launch of oxaliplatin in the U.S., continued volume growth of the proprietary sedation drug PrecedexTM and propofol supply recovery in the U.S. This growth was partially offset by the expected price erosion and decreased volume on docetaxel following its 2011 launch. Medication Management net sales decreased, primarily due to the FDA import alert which prohibits the importation into the U.S. of the SymbiqTM, PlumTM, GemStarTM, and LifeCare PCATM infusion pumps. Medication Management net sales also decreased due to lower sales volume on dedicated sets. Other Pharma net sales decreased due to lower solution and nutritional volumes.

EMEA

Net sales in the EMEA segment decreased (4.4)% or (5.5)% excluding the impact of changes in foreign exchange rates. SIP net sales decreased slightly primarily due to lower sales prices and volume on anti-infective products and lower sales volume on oncology products. These decreases were offset by continued strong sales volume of biosimilar products NivestimTM and RetacritTM. Medication Management net sales decreased due to reduced sales volume on other device products and regulatory agency restrictions on PlumTM and GemStarTM infusion pumps. These decreases were partially offset with higher sales volume of dedicated sets for PlumTM infusion pumps. Other Pharma net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment decreased (8.0)% or (5.1)% excluding the impact of changes in foreign exchange rates. SIP net sales increased slightly excluding the impact of changes in foreign exchange rates due to continued volume growth of PrecedexTM in Japan. This increase was partially offset by the expected decrease of paclitaxel volume in China following the impact of the direct sales presence established in China in mid-2012. Medication Management net sales were lower primarily due to lower sales volumes on PlumTM and GemStarTM infusion pumps due to regulatory agency restrictions. Other Pharma net sales decreased due to lower contract manufacturing volumes.

Gross Profit (Net sales less Cost of product sold)

			Percent
Three months ended June 30 (dollars in millions)	2013	2012	change
Gross profit	$318.7	$283.5	12.4%
As a percent of net sales	31.1%	27.4%

Gross profit increased $35.2 million, or 12.4%, for the three months ended June 30, 2013, compared with the same period in 2012.

Gross profit increased in the second quarter of 2013 primarily due to strong PrecedexTM sales in the U.S., higher pricing on SIP products in the U.S. initiated in the second half of 2012 and lower charges in 2013 compared to 2012 associated with certain quality and product related matters. These charges were partially offset by charges related to the Device Strategy initiative and higher manufacturing spending related to strengthening quality, compliance and production processes.

Restructuring and Impairment

			Percent
Three months ended June 30 (dollars in millions)	2013	2012	change
Restructuring and impairment	$2.9	$32.2	(91.0)%
As a percent of net sales	0.3%	3.1%

Restructuring and impairment of $2.9 million for the three months ended June 30, 2013 included charges related to the APAC and EMEA segments other restructuring-related activities.

Restructuring and impairment of $32.2 million for the three months ended June 30, 2012 included impairment charges related to Hospira's facility optimization and other restructuring related activities.

Research and Development

			Percent
Three months ended June 30 (dollars in millions)	2013	2012	change
Research and development	$74.4	$83.6	(11.0)%
As a percent of net sales	7.3%	8.1%

R&D decreased $(9.2) million, or (11.0)%, for the three months ended June 30, 2013, compared with the same period in 2012. In the three months ended June 30, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $14.3 million to R&D expense. Further, in the three months ended June 30, 2013, compared to 2012, there was higher spending on a clinical trial for EPO in the U.S., generic pharmaceuticals product development for global expansion, regulatory product filing fees, and increased investment in R&D infrastructure.

Selling, General and Administrative

			Percent
Three months ended June 30 (dollars in millions)	2013	2012	change
Selling, general and administrative	$189.2	$169.9	11.4%
As a percent of net sales	18.4%	16.4%

Selling, general and administrative increased for the three months ended June 30, 2013, compared with the same period in 2012, due to increased selling and promotional expense for various products including PrecedexTM, legal costs, and employee-related compensation expenses.

Interest Expense and Other Expense, Net

Hospira recognized interest expense of $19.9 million for the three months ended June 30, 2013 and $21.0 million in the same period in 2012. The decrease was primarily due to higher capitalized interest related to construction in progress projects. Other expense, net was $10.1 million for the three months ended June 30, 2013, compared to of $8.6 million for the three months ended June 30, 2012. In 2013 and 2012, Other expense, net included $9.3 million and $8.4 million, respectively for certain equity and cost-method investment impairments.

Income Tax Benefit

The effective tax rate was a benefit of 27.9% for the three months ended June 30, 2013, compared to a benefit of 70.1% for the same period in 2012. The tax benefit during both periods resulted from higher quality and device-related charges incurred in higher tax rate jurisdictions. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $4.5 million during the three months ended June 30, 2013 compared to $7.0 million for the same period in 2012. The decrease is primarily due to lower income from Hospira’s joint venture associated with docetaxel.

Results of operations for the six months ended June 30, 2013 compared to June 30, 2012

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2013	2012	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,050.4	$949.4	10.6%	10.9%
Medication Management	275.2	426.6	(35.5)%	(35.2)%
Other Pharma	189.0	204.6	(7.6)%	(7.5)%
Total Americas	1,514.6	1,580.6	(4.2)%	(3.9)%
EMEA—
Specialty Injectable Pharmaceuticals	164.4	158.5	3.7%	2.4%
Medication Management	45.3	61.0	(25.7)%	(26.7)%
Other Pharma	36.8	43.7	(15.8)%	(15.1)%
Total EMEA	246.5	263.2	(6.3)%	(7.3)%
APAC—
Specialty Injectable Pharmaceuticals	126.8	122.7	3.3%	6.0%
Medication Management	17.8	23.7	(24.9)%	(24.5)%
Other Pharma	4.5	9.0	(50.0)%	(50.0)%
Total APAC	149.1	155.4	(4.1)%	(1.9)%
Net Sales(2)	$1,910.2	$1,999.2	(4.5)%	(4.2)%

SIP include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing.

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

(2)
Net sales includes the impact of the $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the America's segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy initiative. Excluding this charge, Net sales increased 0.8%, or 1.0% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" in this Item 2 for further information.

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the sections "Certain Quality and Product Related Matters" and "Device Strategy" of this Item 2 for further information.

Americas

Net sales in the Americas segment decreased (4.2)%, or (3.9)% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to several factors, including certain base product price increases in the U.S. In addition, net sales of SIP increased due to the mid 2012 re-launch of oxaliplatin in the U.S. and continued volume growth of the proprietary sedation drug PrecedexTM and propofol supply recovery in the U.S. This growth was partially offset by the expected price erosion and decreased volume on docetaxel following its 2011 launch. Excluding the impact of the Device Strategy charge, Medication Management net sales decreased, primarily due to the FDA import alert prohibiting the importation into the U.S. of the SymbiqTM, PlumTM, GemStarTM, and LifeCare PCATM infusion pumps. Medication Management net sales also decreased due to lower sales volume on dedicated sets. Other Pharma net sales decreased due to lower solution and nutritional volumes.

EMEA

Net sales in the EMEA segment decreased (6.3)% or (7.3)% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to continued strong sales volume of biosimilar products NivestimTM and RetacritTM, offset by lower anti-infective and oncology product sales. Excluding the impact of the Device Strategy charge, Medication Management net sales decreased slightly due to reduced sales volume on other device products and regulatory agency restrictions on PlumTM and GemStarTM infusion pumps. These decreases were partially offset with higher sales volume on dedicated sets for PlumTM infusion pumps. Other Pharma net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment decreased (4.1)% or (1.9)% excluding the impact of changes in foreign exchange rates. SIP net sales increased primarily due to continued volume growth of PrecedexTM in Japan. Excluding the impact of the Device Strategy charge, Medication Management net sales were lower primarily due to lower sales volumes on PlumTM and GemStarTM infusion pumps due to regulatory agency restrictions. Other Pharma net sales decreased due to lower contract manufacturing volumes.

Gross Profit (Net sales less Cost of product sold)

			Percent
Six months ended June 30 (dollars in millions)	2013	2012	change
Gross profit	$468.8	$583.5	(19.7)%
As a percent of net sales	24.5%	29.2%

Gross profit decreased $(114.7) million, or (19.7)%, for the six months ended June 30, 2013, compared with the same period in 2012.

Gross profit decreased in the first half of 2013 primarily due to charges of $191.4 million related to the Device Strategy initiative. Gross profit also decreased in the first half of 2013 due to lower docetaxel sales and lower device sales primarily as a result of the FDA import alert, and higher manufacturing spending related to strengthening quality, compliance and production processes. These decreases were partially offset by strong PrecedexTM sales in the U.S., higher pricing on SIP products in the U.S. initiated in the second half of 2012 and continuing in 2013 and lower charges associated with certain quality and product related matters.

Restructuring and Impairment

			Percent
Six months ended June 30 (dollars in millions)	2013	2012	change
Restructuring and impairment	$11.7	$32.2	(63.7)%
As a percent of net sales	0.6%	1.6%

Restructuring and impairment of $11.7 million for the six months ended June 30, 2013 included charges related to the APAC and EMEA segments other restructuring-related activities and asset impairment charges related to the Device Strategy.

Restructuring and impairment of $32.2 million for the six months ended June 30, 2012 included impairment charges related to Hospira's facility optimization and other restructuring related activities.

Research and Development

			Percent
Six months ended June 30 (dollars in millions)	2013	2012	change
Research and development	$148.2	$152.7	(2.9)%
As a percent of net sales	7.8%	7.6%

R&D decreased $(4.5) million, or (2.9)%, for the six months ended June 30, 2013, compared with the same period in 2012. In the six months ended June 30, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $14.3 million to R&D expense. Further, in the six months ended June 30, 2013, compared to 2012, there was higher spending on a clinical trial for EPO in the U.S., generic pharmaceuticals product development for global expansion, regulatory product filing fees, and increased investment in R&D infrastructure.

Selling, General and Administrative

			Percent
Six months ended June 30 (dollars in millions)	2013	2012	change
Selling, general and administrative	$375.3	$354.1	6.0%
As a percent of net sales	19.6%	17.7%

Selling, general and administrative increased for the six months ended June 30, 2013, compared with the same period in 2012, due to increased selling and promotional expense for various products including PrecedexTM, legal, costs and employee-related compensation expenses.

Interest Expense and Other Expense, Net

Hospira recognized interest expense of $39.5 million for the six months ended June 30, 2013 and $43.3 million in the same period in 2012. The decrease was primarily due to higher capitalized interest related to construction in progress. Other expense, net was $12.4 million for the six months ended June 30, 2013, compared to of $9.9 million for the six months ended June 30, 2012. In 2013 and 2012, Other expense, net included $11.3 million and $8.4 million, respectively for certain equity and cost-method investment impairments.

Income Tax Benefit

The effective tax rate was a benefit of 54.5% for the six months ended June 30, 2013, compared to a benefit of 303.4% for the same period in 2012. The tax benefit during both periods resulted from higher quality and device-related charges incurred in higher tax rate jurisdictions. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 includes a discrete tax benefit of $13.8 million related to 2012 in the six months ended June 30, 2013. Without this item, the effective tax rate was a benefit of 42.9%.

Equity Income From Affiliates, Net

Equity income from affiliates decreased to $10.1 million during the six months ended June 30, 2013 compared to $20.1 million for the same period in 2012. The decrease is primarily due to lower income from Hospira’s joint venture associated with docetaxel.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, certain acquisitions, capital expenditures, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and under other borrowings including uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into further development alliances and collaborations to fund Hospira's research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, acquisitions, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at June 30, 2013, approximately $420 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

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

Specific to acquisitions, the capital resources referred to above will be used to fund the pending transaction to acquire Orchid's penem and penicillin API business for approximately $218 million in cash, expected to be completed in 2013. Hospira has and may continue to make advances to Orchid for certain API products, some of which may be settled upon the pending close of the transaction or settled upon receipt of the API products. The outstanding Orchid advances of $45.1 million as of June 30, 2013 are interest bearing, primarily unsecured and subject to credit risk. For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the expected benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Item 1A. Risk Factors" of Hospira's Form 10-Q for the three months ended March 31, 2013.

Hospira has advanced a cumulative $60.0 million to Celltrion through June 30, 2013 for the expected purchase of certain biosimilar products. Additional supplier advances for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Summary of Sources and (Uses) of Cash

	Six Months Ended June 30,
(dollars in millions)	2013	2012
Operating activities	$50.6	$216.1
Investing activities	(161.2)	(136.9)
Financing activities	39.0	48.9

Operating Activities

Net cash provided by operating activities decreased in the six months ended June 30, 2013, compared with the same period in 2012 primarily due to investments in working capital including inventory. Net cash provided by operating activities in the six months ended June 30, 2013, and to a slightly lesser extent, the same period in 2012, was impacted by lower operating earnings due to investments in strengthening quality, manufacturing and compliance functions. In addition, the decrease is due to higher payments in 2013 related to income taxes, product recalls, incentive compensation and joint venture profit-sharing, offset by distributions received from equity affiliates.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 was higher compared with the same period in 2012 primarily due to capital expenditures. Capital expenditures increased primarily due to expenditures at several of Hospira's manufacturing facilities relative to modernization initiatives, as well as information technology projects.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $39.0 million compared to $48.9 million in the same period in 2012. In the six months ended June 30, 2012, and to a lesser extent, the same period in 2013 Hospira increased borrowings to support non-U.S. operations.

Debt and Capital

As of June 30, 2013, Hospira's Short-term borrowings of $459.2 million included $400 million principal amount of 5.90% notes due in June 2014 ("2014 Notes").

As of June 30, 2013, Hospira had a $1.0 billion unsecured revolving credit facility (“Revolver”) maturing in October 2016. For the six months ended and as of June 30, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant discussed below and may limit Hospira's availability for borrowings to less than $1.0 billion. As of June 30, 2013, Hospira had approximately $690 million of availability for borrowings under the Revolver.

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

Hospira was in compliance with the maximum leverage ratio, and with all other covenants in the Revolver for the period ended June 30, 2013.

During the three months ended June 30, 2013, Hospira's credit ratings were downgraded by both Moody's Investors Service and by Standard & Poor's Ratings Services. These downgrades may increase Hospira's cost of borrowing in the future.

In July 2013, Hospira hedged the variability of forecasted interest payments by entering into forward starting interest swaps with terms for Hospira to receive interest at a variable rate and to pay interest at a fixed rate. The total notional amount of these forward starting interest swaps was $550 million and effectively fixes the benchmark interest rate on the consideration of debt issuance prior to the maturity of the 2014 Notes. The forward starting interest swaps are expected to be terminated upon the issuance of the debt. Hospira's ability to issue debt securities is subject to market conditions and other factors impacting our borrowing capacity.

The proceeds from a possible debt issuance and cash on-hand may be used in consideration of early extinguishment of Hospira's 2014 Notes and $250 million principal amount of 6.40% notes due May 2015 ("2015 Notes"). If Hospira uses proceeds for an early extinguishment of the 2014 and 2015 Notes the redemption would be at prices equal to the make-whole redemption price plus accrued and unpaid interest. The early debt extinguishment costs, plus write-off of previously capitalized debt issuance costs, discounts, and deferred gains on interest rate hedges, which may be up to approximately $40 million, would be reported in Other expense, net upon redemption.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2012 Form 10-K. There have been no material changes to the short-term borrowing information provided in Hospira’s 2012 Form 10-K, except for the reclassification of the 2014 Notes from Long-term debt to Short-term borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at June 30, 2013 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $0.6 million would increase by $4.6 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2013 by replacing the actual exchange rates at June 30, 2013 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

Changes in internal controls. Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 24 to the condensed consolidated financial statements included in Part I Item 1 hereof is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to Item 1A in Hospira’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in Hospira's Risk Factors as disclosed in Hospira’s 2012 Form 10-K, and as updated by the Form 10-Q for the three months ended March 31, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the second quarter of 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
April 1-April 30, 2013	2,000	$31.54	0	$800,000,000
May 1-May 31, 2013	2,500	34.31	0	800,000,000
June 1-June 30, 2013	2,000	36.57	0	800,000,000
Total	6,500	$34.15	0	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

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
Date: July 31, 2013

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

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on July 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income (loss) and comprehensive (loss) income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.