Form 10-Q
period 2013-09-30
HOSPIRA INC
filed 2013-11-06
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 4, 2013, Registrant had outstanding 165,875,236 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Index

	Part I — Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income (Unaudited) — Three and Nine Months Ended September 30, 2013 and September 30, 2012	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2013 and September 30, 2012	4

	Condensed Consolidated Balance Sheets (Unaudited) — September 30, 2013 and December 31, 2012	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) — Nine Months Ended September 30, 2013	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

	Part II — Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive (Loss) Income

(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,008.2	$994.0	$2,918.4	$2,993.2

Cost of products sold	718.0	779.7	2,159.5	2,195.4
Restructuring and impairment	9.8	9.4	21.4	41.6
Research and development	69.9	66.2	218.1	218.9
Selling, general and administrative	180.7	155.2	556.0	509.3
Total operating costs and expenses	978.4	1,010.5	2,955.0	2,965.2
Income (Loss) From Operations	29.8	(16.5)	(36.6)	28.0

Interest expense	23.3	21.1	62.8	64.3
Other expense, net	39.0	2.8	51.3	12.8
Loss Before Income Taxes	(32.5)	(40.4)	(150.7)	(49.1)
Income tax benefit	(31.7)	(34.7)	(96.2)	(61.0)
Equity income from affiliates, net	(2.7)	(6.9)	(12.7)	(27.0)
Net Income (Loss)	$1.9	$1.2	$(41.8)	$38.9

Earnings (Loss) Per Common Share:
Basic	$0.01	$0.01	$(0.25)	$0.24
Diluted	$0.01	$0.01	$(0.25)	$0.23
Weighted Average Common Shares Outstanding:
Basic	165.7	165.1	165.5	165.0
Diluted	167.0	165.9	165.5	166.0

Comprehensive (Loss) Income :
Foreign currency translation adjustments, net of taxes $0.0 million	$(5.5)	$39.5	$(139.3)	$9.7
Pension liability adjustments, net of taxes $(1.9) million and $(1.5) million for the three months ended September 30, 2013 and 2012, respectively, and $(5.6) million and $(6.0) million for the nine months ended September 30, 2013 and 2012, respectively.	2.9	3.4	9.0	9.8
Losses on marketable equity securities, net of taxes $0.0 million	—	(0.3)	—	(1.3)
(Losses) gains on cash flow hedges, net of taxes $1.3 million and $0.0 million for the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $0.0 million for the nine months ended September 30, 2013 and 2012, respectively.	(2.3)	—	(2.4)	0.1
Other comprehensive (loss) income	(4.9)	42.6	(132.7)	18.3
Net Income (Loss)	1.9	1.2	(41.8)	38.9
Comprehensive (Loss) Income	$(3.0)	$43.8	$(174.5)	$57.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flow From Operating Activities:
Net (loss) income	$(41.8)	$38.9
Adjustments to reconcile net (loss) income to net cash from operating activities-
Depreciation	128.9	122.2
Amortization of intangible assets	63.8	62.6
Loss on early debt extinguishment	33.4	—
Stock-based compensation expense	31.1	29.9
Undistributed equity income from affiliates	(12.7)	(27.0)
Distributions received from equity affiliates	30.1	—
Deferred income taxes	(119.7)	(47.0)
Impairments and other asset charges	73.1	58.3
Gains on disposition of assets	(0.9)	(5.9)
Changes in assets and liabilities-
Trade receivables	11.2	55.4
Inventories	(144.3)	9.5
Prepaid expenses and other assets	(48.7)	(39.9)
Trade accounts payable	(11.3)	31.1
Other liabilities	60.0	114.5
Other, net	9.3	1.8
Net Cash Provided by Operating Activities	61.5	404.4

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(248.5)	(201.8)
Other payments to acquire business	—	(15.0)
Purchases of intangibles and other investments	(12.2)	(9.6)
Proceeds from disposition of businesses and assets	1.4	9.6
Net Cash Used in Investing Activities	(259.3)	(216.8)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	691.8	—
Repayment of long-term debt	(650.0)	—
Payment on early debt extinguishment	(39.8)	—
Other borrowings, net	56.0	45.8
Excess tax benefit from stock-based compensation arrangements	1.1	2.1
Proceeds from stock options exercised	13.0	6.9
Net Cash Provided by Financing Activities	72.1	54.8

Effect of exchange rate changes on cash and cash equivalents	(14.6)	1.3

Net change in cash and cash equivalents	(140.3)	243.7
Cash and cash equivalents at beginning of period	772.1	597.5
Cash and cash equivalents at end of period	$631.8	$841.2

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$93.7	$65.8
Income taxes, net of refunds	$55.7	$0.5
Accrued capital expenditures	$12.2	$8.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$631.8	$772.1
Trade receivables, less allowances of $14.4 in 2013 and $12.7 in 2012	630.1	646.9
Inventories, net	1,071.4	997.8
Deferred income taxes	188.8	214.4
Prepaid expenses	85.9	53.9
Other receivables	101.7	75.3
Total Current Assets	2,709.7	2,760.4
Property and equipment, net	1,487.0	1,445.1
Intangible assets, net	192.0	266.8
Goodwill	1,058.6	1,079.1
Deferred income taxes	399.7	296.8
Investments	35.8	71.8
Other assets	149.4	168.6
Total Assets	$6,032.2	$6,088.6
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$74.1	$28.9
Trade accounts payable	255.4	276.0
Salaries, wages and commissions	166.4	144.0
Other accrued liabilities	518.1	580.3
Total Current Liabilities	1,014.0	1,029.2
Long-term debt	1,747.4	1,706.8
Deferred income taxes	3.6	4.4
Post-retirement obligations and other long-term liabilities	356.0	306.5
Commitments and Contingencies
Total Shareholders' Equity	2,911.2	3,041.7
Total Liabilities and Shareholders' Equity	$6,032.2	$6,088.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2013	165.3	$1.8	$(599.8)	$1,790.8	$1,932.1	$(83.2)	$3,041.7
Net loss	—	—	—	—	(41.8)	—	(41.8)
Other comprehensive loss	—	—	—	—	—	(132.7)	(132.7)
Changes in shareholders' equity related to incentive stock programs	0.6	—	—	44.0	—	—	44.0
Balances at September 30, 2013	165.9	$1.8	$(599.8)	$1,834.8	$1,890.3	$(215.9)	$2,911.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with generally accepted accounting principles in the United States. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Hospira, Inc. (“Hospira”) Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU 2013-04 is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. Hospira is currently evaluating the impact of ASU 2013-04 on its condensed consolidated financial statements and related disclosures.

In March 2013, the FASB issued ASU 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 clarifies the applicable guidance for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Hospira is currently evaluating the impact of ASU 2013-05 on its condensed consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. Hospira is currently evaluating the impact of ASU 2013-11 on its condensed consolidated financial statements and related disclosures.

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of accumulated other comprehensive loss on the respective line items of net income (loss) and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance. See Note 21 for the disclosures resulting from adoption of this guidance.

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2013-10”). ASU 2013-10 allows the Federal Funds Effective Swap Rate (also referred to as the Overnight Index Swap rate in the US) to be designated as a benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. There was no impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Significant Accounting Policies

Supplier Advances

Hospira has advanced a cumulative $60.0 million to Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion") through September 30, 2013 for the expected purchase of certain biosimilar products. A portion of the advances have been settled with product receipts. Additional supplier advances for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Hospira has and may continue to make advances to Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to supply certain active pharmaceutical ingredient ("API") products, some of which may be settled upon the close of the pending acquisition transaction described in Note 2 or settled upon receipt of API products. The outstanding advances to this supplier were $41.5 million as of September 30, 2013.

Total supplier advances were $93.9 million and $92.9 million as of September 30, 2013 and December 31, 2012, respectively, and are included in Prepaid expenses and Other assets, in the condensed consolidated balance sheets. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk.

Concentration of Risk

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government-supported customers and distributors, including those in Italy, Spain, Portugal and Greece, where credit and economic conditions continue to present challenges. While the economic conditions in these countries has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition, Hospira monitors economic conditions and other fiscal developments in these countries. As of September 30, 2013, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $114.2 million (gross) and $107.9 million (net of allowances). Of these net trade receivables, $41.7 million and $52.1 million related to customers in Italy and Spain, respectively. As of September 30, 2013, 91.7% of the Italy and 93.6% of the Spain net receivables were from public hospitals primarily funded by the government.

Note 2 — Business Acquisition

Orchid

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk (see Note 1 for further information regarding advances to Orchid). In addition, supplier advances to Orchid made subsequent to the Agreement and outstanding as of closing will be re-characterized as an advanced payment of the purchase price to be settled at closing. The pending acquisition includes a U.S. Food and Drug Administration ("FDA") approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. During the three and nine months ended September 30, 2013, Hospira incurred $1.2 million and $3.9 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2013 and 2014. Cumulative acquisition and integration-related costs as of September 30, 2013 were $5.0 million.

The Agreement contains customary covenants between Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. The customary closing conditions include Orchid transferring the business and related assets to Hospira with satisfactory release of encumbrances, which may be delayed as Orchid attempts to obtain creditor and other necessary approvals, among other factors. Hospira expects to close the transaction in the first half of 2014, but can give no assurance that the transaction will be consummated during that time period, or at all.

Note 3 — Restructuring Actions

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base. Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefit costs, impairments, other asset (inventory) charges, other exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization

In June 2012, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million, which are reported in Restructuring and impairment for the nine months ended September 30, 2012. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operation.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In June 2012, Hospira initiated plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million during the nine months ended September 30, 2012, which are reported in Restructuring and impairment. In addition, Hospira incurred other asset (inventory) charges of $4.9 million and $0.9 million of contract termination charges related to the product line discontinuation during the nine months ended September 30, 2012, , both of which are reported in Cost of products sold. Additionally, in August 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition reported in Restructuring and impairment.

In late 2012 and continuing into 2013, Hospira incurred costs, primarily in the Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") segments, to optimize both commercial organizational structures and exit device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and include primarily severance charges of $11.4 million and contract termination charges of $3.1 million. Of the aggregate costs, $3.1 million and $7.6 million were incurred in the three and nine months ended September 30, 2013, respectively, and $6.9 million were incurred in the three months ended December 31, 2012.

Restructuring Actions Activity

The following summarizes the aggregate restructuring activity for the nine months ended September 30, 2013:

(dollars in millions)	Employee-Related Benefit Costs	Other	Total
Balance at January 1, 2013	$3.5	$3.6	$7.1
Costs incurred	7.6	—	7.6
Payments	(6.0)	(1.5)	(7.5)
Balance at September 30, 2013	$5.1	$2.1	$7.2

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

In connection with the Device Strategy, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pretax basis. The total estimated aggregate charges include pre-tax cash costs of approximately $240 million to $290 million. Major types of cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; and (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs. Further, of the total pre-tax charges, approximately $60 million relates to non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

The charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)
Customer sales allowances	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction, and other costs	14.8	56.1	Cost of products sold
Inventory charges	0.9	46.7	Cost of products sold
Other asset impairments and accelerated depreciation	3.2	10.3	Restructuring and impairment
Total charges	$18.9	$217.4

See Note 16 for Device Strategy related and other accrual activity for the nine months ended September 30, 2013.

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

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. (“NovaQuest”) entered into a collaborative arrangement for the following biosimilar products (the “Products”): Hospira's erythropoietin (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $150.0 million of development funding, and such amounts will be recorded as an offset to Research and development expense as incurred. In exchange for the development funding, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each Product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the Products. In certain instances that result in the delay or failure of the Products to be marketed (other than the failure of the Products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. During the three and nine months ended September 30, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $22.1 million and $36.4 million to Research and development expense, respectively.

For information on other Hospira collaborative arrangements see Note 4 to Hospira’s consolidated financial statements included in Hospira’s 2012 Form 10-K.

Note 6 — Investments

Investments include equity-method investments in which Hospira has significant influence but not the majority of the equity or risks and rewards. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited (“ZHOPL”) with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. Equity income from affiliates, net, including the ZHOPL equity investment, was $2.7 million and $6.9 million for the three months ended September 30, 2013 and 2012, respectively. Equity income from affiliates, net, including the ZHOPL equity investment, was $12.7 million and $27.0 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, distributions received from ZHOPL were $30.1 million. No distributions were received from ZHOPL during the nine months ended September 30, 2012.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2013	2012
Revenue	$69.9	$97.7
Operating expenses	33.3	25.1
Operating income	36.6	72.6
Net Income	28.9	59.0

During the three and nine months ended September 30, 2013, Hospira recognized non-cash impairment charges of $2.7 million and $11.0 million, respectively, in Other expense, net to impair equity and cost method investments. The impairments were primarily due to a decline in market value of the investments based on management's assessment of future cash flows or earnings from the investments. During the nine months ended September 30, 2012, Hospira recognized and impairment charge of $8.4 million in Other expense, net to impair a cost-method investment, primarily due to the investment's capital call that indicated a decline in the market value.

During the three and nine months ended September 30, 2013, Hospira assessed the decline in the market value of its marketable equity securities to be other-than-temporary, primarily due to the nature and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized impairment charges of $0.4 million and $3.5 million, respectively, in Other expense, net.

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value in the balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	September 30,			Significant Unobservable Inputs
(dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$1.2	$—	$1.2	$—
Available-for-sale marketable equity securities	2.3	2.3	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	2.5	—	2.5	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
(dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$0.6	$—	$0.6	$—
Available-for-sale marketable equity securities	5.9	5.9	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.9	—	0.9	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	September 30, 2013		December 31, 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,864.7	$1,700.0	$1,865.7

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

The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	September 30,	December 31,
(dollars in millions)		2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$1.2	$0.6
	Other accrued liabilities	2.5	0.9

The impact on earnings from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)		2013	2012	2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense, net	$(3.0)	$(5.3)	$—	$1.1

In November 2013, Hospira entered into foreign currency exchange option contracts to hedge the pending acquisition of Orchid's penem and penicillin API business. See Note 2 for further information regarding the pending acquisition. The foreign currency option contracts, with an aggregate notional value of 7.5 billion Indian rupees, had a net premium payable of $1.6 million at inception. These transactions have been entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the future anticipated purchase price. Since these derivatives are hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives will be recognized in Other expense, net, in the condensed consolidated financial statements.

Note 9 — Inventories, Net

Inventories, net consist of the following:

	September 30,	December 31,
(dollars in millions)	2013	2012
Finished products	$428.6	$445.6
Work in process	320.7	262.2
Materials	322.1	290.0
Total	$1,071.4	$997.8

Inventory reserves were $144.5 million and $126.8 million at September 30, 2013 and December 31, 2012, respectively. See Note 4 for further details regarding the increase in inventory reserves.

Note 10 — Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2013	2012
Property and equipment, at cost	$3,170.0	$3,067.5
Accumulated depreciation	(1,683.0)	(1,622.4)
Total property and equipment, net	$1,487.0	$1,445.1

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes Goodwill and Intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at December 31, 2012	$1,079.1	$266.8
Additions	—	14.4
Amortization	—	(63.8)
Impairments	—	(5.2)
Currency translation effect and other	(20.5)	(20.2)
Balance at September 30, 2013	$1,058.6	$192.0

Through the three and nine months ended September 30, 2013, Hospira recognized intangible asset impairment charges of $5.2 million primarily related to product rights on an antibiotic product due to supply constraints and a cardiovascular product due to increased competition and related price erosion. Intangible asset impairment charges are reported in Restructuring and impairment.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 10 years). Indefinite lived intangibles, principally in-process research and development ("IPR&D"), are not amortized until successful completion or regulatory approval. Intangible asset amortization expense was $20.5 million and $20.5 million for the three months ended September 30, 2013 and 2012, respectively. Intangible asset amortization expense was $63.8 million and $62.6 million for the nine months ended September 30, 2013 and 2012, respectively. Intangible asset amortization is estimated at $22.5 million for the remainder of 2013, $76.6 million for 2014, $52.4 million for 2015, $25.7 million for 2016, and $15.7 million for 2017.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible assets, net
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(dollars in millions)	2013	2012	2013	2012	2013	2012
Product rights and other	$575.5	$624.2	$(413.9)	$(389.0)	$161.6	$235.2
Customer relationships	11.9	12.7	(7.5)	(6.8)	4.4	5.9
IPR&D	2.1	3.8	—	—	2.1	3.8
Technology	45.3	36.7	(21.4)	(14.8)	23.9	21.9
	$634.8	$677.4	$(442.8)	$(410.6)	$192.0	$266.8

Note 12 — Other Assets

Other assets consist of the following:

	September 30,	December 31,
(dollars in millions)	2013	2012
Supplier advances	$57.8	$72.8
Net investment in sales-type leases, less current portion	22.3	27.9
All other	69.3	67.9
Total	$149.4	$168.6

See Note 1 for further detail regarding supplier advances.

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	September 30,	December 31,
(dollars in millions)	2013	2012
Minimum lease payments receivables	$36.1	$44.1
Unearned interest income	(3.6)	(5.0)
Net investment in sales-type leases	32.5	39.1
Current portion (1)	(10.2)	(11.2)
Net investment in sales-type leases, less current portion (1)	$22.3	$27.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of September 30, 2013 and December 31, 2012, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2013	2012
Accrued rebates	$145.6	$143.4
Income taxes payable	9.2	54.3
Product recall, customer sales allowances, customer accommodations and other related accruals	86.7	56.6
Accrued returns	20.4	21.7
All other	256.2	304.3
Total Other accrued liabilities	$518.1	$580.3

See Note 4 and Note 16 for further details regarding the increase in Product recall, customer sales allowances, customer accommodations and other related accruals. In addition, see Note 19 for further detail regarding the decrease in Income taxes payable.

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	September 30,	December 31,
(dollars in millions)	2013	2012
Accrued post-retirement medical and dental costs	$49.5	$51.3
Pension liabilities	73.5	80.3
Unrecognized tax benefits, including penalties and interest	49.8	62.0
Product recall, customer sales allowances, customer accommodations and other related accruals	128.0	54.1
Accrued returns	10.0	7.1
All other	45.2	51.7
Total	$356.0	$306.5

See Note 4 and Note 16 for further details regarding the increase in Product recall, customer sales allowances, customer accommodations and other related accruals.

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Accruals for various product recalls, customer sales allowances, customer accommodations, and other related accruals were $214.7 million and $110.7 million as of September 30, 2013 and December 31, 2012, respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets. Customer sales allowance charges are recognized in Net sales, while charges associated with product recalls, customer accommodations, and other related costs are recognized in Cost of products sold.

The following summarizes product recalls, customer sales allowances, customer accommodations, and other related accrual activity (including certain Device Strategy charges of $137.7 million, see Note 4) for the nine months ended September 30, 2013:

(dollars in millions)
Balances at January 1, 2013	$110.7
Provisions	138.2
Payments	(34.2)
Balances at September 30, 2013	$214.7

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

Net periodic benefit cost recognized for the pension plans and medical and dental plans were as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Service cost for benefits earned during the period	$0.4	$0.3	$1.1	$1.0
Interest cost on projected benefit obligations	5.9	6.0	17.7	17.9
Expected return on plans' assets	(7.8)	(8.1)	(23.5)	(24.2)
Amortization of net actuarial losses	4.7	4.7	14.3	14.1
Net periodic benefit cost	$3.2	$2.9	$9.6	$8.8

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Service cost for benefits earned during the period	$0.1	$—	$0.2	$0.1
Interest cost on projected benefit obligations	0.5	0.6	1.5	1.7
Amortization of net actuarial losses	0.1	0.2	0.3	0.5
Net periodic benefit cost	$0.7	$0.8	$2.0	$2.3

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

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira’s expenses for this defined contribution plan for the three months ended September 30, 2013 and 2012 were $11.0 million and $9.9 million, respectively. For the nine months ended September 30, 2013 and 2012, expenses were $32.1 million and $27.9 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020 and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014, $250.0 million principal amount of 6.40% notes originally due May 2015 ("2014 and 2015 Notes"), accrued interest and a make-whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which is reported in Other expenses, net, in the three and nine months ended September 30, 2013. The early debt extinguishment charges include a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

In August 2013, Hospira terminated the forward starting interest rate swaps, notional amount of $550 million, which had effectively fixed the benchmark interest rates upon entering into the transactions in July 2013 and up to the issuance of the 2020 and 2023 Notes. As a result of the swap terminations, Hospira paid $3.6 million, including interest. The corresponding loss will be deferred in Accumulated other comprehensive loss and amortized into Interest expense over the terms of the 2020 and 2023 notes, respectively.

As of September 30, 2013, Hospira had a $1.0 billion unsecured revolving credit facility (“Revolver”) maturing in October 2016. For the nine months ended and as of September 30, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant discussed below and may limit Hospira's availability for borrowings to less than $1.0 billion. As of September 30, 2013, Hospira had approximately $541 million of availability for borrowings under the Revolver.

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

Hospira was in compliance with the maximum leverage ratio, and with all other covenants in the Revolver and indenture governing Hospira's senior notes, for the period ended September 30, 2013.

Note 19 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward for Italy, for years 2007 forward for Australia, for years 2009 forward for Canada and for years 2010 forward for the United Kingdom and the United States. Hospira estimates that within the next twelve months a decrease of up to $10 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

In July 2013, a payment of $53.1 million was made to finalize the 2008 and 2009 U.S. federal tax audit which was effectively settled in 2012.

Note 20 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2013 and December 31, 2012, 179.0 million and 178.4 million common shares were issued and 165.9 million and 165.3 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization, which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No repurchases were made during the nine months ended September 30, 2013.

Note 21 — Accumulated Other Comprehensive Loss, Net of Tax

Changes in Accumulated other comprehensive loss, net of taxes, consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Gains on Marketable Equity Securities(1)	Cumulative Gains (Losses) on Terminated Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2013	$48.1	$(132.4)	$0.4	$0.7	$(83.2)
Other comprehensive loss before reclassifications	(139.3)	—	(3.5)	(2.2)	(145.0)
Amounts reclassified from accumulated other comprehensive loss	—	9.0	3.5	(0.2)	12.3
Balance at September 30, 2013	$(91.2)	$(123.4)	$0.4	$(1.7)	$(215.9)

(1)	Net of taxes of $0.0 million as of September 30, 2013 and December 31, 2012.

(2)	Net of taxes of $73.0 million and $78.6 million as of September 30, 2013 and December 31, 2012, respectively.

(3)	Net of taxes of $(1.0) million and $(0.4) million as of September 30, 2013 and December 31, 2012, respectively.

The following summarizes reclassifications out of Accumulated other comprehensive loss:

	Amount Reclassified from Accumulated Other Comprehensive Loss
(dollars in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
Impairment on marketable equity securities	$0.4	$3.5	Other expense, net
	—	—	Income tax benefit
Net of income taxes	0.4	3.5

Amortization of gain on terminated cash flow hedges	(0.1)	(0.2)	Other expense, net
	—	—	Income tax benefit
Net of income taxes	(0.1)	(0.2)

Amortization of pension plans actuarial losses	4.7	14.3	(1)
Amortization of medical and dental plans actuarial losses	0.1	0.3	(1)
Total before income taxes	4.8	14.6
	(1.9)	(5.6)	Income tax benefit
Net of income taxes	2.9	9.0

Total reclassifications for the period	$3.2	$12.3

(1)	These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2013	2012	2013	2012
Weighted average basic common shares outstanding	165.7	165.1	165.5	165.0
Incremental shares outstanding related to stock-based awards	1.3	0.8	—	1.0
Weighted average dilutive common shares outstanding	167.0	165.9	165.5	166.0

For the nine months ended September 30, 2013, 1.0 million incremental shares related to stock-based awards were not included in the computation of diluted earnings (loss) per share because of the net loss during the nine months ended September 30, 2013. The number of outstanding options and awards to purchase Hospira stock for which the exercise price of the options exceeded the average stock price was 8.2 million and 8.5 million for the three and nine months ended September 30, 2013, respectively, and 9.8 million and 9.4 million for the three and nine months ended September 30, 2012, respectively. Accordingly, these options are excluded from the diluted earnings (loss) per share calculation for these periods.

Note 23 — Stock-Based Compensation

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $10.4 million and $9.8 million was recognized for the three months ended September 30, 2013 and 2012, respectively. The related income tax benefit recognized was $3.8 million and $3.6 million for the three months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense of $31.1 million and $29.9 million was recognized for the nine months ended September 30, 2013 and 2012, respectively. The related income tax benefit recognized was $11.4 million and $10.4 million for the nine months ended September 30, 2013, and 2012, respectively. As of September 30, 2013, there was $80.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

During the nine months ended September 30, 2013, 1.8 million options were granted to certain employees primarily as part of the first quarter 2013 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options was based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Volatility	31.5%	31.3%	30.3%	31.3%
Expected life (years)	5.1	4.8	5.1	4.8
Risk-free interest rate	1.3%	0.7%	0.9%	0.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$11.77	$9.15	$8.48	$10.01

Performance Share Awards

During the nine months ended September 30, 2013, 0.2 million performance share awards were granted to key members of management primarily as part of the first quarter 2013 annual grant. These awards vest at the end of the three-year performance cycle. The amount of awards earned is based on a formula measuring performance using relative total shareholder return over interim annual periods and the three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of each interim annual period and the three year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	2013	2012
Volatility	30.8%	27.3%
Risk-free interest rate	0.4%	0.4%
Dividend yield	0.0%	0.0%
Fair value per performance share	$29.46	$51.39

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2013, 0.2 million performance-based restricted stock units were granted to key members of management primarily as part of the first quarter 2013 annual grant. These awards vest after three years if, during the three year period, Hospira's stock price appreciates to a level of 120% of the fair market value on the grant date, and maintains that level of appreciation for a 30 consecutive day period which was achieved in June 2013.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance-based restricted stock units grants, were as follows:

2013
Volatility	30.2%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Fair value per performance share	$20.81

Restricted Stock and Units

During the nine months ended September 30, 2013, 1.1 million restricted stock and units ("restricted awards") were granted to certain employees and the non-employee directors primarily as part of the first quarter 2013 annual grant. Hospira issues restricted awards with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted awards granted was $29.00 per restricted award.

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

Hospira is subject to oversight of its business by regulatory agencies, which may lead to inspection observations (commonly referred to as Form 483 observations in the U.S.), warning letters, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacturing and distribution of products, import and export bans or restrictions, monetary sanctions, delays in product approvals and other restrictions on operations.

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at September 30, 2013 and December 31, 2012, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the three months ended September 30:

	Net Sales		Income (Loss) from Operations
(dollars in millions)	2013	2012	2013	2012
Americas	$804.2	$789.1	$75.7	$34.3
EMEA	123.5	122.9	(14.5)	(28.0)
APAC	80.5	82.0	(1.5)	6.9
Total reportable segments	$1,008.2	$994.0	59.7	13.2
Corporate functions			(19.5)	(19.9)
Stock-based compensation			(10.4)	(9.8)
Income (Loss) from operations			29.8	(16.5)
Interest expense and other expense, net			(62.3)	(23.9)
Loss before income taxes			$(32.5)	$(40.4)

The table below presents information about Hospira's reportable segments for the nine months ended September 30:

	Net Sales		(Loss) Income from Operations
(dollars in millions)	2013	2012	2013	2012
Americas	$2,318.9	$2,369.7	$147.5	$150.7
EMEA	369.9	386.1	(73.5)	(42.9)
APAC	229.6	237.4	(16.7)	7.7
Total reportable segments	$2,918.4	$2,993.2	57.3	115.5
Corporate functions			(62.8)	(57.6)
Stock-based compensation			(31.1)	(29.9)
(Loss) Income from operations			(36.6)	28.0
Interest expense and other expense, net			(114.1)	(77.1)
Loss before income taxes			$(150.7)	$(49.1)

Net sales and Income (Loss) from operations for the nine months ended September 30, 2013 includes charges of $104.3 million, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. See Note 4 for further information.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward looking statements within the meaning of the federal securities laws, including statements related to accounting estimates/assumptions, litigation matters and related outcomes, the research and development pipeline, continuous improvement initiatives, the anticipated costs and impacts to execute the Device Strategy and remediate quality related matters, other predictions of earnings, revenues or expenses, and all other statements that do not relate to historical facts. Hospira, Inc. (“Hospira”) intends that these forward looking statements be covered by the safe harbor provisions for forward looking statements in the federal securities laws. In some cases, these statements can be identified by the use of forward looking words such as “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “intend,” “could” or similar expressions. In particular, statements regarding Hospira’s plans, strategies, prospects and expectations regarding its business and industry are forward looking statements. You should be aware that these statements and any other forward looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control, and may cause actual results and performance to differ materially from its expectations. The statements are based on assumptions about many important factors, including assumptions concerning the following: (i) the continuing growth of our currently marketed products and developments with competitive products; (ii) additional actions by the U.S. Food and Drug Administration ("FDA") or any other regulatory body that could adversely impact product development, or the manufacturing, registering, importing or selling of products, or result in additional liabilities, or additional legislation, regulation or other governmental pressures in the United States or globally, which may affect pricing, biosimilars, quality, reimbursement, taxation or other elements of Hospira’s business; (iii) product quality or patient safety issues, leading to product recalls or other corrective actions, withdrawals, device product remediation, replacement and retirement programs, launch delays, import and export bans or restrictions, suspensions, sanctions, seizures, litigation or declining sales; (iv) Hospira’s ability to protect intellectual property rights, including the patents related to PrecedexTM, and the success of Hospira's life-cycle management programs; (v) Hospira’s ability to prevail against the intellectual property rights of third parties related to our research and development pipeline; (vi) Hospira's ability to complete the acquisition of an active pharmaceutical ingredient ("API") business from Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") at all, or in a timely or cost-effective basis; (vii) product development risks, including satisfactory clinical performance and the general unpredictability associated with the product development cycle, including the risks associated with biosimilar development and the risks associated with Hospira's product development and collaboration agreements; (viii) the availability and pricing of acceptable raw materials and component supply; (ix) Hospira’s ability to realize the anticipated benefits of its continuous improvement initiatives, including any modernizing and streamlining activities; and (x) Hospira's ability to avoid disruptions to operations in Visakhapatnam (“Vizag”), India due to protest or civil unrest associated with the government action under consideration to reconfigure the boundaries of the local government unit which includes Vizag.

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

Generic Pharmaceutical Product Development

As of September 30, 2013, Hospira's generic pharmaceutical pipeline consisted of 77 compounds. Hospira includes products in its pipeline if they are approved for development and activity has occurred.

In addition, in 2011 Hospira adopted a program related to its generic specialty injectable pharmaceutical product line. This program will be executed over the next several years and will require Hospira to qualify certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio.

Biosimilar Product Development

As of September 30, 2013, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (“Celltrion”), consisted of up to 11 compounds and updates for certain products in the pipeline include the following:

•
Celltrion completed the biosimilar development program for infliximab, and Celltrion and Hospira each submitted a dossier for infliximab to the European Medicines Agency (“EMA”) in the first half of 2012. In June 2013, Hospira received a positive opinion from the EMA's Committee for Medicinal Products for Human Use, recommending the European Commission approval of InflectraTM (Hospira's infliximab product), and in September 2013, the European Commission approved InflectraTM for multiple indications, specifically, the treatment of inflammatory conditions including rheumatoid arthritis, ankylosing spondylitis, Crohn's disease, ulcerative colitis, psoriatic arthritis and psoriasis. This approval is applicable to all European Union ("EU") and European Economic Area ("EEA") countries. Hospira is working to commercialize InflectraTM in all EU and EEA countries, and it will be launched throughout Europe at the earliest opportunity taking into account any relevant patent protection. Celltrion is able to commercialize its infliximab product in the same territories;

•
in October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin (“EPO”) for patients with certain renal dysfunction who have anemia. This development program is expected to continue into 2015.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. (“NovaQuest”) entered into a collaborative arrangement for the following biosimilar products (the “Products”): Hospira's EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $150.0 million of development funding, and such amounts will be recorded as an offset to Research and development expense as incurred. This agreement is in alignment with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For further information related to the NovaQuest agreement, see Note 5 to the condensed consolidated financial statements included in Item 1. During the three and nine months ended September 30, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $22.1 million and $36.4 million, respectively, to research and development ("R&D") expense.

Proprietary Pharmaceutical Product Development

As of September 30, 2013, Hospira has in development the following proprietary pharmaceutical products:

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

•
in March 2013, Hospira received FDA approval for premix versions of PrecedexTM and in April 2013, Hospira launched the new premix versions in the U.S. The U.S. patents covering the premix versions of PrecedexTM expire on July 4, 2032 (U.S. Patents 8,242,158, 8,338,470, 8,455,527 and 8,436,033) and January 15, 2014 (U.S. Patent 4,910,214).

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

Research and Development Expense

Hospira's R&D expenses were $69.9 million and $66.2 million for the three months ended September 30, 2013 and 2012, respectively. Hospira's R&D expenses were $218.1 million and $218.9 million for the nine months ended September 30, 2013 and 2012, respectively. R&D expense includes costs identifiable to specific projects, general costs which are essential to all of Hospira's R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the three months ended September 30, 2013 and 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 1.1% and 10.9% of total R&D expense, respectively, net of R&D collaboration arrangement funding reimbursements in 2013. For the nine months ended September 30, 2013 and 2012, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 9.5% and 14.8% of total R&D expense, respectively, net of R&D collaboration arrangement funding reimbursements in 2013. As Hospira's biosimilar development program progresses, Hospira expects that over the next several years, the amount of spending on the biosimilar program will remain a high percentage of Hospira's total R&D expense. Other than EPO Phase III costs, the costs attributable to any other specific project were not individually material to Hospira's R&D expense line item for the periods presented.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, impairments, other asset (inventory) charges, manufacturing start-up, product validation and registration charges, other exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2013, Hospira continues to advance construction on a specialty injectable manufacturing facility in Vizag, India, which began in 2011. Capital expenditures and related start-up charges are anticipated, with the first commercial production expected by the end of 2014 with production increases over the course of the next several years. In aggregate, Hospira estimates Vizag capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total Vizag capital expenditures of $207.2 million through September 30, 2013, including $54.1 million for the nine months ended September 30, 2013.

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

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira expects to incur manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs in aggregate of approximately $170 million to $190 million. In aggregate, charges incurred through September 30, 2013 were $36.0 million, primarily related to start-up and facility validation activities. For the three and nine months ended September 30, 2013, Hospira incurred charges of $6.6 million and $14.3 million, respectively, which are reported in Cost of products sold. For the three and nine months ended September 30, 2012, Hospira incurred charges of $4.1 million and $11.3 million, respectively, which are reported in Cost of products sold. Hospira anticipates the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As Hospira transitions from start-up to normalized production levels, Hospira may incur further unabsorbed costs which will be impacted by the rate of transition and utilization of each production line.

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

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $17.4 million, which are reported in Restructuring and impairment for the nine months ended September 30, 2012. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operations.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In June 2012, Hospira initiated plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $12.1 million during the nine months ended September 30, 2012, which are reported in Restructuring and impairment. In addition, Hospira incurred other asset (inventory) charges of $4.9 million and $0.9 million of contract termination charges related to the product line discontinuation during the nine months ended September 30, 2012, both of which are reported in Cost of products sold. Additionally, in August 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition reported in Restructuring and impairment.

In late 2012 and continuing in 2013, Hospira incurred costs, primarily in the Asia Pacific ("APAC") and Europe, Middle East and Africa ("EMEA") segments, to optimize both commercial organizational structures and discontinue device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and include primarily severance charges of $11.4 million and contract termination charges of $3.1 million. Of the aggregate costs, $3.1 million and $7.6 million were incurred in the three and nine months ended September 30, 2013, respectively, and $6.9 million were incurred in the three months ended December 31, 2012.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income (loss) line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Cost of products sold	$6.6	$4.1	$14.3	$17.1
Restructuring and impairment	3.1	(1.9)	7.6	27.6
Total charges	$9.7	$2.2	$21.9	$44.7

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

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the “Agreement”) with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk (see Note 1 for further information regarding advances to Orchid). In addition, supplier advances to Orchid made subsequent to the Agreement and outstanding as of closing will be re-characterized as an advanced payment of the purchase price to be settled at closing. The pending acquisition includes an FDA approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. During the three and nine months ended September 30, 2013, Hospira incurred $1.2 million and $3.9 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2013 and 2014. Cumulative acquisition and integration-related costs as of September 30, 2013 were $5.0 million.

The Agreement contains customary covenants between Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations and regulatory considerations. The customary closing conditions include Orchid transferring the business and related assets to Hospira with satisfactory release of encumbrances, which may be delayed as Orchid attempts to obtain creditor and other necessary approvals, among other factors. Hospira expects to close the transaction in the first half of 2014, but can give no assurance that the transaction will be consummated during that time period, or at all.

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

Other regulatory agencies have restricted the supply of Hospira infusion pumps into certain international markets due to concerns similar to those cited by the FDA in its August 2012 warning letter concerning Hospira's Costa Rica facility. During 2013, the National Standards Authority of Ireland ("NSAI") performed two audits of Hospira's Lake Forest site. Based on the results of the latest audit, the NSAI is in the process of re-issuing the ISO certifications for the Lake Forest and Costa Rica sites, which will allow Hospira to continue to import, tender, sell and distribute consumables or Hospira's other infusion pump accessories in various international markets. NSAI also communicated to Hospira that the European Conformity ("CE") certificate for infusion pumps and related software, covering Plum A+TM and Hospira MedNetTM expired and were withdrawn on August 31, 2013. Hospira intends to file a new submission to regain CE marking for its infusion devices and related software. Hospira cannot predict the timing and outcome of obtaining these new CE certificates, which could negatively impact Hospira's ongoing sales of device products.

Warning Letters (May 2013) and Related Matters

In May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's device quality systems and governance in Lake Forest, Illinois, in January and February 2013 ("2013 Device Warning Letter"). The 2013 Device Warning Letter, which was filed with Hospira's Current Report on Form 8-K on May 14, 2013, cited current good manufacturing practice deficiencies, including failures related to design controls, corrective and preventive actions, complaint handling, purchasing controls and document controls and other inadequacies, including deviations from the medical device reporting regulation. Hospira's Lake Forest site does not manufacture any device products but performs certain portions of Hospira's quality system procedures which support all our device products and operations.

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

Hospira's Response to Warning Letters and Related Matters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (which are publicly available on the FDA's website). Hospira has submitted comprehensive remediation plans to address the items raised in the 2010 Warning Letter and 2012 Warning Letter and related subsequent Form 483 observations. In June 2013, Hospira submitted responses to the 2013 Device Warning Letter and the 2013 Pharmaceutical Warning Letter, both of which reference Hospira's pre-existing comprehensive remediation plans. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. The comprehensive remediation plan for devices includes the Device Strategy announced in May 2013. For certain remediation plans, Hospira has engaged third-party experts to assist with the remediation activities, established remediation project management teams, deployed new site leadership, and is hiring additional permanent employees in the manufacturing operations and quality organizations. Hospira will continue to work through the commitments made in its remediation plans or responses and interact and work closely with the FDA to ensure that all items noted in the Warning Letters and related subsequent Form 483s are appropriately addressed.

While Hospira has submitted remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Until these issues are corrected, Hospira may not be able to gain regulatory approval for certain new products, and may be subject to additional regulatory action by the FDA or other regulatory bodies. Any such actions could significantly disrupt Hospira's ongoing business and operations and have a material adverse impact on our financial position and operating results. There can be no assurance that the FDA, or other regulatory agencies, will be satisfied with Hospira's response or corrective actions.

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

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively, primarily in the Americas segment, were reported in the Cost of products sold line item in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012
Warning Letters Related
Third-party oversight and consulting	$17.5	$22.4	$51.8	$64.5
Other charges (primarily extended production downtime related costs and failure to supply penalties)	8.4	11.7	20.4	37.2
Inventory charges	—	0.7	—	19.3
Device Product Related
Third party consulting and other charges (product review and remediation activities)	6.9	12.8	18.2	18.3
Corrective action charges (credits)	9.7	50.4	(3.2)	72.6
Total Charges	$42.5	$98.0	$87.2	$211.9

In 2013, Hospira expects to incur aggregate charges of approximately $115 million related to these quality and product related matters which are primarily for third-party oversight and consulting and device remediation actions. Hospira expects the remediation activities to extend over the next one to two years and incur further charges at a lesser amount per year. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. The corrective action credits of $(3.2) million in the nine months ended September 30, 2013, were due to the change in the expected corrective actions which no longer includes deployment of modifications for certain products as such products are part of the retirement and replacement programs under the Device Strategy.

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

The Device Strategy builds on Hospira's recently completed comprehensive device review of its global installed base of infusion pumps. Hospira communicated the new strategy to the FDA and other global regulatory agencies, and has been working with these agencies to gain support for the implementation of the planned activities.

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

•
retirement of GemStarTM ambulatory pumps, replacing these devices with SapphireTM pumps in markets where the device is available, such as the U.S. (where the SapphireTM pump was given regulatory clearance by the FDA in October 2013), Canada and certain countries in Europe. Hospira markets and distributes the SapphireTM pump through a distribution agreement with Q Core Medical, Ltd.; and

•	retirement of older legacy PCA pumps, replacing these devices with LifeCare PCATM or SapphireTM pumps.

Hospira will continue to support the affected pumps during the retirement and replacement period. In the U.S, Hospira will begin to transition customers in the upcoming quarters over to our streamlined portfolio of remediated devices. See the section captioned "Certain Quality and Product Related Matters - Warning Letter (August 2012) and Related Matters," for a description of international regulatory matters that could impact Hospira's ability to move forward with transitioning customers outside of the U.S.

In connection with the Device Strategy, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pretax basis. The total estimated aggregate charges include pre-tax cash costs of approximately $240 million to $290 million. Major types of cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; and (iii) pump retirement and replacement program administration, quality systems/process improvement consulting costs and other costs. Further, of the total pre-tax charges, approximately $60 million relates to non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment, and Hospira-owned pumps in service.

The charges incurred for the above Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)
Customer sales allowances	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	14.8	56.1	Cost of products sold
Inventory charges	0.9	46.7	Cost of products sold
Other asset impairments and accelerated depreciation	3.2	10.3	Restructuring and impairment
Total charges	$18.9	$217.4

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

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over its efforts to market generic pharmaceutical products and with companies regarding certain of Hospira’s PrecedexTM patents. Hospira faces potential generic competition for PrecedexTM including certain legal proceedings challenging Hospira’s patents relating to PrecedexTM. The outcome of patent litigation, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. For further details regarding Hospira’s patents and other patent-related litigation, see the section captioned “Product Development and Product Launches” within this Item 2, and see Note 24 to the condensed consolidated financial statements included in Item 1 of this document.

Based on the current status of the PrecedexTM patent litigation, Hospira’s U.S. patent coverage for the non-premix versions of PrecedexTM will expire January 15, 2014. It is possible that Hospira could face generic competition at any time on or after such date which would have a material adverse impact on Hospira’s net sales of PrecedexTM and related results of operations. The FDA has granted tentative approval to the following potential generic competitors for PrecedexTM: Akorn, Inc., Caraco Pharmaceutical Laboratories, Ltd., Mylan Institutional and Sandoz Inc.

In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. oxaliplatin market on June 30, 2010, and relaunched its products pursuant to a royalty free license after August 9, 2012.

For more information about risks related to these matters, see the sections captioned “If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, increased costs and delays in marketing new products” and “If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed” in “Item IA. Risk Factors” of Hospira’s 2012 Form 10-K.

Results of operations for the three months ended September 30, 2013 compared to September 30, 2012

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,
	2013	2012	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$539.8	$502.0	7.5%	8.1%
Medication Management	175.2	197.6	(11.3)%	(10.5)%
Other Pharma	89.2	89.5	(0.3)%	0.4%
Total Americas	804.2	789.1	1.9%	2.6%
EMEA—
Specialty Injectable Pharmaceuticals	80.4	76.6	5.0%	0.4%
Medication Management	23.9	27.1	(11.8)%	(16.2)%
Other Pharma	19.2	19.2	—%	0.5%
Total EMEA	123.5	122.9	0.5%	(3.2)%
APAC—
Specialty Injectable Pharmaceuticals	64.8	64.6	0.3%	9.6%
Medication Management	10.7	11.9	(10.1)%	(4.2)%
Other Pharma	5.0	5.5	(9.1)%	(9.1)%
Total APAC	80.5	82.0	(1.8)%	6.5%
Net Sales	$1,008.2	$994.0	1.4%	2.2%

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

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the section "Certain Quality and Product Related Matters" of this Item 2 for further information.

Americas

Net sales in the Americas segment increased 1.9% or 2.6% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to continued volume growth of the proprietary sedation drug PrecedexTM and supply recovery in the U.S. This increase was partially offset by the expected price erosion and decreased volume on docetaxel following its 2011 launch. Medication Management net sales decreased, primarily due to the FDA import alert which prohibits the importation into the U.S. of the SymbiqTM, PlumTM, GemStarTM, and LifeCare PCATM infusion pumps. Medication Management net sales also decreased due to lower sales volume on dedicated sets.

EMEA

Net sales in the EMEA segment increased 0.5% or decreased (3.2)% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to continued strong sales volume of biosimilar products NivestimTM and RetacritTM. These increases were partially offset by lower sales prices and volume on anti-infective products. Medication Management net sales decreased due to reduced sales volume on other device products and regulatory agency restrictions on PlumTM and GemStarTM infusion pumps. Medication Management net sales also decreased due to lower sales volume on dedicated sets for PlumTM and GemStarTM. These decreases were slightly offset due to the early 2013 launch of SapphireTM pumps and related sales of SapphireTM dedicated sets.

APAC

Net sales in the APAC segment decreased (1.8)% or increased 6.5% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to increased sales volume of paclitaxel in China and continued volume growth of PrecedexTM in Japan. Medication Management net sales were lower primarily due to lower sales volumes on PlumTM and GemStarTM infusion pumps due to regulatory agency restrictions.

Gross Profit (Net sales less Cost of product sold)

			Percent
Three months ended September 30 (dollars in millions)	2013	2012	change
Gross profit	$290.2	$214.3	35.4%
As a percent of net sales	28.8%	21.6%

Gross profit increased $75.9 million, or 35.4%, for the three months ended September 30, 2013, compared with the same period in 2012. Gross profit increased in the third quarter of 2013 primarily due to lower charges associated with certain quality and product related matters as well as U.S. based supply recovery, strong PrecedexTM sales in the U.S., and higher pricing on SIP products in the U.S. initiated in the second half of 2012. These increases were partially offset by lower docetaxel sales and charges related to the Device Strategy initiative.

Restructuring and Impairment

			Percent
Three months ended September 30 (dollars in millions)	2013	2012	change
Restructuring and impairment	$9.8	$9.4	4.3%
As a percent of net sales	1.0%	0.9%

Restructuring and impairment of $9.8 million for the three months ended September 30, 2013 included charges related to the APAC segment other restructuring-related activities, accelerated depreciation charges related to the Device Strategy, and intangible asset impairments associated with certain product rights.

Restructuring and impairment of $9.4 million for the three months ended September 30, 2012 was primarily due to an intangible asset impairment charge of $8.1 million recognized in the EMEA segment, related to a customer relationship intangible asset due to anticipated delayed launch dates for certain products.

Research and Development

			Percent
Three months ended September 30 (dollars in millions)	2013	2012	change
Research and development	$69.9	$66.2	5.6%
As a percent of net sales	6.9%	6.7%

R&D increased $3.7 million, or 5.6%, for the three months ended September 30, 2013, compared with the same period in 2012 due to higher spending on generic pharmaceuticals product development. Higher spending on a clinical trial for EPO in the U.S., compared with the same period in 2012, was offset by development funding reimbursements of $22.1 million recognized as an offset to R&D expense, in connection with the NovaQuest agreement.

Selling, General and Administrative

			Percent
Three months ended September 30 (dollars in millions)	2013	2012	change
Selling, general and administrative	$180.7	$155.2	16.4%
As a percent of net sales	17.9%	15.6%

Selling, general and administrative increased for the three months ended September 30, 2013, compared with the same period in 2012, due to increased selling and promotional expense, legal costs, and employee-related compensation expenses.

Interest Expense and Other Expense, Net

Hospira recognized interest expense of $23.3 million for the three months ended September 30, 2013 and $21.1 million in the same period in 2012. The increase was due to higher interest expense associated with an overlap of outstanding debt for senior notes issued and senior notes redeemed during the three months ended September 30, 2013. The increase was partially offset by higher capitalized interest related to construction in progress projects. Other expense, net was $39.0 million for the three months ended September 30, 2013, compared to $2.8 million for the three months ended September 30, 2012. In 2013, Other expense, net included $33.4 million incurred for the early extinguishment of debt. In 2013, Other expense, net included $3.1 million for certain investment impairments.

Income Tax Benefit

The effective tax rate was a benefit of 97.5% for the three months ended September 30, 2013, compared to a benefit of 85.9% for the same period in 2012. The tax benefit during both periods resulted from the impact of higher quality and device-related charges incurred in higher tax rate jurisdictions. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity Income From Affiliates, Net

Equity income from affiliates, net decreased to $2.7 million during the three months ended September 30, 2013 compared to $6.9 million for the same period in 2012. The decrease is due to lower income from Hospira’s joint venture primarily related to docetaxel product sales.

Results of operations for the nine months ended September 30, 2013 compared to September 30, 2012

Net Sales

A comparison of product line net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2013	2012	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,590.4	$1,451.4	9.6%	9.9%
Medication Management	450.4	624.2	(27.8)%	(27.4)%
Other Pharma	278.1	294.1	(5.4)%	(5.2)%
Total Americas	2,318.9	2,369.7	(2.1)%	(1.8)%
EMEA—
Specialty Injectable Pharmaceuticals	244.7	235.1	4.1%	1.7%
Medication Management	69.2	88.1	(21.5)%	(23.5)%
Other Pharma	56.0	62.9	(11.0)%	(10.2)%
Total EMEA	369.9	386.1	(4.2)%	(6.0)%
APAC—
Specialty Injectable Pharmaceuticals	191.6	187.3	2.3%	7.3%
Medication Management	28.5	35.6	(19.9)%	(17.7)%
Other Pharma	9.5	14.5	(34.5)%	(34.5)%
Total APAC	229.6	237.4	(3.3)%	1.0%
Net Sales(2)	$2,918.4	$2,993.2	(2.5)%	(2.1)%

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

(2)
Net sales for the nine months ended September 30, 2013 includes the impact of the $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy initiative. Excluding this charge, Net sales increased 1.0%, or 1.4% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" in this Item 2 for further information.

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the section "Certain Quality and Product Related Matters" of this Item 2 for further information.

Americas

Net sales in the Americas segment decreased (2.1)%, or (1.8)% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to several factors, including certain base product price increases in the U.S. In addition, net sales of SIP increased due to the mid-2012 re-launch of oxaliplatin in the U.S., continued volume growth of the proprietary sedation drug PrecedexTM and supply recovery in the U.S. This growth was partially offset by the expected price erosion and decreased volume on docetaxel following its 2011 launch. Excluding the impact of the Device Strategy charge, Medication Management net sales decreased, primarily due to the FDA import alert prohibiting the importation into the U.S. of the SymbiqTM, PlumTM, GemStarTM, and LifeCare PCATM infusion pumps. Medication Management net sales also decreased due to lower sales volume on dedicated sets and consumables. Other Pharma net sales decreased due to lower solution and nutritional volumes and lower contract manufacturing volumes.

EMEA

Net sales in the EMEA segment decreased (4.2)% or (6.0)% excluding the impact of changes in foreign exchange rates. SIP net sales increased due to continued strong sales volume of biosimilar products NivestimTM and RetacritTM, offset by lower anti-infective and oncology product sales. Excluding the impact of the Device Strategy charge, Medication Management net sales decreased slightly due to reduced sales volume on other device products and regulatory agency restrictions on PlumTM and GemStarTM infusion pumps. These decreases were slightly offset with higher sales volume on dedicated sets for PlumTM infusion pumps. Other Pharma net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment decreased (3.3)% or increased 1.0% excluding the impact of changes in foreign exchange rates. SIP net sales increased primarily due to increased sales volume of paclitaxel in China and continued volume growth of PrecedexTM in Japan. Excluding the impact of the Device Strategy charge, Medication Management net sales were lower primarily due to lower sales volumes on PlumTM and GemStarTM infusion pumps due to regulatory agency restrictions. Other Pharma net sales decreased due to lower contract manufacturing volumes.

Gross Profit (Net sales less Cost of product sold)

			Percent
Nine months ended September 30 (dollars in millions)	2013	2012	change
Gross profit	$758.9	$797.8	(4.9)%
As a percent of net sales	26.0%	26.7%

Gross profit decreased $(38.9) million, or (4.9)%, for the nine months ended September 30, 2013, compared with the same period in 2012. Gross profit decreased in 2013 primarily due to charges of $207.1 million related to the Device Strategy initiative. Gross profit also decreased in 2013 due to lower docetaxel sales, higher manufacturing spending related to strengthening quality, compliance and production processes, and lower sales on medication management products. These impacts were partially offset by lower charges associated with certain quality and product related matters, higher pricing on SIP products in the U.S. initiated in the second half of 2012 and continuing in 2013, and strong PrecedexTM sales in the U.S.

Restructuring and Impairment

			Percent
Nine months ended September 30 (dollars in millions)	2013	2012	change
Restructuring and impairment	$21.4	$41.6	(48.6)%
As a percent of net sales	0.7%	1.4%

Restructuring and impairment of $21.4 million for the nine months ended September 30, 2013 included charges related to the APAC and EMEA segments other restructuring-related activities, asset impairment and accelerated depreciation charges related to the Device Strategy, and intangible asset impairments associated with certain product rights.

Restructuring and impairment was $41.6 million for the nine months ended September 30, 2012, of which $29.5 million was due to impairment charges related to Hospira's facility optimization and other restructuring-related activities. In addition, a total of $14.0 million of intangible asset impairment charges were recognized primarily in the EMEA segment in 2012. These impairment charges related primarily to a customer relationship intangible asset due to anticipated delayed launch dates for certain products.

Research and Development

			Percent
Nine months ended September 30 (dollars in millions)	2013	2012	change
Research and development	$218.1	$218.9	(0.4)%
As a percent of net sales	7.5%	7.3%

R&D decreased $(0.8) million, or (0.4)%, for the nine months ended September 30, 2013, compared with the same period in 2012. For the nine months ended September 30, 2013, compared to 2012, there was higher spending on generic pharmaceuticals product development primarily for global expansion. This increase and higher spending on a clinical trial for EPO in the U.S., compared with the same period in 2012, was more than offset by $36.4 million of reimbursements for development funding, recognized as an offset to R&D expense, in connection with the NovaQuest agreement.

Selling, General and Administrative

			Percent
Nine months ended September 30 (dollars in millions)	2013	2012	change
Selling, general and administrative	$556.0	$509.3	9.2%
As a percent of net sales	19.1%	17.0%

Selling, general and administrative increased for the nine months ended September 30, 2013, compared with the same period in 2012, due to increased selling and promotional expense for various products including PrecedexTM, legal costs and employee-related compensation expenses.

Interest Expense and Other Expense, Net

Hospira recognized interest expense of $62.8 million for the nine months ended September 30, 2013 and $64.3 million in the same period in 2012. The decrease was primarily due to higher capitalized interest related to construction in progress. The decrease was partially offset by higher interest expense associated with an overlap of outstanding debt for senior notes issued and senior notes redeemed during the three months ended September 30, 2013. Other expense, net was $51.3 million for the nine months ended September 30, 2013, compared to $12.8 million for the nine months ended September 30, 2012. In 2013, Other Expense, net included $33.4 million incurred for the early extinguishment of debt. In 2013 and 2012, Other expense, net included $14.5 million and $8.4 million, respectively for certain investment impairments.

Income Tax Benefit

The effective tax rate was a benefit of 63.8% for the nine months ended September 30, 2013, compared to a benefit of 124.2% for the same period in 2012. The tax benefit during both periods resulted from the impact of higher quality and device-related charges incurred in higher tax rate jurisdictions. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 includes a discrete tax benefit of $13.8 million related to 2012 in the nine months ended September 30, 2013. Without this item, the effective tax rate was a benefit of 54.7%.

Equity Income From Affiliates, Net

Equity income from affiliates, net decreased to $12.7 million during the nine months ended September 30, 2013 compared to $27.0 million for the same period in 2012. The decrease is due to lower income from Hospira’s joint venture primarily related to docetaxel product sales.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, the pending acquisition of Orchid's penem and penicillin API business, capital expenditures, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under a revolving credit facility and under other borrowings, including uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into further development alliances and collaborations to fund Hospira's research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, the pending acquisition of Orchid's penem and penicillin API business, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at September 30, 2013, approximately $307 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and plant, property and equipment acquisition needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in Hospira's U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

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

Specific to acquisitions, the capital resources referred to above will be used to fund the pending transaction to acquire Orchid's penem and penicillin API business for approximately $218 million in cash. The purchase price will be paid in rupees and is, therefore, subject to change depending upon movement in the U.S. dollar and Indian rupee foreign currency exchange rate. The transaction is expected to be completed in the first half of 2014. Hospira has and may continue to make supplier advances to Orchid for certain API products, some of which may be settled upon the pending close of the transaction or settled upon receipt of the API products. The outstanding Orchid supplier advances of $41.5 million as of September 30, 2013 are interest bearing, primarily unsecured and subject to credit risk. For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the expected benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Item 1A. Risk Factors" of Hospira's Form 10-Q for the three months ended March 31, 2013.

Hospira has advanced a cumulative $60.0 million to Celltrion through September 30, 2013 for the expected purchase of certain biosimilar products. A portion of the advance has been settled with product receipt. Additional supplier advances for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Summary of Sources and (Uses) of Cash

	Nine Months Ended September 30,
(dollars in millions)	2013	2012
Operating activities	$61.5	$404.4
Investing activities	(259.3)	(216.8)
Financing activities	72.1	54.8

Operating Activities

Net cash provided by operating activities decreased in the nine months ended September 30, 2013, compared with the same period in 2012 primarily due to increases in working capital including inventory. In addition, the decrease is due to higher payments in 2013 related to income taxes, interest, and incentive compensation, offset by distributions received from equity affiliates. Further, net cash provided by operating activities in the nine months ended September 30, 2013, and to a lesser extent, the same period in 2012, was adversely impacted by investments in strengthening quality, manufacturing and compliance functions.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2013 was higher compared with the same period in 2012 primarily due to capital expenditures. Capital expenditures increased primarily due to expenditures at several of Hospira's manufacturing facilities relative to modernization initiatives, as well as information technology projects.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2013 was $72.1 million compared to $54.8 million in the same period in 2012. In the nine months ended September 30, 2013, and to a lesser extent, the same period in 2012 Hospira increased borrowings to support non-U.S. operations. Further, in 2013 Hospira refinanced certain senior unsecured notes, as described below, with net proceeds of $41.8 million, which are offset by payment of $39.8 million for the early extinguishment of the notes redeemed.

Debt and Capital

As of September 30, 2013, Hospira had a $1.0 billion unsecured revolving credit facility (“Revolver”) maturing in October 2016. For the nine months ended and as of September 30, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant discussed below and may limit Hospira's availability for borrowings to less than $1.0 billion. As of September 30, 2013, Hospira had approximately $541 million of availability for borrowings under the Revolver.

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

Hospira was in compliance with the maximum leverage ratio, and with all other covenants in the Revolver and indenture governing Hospira's senior notes, for the period ended September 30, 2013.

During the nine months ended September 30, 2013, Hospira's credit ratings were downgraded by both Moody's Investors Service and by Standard & Poor's Ratings Services. These downgrades may increase Hospira's cost of borrowing in the future.

In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020, and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014, $250.0 million principal amount of 6.40% notes originally due May 2015 ("2014 and 2015 Notes"), accrued interest and a make whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which is reported in Other expense, net, in the three and nine months ended September 30, 2013. The early debt extinguishment charges include a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

In August 2013, Hospira terminated the forward starting interest rate swaps, notional amount of $550 million, which had effectively fixed the benchmark interest rates upon entering into the transactions in July 2013 and up to the issuance of the 2020 and 2023 Notes. As a result of the swap terminations, Hospira paid $3.6 million, including interest. The corresponding loss will be deferred in Accumulated other comprehensive loss and amortized into Interest expense over the terms of the 2020 and 2023 Notes, respectively.

Hospira has entered into short-term borrowings as described under the section “Debt and Capital” in Item 7 of Hospira’s 2012 Form 10-K. There have been no material changes to the short-term borrowing information provided in Hospira’s 2012 Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2012 Form 10-K, except for matters discussed in sections captioned "Continuous Improvement Activities" and "Device Strategy" in this Item 2.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at September 30, 2013 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net asset balance of $1.3 million would decrease by $13.3 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at September 30, 2013 by replacing the actual exchange rates at September 30, 2013 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

In November 2013, Hospira entered into foreign currency exchange option contracts to hedge the pending acquisition of Orchid's penem and penicillin API business. For further information regarding the pending acquisition, see Note 2 to the condensed consolidated financial statements included in Item 1. The foreign currency option contracts, with an aggregate notional value of 7.5 billion Indian rupees, had a net premium payable of $1.6 million at inception. These transactions have been entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the future anticipated purchase price. Since these derivatives are hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives will be recognized in Other expense, net, in the condensed consolidated financial statements.

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

Changes in internal controls. Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the third quarter of 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
July 1-July 31, 2013	1,100	$39.71	0	$800,000,000
August 1-August 31, 2013	2,400	40.53	0	800,000,000
September 1-September 30, 2013	1,500	40.04	0	800,000,000
Total	5,000	$40.20	0	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation (“Hospira Canada”) Stock Purchase Plan.

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

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: November 6, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1
Actions of the Authorized Officers with respect to the 5.200% Notes due 2020 (filed as Exhibit 99.2 to the Hospira, Inc. Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.2
Actions of the Authorized Officers with respect to the 5.800% Notes due 2023 (filed as Exhibit 99.3 to the Hospira, Inc. Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.3	Form of 5.200% Notes due 2020 (filed as Exhibit 99.4 to the Hospira, Inc. Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.4	Form of 5.800% Notes due 2023 (filed as Exhibit 99.5 to the Hospira, Inc. Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.5	Officers' Certificate and Company Order with respect to the 2020 and 2023 Notes.

10.1	Hospira Non-Qualified Savings and Investment Plan, as amended.*

10.2	Hospira Executive Severance Plan, as amended.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 6, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income (loss) and comprehensive (loss) income, (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*Management compensatory plan or arrangement.