Form 10-K
period 2013-12-31
HOSPIRA INC
filed 2014-02-12
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31946
HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,344.0 million.
Registrant had 166,461,770 shares of common stock outstanding as of February 10, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement to be filed in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated. The definitive 2014 Proxy Statement will be filed on or about March 21, 2014.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements
This annual report contains forward‑looking statements within the meaning of the federal securities laws that are based upon management’s assumptions and expectations regarding future events or circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements also can be identified by the use of forward‑looking words, such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira Inc.’s ("Hospira," "we," "us" or "our") plans, strategies, prospects and expectations regarding its business and industry are forward‑looking statements. You should be aware that these statements and any other forward‑looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These forward-looking statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control. Actual results and performance may differ materially from these forward-looking statements.
The forward-looking statements are based on assumptions about many factors, including the following:

•	continuing growth of our currently marketed products, and development of competitive products;

•
actions by the United States ("U.S.") Food and Drug Administration ("FDA") or other regulatory bodies that could adversely impact our product development or the manufacturing, registration, importing or selling of products, or result in additional liabilities, or additional legislation, regulation or other governmental pressure in the United States and globally, any or all of which may affect pricing, biosimilar development, quality control, reimbursement, taxation or other elements of our business;

•
product quality or patient safety issues, leading to product recalls or other corrective actions, withdrawals, device product remediation, replacement and retirement programs, launch delays, import and export bans or restrictions, suspensions, sanctions, seizures, litigation or declining sales;

•
our ability to protect our intellectual property rights, including patents related to Precedex™, and the success of our life-cycle management programs, including the life-cycle management program related to Precedex™;

•	our ability to prevail against the intellectual property rights of third parties related to our research and development pipeline;

•
product development risks, including satisfactory clinical performance, general unpredictability associated with the product development cycle, risks associated with biosimilar development including significant uncertainty concerning the regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

•	the availability and pricing of acceptable raw materials and component supply; and

•	our ability to realize the anticipated benefits of our continuous improvement initiatives, including any modernizing and streamlining activities.
Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Item 1A. Risk Factors," (ii) factors described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and (iii) matters discussed in "Item 8. Financial Statements and Supplementary Data," Note 25. Accordingly, you should not place undue reliance on the forward-looking statements contained in this annual report. These forward-looking statements speak only as of the date on which the statements were made. Hospira undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If Hospira does update or correct one or more of these statements, investors and others should not expect that Hospira will make additional updates or corrections.

PART I
Item 1.    Business
General Overview of Business

Hospira, Inc. ("Hospira") is a provider of injectable pharmaceutical drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Through a broad, integrated product portfolio, Hospira is uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, biosimilars, and integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

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

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a purchase agreement with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the purchase agreement was amended to increase the purchase price to approximately $218 million to include additional assets in the purchase and to change the purchase price currency from U.S. dollars to Indian rupees, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. The pending acquisition includes a FDA approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. While Hospira anticipates closing the transaction in the first half of 2014, we can give no assurance that the transaction will be completed during that time period, or at all. For additional information related to this pending acquisition, including conditions to closing, see Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

Operating Segments

Hospira conducts operations worldwide and is managed in three reportable segments:

Segment	Percentage of 2013 Net Sales
Americas, which includes the United States, Canada and Latin America	79%
Europe, Middle East and Africa ("EMEA")	13%
Asia Pacific ("APAC"), which includes Asia, Japan, Australia and New Zealand	8%

In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management products and other pharmaceuticals. For financial information relating to Hospira's reporting segments, principal product lines, and other geographic information, see Note 26 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report. Unless the context otherwise requires, the disclosures in "Item 1. Business" and "Item 1A. Risk Factors" relate to all three reportable segments.

Products

Hospira offers the following types of products and services in one or more reportable segments:

Product Line	Percentage of 2013 Net Sales*	Description
Specialty Injectable Pharmaceuticals	69%	• Approximately 200 injectable generic drugs in multiple dosages and formulations
		• Biosimilars, including Retacrit™ (epoetin zeta), Nivestim™ (filgrastim) and Inflectra™ (infliximab)
		• Proprietary specialty injectables, including Precedex™ (dexmedetomidine HCl), a proprietary drug for sedation
Medication Management	19%	• Infusion pumps and dedicated administration sets
		• Hospira MedNet™ safety software system and related services
		• Software applications and devices that support point-of-care medication administration
		• Gravity administration sets
		• Other device products
Other Pharmaceuticals	12%	• Large volume intravenous ("I.V.") solutions and nutritional products
		• Contract manufacturing services

*	Gross sales less discounts for wholesaler chargebacks, rebates, returns and other allowances.

Specialty Injectable Pharmaceuticals

Hospira's specialty injectable pharmaceutical products represented approximately 69% of Hospira's Net sales in 2013. This product category primarily consists of generic injectable pharmaceuticals. These products provide customers with a lower-cost alternative to branded products when patent protection has expired, when patents have been declared invalid, or when the products do not infringe the patents of others. Therapeutic areas include analgesia, anesthesia, anti-infectives, cardiovascular, oncology, and other areas. All of Hospira's generic injectable pharmaceuticals in the U.S. include unit-of-use bar-code labels that can be used to support safer medication delivery. Hospira currently manufactures a small portion of the API in these products, and procures the majority of the API from third-party suppliers.

During 2013, Hospira continued to broaden its global portfolio with 46 new-to-country injectable drug launches consisting of 14 compounds.

Hospira's specialty injectable pharmaceutical products also include Precedex™ (dexmedetomidine HCl), a proprietary sedative. Precedex™ is licensed to Hospira in the Americas and APAC segments, and in the Middle East and Africa by Orion Corporation ("Orion"). Hospira sells and markets Precedex™ for use in non-intubated patients requiring sedation, as well as intubated and mechanically ventilated patients in the intensive care setting.

Hospira's specialty injectable pharmaceuticals also include biologic products, which are large complex molecules derived from cells that are demonstrated to be similar to an approved originator product. Hospira's first biosimilar, Retacrit™, a biosimilar erythropoietin, used primarily in the treatment of anemia in dialysis and in certain oncology applications, was originally launched in 2008 and is currently available in 25 European countries. Its second biosimilar, Nivestim™, a biosimilar filgrastim used for the treatment of low white blood cells in patients who have received a chemotherapeutic agent, was initially launched in Europe in 2010, where it is currently available in 30 countries, primarily in EMEA. Nivestim™ was also launched in Australia in 2011. Hospira’s third biosimilar, Inflectra™, a biosimilar infliximab for the treatment of inflammatory conditions, including rheumatoid arthritis, ankylosing spondylitis, Crohn’s disease, ulcerative colitis, psoriatic arthritis, and psoriasis, was launched in Europe during 2013 into several early-launch countries.

Hospira believes that novel drug delivery formats are key points of product differentiation for injectable pharmaceuticals. Hospira offers a wide variety of drug delivery options, and believes that its products assist its customers' efforts to enhance safety, increase productivity and reduce waste. Hospira's drug delivery formats include standard offerings in ampules and flip-top vials, which clinicians can use with standard syringes. Hospira's proprietary drug delivery options include Carpuject™ and iSecure™ prefilled syringes, Ansyr™ prefilled needleless emergency syringe systems, First Choice™ ready-to-use premix and the ADD-Vantage™ system for preparing drug solutions from prepackaged drug powders or concentrates.

Medication Management

Medication management products represented approximately 19% of Hospira's Net sales in 2013 and include electronic drug delivery pumps, safety software, disposable administration sets dedicated to Hospira pumps and other devices. These sets are used to deliver I.V. fluids and medications. Hospira also offers software maintenance agreements and other service offerings.

Hospira offers three pump platforms: Plum A+™, LifeCare PCA™, and Sapphire™. Although Hospira's current offerings include these three pumps, Hospira's install base, or those pumps already in the market, includes various additional legacy pumps. For additional information, see section titled "Device Strategy" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Hospira markets and distributes the Sapphire™ pump through a distribution and collaboration agreement with Q Core Medical, Ltd. ("Q Core") under which Hospira will market and distribute this multi‑therapy infusion system. Through the arrangement, Hospira will have exclusive rights to market and distribute this compact and lightweight infusion device system that is used in ambulatory and hospital settings in more than 60 markets across Europe, Asia and the Americas. The infusion pump is currently marketed within the U.S., Australia, Canada and portions of Europe and is under regulatory review for registrations in additional countries. The agreement also enables Hospira to collaborate with Q Core for distribution of the other products within Q Core’s development pipeline.

Hospira believes that electronic drug delivery pumps with enhanced systems capabilities have become a key contributor in its efforts to improve medication management programs and reduce the incidence of medication errors. Some of Hospira's pumps use bar coding to read drug labels that are compatible with other Hospira products, reducing the opportunity for drug infusion errors. Hospira offers the Hospira MedNet™ safety software system, which has been designed to enable hospitals to customize intravenous drug dosage limits and track drug delivery to prevent medication errors. Through its drug library and programmable drug dosage limits, the system can help ensure that medication is infused within hospital‑defined dose guidelines and best practices. The wireless network version of the Hospira MedNet™ system establishes real-time send-and-receive capability and can interface with select hospital and pharmacy information systems. Hospira continues to work with hospital information technology companies to integrate the Hospira MedNet™ system with other systems. The Hospira MedNet™ system is available for the Plum A+™ line, and LifeCare PCA™ devices.

Medication management also includes gravity administration sets and other device products, including needlestick safety products and programs to support Hospira's customers' needlestick prevention initiatives. LifeShield™, CLAVE™, LifeShield™ and MicroCLAVE™ connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles.

Other Pharmaceuticals

Hospira's other pharmaceuticals represented approximately 12% of Hospira's Net sales in 2013, and primarily consist of large volume I.V. solutions, nutritionals and contract manufacturing services.

Hospira offers infusion therapy solutions and related supplies that include I.V. solutions for general use, I.V. nutrition products, and solutions for the washing and cleansing of wounds or surgical sites. All of Hospira's injectable I.V. solutions in the U.S. include unit-of-use bar-code labels that can be used to support medication management efforts.

Hospira's contract manufacturing services are offered through its One2One™ contract manufacturing services group, which primarily provides formulation development and injectable filling and finishing services in a variety of delivery systems. Hospira works with its proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and Hospira fills and finishes those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label.

Sales, Customers and Distribution

Sales. Net sales in the Americas segment accounted for approximately 79% of Hospira's 2013 Net sales. Net sales in the EMEA and APAC segments comprised approximately 13% and 8%, respectively, of 2013 Net sales. Hospira's sales organizations include sales professionals who sell across its major product lines, as well as product specialists who promote its medication management products, or who market and sell Precedex™, biosimilars, and select other products. Hospira also has extensive experience contracting with, marketing to and servicing members of the major group purchasing organizations ("GPOs") in the U.S. Hospira has pricing agreements for specified products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems LLC; Novation, LLC; and Premier Healthcare Alliance, LP. The scope of products included in these agreements varies by GPO.

Customers. Hospira's primary customers in the Americas segment include hospitals, wholesalers, integrated delivery networks ("IDN") and alternate site facilities. In the U.S., a substantial portion of Hospira's products are sold to GPO member hospitals, through wholesalers and distributors. Net sales through the four largest wholesalers and distributors that supply products to many end-users accounted for approximately 44% of global Net sales during 2013. As end-users have multiple ways to access Hospira's products, including through more than one wholesaler or distributor, and, in some cases, from Hospira directly, Hospira believes that it is not dependent on any single wholesaler or distributor for distribution of its products. Hospira has no single end-use customer that accounts for more than 10% of Net sales.

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

Distribution. In the U.S., Hospira's products are primarily distributed through a network of company‑operated distribution facilities and third‑party logistics providers. The primary company‑operated distribution facilities are identified in "Item 2. Properties" of this report. For the remainder of the Americas segment outside the U.S. and for the EMEA and APAC segments, Hospira primarily utilizes third‑party logistics providers and external distributors in markets where Hospira does not have a direct commercial establishment.

Seasonal Aspects and Backlog

There are no significant seasonal aspects to Hospira's consolidated Net sales. Hospira believes that backlogged orders do not represent a material portion of its sales or provide a meaningful indication of future sales. Due to the quality improvement actions and supply constraints, Hospira has experienced higher levels of backorders in 2011 and 2012, however, Hospira has reduced the level of backorders during 2013.

Product Development

Hospira's research and development ("R&D") expenses were $301.7 million in 2013, $303.6 million in 2012, and $258.8 million in 2011.

Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira also maintains an active development program to support its injectable pharmaceutical contract manufacturing relationships. Hospira engages in programs to bring new products to market in unique delivery systems or formats that enhance the effectiveness, ease of use, productivity, safety or reliability of existing product lines. Hospira also engages in programs to expand the use of products in new markets or new applications. For more information on Hospira’s products, including recent developments and launches see section captioned "Product Development and Product Launches" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Manufacturing

As of December 31, 2013, Hospira operated 14 primary manufacturing facilities globally. Hospira’s principal manufacturing facilities are identified in "Item 2. Properties" of this report. Hospira’s largest facilities, located in Rocky Mount, North Carolina; Austin, Texas; LaAurora, Costa Rica; McPherson, Kansas; Irungattukottai, India; and Mulgrave, Victoria, Australia, account for a significant portion of Hospira’s manufacturing output. In 2013, products manufactured at these plants accounted for approximately 72.8% of Hospira’s Net sales. In the past few years, certain Hospira facilities have been subject to warning letters and inspection observations as a result of certain quality issues cited by the FDA and other regulatory authorities as further described under the caption "Certain Quality and Product Related Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report which have interrupted the release of products in certain manufacturing facilities. Such interruptions have adversely impacted, and continue to adversely impact, Hospira’s ability to manufacture and sell its products. If Hospira experiences any further interruptions of manufacturing at any of the foregoing facilities, such an interruption could further materially and adversely affect Hospira’s ability to manufacture and sell its products. In addition, during 2013, Hospira continued to advance construction on a specialty injectable manufacturing facility in Vizag, India. See section captioned "Continuous Improvement Activities" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report for additional information.
Hospira has an unconsolidated joint venture with Cadila Healthcare Limited ("Cadila"), a pharmaceutical company located in Ahmedabad, Gujarat State, India. The joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL"), operates a manufacturing facility in a special economic zone outside of Ahmedabad, India, that has been inspected and approved by the FDA and the United Kingdom's Medicines and Healthcare Products Regulatory Agency. Under the joint venture agreement, the facility manufactures a number of cytotoxic drugs for sale by both Hospira and Cadila in their respective territories with Hospira holding exclusive rights in almost all major markets including the United States, Canada, the European Union and other Western European countries, the Middle East, and countries within the Asia Pacific Region. In addition, Hospira has entered into separate and independent contract manufacturing agreements with ZHOPL for the production of numerous other cytotoxic drugs that Hospira will sell under its own label throughout the world.

Raw Materials, Components, and Purchased Products

While Hospira produces some raw materials, components and active pharmaceutical ingredients at its manufacturing sites, the majority are sourced on a global basis from third‑party suppliers. Although many of the materials and components Hospira uses to produce its products are readily available from multiple suppliers, Hospira relies on supply from a single source for many raw materials and components. For example, Hospira relies on certain proprietary components available exclusively from ICU Medical, Inc. ("ICU Medical"), ICU Medical's CLAVE™ and MicroCLAVE™ connector products are components of infusion sets that represented approximately 12% of Hospira's 2013 U.S. Net sales. Hospira also relies on Orchid as its single source of certain active pharmaceutical ingredients for certain beta lactam antibiotics, Orion as its single source of active pharmaceutical ingredients for Precedex™, Celltrion and other third-party suppliers for the supply of drug substance and drug product for Hospira’s biosimilars and Q Core for the supply of Sapphire™ pumps. As described above under "General Overview of Business," Hospira has entered into an agreement to acquire the penem and penicillin API businesses from Orchid, but Orchid will continue to supply cephalosporin APIs to Hospira after the anticipated closing of the transaction. In addition, Hospira purchases some of its other raw materials, components and active pharmaceutical ingredients from single suppliers for reasons of quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

To manage risk, Hospira works closely with its suppliers to ensure continuity of supply. In addition, Hospira attempts to diversify its sources of materials and continually evaluates alternate‑source suppliers. In certain circumstances, it may pursue regulatory approval of alternative sources, depending upon the strength of its existing supplier relationships, the reliability of its current supplier base, and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by Hospira in circumstances where the items supplied are integral to the performance of its products or incorporate unique technology. The loss of certain supply arrangements, including certain arrangements for active pharmaceutical ingredients, including those with Orchid and Orion, the distribution and collaboration agreement with Q Core for Sapphire™ and certain commodities, and the CLAVE™ supply arrangement with ICU Medical (which continues through 2018) could have a material adverse effect on its business.

Quality Assurance

Hospira's pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by the FDA and other domestic and foreign regulatory authorities. Hospira's manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight has led to Hospira receiving inspection observations (commonly called Form 483 observations in the U.S.) and other notices from regulatory authorities alleging violations of applicable regulations and standards. In recent years, the focus of this regulatory oversight has intensified in countries outside the U.S., and in particular in developing markets such as India and China. In response, Hospira has developed definitive action plans, implemented remediation programs and modified its practices to address these issues.

Hospira has developed and implemented quality systems and concepts throughout its organization, and is involved in setting quality policies and managing internal and external quality performance. Its quality assurance department provides quality leadership and supervises its quality systems. An audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies.

Any regulatory enforcement actions, as well as Hospira's internal inspections, reviews and commitments, may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes. See "Governmental Regulation and Other Matters - Drug and Device Laws" below for information regarding possible consequences of regulatory enforcement actions.

For information related to the quality and product related matters that had a significant impact on Hospira's operations, see the section captioned "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

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

In the Americas segment, Hospira's most significant competitors in specialty injectable pharmaceuticals include Baxter International Inc. ("Baxter"), Fresenius Kabi, Mylan Inc, Pfizer, Sandoz, Sanofi, Teva Pharmaceuticals ("Teva"), as well as divisions of several multinational pharmaceutical companies. Local manufacturers of pharmaceuticals also compete with Hospira on a country-by-country basis. Hospira's most significant competitors in medication management include Baxter, B. Braun Melsungen AG, CareFusion, Fresenius Kabi, Smiths Medical and Terumo. Hospira believes that it is one of the leading competitors, in terms of U.S. market share, in each of its major product lines, and believes that its size, scale, customer relationships and breadth of product line are significant contributors to its market positions. Hospira believes that to further its competitive position for both its specialty injectable pharmaceutical and medication management products, it must continue to invest significantly in, and successfully execute, its research and product development activities, and quality initiatives, as well as optimize its manufacturing efficiency and productivity. Particularly, for its pharmaceutical products, Hospira seeks to maximize its opportunity to establish a "first-to-market" position for its generic injectable drugs. For its medication management products, Hospira seeks to differentiate its products through technological innovation and an integrated approach to drug delivery.

In the EMEA segment, competitors include Teva, Sandoz, Actavis, Fresenius Kabi, Carefusion, Intas Pharmaceuticals, Ltd., Medac GmbH, Mylan Inc., Sun Pharmaceutical Industries, Ltd., Baxter, and several local competitors. The use of generic pharmaceuticals is subject to variations in the structure of healthcare systems (including purchasing practices) and government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. There are different policies and levels of generic penetration in each country in EMEA, causing the competition for generic pharmaceuticals to differ widely. In EMEA, competitors tend to vary by country and are often smaller in scale than those in the U.S., although some consolidation and geographic expansion is occurring.

In Australia, generic penetration is moderate and growing primarily due to changes in government support. Competitors include Pfizer, Sandoz, Fresenius Kabi and Aspen, a number of smaller competitors and the originator companies. Hospira's competition in Asia tends to be with the originator companies and multinational companies such as Teva, Fresenius Kabi and

Actavis. In Japan, the market share of generic pharmaceutical products traditionally has been low because of product quality perceptions, product format and other regulatory differences in comparison to other markets. The Japanese government is actively pursuing a program to increase generic usage. Laws in Japan have been introduced to allow for easier substitution of generics for branded pharmaceuticals and to change financial incentives for hospitals and clinics to use generics, in a government sponsored effort to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products.

Patents, Trademarks and Other Intellectual Property

When possible, Hospira seeks patent and trademark protection for its products. Hospira owns, or has licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. Principal products and their related trademarks are discussed above under "Products" of this report. Hospira believes that no single patent, trademark, or related group of patents or trademarks is material in relation to Hospira's business as a whole.

In 2013, Precedex™ represented approximately 11% of global Net sales. In the Americas, Precedex™ represents approximately 17% of specialty injectable pharmaceutical product line Net sales. One of the U.S. patents covering all presentations of Precedex™ (U.S. Patent No. 4,910,214) expired on January 15, 2014. Another U.S. patent covering all presentations of Precedex™ (U.S. Patent No. 6,716,867) expires on October 1, 2019. The U.S. patents specifically covering the premix presentations of Precedex™ expire on July 4, 2032 (U.S. Patents Nos. 8,242,158, 8,338,470, 8,455,527, and 8,436,033).

Hospira is in patent litigation concerning Precedex™, and the U.S. patents covering the product, and has entered into a settlement agreement related to certain of that litigation, as further described in Note 25 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" and section titled "Patent-Related Product Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Employees

As of December 31, 2013, Hospira had approximately 17,000 employees. Hospira believes it generally has a good relationship with its employees and the work councils and unions representing certain employees.

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

All aspects of Hospira's manufacturing and distribution of regulated products and those of Hospira's suppliers are subject to substantial governmental oversight. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the FDA and other regulatory authorities. All manufacturing activities for these products must be conducted in compliance with current good manufacturing practices. Hospira's manufacturing facilities and those of Hospira's suppliers are subject to periodic, routine and for-cause inspections to verify compliance with current good manufacturing practices. New manufacturing facilities or the expansion of existing facilities require inspection and approval by the FDA and other regulatory authorities before products produced at that site can enter commercial distribution. If, upon inspection, the FDA or another regulatory agency finds that a manufacturer has failed to comply with current good manufacturing practices, it may take various enforcement actions, including, but not limited to, Form 483 observations, untitled letters, warning letters or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations. These actions could result in, among other things, substantial modifications to Hospira's business practices and operations; a total or partial shutdown of production in one or more of Hospira's facilities while Hospira or Hospira's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Hospira's business and have a material adverse effect on Hospira's revenues, profitability and financial condition. For information related to warning letters received by Hospira and other recalls and corrective actions, see the section captioned "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Hospira continues to make improvements to its products to further reduce potential issues related to patient safety. Based upon consultations with the FDA and other regulatory authorities, these improvements may require Hospira to initiate recalls or corrective actions if the improvement reduces the health risk posed by the product and not making the improvements to the on-market product (products currently available for sale) is deemed a patient safety issue. Hospira's sales and marketing activities for its products are also highly regulated. Regulatory authorities have the power to mandate the discontinuation of promotional materials, practices and programs that include information beyond the scope of the indications in the approved or cleared labeling or that are not in compliance with specific regulatory requirements.

Some of Hospira's drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion.

Hospira continues investing in the development of generic and/or similar versions of currently marketed biopharmaceuticals. Since 2005, the European Medicines Agency has implemented guidelines providing a pathway for the approval of certain biosimilars in the European Union. In 2010, the "Patient Protection and Affordable Care Act" ("PPACA") was passed and signed into law in the U.S. This legislation includes new authorization for the FDA to approve companies to market these products in the U.S. In 2012, the FDA issued three draft guidance documents regarding biosimiliars, which have been incorporated into Hospira's biosimilar development plans. Hospira will continue to analyze and incorporate into its biosimilar development plans any additional regulations issued by the FDA.

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to laws applying to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides a number of exceptions or "safe harbors" for particular types of transactions. While Hospira generally does not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws which apply to Hospira. Hospira has developed and implemented business practices and processes to support and monitor compliance with healthcare fraud and abuse laws.

Anti-bribery Laws

Hospira's global activities are subject to the U.S. Foreign Corrupt Practices Act ("U.S. FCPA") and other countries’ anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-bribery Convention and country-specific anti-corruption efforts. These laws include but are not limited to the U.K. Bribery Act and the Brazilian Anti-Corruption Law. Several of these laws prohibit companies and individuals from offering or providing anything of value to government officials with the intent to inappropriately gain a business or other advantage. They also require companies to maintain accurate books and records and internal financial controls. The U.K. Bribery Act also prohibits commercial bribery and makes it a crime for a company to fail to prevent bribery. In addition to the prohibition of bribery in the context of government officials, the Brazilian law prohibits the fraudulent activities in the context of procurement, public tenders and related contracts.

Generally under these laws, companies have the burden of proving that they have adequate procedures in place to prevent, detect and address bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and the pharmaceutical and medical device industry is a significant focus for enforcement efforts. To comply with the various anti-bribery laws, Hospira has implemented a rigorous anti-bribery compliance program directed at its own employees as well as third parties such as distributors and suppliers. Its compliance program includes a global Anti-Bribery Policy, Procedures for Interactions with Healthcare Professionals, a Distributor Code of Conduct and a Supplier Code of Conduct, training and communications regarding these requirements, monitoring, auditing, risk assessment processes and other steps to ensure compliance. Hospira has also engaged with industry trade associations to which it belongs to ensure that its actions align with industry codes of conduct and other requirements designed to ensure compliance with the anti-bribery laws.

Environmental Laws

Hospira's manufacturing operations are subject to many requirements under environmental laws. In the U.S., the Environmental Protection Agency and similar state agencies administer laws restricting the emission of pollutants into the air, the discharge of pollutants into bodies of water and the disposal of hazardous substances. The failure to obtain a permit for certain activities may be a violation of environmental laws. Most environmental agencies also have the power to shut down a facility if it is operating in violation of environmental laws. U.S. laws also allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary, and can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life. This requirement does not currently have a significant impact on Hospira's products, but such laws are expanding rapidly in Europe. Hospira has management systems in place that are intended to minimize the potential for violation of these laws.

Other environmental laws address the contamination of land and groundwater, and require the clean-up of such contamination. Hospira has been involved with a number of sites at which clean-up has been required, some as the sole owner and responsible party, and some as a contributor in conjunction with other parties. Although Hospira continues to make capital expenditures for environmental protection, Hospira does not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on its operations, results or competitive position.

Transparency Laws in the U.S. and Other Countries

There are numerous requirements imposed by states in the U.S. on pharmaceutical and medical device companies. For example, several states and the District of Columbia either require the tracking and reporting of specific types of interactions with healthcare professionals or restrict such interactions. A similar requirement arose under the "Sunshine" provision of PPACA to track and report spending on U.S. physicians and teaching institutions. It is expected that the "Sunshine" provision will preempt some but not all of the state disclosure requirements. Hospira is developing and implementing systems and processes to ensure compliance with "Sunshine" requirements. Other countries, including the U.K and France, have adopted similar reporting requirements through legislation, regulation and/or industry codes.

Other Laws
Hospira is also subject to a variety of other laws, directives and regulations in and outside of the U.S., including those related to the following:

•	the safety and health laws of the U.S. Occupational Safety and Health Act, which sets forth requirements for workplace conditions;

•	the laws administered by the U.S. Department of Transportation and similar foreign agencies related to transporting materials defined as "hazardous" over land, sea, or through the air; and

•
the customs, export and anti-boycott laws of the U.S. and foreign government agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control‑Treasury Department, as well as others.

Hospira uses reasonable care to stay abreast of, and plans for, proposed legislation that could significantly affect its operations.

Available Information

We file annual reports, including this report, quarterly reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The public may read and copy any reports or other information that Hospira files with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available from commercial document retrieval services and the web site maintained by the SEC at www.sec.gov.

In addition, copies of Hospira's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934, are available free of charge through the Investor Relations section of Hospira's Web site (www.hospira.com) as soon as reasonably practicable after Hospira electronically files or furnishes such material to the SEC.

Hospira's corporate governance guidelines, Code of Business Conduct and the charters of its audit, compensation, governance and public policy, science and technology, and quality committees are all available in the Investor Relations section of Hospira's Web site (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, Hospira Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

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

Item 1A.    Risk Factors

Hospira's business, financial condition, results of operations and cash flows are subject to various risks and uncertainties, including those described below. These risks and uncertainties may cause (1) Hospira's sales and results of operations to fluctuate significantly; (2) Hospira's past performance not to be indicative of future performance; and (3) Hospira's actual performance to differ materially from Hospira's expectations or projections. The risks described below may not be the only risks Hospira faces. Additional risks that Hospira does not yet know of or that Hospira currently thinks are immaterial may also adversely impact or impair its business operations.

Competition, Marketing and Product Development

Hospira faces significant competition and may not be able to compete effectively.

The healthcare industry is highly competitive. Hospira competes with many companies that range from small, highly focused companies to large diversified healthcare manufacturers that have access to greater financial, marketing, technical and other resources. There has been consolidation by Hospira's competitors and customer base, which has resulted in pricing and sales pressures, causing competition to become more intense. Hospira's present or future products could be rendered obsolete or uneconomical by technological advances by competitors or by the introduction of competing products by one or more of its competitors. To remain competitive and bolster its competitive position, Hospira believes that it must successfully execute various strategic plans, including expanding its research and development initiatives and productivity, globally expanding its portfolio of products, lowering its operating costs, improving its quality and business processes and streamlining and modernizing its portfolio of on-market medication management products. These initiatives may result in significant expenditures and ultimately may not be successful. If Hospira's global expansion efforts do not drive expected volume increases, Hospira may not be able to fully utilize its manufacturing footprint, which could result in certain asset impairments, customer accommodations, contract termination charges, restructuring, and other exit related charges. Hospira's efforts to modernize and streamline its portfolio of on-market, medication management products could be significant and may not be accepted by customers. Hospira's failure to compete effectively could cause it to lose market share to its competitors and have a material adverse effect on its sales and profitability.

If Hospira does not successfully introduce new products in a timely manner, its sales and operating results may decline.

A key component to Hospira's strategy is effective execution of its research and development activities. Without the timely introduction of new products and enhancements, Hospira's products may become obsolete over time, causing its sales and operating results to suffer. If Hospira does not continue to develop generic injectable pharmaceuticals in a timely manner, its competitors may develop products that are more competitive than Hospira's, and Hospira could find it more difficult to renew or expand group purchasing organizations pricing agreements or to obtain new agreements. The ability to launch a generic pharmaceutical product at or before generic market formation is important to that product's profitability. Prices for generic products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be "first to market," such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved. With increasing competition in the generic product market, the timeliness with which Hospira can market new generic products will increase in importance. If Hospira is unable to bring its generic products to market on a timely basis, and secure "first to market" positions, its sales and profitability could be adversely impacted. In addition, Hospira may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent expirations or challenges are expected to decrease in the next several years compared to historical levels.

Hospira faces similar risks if it does not introduce new versions or upgrades to its medication management portfolio. Innovations generally require a substantial investment in product development before Hospira can determine their commercial viability, and Hospira may not have the financial resources necessary to fund these innovations. Even if Hospira succeeds in creating new product candidates from these innovations, such innovations may still fail to result in commercially successful products. The success of new product offerings for both pharmaceutical and device products will depend on several factors, including Hospira's ability to properly anticipate customer needs, obtain timely regulatory approvals, and manufacture quality products in an economic and timely manner. Even if Hospira is able to successfully develop new products or enhancements, Hospira may not produce sales equal to or greater than the costs of development or may not avoid infringing the proprietary rights of third parties. Such products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Moreover, innovations may not be successful because of difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on such products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, and uncertainty over third‑party reimbursement.

If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed.

Hospira relies on trade secrets, confidentiality agreements, continuing technological innovation and, in some cases, patent, trademark and service mark protection to preserve its competitive position. A failure to protect Hospira's intellectual property could harm its business and prospects, and its efforts to protect its proprietary rights may not be adequate. Principal products and their related trademarks are discussed above under "Products."

In 2013, Precedex™ represented approximately 11% of Hospira's global Net sales, and in the Americas segment, Precedex™ represented approximately 17% of specialty injectable pharmaceutical product line Net sales. One of the U.S. patents covering Precedex™ (U.S. Patent No. 4,910,214) expired on January 15, 2014, and it is possible that Hospira could face generic competition at any time. For information related to the additional patents covering Precedex™, see section captioned "Patents, Trademarks and Other Intellectual Property" above. Hospira faces potential generic competition for Precedex™ including certain legal proceedings challenging Hospira’s patents relating to Precedex™ and potential generic competitors seeking immediate market entry through label "carve-out" strategies that are the subject of a FDA open docket review. The outcome of these proceedings, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. For further details regarding Hospira’s patents and other patent-related litigation, see the section captioned "Patent-Related Product Matters" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Note 25 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

In December 2013, Hospira entered into a settlement agreement in its patent litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz’s "Paragraph IV" notice indicating that it has filed an abbreviated new drug application with the FDA for a generic version of Precedex™. The agreement provides for a market entry date for Sandoz to sell a generic version of Precedex™ no later than December 26, 2014. The agreement also includes a number of accelerator provisions which, if triggered, could lead to an earlier Sandoz market entry date, and is subject to standard contingencies. Generic competition to Precedex™ is expected to have a material adverse impact on Hospira's sales of Precedex™ and related results of operations.

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

If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, adverse damage awards, increased costs and delays in marketing new products.

Hospira seeks to launch generic pharmaceutical products either where patent protection of equivalent branded products has expired, where patents have been declared invalid or where products do not infringe the patents of others. To achieve a

"first-to-market" or early market position for generic pharmaceutical products, Hospira may take action, such as litigation, asserting that its products do not infringe patents of existing products or that those patents are invalid or unenforceable. These actions and litigation could be costly and time consuming, and may not be successful.

Hospira has made certain abbreviated new drug applications with Paragraph IV certifications that the relevant patents for existing products would not be infringed by a Hospira product, or were invalid or unenforceable, in the U.S. and equivalent filings in Canada. Claims filed by innovators contesting these certifications may delay or prevent the launch of the relevant products and result in additional costs.

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

The development, manufacture and sale of biosimilar products poses unique risks, including evolving regulation; and Hospira's failure to successfully introduce biosimilar products could have a negative impact on Hospira's business and future operating results.

Hospira is actively working to develop and commercialize biosimilar products. Hospira has launched three biosimilars, Retacrit™, Nivestim™, and Inflectra™ in several countries outside the U.S. Hospira has entered into agreements with other companies for the manufacturing, development and marketing of biosimilar candidates. These agreements are in alignment with Hospira’s biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. In 2009, Hospira entered into an agreement to develop and market certain biosimilar molecules with Celltrion (including Inflectra™). The success of Hospira’s ability to commercialize products from the Celltrion agreement will depend on the ability of Celltrion to develop, manufacture and gain approval for its products.

For those biosimilar candidates that will be internally developed, Hospira expects that the product development costs for each candidate could be up to $100-$200 million per biosimilar over a 7-8 year period. The cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work necessary for regulatory approval. There can be no assurance that Hospira's clinical work will be successful.

Moreover, Hospira may enter into additional alliances to fund research and development activities, such as the arrangement with NovaQuest, and the success of the biosimilar program may depend on Hospira's ability to realize the benefits under such arrangements. Due to events beyond Hospira's control or the risks identified herein, Hospira may not be able to fund all or some of its internal biosimilar research and development initiatives, which would have an adverse impact on Hospira's strategy and growth initiatives. For further information related to the Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") agreement see section captioned "Product Development and Product Launches" in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.

As described above under "Governmental Regulation and Other Matters," the PPACA legislation included new authorization for the FDA to approve companies to market biosimilar products in the U.S. Although in 2012, the FDA issued draft guidance documents in furtherance of this new authorization, significant uncertainty remains concerning the regulatory pathway in the U.S. to obtain regulatory approval of biosimilar products and the commercial pathway to successfully market and sell such products. Hospira will continue to analyze and incorporate into its biosimilar development plans any final regulations that are issued by the FDA. The costs of development and approval, along with the probability of success for Hospira's biosimilar candidates, will depend upon any final regulations issued by the relevant regulatory authorities. Moreover, biosimilar products likely may be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a product for many years.

In addition, the development, manufacturing, distribution and sale of biosimilars poses unique risks, including those related to the supply and distribution of the materials needed to manufacture biosimilars. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials. In addition, market success of biosimilar products will depend on Hospira demonstrating to patients, physicians and payers that such products are safe and efficacious compared to other existing products, yet offer a more competitive price or other benefit over existing therapies. Dependent upon the outcome of the foregoing risks, Hospira may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of its investments in the development, manufacture and sale of such products.

Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results.

In May 2013, Hospira announced its global device strategy, a multi-year initiative to establish a streamlined and modernized infusion pump portfolio to address customer needs and position the company for future innovation and growth, while supporting continued advancement of device remediation and improvement efforts. The device strategy is described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. As described in Item 7, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pre-tax basis.

This initiative will include the continued involvement of and interaction with the FDA and other regulatory agencies. While Hospira has met with these agencies to gain alignment on the device strategy, there can be no assurance that these or other regulatory agencies will be satisfied with Hospira's actions or implementation of the strategy in the future, which could impact Hospira's ability to implement the device strategy in a timely manner or could prevent Hospira from realizing all of the expected benefits of the device strategy. In addition, there can be no assurance that the FDA or other regulatory agencies will not impose additional restrictions on the manufacture, distribution, sale or marketing of products in the company's device business, including the company's infusion pumps, administration sets or other device products.

Hospira cannot be certain that it will have sufficient production capacity and appropriate regulatory clearance to meet the demand for replacement devices required to support the device strategy. Furthermore, Hospira's customers may elect not to continue using Hospira as a supplier of infusion devices. Many of Hospira's pump customers also purchase a variety of other medication management products, including administration sets and other device products. If a significant number of Hospira customers discontinue using Hospira's pump platform, Hospira's business and financial results may suffer, and sales of other medication management products could be adversely impacted.

It is possible that substantial additional cash and non-cash charges may be required in future periods based on new information, changes in estimates, market conditions, continued dialogue with regulatory agencies, or other actions Hospira may be required to undertake in furtherance of the strategy. Hospira may need to modify the existing initiatives of the device strategy or introduce new actions.

Failure to effectively manage efforts or to realize the benefits under product development, collaboration, or other third-party agreements may harm Hospira's business and profitability.

Hospira collaborates with other companies for the development, regulatory approval, manufacturing and marketing of new products in both the specialty injectable pharmaceutical and medication management product lines. Hospira has entered into agreements relating to the long-term development and commercialization of proprietary and biosimilar products, which Hospira views as an important long-term opportunity for its specialty injectable pharmaceutical product line. For further information related to these agreements, see "Product Development" above. Hospira’s ability to benefit from these arrangements will depend on its ability to manage successfully these arrangements and the performance of the other parties. Hospira and the other parties may not efficiently work together, leading to higher-than-anticipated costs and delays in important activities under the arrangements. The other parties may not devote the resources that are required for the arrangement to be successful. These arrangements are often governed by complex agreements that may be subject to differing interpretations by the parties, which may result in disputes, delays and missteps. The failure of these arrangements to achieve their objectives, or to achieve those objectives in a timely manner, could harm Hospira’s sales, product development efforts and profitability.

During the last few years, Hospira made certain advances to suppliers for the purchase of certain active pharmaceutical ingredients or biosimilar products. These advances are unsecured. However, under certain circumstances, the advances are refundable. Hospira may not realize the expected benefits of such advances, or based upon the creditworthiness or other circumstances of the suppliers, may not receive a refund of the advance payments, which could adversely impact Hospira's results of operations.

Manufacturing and Supply

The manufacture of Hospira's products is highly exacting and complex, and if Hospira or its suppliers encounter problems manufacturing, storing or distributing products, Hospira's business could suffer.

The manufacture of Hospira's products and products Hospira produces for third parties is highly exacting and complex, due in part to strict regulatory requirements governing the manufacture of drugs and medical devices. Problems may arise during manufacturing, quality control, storage or distribution of Hospira's products and products Hospira manufactures for third parties, for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, manufacturing quality concerns, or problems with raw materials, electromechanical, software and other components, supplier issues, and natural disaster related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch of product may have to be discarded. Problems could also lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, recalls, corrective actions or product liability related costs may also be incurred. Problems with respect to the manufacture, storage or distribution of products could materially disrupt Hospira's business and harm its sales and profitability.

Certain of Hospira's products are produced at a single manufacturing facility, and Hospira faces risks inherent in manufacturing its products at a single facility or a single site. Any significant disruption would likely lead to substantial production delays. If this occurs, Hospira may be unable to satisfy customer orders on a timely basis, if at all. As a result, Hospira may suffer loss of market share, which may not be recaptured, and its reputation may be harmed, which could adversely affect its results of operations and financial condition. During the last few years, Hospira voluntarily and temporarily shut down certain of its production lines or slowed the release of certain products to respond to certain quality issues, as described in the section captioned "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. Such disruptions have adversely impacted, and, although to a lesser extent, continue to adversely impact, Hospira's ability to manufacture and sell its products. If Hospira experiences any further significant interruptions of manufacturing or further slowdown in the release of products at any of its facilities, such an interruption could further materially and adversely affect Hospira's ability to manufacture and sell its products.

Hospira's issues with its quality systems and processes could have an adverse effect upon Hospira's business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products.

Hospira's future operating results will depend on its ability to implement and improve its quality management program, and effectively train and manage its employee base with respect to quality management. During the last few years, Hospira has encountered several quality and product related issues, primarily related to FDA warning letters and certain device remediation activities, which are described under the section captioned "Certain Quality and Product Related Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

While Hospira takes all of its quality matters seriously, Hospira cannot give any assurances as to the expected date of resolution of all of these matters. While Hospira continues to work to resolve the remaining matters, there can be no assurance that additional costs or penalties will not be incurred, and that additional regulatory actions with respect to Hospira will not occur. Furthermore, there can be no assurance that regulatory agencies or customers will be satisfied with Hospira's response and corrective actions. Until all of the matters are corrected, Hospira may be subject to additional regulatory actions by the FDA and other regulatory authorities, including the receipt of additional Form 483 observations, warning letters, untitled letters, import and export bans or restrictions, the imposition of a consent decree, product recalls or seizures, injunctions to halt manufacture or distribution of products, monetary penalties, or other restrictions on operations. In addition, new product approvals at any of Hospira's manufacturing facilities could be adversely impacted by these quality matters or any other adverse inspection results at Hospira's other facilities. Hospira has experienced delays in product approvals at its facilities, and dependent upon the outcomes of these matters and potential further regulatory actions, further delays in, or denials of product approvals could continue to impact Hospira.

Hospira's inability to address quality or safety issues in an effective and timely manner also may cause negative publicity, and a loss of customer confidence, which may result in the loss of sales for existing and new products, the loss of market share for these products, changes to customer buying patterns, loss of customers, and failure to negotiate advantageous pricing and purchasing arrangements with GPOs. Due to the complexity and depth of the remediation activities, these matters have and may continue to adversely impact production, including causing further reduced production volumes, extended production downtime, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or products failing to meet specifications and quality standards. These quality matters have and may continue to lead to further remediation activities, including third-party oversight activities, product recalls, product remediation and life-cycle management programs, or other corrective actions. Also due to the complexity of these quality and product matters and in conjunction with continuous improvement actions, activities may include rationalizing the product portfolio, evaluating non-strategic assets and streamlining the manufacturing footprint, which may result in certain asset impairments, customer accommodations, contract termination charges, restructuring, and other exit related charges. Additionally, these quality matters have adversely impacted, and may impact further, Hospira's Net sales and ability to market certain products in all segments. These quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders, customer accommodations and penalties for failure to supply products.

These matters have impacted, and may continue to further impact, Hospira's cash flows and results of operations. The decrease in cash flows and results of operations could further impact Hospira's ability to remain in compliance with the financial covenant included in Hospira's revolving credit facility or could limit Hospira's flexibility in pursuing its current strategic investments, including Hospira's capacity expansion initiatives in India, modernization efforts at existing facilities, biosimilar research and development programs, global product portfolio expansion efforts, or any other programs Hospira decides to pursue. Hospira may have to dedicate a substantial portion of its cash flow from operations to fund quality initiatives, thereby reducing the cash flow for these other initiatives.

Hospira's proposed acquisition of an API business from Orchid may not result in the anticipated benefits, or may not be completed in a timely or cost-effective matter, or at all.

In August 2012, Hospira entered into an agreement with one of its suppliers, Orchid to acquire a penem and penicillin active pharmaceutical ingredient business. In March 2013, the Agreement was amended to increase the purchase price, and to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. Orchid currently supplies these APIs and other APIs to Hospira and other third-parties. Until the acquisition closes, Hospira will continue to work with Orchid to ensure continuity of supply of those APIs. Hospira has been working closely with Orchid and has developed a plan that we believe will ensure no disruption in API supply prior to closing of the transaction. Hospira cannot guarantee that those efforts or the plan will be successful, and as a result, Hospira may not be able to obtain sufficient quantities of these materials prior to closing, which could impact the manufacture and sale of certain of Hospira's products and its sales and profitability could be adversely impacted, including penalties for failure to supply products to certain of Hospira's customers. The agreement contains customary covenants by the parties, and is subject to customary closing conditions and approvals. It is possible that the agreement may be further modified by the parties prior to closing to reflect additional negotiations, regulatory or other considerations. While Hospira expects to close the transaction in the first half of 2014, there can be no assurance that the transaction will be consummated during that time period, or at all.

In addition, Hospira has made certain advances to Orchid for certain API products, some of which may be settled upon the close of this transaction. There can be no assurance that Hospira will realize the anticipated benefits of such advances, or based upon the creditworthiness or other circumstances of Orchid, may not receive a reimbursement of the advances, which could adversely impact Hospira's results of operations for the impacted period.

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

The manufacture of Hospira's products requires raw materials, active pharmaceutical ingredients and electromechanical and other components that must meet stringent FDA and other regulatory requirements. While efforts are made to diversify Hospira's sources of materials and components, some of these raw materials and other components are currently available from a limited number of suppliers. For example, Hospira relies on certain proprietary components available exclusively from ICU

Medical, including ICU Medical's CLAVE™ and MicroCLAVE™ connector products are components of infusion sets that represented approximately 12% of Hospira's 2013 U.S. Net sales. Hospira also relies on API from Orchid and Orion and on Celltrion and other third-party suppliers for the supply of drug substance and drug product for Hospira’s biosimilars. For a more detailed description of those relationships, see section captioned "Raw Materials, Components and Purchased Products" above.

Hospira's joint venture, ZHOPL, manufactures a number of cytotoxic drugs for Hospira. Hospira shares managerial control of the joint venture on an equal basis with the joint venture partner, Cadila. Hospira may become involved in disputes with the joint venture partner, or encounter difficulties at the facility, that could disrupt or halt the operations at the facility, which could adversely impact Hospira's financial condition or results of operations.

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

Hospira's strategy, in part, has been to improve margins and cash flow to drive sustained growth. In addition to cost-reduction initiatives, Hospira has taken other actions to dispose of, or close, certain manufacturing, research and development, and other facilities. These actions have resulted in significant charges to Hospira's results of operations and cash expenditures.

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness, and competitiveness and substantially improve its cost base. Continuous improvement activities could result in additional charges and cash expenditures, including capital expenditures and charges associated with Hospira's expansion in India of specialty injectable manufacturing capacity and modernizing and streamlining its existing portfolio of products and facilities. These expansion and modernization efforts may not be completed in a timely or cost effective manner, if at all, and Hospira may not realize the desired benefits of these efforts. If Hospira does not realize the expected savings and benefits from its continuous improvement efforts, its profitability may be adversely affected.

Cost-reduction and continuous improvement activities are complex, and if Hospira does not successfully manage these activities, its operations and business could be disrupted and Hospira may incur more costs than anticipated. As a result, Hospira's sales, margins and profitability may be adversely impacted.

Hospira's business involves environmental risks, which include the cost of compliance and the risk of contamination or injury.

Hospira’s product development programs and manufacturing processes involve the controlled use of hazardous materials, chemicals and toxic compounds. These programs and processes expose it to risks that an accidental contamination could lead to noncompliance with environmental laws, regulatory enforcement actions and claims for personal injury and property damage. In addition, Hospira may be subject to clean-up obligations, damages and fines related to the discharge of hazardous materials, chemicals and toxic compounds on its properties whether or not it knew of, or was responsible for, the contamination. For example, in connection with the acquisition and ownership of its properties, Hospira may be potentially liable for environmental clean-up costs.

In addition, environmental laws may impose restrictions on the manner in which Hospira’s properties may be used or its business may be operated. For example, biologics manufacturing requires permits from government agencies for water supply and wastewater discharge. If Hospira does not obtain appropriate permits, or permits for sufficient quantities of water and wastewater, it could incur significant costs and limits on its manufacturing volumes that could harm its business. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Any costs or expenses relating to environmental matters may not be covered by insurance and, accordingly, may have a material and adverse impact on Hospira’s business.

Matters Affecting Customer Demand and Sales

Healthcare reform legislation and other regulatory issues may adversely affect Hospira’s results of operations.

The PPACA makes various changes to the delivery of healthcare in the U.S. Those changes include reductions in Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for Hospira’s products and increased downward pricing pressure and could result in lower reimbursements for Hospira’s products. Other provisions in the law may significantly change the practice of healthcare and could adversely affect aspects of Hospira’s business. While the law is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of Hospira’s products remains uncertain.

Additionally, Hospira encounters similar regulatory and legislative issues in most other countries. In the European Union ("EU") and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system.

If significant additional reforms are made to the U.S. healthcare system, or to the healthcare systems in other markets in which Hospira operates, those reforms could have a material adverse effect on its business, financial position and results of operations.

Changes in reimbursement practices of third-party payers could affect the demand for Hospira’s products and the prices at which they are sold.

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

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for Hospira’s products. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for Hospira’s products.

In the EU and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system. Many countries are reducing their public expenditures and Hospira expects to see strong efforts to reduce healthcare costs in its international markets. In markets outside the U.S., Hospira's business has experienced downward pressure on product pricing as a result of the concentrated buying power of governments as principal customers and the use of bid-and-tender sales methods whereby Hospira is required to submit a bid for the sale of its products. Hospira's failure to offer acceptable prices to these customers could have a material adverse effect on its sales and profitability in these markets.

Hospira is subject to the cost-containment efforts of wholesalers and distributors which could have a material adverse effect on its sales and profitability.

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

Many existing and potential customers for Hospira's products have combined to form GPOs and IDNs in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. A small number of GPOs influence a majority of sales to Hospira's hospital customers in the U.S. Failure to negotiate market competitive pricing and purchasing arrangements could cause Hospira to lose market share to its competitors and have a material adverse effect on its sales and profitability. The quality and related supply issues that have impacted Hospira's business over the last few years could adversely impact Hospira's ability to negotiate advantageous pricing or purchasing arrangements.

Hospira has pricing agreements for certain products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems, LLC; Novation, LLC; and Premier Healthcare Alliance, LP. It is important for Hospira to continue to maintain pricing arrangements for certain products with major GPOs. In order to maintain these relationships, Hospira must offer a reliable supply of high-quality, regulatory‑compliant products. Hospira also needs to maintain a broad product line and be price‑competitive. Several GPO contracts may be up for renewal or extension in a given year. Moreover, some of the agreements may be terminated on 60 or 90 days' notice, while others may not be terminated without breach until the end of their contracted term. If Hospira is unable to renew or extend one or more of those contracts, or one or more of the contracts is terminated, and Hospira cannot replace the lost business, Hospira's sales and profitability will decline. Major GPOs have been consolidating, and further consolidation may occur. The effect of consolidation is uncertain, and may impair Hospira's ability to contract with GPOs in the future.

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

During 2013, sales through the four largest U.S. wholesalers that supply products to many end-users accounted for approximately 44% of Hospira's global Net sales. Hospira's profitability may be impacted by changes in the buying patterns of these wholesalers or any other major distributor. Their buying patterns may change as a result of end-use buyer purchasing decisions, end-use customer demand, pricing, or other factors, which could adversely affect Hospira's results of operations.

Hospira and its suppliers and customers are subject to various governmental regulations, and it could be costly to comply with these regulations and to develop compliant products and processes. In addition, failure to comply with these regulations could subject us to sanctions which could adversely affect Hospira's business, results of operations and financial condition.

Hospira's products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and regulatory authorities outside the U.S., can be costly and time-consuming, and approvals might not be granted for future products on a timely basis, if at all. To ensure ongoing customer safety, regulatory agencies such as the FDA may re-evaluate their current approval processes and may impose additional requirements. In addition, the FDA and other regulatory authorities may impose increased or enhanced regulatory inspections for domestic or foreign plants.

The FDA, along with other regulatory authorities around the world, has been experiencing a backlog of generic drug and medical device applications, which has delayed approvals of new products. These delays have become longer, and may continue to increase in the future. These delays can result in higher levels of unapproved inventory and increased costs due to excess and obsolescence exposures. In addition, Hospira may incur additional costs in connection with new regulations covering user fees for generics, biosimilars or devices.

In 2010, the FDA issued a draft guidance document entitled "Total Product Life Cycle: Infusion Pump-Premarket Notification [510(k)] Submissions." Through this draft guidance, the FDA has established additional pre-market requirements for infusion pumps. At the same time, the FDA is also generally enhancing its pre-market requirements for medical devices. Although Hospira cannot predict with certainty the future impact of these initiatives, it appears that the process for obtaining regulatory approvals to market infusion pumps and medical devices will become more costly and time consuming. In addition, the new requirements could result in longer delays for the approval of new products as well as remediation of existing products in the market. Future delays in the receipt of, or failure to obtain, approvals could result in delayed or no realization of product revenues.

Hospira and its collaborative partners and suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once it has obtained clearance or approval for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, off-label marketing, advertising and postmarketing reporting, adverse event reports and field alerts. In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. Hospira and its partners or suppliers may be required by regulatory authorities, or Hospira may determine on its own, to issue a safety alert, product recall or to temporarily cease production and sale of certain products in order to resolve manufacturing and product quality concerns. All of these events could harm Hospira's sales, margins and profitability in the affected periods and may have a material adverse effect on Hospira's business.

Hospira is also subject to various federal, state, and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, false claims and off-label promotion laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in national, federal and state healthcare programs, including Medicare, Medicaid, and Veterans' Administration health programs and health programs outside the U.S. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require Hospira to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Hospira's business and result in a material adverse effect on Hospira's sales, profitability and financial condition.

In August 2012, the SEC adopted a new rule requiring disclosure of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which became effective in 2013, requires the first disclosure report, covering 2013, to be filed by May 31, 2014. The report will require companies to disclose whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of some minerals used in the manufacture of Hospira’s products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be significant costs associated with complying with the reporting requirements, such as costs related to determining the source of certain minerals used in Hospira’s products, as well as costs and delays associated with possible changes to products, processes, regulatory approvals, or sources of supply as a consequence of such verification and/or potential supplier change activities. Since Hospira’s supply chain is complex, Hospira may not be able to sufficiently verify the origins of the relevant minerals used in its products, which may harm its reputation. In addition, Hospira may encounter challenges to satisfy those customers who require that all of the components of its products be certified as conflict-free, which could place Hospira at a competitive disadvantage if Hospira is unable to do so, or is only able to do so at a higher price.

For a more detailed listing of the laws and regulations that significantly affect Hospira’s business and operations, see section captioned "Governmental Regulation and Other Matters" above. Any adverse regulatory action, or action taken by Hospira to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt Hospira’s business and have a material adverse effect on its sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any Hospira product, operating procedure or manufacturing facility could materially harm Hospira’s reputation in the marketplace.

Financing and Liquidity Matters

Hospira may require financing in the future for use in its operations, to make acquisitions or other investments, and such financing may not be available on favorable terms, if at all.

Hospira currently has outstanding $1.75 billion of senior unsecured notes. Hospira also has a $1.0 billion unsecured revolving credit facility that matures in October 2016. Hospira may need to incur additional debt in the future to finance acquisitions, for use in its operations, or to make other investments, including investments in certain quality and product related matters, continuous improvement activities, modernizing and streamlining activities, and product development. For a complete description of Hospira's long-term debt, see Note 19 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

Hospira's ability to obtain financing on acceptable terms could be affected by its credit rating, other events that adversely impact Hospira's creditworthiness or a general tightening of credit availability in the capital markets. The inability to obtain adequate funds on acceptable terms, terms which may include higher rates and additional restrictions, could limit Hospira's ability to pursue desired acquisitions or make other investments, or have other adverse consequences on Hospira's operations, which could negatively impact Hospira's business.

Any previously mentioned negative effects could cause a downgrade of Hospira's credit rating, which would affect Hospira's ability to obtain new financing and negatively impact Hospira's cost of financing and credit.

Hospira's existing unsecured revolving credit facility and the indenture governing Hospira's senior unsecured notes contain restrictions that could limit Hospira's flexibility in pursuing its business plans.

The indenture governing Hospira's senior unsecured notes includes covenants that limit Hospira's ability, among other things, to incur secured indebtedness, enter into certain sale and lease transactions and merge or consolidate with other companies. Hospira's unsecured revolving credit facility has a number of restrictive covenants, including limitations on liens and subsidiary indebtedness, and also has a financial covenant limiting Hospira's leverage. The need to maintain compliance with the covenants in the indenture and the credit facility could limit Hospira's ability to take actions that management believes are in Hospira's best interest. Amounts borrowed under the credit facility, if any, are included in the leverage ratio covenant and may limit Hospira’s availability for borrowings to less than $1.0 billion. As of December 31, 2013, Hospira had no amounts borrowed or otherwise outstanding under the credit facility, and Hospira had approximately $638 million of availability for borrowings under the credit facility. The availability of funds is limited by financial covenants related to Hospira’s debt and financial position. Further, the breach of a covenant, or the occurrence of certain other events specified in the indenture and the credit facility, would result in an event of default, in which case the lenders under the credit facility could elect not to make loans, or the holders of notes issued under the indenture or the lenders under the credit facility could accelerate the maturity of amounts payable thereunder. For a complete description of Hospira's long-term debt, see Note 19 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

Other Matters

The loss of key personnel could harm Hospira's business.

Hospira's failure to hire or retain personnel with the right expertise and experience in disciplines that are critical to its business functions could adversely impact the execution of its business strategy. During the last few years, Hospira made a number of changes to its senior management team to advance Hospira's strategic initiatives to improve quality and globally expand. The success of these initiatives and its business operations generally, will depend, to a significant extent, upon the experience, abilities and continued services of key management personnel. Hospira cannot be sure that it will be able to attract and retain key personnel or maintain key relationships, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

Hospira may acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and actions may not result in the expected benefits or may not be completed in a timely or cost-effective manner, or at all.

As part of execution of Hospira's business strategy, Hospira may acquire other businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets. Hospira also may pursue strategic alliances to expand its product offerings and geographic presence. Hospira may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, strategic alliance, or disposition. Other companies, including those with substantially greater resources, may compete with Hospira for opportunities. If Hospira is successful in securing certain opportunities, the products and technologies that Hospira acquires may not be successful or may require significantly greater resources and investments than originally anticipated. Hospira may not be able to integrate acquisitions successfully into its existing business.

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

The securities and credit markets have experienced volatility in the past, which in some cases, exerted negative pressure on the availability of liquidity and credit for certain companies. Hospira's ability to access the credit and capital markets, and the related cost of borrowings, will depend on a variety of factors, including market conditions, the availability of credit and the strength of Hospira's credit rating. If Hospira's credit rating were to be downgraded for any reason, including the reasons described in these risk factors Hospira's ability to obtain new financing could be negatively impacted, and Hospira's cost of borrowing could increase.

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

Hospira operates in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage its finances, to manufacture, to enable compliance and to market and sell its products. These systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, security breaches, fire, power loss, system malfunction, network outages and other events, which may be beyond Hospira's control. System interruptions or failures could impact Hospira's ability to manufacture its products or continue its business, all of which could have a material adverse effect on Hospira's operations and financial performance. In addition, a cyber-attack that bypasses Hospira's information technology security systems causing a security breach may lead to a material disruption of its information technology business systems and/or the loss of business information resulting in an adverse business impact. The age of Hospira's information technology systems, as well as the level of Hospira's protection and business continuity or disaster recovery capability, varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. Hospira’s capital investment levels in its information technology systems have increased over the last few years as Hospira has been upgrading its networks, replacing certain old systems, improving backup and recovery capability and fortifying its technical security capability.

Hospira is increasingly dependent on its outsourcing and third‑party service provider arrangements.

Hospira is increasingly dependent on third‑party providers for certain services, including certain information technology, research and development, third-party manufacturing, human resource, and finance and accounting services. Hospira may continue to increase its dependence on third-party providers for other services. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may materially disrupt Hospira's ongoing relationship with these providers or the services they provide, which could negatively affect operations.

Compliance with domestic and international laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly.

Failure to comply with domestic and international privacy and security laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws, including protecting electronically stored information from cyber-attacks, and potential liability associated with failure to do so, could adversely affect Hospira’s business, financial condition and results of operations.

Hospira is subject to various domestic and international privacy and security regulations, including the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA.

While Hospira currently expends resources to protect against cyber-attacks and security breaches, it may need to expend additional resources in the future to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of its safeguards. A party that is able to circumvent Hospira’s security safeguards could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in Hospira’s operations and cause all or portions of its website to be unavailable. Further, any interruptions in the availability of Hospira’s website could impair its ability to conduct its business, comply with regulations, and adversely impact its customers during the occurrence of any such incident.

Hospira conducts operations outside of the U.S. and is subject to additional risks, including fluctuations in foreign currency exchange rates that may cause its sales and profitability to decline.

Sales in markets outside the U.S. comprised approximately 29% of 2013 Net sales. Hospira anticipates that sales from outside the U.S. will continue to represent a significant portion of Net sales. The additional risks associated with Hospira's operations outside the U.S. include:

•
fluctuations in foreign currency exchange rates (for a discussion of the ways and extent to which Hospira attempts to mitigate such risk, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this report);

•	multiple legal or regulatory requirements that are subject to change, which may delay or deter Hospira's international product commercialization efforts;

•	differing local medical practices, product preferences and product requirements, or changing government reimbursement practices;

•	trade protection measures and import or export licensing requirements or other controls or restrictions;

•	difficulty in establishing, staffing and managing operations outside the U.S.;

•	differing labor regulations or work stoppages, strikes, slow-downs or other forms of labor or union activity at Hospira's facilities or its suppliers' facilities;

•	complying with laws and regulations that apply to international operations, including trade laws, anti-bribery laws including the U.S. FCPA, and the U.K. Bribery Act, and anti-boycott laws;

•	loss of business through government tenders that are held annually in many cases or through other government action;

•	potentially negative consequences from changes in or interpretations of tax laws, including legislative changes concerning taxation of income earned outside of the U.S.;

•	the adverse impact on Hospira's operations from existing or future economic instability;

•
disruption or destruction of operations in a significant geographic area, due to the location of manufacturing facilities, distribution facilities or customers or lack of reliable transportation to move supplies and products to market, caused by natural disasters, political instability, public unrest or protests, terrorist attacks, the threat of future terrorist activities or military action, and the cost and availability of insurance due to any of the foregoing events; and

•	diminished or insufficient protection of intellectual property in some countries outside of the U.S.
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

A portion of Hospira's manufacturing facilities are located in India and are subject to regulatory, economic, social and political uncertainties arising in that country. These uncertainties create risks of disruption that could have a material adverse effect on Hospira's business or operating results.

Hospira owns, or relies upon, manufacturing operations in India, including:

•	a beta-lactam antibiotic manufacturing complex and pharmaceutical research and development facility located in Chennai, India;

•
the Vizag specialty injectable manufacturing facility which is being constructed, with the first commercial production expected by the end of 2014 with production increasing over the course of the next several years;

•	an unconsolidated joint venture with ZHOPL, which operates a manufacturing facility in a special economic zone outside of Ahmedabad, India; and

•	Orchid's continued supply of APIs.
In addition, we have entered into an agreement with Orchid to acquire its penem and penicillin API business, which includes a manufacturing facility located in Aurangabad, India and a research and development facility based in Chennai, India.

Various factors, such as pending elections for the National Parliament and several state legislatures, general inflationary pressures on food and fuel prices, and possible protest or civil unrest associated with government action, could involve significant changes in the social and business climate in India, with possible disruptions in Indian business and economic conditions and Hospira's Indian business operations. In addition, Hospira's financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Hospira's ability to recruit, train and retain qualified employees and develop and operate its' manufacturing facilities could be adversely affected if India does not successfully meet these challenges.

Hospira could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.

The FCPA and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Hospira’s policies mandate compliance with these anti-bribery laws, which often carry substantial penalties, including criminal and civil fines, potential loss of export licenses, possible suspension of the ability to do business with the federal government, denial of government reimbursement for products and exclusion from participation in government healthcare programs. Hospira operates in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. Hospira cannot assure that its internal control policies and procedures always will protect it from reckless or other inappropriate acts committed by its affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on Hospira's business, financial position and results of operations.

Hospira is involved in various lawsuits and proceedings that could negatively affect its business.

Hospira is involved in various claims and legal proceedings, including, in some instances, related to when Hospira operated as part of Abbott. In some instances, these claims and proceedings could preclude the continued sale and marketing of Hospira's products or otherwise adversely affect operations, profitability or liquidity. In addition, Hospira has been named as a defendant in class action lawsuits and shareholder derivative lawsuits. See Note 25 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report for more information regarding these lawsuits. These matters could have an adverse effect on Hospira's business, profitability or financial condition. In addition, there could be an increase in the scope of these matters and there could be additional lawsuits, claims, proceedings or investigations in the future. In light of these uncertainties, Hospira cannot assure that the outcome of these matters will not result in charges in excess of any established accruals.

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

Hospira's business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of drugs, medical devices and its other products. In the ordinary course of business, Hospira is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits, safety alerts, product recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on Hospira's business and reputation and on its ability to attract and retain customers.

Hospira is responsible for all liabilities, including liabilities for claims and lawsuits, related to its business, whether they arose before or after the spin-off, other than certain liabilities relating to allegations that it engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for its products. As part of Hospira's risk management policy, Hospira carries third‑party product liability insurance coverage, which includes a substantial retention or deductible providing that Hospira will not receive insurance proceeds until the losses incurred exceed the amount of that retention or deductible. To the extent that any losses are within these retentions or deductibles, Hospira will be responsible for the administration and payment of these losses. Product liability or other claims in excess of applicable insurance coverage could have a material adverse effect on Hospira's profitability and financial condition.

Changes in the funded status or costs of Hospira's pension or other post-retirement benefit plans could adversely affect Hospira's financial position and results of operations.

The funded status of Hospira's pension and other post-retirement benefit plans are subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year and, as a consequence, could result in higher funding requirements and net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, healthcare cost trend rates and other factors, may lead to significant increases in the value of the respective obligations. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs. All of these factors could have an adverse effect on Hospira's financial position and results of operations.

Income taxes can have an unpredictable effect on Hospira's results of operations and result in greater-than-anticipated liabilities.

Hospira is subject to income taxes in a variety of jurisdictions, and its tax structure is subject to review by both domestic and foreign taxation authorities. Because Hospira's income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions during that period, which is inherently uncertain, its income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted. In addition, operations in certain jurisdictions have and may continue to operate at a loss requiring management estimates of expected utilizations of the related deferred tax assets in future years. Due to continued losses in operations in India, Australia and the U.S., the deferred tax assets have undergone assessment of available evidence for future realization. Should these operations fail to reach appropriate levels of profitability, these estimates could periodically change, necessitating the establishment of valuation allowances against these deferred tax assets, which could be significant, and increasing tax expense. Moreover, changes in or interpretations of tax laws and regulations (including laws related to the remittance of foreign earnings), changes in investments in foreign countries with favorable tax rates, and settlements of federal, state and foreign tax audits, may affect Hospira's profitability and financial condition.

Hospira is the beneficiary of tax exemptions in certain jurisdictions outside the U.S., where a portion of its income is earned. These tax exemptions have a significant impact on reducing Hospira's overall effective tax rate. If Hospira is unable to maintain these tax exemptions, Hospira's future profitability may be reduced. Significant legislative changes have been proposed in the U.S. that could impact the actual benefit of income earned in lower taxed jurisdictions; we cannot determine if these proposed changes will be enacted. Any changes in laws or governmental policies can materially affect the future availability or the benefit of these exemptions.

Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, positions taken by Hospira are likely to be challenged based on the applicable tax authority's determination of the positions. Although Hospira believes its tax provisions and related asset and liability balances are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect its financial results in the period or periods for which such determination is made.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Hospira's corporate headquarters and the locations and uses of Hospira's principal manufacturing and R&D properties as of December 31, 2013, are as follows:

Location*	Primary Use	Owned/Leased
Adelaide, South Australia, Australia	Biologic Drug Substance Manufacturing and R&D	Owned
Austin, Texas	Pharmaceutical Manufacturing	Owned
Buffalo, New York	Device Manufacturing	Owned
Boulder, Colorado	Active Pharmaceutical Ingredient Manufacturing and R&D	Leased (expires 2016)
Clayton, North Carolina	Pharmaceutical Manufacturing	Owned
Finisklin, Sligo, Ireland	Device Manufacturing	Leased (expires 2018)
Irungattukottai, India	Pharmaceutical Manufacturing and R&D	Building Owned / Land Leased (expires 2102)
La Aurora, Costa Rica	Device Manufacturing	Owned
Lake Forest, Illinois	Corporate Headquarters and R&D	Owned/Leased (expires 2024)
Liscate, Italy	Pharmaceutical Manufacturing and R&D	Owned
McPherson, Kansas	Pharmaceutical Manufacturing and R&D	Owned
Mulgrave, Victoria, Australia	Pharmaceutical Manufacturing and R&D	Owned
Chennai, India	Biologic and Device R&D	Leased (expires 2015)
Rocky Mount, North Carolina	Pharmaceutical and Device Manufacturing	Owned
San Cristobal, Dominican Republic	Device Manufacturing	Owned/Leased (expires 2015)
San Diego, California	Device R&D	Leased (expires 2019)
Zagreb, Croatia	Biologic Drug Substance and Pharmaceutical Manufacturing	Owned
_______________________________________________________________________________
*    The locations listed above generally support all of Hospira's segments.

Hospira has an unconsolidated joint venture with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, Gujarat State, India. The joint venture, Zydus Hospira Oncology Private Limited, operates a manufacturing facility in a special economic zone outside of Ahmedabad, India, that has been inspected and approved by the United Kingdom's Medicines and Healthcare Products Regulatory Agency and the FDA. Under the joint venture agreement, the facility manufactures a number of cytotoxic drugs for sale by both Hospira and Cadila in their respective territories with Hospira holding exclusive rights in almost all major markets, including the United States, Canada, the European Union and other Western European countries, the Middle East, and countries within the Asia Pacific region. In addition, Hospira has entered into separate and independent contract manufacturing agreements with ZHOPL for the production of numerous other cytotoxic drugs that Hospira will sell under its own label throughout the world.

Hospira also owns and operates distribution facilities in the U.S. located in Stone Mountain, Georgia; Farmers Branch, Texas; King of Prussia, Pennsylvania; and Santa Fe Springs, California. Hospira also leases and operates a distribution facility at Pleasant Prairie, Wisconsin.

Hospira continually evaluates its plants and production lines and believes that its current facilities, plus any planned expansions and modernization initiatives, will be generally sufficient to meet its expected needs. To ensure Hospira's manufacturing capacity aligns with expected future commercial growth and demand, Hospira continued its expansion efforts in Vizag, India of specialty injectable pharmaceutical manufacturing capacity, utilizing long-term land leases acquired in 2010. Hospira anticipates that the first products will be produced in this facility by the end of 2014, and with production increases over the course of the next several years. Further, Hospira expects continued higher levels of capital expenditures related to modernization and streamlining at its existing facilities over the next few years.

Item 3.    Legal Proceedings

Hospira is involved in various proceedings, legal actions and claims arising in the normal course of business, including proceedings related to intellectual property, product liability, shareholder claims, and other matters that are more fully described in Note 25 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data," of this report.

Item 4.    Mine Safety Disclosures

Not applicable.

Executive Officers of Hospira

The executive officers of Hospira are set forth below. Their ages as of February 12, 2014, and the positions and offices held by them during the past five years are also indicated. There are no family relationships between any corporate officers or directors. All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified, unless sooner removed.

F. Michael Ball, age 58, joined Hospira as its Chief Executive Officer and as a director in March 2011. Mr. Ball joined Hospira after a 16-year career at Allergan, Inc., a multi‑specialty healthcare company, where he held several senior leadership positions. Prior to joining Hospira, Mr. Ball served as President of Allergan. Mr. Ball currently serves on the board of directors of Kythera Biopharmaceuticals, Inc., a clinical-stage biopharmaceutical company focused on products for the aesthetic medicine market.

Richard J. Davies, age 52, is Hospira's Senior Vice President and Chief Commercial Officer. He has served in that position since February 2012. From August 2011 to February 2012, Mr. Davies served as Vice President and General Manager, Japan and Asia Pacific at Amgen, Inc. (a developer and manufacturer of human therapeutics). From 2010 to August 2011, Mr. Davies was Vice President and General Manager, Asia and Latin America, and from 2009 through 2010, he served as Vice President, Sales Inflammation Business Unit.

John B. Elliot, age 62, is Hospira's Senior Vice President, International Pharmaceutical Operations. He has served in that position since April 2013. From April 2012 to April 2013, Mr. Elliot served as Hospira’s Senior Vice President, Operations. From 2010 to 2012, Mr. Elliot served as a consultant with Pharma Associates, Ltd. (a management consulting business). Throughout 2009 and up to 2010, he served as the President of Cherokee Pharmaceuticals, LLC (a wholly owned subsidiary of PRWT Services, Inc., and a U.S.-based active pharmaceutical ingredient manufacturing company) and from 2008 through 2010, was also Chairman. From 2008 through 2010, Mr. Elliot served as a Director of Print, Inc.

Daphne E. Jones, age 56, is Hospira's Senior Vice President and Chief Information Officer. Ms. Jones has served in that position since November 2009. Ms. Jones served as the Worldwide Vice President of Information Technology and Chief Information Officer for Johnson & Johnson's Ortho‑Clinical Diagnostics, Inc. (a Johnson & Johnson company that provides solutions for screening, diagnosing, monitoring and confirming diseases early) in 2009.

Zena G. Kaufman, age 57, is Hospira's Senior Vice President, Quality. Ms. Kaufman has served in that position since February 2012. Prior to joining Hospira, Ms. Kaufman served as Divisional Vice President ("DVP"), Global Quality Systems, Global Pharmaceutical Operations at Abbott Laboratories (a global broad-based provider of healthcare products) from 2011 to 2012. Ms. Kaufman also held the following positions at Abbott Laboratories: DVP, Global Pharmaceutical Operations, Small Molecule Quality Assurance (January 2011 to September 2011); DVP, Global Pharmaceutical Operations (March 2009 to January 2011); DVP, Corporate Quality and Regulatory, Quality Center of Excellence (up to March 2009).

Kenneth F. Meyers, age 52, is Hospira's Senior Vice President, Chief Human Resources Officer. Mr. Meyers has served in that position for the past five years.

Sumant Ramachandra, M.D., Ph.D., age 45, is Hospira’s Senior Vice President, Chief Scientific Officer. Dr. Ramachandra has served in that position from May 2013 to the present and from July 2008 to March 2013. For the period March 2013 to May 2013, Dr. Ramachandra served as the President, R&D of Synta Pharmaceuticals Corporation, a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs.

Brian J. Smith, age 62, is Hospira’s Senior Vice President, Chief Legal Officer. He has served in that position since February 2013. From 2004 until February 2013, Mr. Smith was Hospira’s Senior Vice President, General Counsel; and from 2004 to February 2012, also served as Secretary.

Matthew R. Stober, age 46, is Hospira’s Senior Vice President, Operations, and has served in that position since April 2013. He previously served as Hospira’s Corporate Vice President, U.S. Pharmaceutical Operations from December 2011 to April 2013. Prior to joining Hospira, from June 2011 to December 2011, Mr. Stober served as Vice President and Global Platform Leader for Solids, Parenterals and Vaccines at Johnson & Johnson (a multi-national manufacturer of pharmaceutical, diagnostic, surgical, personal hygiene and biotechnology products). In 2009 to 2011, Mr. Stober served as the Global Head of Technical Operations, Vaccines and Diagnostics at Novartis AG (a multi-national manufacturer of pharmaceuticals, vaccines, consumer health, generics, eye care and animal health).

Thomas E. Werner, age 56, is Hospira's Senior Vice President, Finance and Chief Financial Officer. He has served in that position for the past five years.

Richard J. Hoffman, age 47, is Hospira's Corporate Vice President, Controller and Chief Accounting Officer. He has served in that position since August 2009. Earlier in 2009, he served as Hospira's Vice President, Corporate Controller and Chief Accounting Officer.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Hospira's common stock is listed and traded on the New York Stock Exchange ("NYSE") under the symbol "HSP." The following table sets forth the high and low closing prices for Hospira's common stock on the NYSE for each period indicated.

	Market Price Per Share
	2013		2012
For the quarter ended:	High	Low	High	Low
March 31	$35.99	$28.96	$38.49	$29.51
June 30	$38.31	$30.57	$37.76	$30.81
September 30	$42.03	$38.45	$37.78	$32.27
December 31	$42.19	$38.53	$34.10	$28.62

As of February 10, 2014, Hospira had approximately 25,255 shareholders of record. Hospira has not paid any dividends on its common stock.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2013	1,500	$41.28	—	$800,000,000
November 1 - November 30, 2013	4,200	39.44	—	800,000,000
December 1 - December 31, 2013	0	—	—	800,000,000
Total	5,700	$39.93	—	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation Stock Purchase Plan.

(2)
In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. Under this program, no common stock repurchases were made during the years ended December 31, 2013 and 2012.

Performance Graph

The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P HealthCare Index.

Comparison of Cumulative Total Return

$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Hospira Inc
S&P 500
S&P Health Care

Assumes $100 was invested on December 31, 2008 in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2009, 2010, 2011, 2012 and 2013, and assume dividends are reinvested. No cash dividends have been declared or paid on Hospira common stock. Returns over the indicated period may not be indicative of future returns.

Item 6.    Selected Financial Data

The following tables set forth Hospira's selected financial information from its audited consolidated financial statements as of, and for the years ended, December 31, 2013, 2012, 2011, 2010, and 2009.

The selected financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Hospira's audited financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

	For the Years Ended December 31,
(dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Statements of (Loss) Income Data:
Net sales(1)	$4,002.8	$4,092.1	$4,057.1	$3,917.2	$3,879.3
Gross profit(1)(2)(4)	1,080.5	1,113.4	1,397.6	1,514.4	1,456.4
Income from operations(1)(3)(4)	16.6	58.8	56.8	519.2	502.9
(Loss) Income before income taxes(1)(3)(4)	(123.2)	(41.9)	(27.1)	379.3	384.1
Net (Loss) Income(1)(3)(4)(5)	$(8.3)	$44.2	$(9.4)	$357.2	$403.9
(Loss) Earnings per common share:
Basic	$(0.05)	$0.27	$(0.06)	$2.15	$2.51
Diluted	$(0.05)	$0.27	$(0.06)	$2.11	$2.47
Weighted average common shares outstanding:
Basic	165.6	165.0	165.5	166.0	161.0
Diluted	165.6	166.0	165.5	169.5	163.2
_______________________________________________________________________________

(1)
Amounts include certain pretax Device Strategy related charges of $226.9 million in aggregate in 2013, of which $104.3 million is included in Net sales. For additional information, see Note 4 under "Item 8. Financial Statements and Supplementary Data" in this report.

(2)	Gross profit is defined as Net sales less Cost of products sold.

(3)	Amounts include pretax goodwill impairment charges of $400.2 million in 2011. See Note 12 under "Item 8. Financial Statements and Supplementary Data" in this report.

(4)
Amounts include certain pretax quality and product related charges of $130.0 million, $260.3 million, $111.2 million and $90.3 million in 2013, 2012, 2011, and 2010, respectively. For additional information on the 2013, 2012 and 2011 charges, see "Certain Quality and Product Related Matters" under "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this report.

(5)
Amounts include discrete income tax expense (benefits) of $18.8 million, $(19.7) million, and $(91.9) million in 2012, 2011 and 2009, respectively, due to effective settlements of Internal Revenue Service audits.

	December 31,
(dollars in millions)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$6,178.9	$6,088.6	$5,779.1	$6,046.3	$5,502.9
Long-term debt	$1,747.0	$1,706.8	$1,711.9	$1,714.4	$1,707.3

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hospira is a provider of injectable pharmaceutical drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Through a broad, integrated product portfolio, Hospira is uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs.

Hospira’s portfolio of products includes Specialty Injectable Pharmaceuticals, Medication Management, and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals, which represented approximately 69% of 2013 global Net sales, includes Hospira’s generic acute-care and oncology injectable products, biosimilars and the proprietary sedation agent Precedex™. Hospira’s Specialty Injectable Pharmaceuticals portfolio also includes many of its products offered in differentiated delivery formats. Medication Management, which represented approximately 19% of 2013 global Net sales, includes the company’s medication management systems and gravity administration sets. Medication management systems are integrated infusion delivery systems that include dedicated administration sets and safety software system offerings that help make the medication delivery process safer and more efficient. Other Pharmaceuticals, which represented approximately 12% of 2013 global Net sales, includes intravenous solutions and One2One™, Hospira’s global contract manufacturing services.

Hospira derived 79% of its 2013 global Net sales from the Americas, which includes the U.S., Canada and Latin America; 13% from Europe, Middle East and Africa; and, 8% from Asia pacific, which includes Asia, Japan, Australia and New Zealand. Hospira’s Specialty Injectable Pharmaceuticals, including biosimilars, and medication management systems are considered key strategic growth drivers. Through continued global expansion, biosimilar research and development, work with collaborative partners, and Hospira’s Device Strategy (discussed below), Hospira continues to position itself to deliver a broad portfolio of products used by hospitals and other healthcare providers throughout the globe. With an active sales force or manufacturing presence in the U.S., Canada, Latin America, India, Europe, the Middle East, Africa, Asia, Japan, Australia and New Zealand, Hospira is able to serve its product portfolio to approximately 100 markets globally.

In addition to portfolio expansion, Hospira seeks opportunities for continuous improvement (including efficiency, effectiveness and competitiveness to improve its cost base and cash flows) and capacity expansion, both demonstrated through Hospira’s construction of a manufacturing facility in Vizag, India, and the anticipated closing of an acquisition, in which Hospira will acquire Orchid’s penem and penicillin API business located in India.

Although product development and expansion are areas of significant investment, Hospira recognizes that its industry is complex, evolving and subject to significant regulation. Hospira has made substantial investments designed to meet the ever-increasing demands of the highly regulated industry in which it operates. Hospira works closely with regulators, including the U.S. FDA and other regulatory bodies, and has undertaken significant initiatives, including its Device Strategy and certain quality matters, to support its products in a highly regulated industry.

Hospira believes that major global healthcare trends offer the company opportunities. Hospira believe that the healthcare needs of growing aging populations in many developed markets and the rapidly increasing cost of healthcare may spur demand for quality healthcare at lower costs. In addition, the phenomenon of increasing middle class populations in many emerging markets is driving the demand for access to quality healthcare at reasonable costs. Hospira’s products offer the means to help governments, customers and patients address these trends.

Product Development and Product Launches

Hospira's product development programs are concentrated in the areas of specialty injectable pharmaceuticals and medication management. Hospira manages its product development programs and related costs through the following four categories: generic pharmaceuticals, biosimilars, proprietary pharmaceuticals and device products. For information related to certain of Hospira's agreements for biosimilars and proprietary pharmaceuticals see Note 1 and Note 5 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Generic Pharmaceutical Product Development

As of December 31, 2013, Hospira's generic pharmaceutical pipeline consisted of 73 compounds. Hospira includes products in its pipeline if they are approved for development and activity has occurred.

In addition, in 2011 Hospira adopted a global expansion program related to its generic specialty injectable pharmaceutical product line. Execution of this program has involved, and will involve, Hospira qualifying certain of its on-market products into new countries, and to pursue other on-market generic products that are not currently in Hospira's portfolio. Through 2013, Hospira has achieved a cumulative total of over 200 new to country submissions.

A majority of Hospira’s current pipeline consists of compounds related to anti-infectives, oncology, anesthesia and analgesia.

Biosimilar Product Development

As of December 31, 2013, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. ("Celltrion"), consisted of 11 compounds. Updates for certain products in the pipeline includes the following:

•
Celltrion completed the development program for infliximab, and Celltrion and Hospira each submitted a dossier for infliximab to the European Medicines Agency ("EMA") in the first half of 2012. In June 2013, Hospira received a positive opinion from the EMA's Committee for Medicinal Products for Human Use, recommending the European Commission approval of Inflectra™ (Hospira's infliximab product), and in September 2013, the European Commission approved Inflectra™ for multiple indications, specifically, the treatment of inflammatory conditions including rheumatoid arthritis, ankylosing spondylitis, Crohn's disease, ulcerative colitis, psoriatic arthritis and psoriasis. This approval is applicable to all European Union ("EU") and European Economic Area ("EEA") countries. Hospira is working to commercialize Inflectra™ in all EU and EEA countries, and it will be launched throughout Europe at the earliest opportunity taking into account any relevant patent protection. Celltrion is able to commercialize its infliximab product in the same territories;

•
in October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin ("EPO") for patients with certain renal dysfunction who have anemia. Hospira's biosimilar EPO development program is expected to continue into 2015; and

•	in December 2013, Hospira received positive results of its Phase I U.S. EPO clinical study which met primary and secondary endpoints.

On April 29, 2013, Hospira and NovaQuest entered into an arrangement for the following biosimilar products: Hospira's EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of those products. NovaQuest will contribute up to $120.0 million of development funding, and such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. This agreement is in alignment with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For further information related to the NovaQuest agreement, see Note 5 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this report. For the year ended December 31, 2013, in connection with the NovaQuest agreement, Hospira recognized an offset to R&D expense for development funding of $50.0 million.

Proprietary Pharmaceutical Product Development

During the year ended December 31, 2013, Hospira had in development two proprietary pharmaceutical products, Precedex™ and Dyloject™:

•	Precedex™ is a proprietary sedative. Hospira has engaged in the following development programs to expand the clinical use of this product:

•
in 2011, Hospira submitted additional clinical data to the FDA to support a new indication to use Precedex™ beyond 24 hours. Hospira has successfully gained approval for an indication to use Precedex™ for greater than 24 hours in several non-U.S. markets. Hospira continues to consider clinical pathways available for expansion of its labeled indications;

•
in 2012, Hospira completed Phase III clinical trials in Japan to support a procedural sedation indication for the use of Precedex™. Hospira submitted the data to the Pharmaceuticals and Medical Devices Agency of Japan in 2012, and in June 2013, Hospira received approval for the additional indication;

•	in March 2013, the FDA granted pediatric exclusivity for Precedex™ and Hospira received a six-month extension to all patents covering Precedex™; and

•
in March 2013, Hospira received FDA approval for premix versions of Precedex™ and in April 2013, Hospira launched the new premix versions in the U.S. The U.S. patents specifically covering the premix versions of Precedex™ expire on July 4, 2032 (U.S. Patents Nos. 8,242,158; 8,338,470; 8,455,527 and 8,436,033).

•
Dyloject™ is a post-operative pain management drug currently awaiting FDA approval. In 2010, Hospira received a complete response letter from the FDA regarding Dyloject™. In June 2013, Hospira submitted a response to the FDA's complete response letter. In December 2013, Hospira received a second complete response letter from the FDA. Hospira continues to work with the agency, however, the timing of resolution is uncertain.

Device Product Development

Hospira’s device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

In May 2013, Hospira announced its Device Strategy, an initiative that will be implemented over the next approximately two years that establishes a streamlined and modernized portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation and improvement efforts. Under this initiative, Hospira's development efforts for on-market products will focus on the Plum A+™, Sapphire™ and LifeCare PCA™ platforms. In addition, Hospira will focus on investment in and development of next-generation pump technology while furthering Hospira's position in providing I.V. clinical integration technology, which integrates infusion systems with electronic health records. For further information related to the Device Strategy, see the section captioned "Device Strategy" below.

 Research and Development Expense

R&D expense includes costs identifiable to specific development projects, support activities which are essential to all of Hospira’s R&D operations, and one-time initial and development milestone payments associated with external collaborative arrangements. For the year ended December 31, 2013, 2012 and 2011, specific project costs included EPO Phase III U.S. clinical trial expenses and other project costs which were approximately 10%, 16% and 8% of total R&D expense, respectively net of R&D collaboration arrangement funding reimbursements in 2013 recognized as an offset to R&D expense. As Hospira's biosimilar development programs progress, Hospira expects that over the next several years, the amount of spending on the biosimilar programs will remain a higher percentage of Hospira's total R&D expense. Other than EPO Phase III costs, the costs attributable to a specific project were not individually material to Hospira’s R&D expense line item for the periods presented.

Hospira's R&D expenses were $301.7 million, $303.6 million, and $258.8 million in 2013, 2012 and 2011, respectively. Hospira may periodically enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. Hospira expects that R&D as a percentage of Net sales may range between 8% to 9% over the next two to three years to support Hospira’s strategy to expand and advance its generic pharmaceutical and biosimilar product portfolio, exclusive of any one-time initial and development milestone payments associated with collaborative arrangements.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base and cash flow. As part of its strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, impairments, other asset (inventory) charges, manufacturing start-up costs, product validation and registration charges, other exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2013, Hospira continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. Capital expenditures and related start-up costs are anticipated, with the first commercial production expected by the end of 2014, with production increasing over the course of the next several years. In aggregate, Hospira estimates Vizag capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total capital expenditures of $227.2 million through December 31, 2013. For the Vizag, India capacity expansion, capital expenditures were $74.1 million, $73.4 million and $79.7 million in 2013, 2012 and 2011, respectively. Capital expenditures in 2014 are expected to be approximately $90 million with the remaining amounts to be capitalized in subsequent years.

Hospira currently purchases certain oncology drugs from Hospira's joint venture, ZHOPL, a pharmaceutical company located in Ahmedabad, India. Hospira and the joint venture continue to advance plans, initiated in 2011 and continuing through 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira expects 2014 and 2015 to be peak years for manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs. The estimated range of costs in 2014 is expected to be approximately $70 million to $90 million, subject to timing of applicable regulatory approval and other external factors. For the years ended December 31, 2013, 2012 and 2011, Hospira incurred charges of $22.5 million, $17.9 million and $3.8 million, respectively, primarily related to start-up and facility validation activities which are reported in Cost of products sold. Since inception, charges incurred through December 31, 2013 were $44.2 million. Hospira anticipates the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As Hospira transitions from start-up to normalized production levels, Hospira may incur further unabsorbed costs which will be impacted by the rate of transition and utilization of each production line.

Furthermore, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the section captioned "Certain Quality and Product Related Matters" below.

In June 2012, as part of its effort to streamline and modernize existing facilities, Hospira initiated plans to exit a specialty injectable drug packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. In 2012, as a result, primarily in the Americas segment (includes the United States, Canada and Latin America), Hospira incurred equipment and facility impairment charges of $18.6 million. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operations.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the year ended December 31, 2011, Hospira incurred, in the Americas segment, restructuring costs of $0.3 million. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan ("Project Fuel") that was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. During 2011, Hospira incurred restructuring costs and other asset charges of $8.5 million.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In 2012, Hospira initiated plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $24.1 million and contract termination charges of $1.6 million for the year ended December 31, 2012, which are reported in Restructuring and impairment. In addition, Hospira incurred other asset (inventory) charges of $5.4 million related to the product line discontinuation for the year ended December 31, 2012, which are reported in Cost of products sold. Additionally, in 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition reported in Restructuring and impairment. In December 2013, Hospira recovered $3.4 million related to assets associated with these matters which are reported in Restructuring and impairment.

In late 2012 and continuing into 2013, Hospira incurred costs, primarily in the APAC and EMEA segments, to optimize both commercial organizational structures and exit device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and primarily include severance charges of $11.5 million and contract termination charges of $3.1 million. Of the aggregate costs, $7.7 million and $6.9 million were incurred in 2013 and 2012, respectively. In 2011, Hospira incurred costs of $7.8 million to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations and are reported in Restructuring and impairment.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the consolidated statements of (loss) income line items as follows:

Years Ended December 31, (dollars in millions)	2013	2012	2011
Cost of products sold	$22.5	$23.3	$9.6
Restructuring and impairment	7.7	49.3	11.5
Selling, general and administrative	—	—	1.2
Total net charges	$30.2	$72.6	$22.3

As Hospira continues to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under accounting principles generally accepted in the United States ("GAAP"), among other factors. For further information regarding the impact of these continuous improvement activities, see Note 3 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report. For more information about risks related to these matters, see the section captioned "Hospira's continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended improvement or cost savings" in "Item 1A. Risk Factors" of this report.

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited ("Hospira India"), entered into a definitive agreement (the "Agreement") with Orchid to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk. For further information on advances to Orchid, see the section captioned "Supplier Advances" in Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report. In addition, supplier advances to Orchid made subsequent to the Agreement and outstanding as of closing will be settled as part of the purchase price or provided to Hospira in the form of future product deliveries. The pending acquisition includes a FDA approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. Hospira incurred $4.6 million and $1.0 million in 2013 and 2012, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative ("SG&A"). Cumulative acquisition and integration-related costs as of December 31, 2013 were $5.6 million. Hospira expects to incur additional acquisition and integration-related costs in 2014.

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

For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the anticipated benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Item 1A. Risk Factors" of this report.

Evolabis

In December of 2013, Hospira signed an agreement to acquire a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line around the globe. During early February 2014, Hospira closed the transaction. The impacts of this acquisition are not anticipated to be material to Hospira's results of operations in 2014.

Related Risks

Acquisitions and related transactions are subject to various risks and uncertainties, including risks relating to the integration and risks relating to incurring substantial indebtedness in connection with an acquisition. See the section captioned "Hospira may acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and actions may not result in the expected benefits or may not be completed in a timely or cost-effective manner, or at all." in "Item 1A. Risk Factors" of this report.

Certain Quality and Product Related Matters

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other domestic and foreign regulatory authorities. Hospira’s manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to, including, but not limited to, inspection observations (commonly called Form 483 observations in the U.S.), untitled letters, warning letters or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations. Any of these regulatory actions as well as Hospira’s inspections, reviews and commitments may require remediation activities with respect to products, facilities and quality/production policies, procedures and processes.

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

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities. At the close of a June 2013 inspection at the Clayton facility, the FDA did not issue a Form 483, thus, there were no observations from that inspection. In March 2013, the FDA issued a Form 483 listing observations after inspection of the Rocky Mount facility as a sterile pharmaceutical manufacturer, which identified further areas for remediation and improvement. A number of the observations dealt with matters for which remediation was already underway but not yet complete or were matters previously self-identified for remediation by Hospira that were scheduled to be addressed in the latter part of Hospira's remediation and modernization plans. In February 2014, Hospira was verbally informed by the FDA that based on information submitted and ongoing commitments made by Hospira, the status of Rocky Mount's pharmaceutical manufacturing has been upgraded to Voluntary Action Indicated ("VAI") status. Under VAI status, Hospira is free to pursue new product approvals and export certifications for pharmaceutical products manufactured at Rocky Mount.

In November 2013, the FDA issued a Form 483 listing observations after inspection of the Rocky Mount facility as a medical device manufacturer. A number of the observations deal with matters for which remediation was intended to be addressed as part of a second phase of implementation of Hospira’s device remediation plan at sites that primarily manufacture pharmaceutical products. Hospira responded to the specific FDA observations received in March 2013 and November 2013, and expects to continue working cooperatively with the FDA regarding the scope and timing of remediation efforts at the facility.

Warning Letter (August 2012) and Related Matters

In August 2012, Hospira received a Warning Letter from the FDA related to the FDA's April 2012 inspection of Hospira's La Aurora de Heredia, Costa Rica device manufacturing facility and corresponding Form 483 ("2012 Warning Letter"). In the 2012 Warning Letter, the FDA cited current good manufacturing practice deficiencies related to the failure to (i) correct and prevent recurrence of nonconforming product; (ii) implement changes in procedures needed to correct and prevent identified quality problems; (iii) evaluate suppliers on their ability to meet requirements; (iv) establish adequate procedures for acceptance of incoming product; and (v) maintain appropriate device history records. The Costa Rica site manufactures most of Hospira's infusion devices and administration sets.

In November 2012, the FDA issued an import alert that prohibits the importation of Symbiq™ infusion pumps into the U.S., and in February 2013, the FDA expanded the import alert to prohibit the importation into the U.S. of the Plum™, GemStar™, and LifeCare PCA™ infusion pumps which are manufactured in Hospira's Costa Rica facility. The FDA's import alert does not restrict the importation of Hospira's other medication management products, including consumables or Hospira's other infusion pump accessories. Hospira cannot predict when the FDA import alert for the above infusion devices will end. The FDA import alert is not expected to be lifted until at least the re-inspection of the Costa Rica facility, and perhaps other related facilities, occurs and the FDA is satisfied with the results and until Hospira demonstrates adequate progress on its Device Strategy. Hospira continues to support the repair and service of all impacted pumps to existing customers in the United States.

Other regulatory agencies have restricted the supply of Hospira infusion pumps into certain international markets for reasons similar to those cited by the FDA in its August 2012 warning letter concerning Hospira's Costa Rica facility. During 2013, the National Standards Authority of Ireland ("NSAI") performed two audits of Hospira's Lake Forest site. Based on the results of the latest audit, the NSAI has reissued the ISO certifications for the Lake Forest and Costa Rica sites, which allows Hospira to continue to import, tender, sell and distribute consumables or Hospira's other infusion pump accessories in various international markets. NSAI also communicated to Hospira that the European Conformity ("CE") certificate for infusion pumps and related software, covering Plum A+™ and Hospira MedNet™ expired and were withdrawn on August 31, 2013. Hospira intends to file a new submission to regain CE marking for certain infusion devices and related software during 2014. Hospira cannot predict the timing and outcome of obtaining these new CE certificates, which if not received could negatively impact Hospira's ongoing sales of device products.

Warning Letters (May 2013) and Related Matters

In May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's device quality systems and governance in Lake Forest, Illinois, in January and February 2013 ("2013 Device Warning Letter"). The 2013 Device Warning Letter cited current good manufacturing practice deficiencies, including failures related to design controls, corrective and preventive actions, complaint handling, purchasing controls and document controls and other inadequacies, including deviations from the medical device reporting regulation. Hospira's Lake Forest site does not manufacture any device products but performs certain portions of Hospira's quality system procedures which support all of Hospira's device products and operations.

Also in May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's pharmaceutical manufacturing facility in Irungattukottai, India ("IKKT facility") in October 2012 ("2013 Pharmaceutical Warning Letter"). The 2013 Pharmaceutical Warning Letter cited current good manufacturing practice deficiencies, including failure to establish and follow appropriate written procedures, including validation of all aseptic and sterilization processes, and failure to appropriately maintain manufacturing facilities.

In December 2013, the FDA completed a follow-up inspection of Hospira's IKKT facility. At the close of the inspection, the FDA issued a Form 483 listing observations related primarily to processes and procedures, and Hospira does not anticipate any impact to product supply from this plant as a result of the Form 483. Hospira responded to the specific FDA observations in January 2014, having already completed a majority of the identified corrective actions and expects to continue working cooperatively with the FDA regarding the scope and timing of remediation efforts at the facility.

Hospira's Response to Warning Letters and Related Matters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (which are publicly available on the FDA's website). Hospira has submitted comprehensive remediation plans to address the items raised in the 2010 Warning Letter and 2012 Warning Letter and related subsequent Form 483 observations. In June 2013, Hospira submitted responses to the 2013 Device Warning Letter and the 2013 Pharmaceutical Warning Letter, both of which reference Hospira's pre-existing comprehensive remediation plans. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. The comprehensive remediation plan for devices includes the Device Strategy announced in May 2013. Elements of the device remediation plan are being implemented in a phased approach, with initial implementation at device component production facilities, service centers and design centers and a second phase of implementation at sites that primarily manufacture pharmaceutical products but also manufacture devices and combination products. For certain remediation plans, Hospira has engaged third-party experts to assist with the remediation activities, established remediation project management teams, deployed new site leadership, and is hiring additional permanent employees in the manufacturing operations and quality organizations. Hospira will continue to work through the commitments made in its remediation plans or responses and interact and work closely with the FDA with the intent to align that all items noted in the Warning Letters and related subsequent Form 483s are appropriately addressed.

While Hospira has submitted remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Until these issues are corrected, Hospira may not be able to gain regulatory approval for certain new products, and may be subject to additional regulatory action by the FDA or other regulatory authorities. Any such actions could significantly disrupt Hospira's ongoing business and operations and have a material adverse impact on its financial position and operating results. There can be no assurance that the FDA, or other regulatory agencies, will be satisfied with Hospira's response or corrective actions.

All of Hospira's manufacturing facilities and related operations are subject to routine FDA inspections and some of those facilities have received Form 483 observations or FDA-issued untitled letters or comparable inspection results from other governmental regulatory agencies, which are not included above. Hospira is working to achieve alignment between all of its facilities and quality policies, procedures and processes and the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for strengthening quality, compliance and production processes at other facilities. For example, third-party oversight and consulting costs for remediation activities have been and will continue to be incurred at a number of other manufacturing sites.

Device Remediation Matters

Comprehensive Medication Management Product Review

In late 2010, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira’s medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. Hospira completed the product review investigations in 2013. As an outcome of the reviews, Hospira identified the need to take certain remediation actions, such as product recalls which require deployment of a modification to the installed customer base, design history file updates, incorporation of certain corrective actions into new production or other corrective or preventive actions for Hospira’s medication management products which will continue to be advanced. Examples of such remediation actions include deployment of a remediated battery and door roller assembly on the Plum A+™ pumps and deployment of a remediated door on the LifeCare PCA™ infusion pumps to the installed customer base.

In May 2013, Hospira announced its Device Strategy, which builds on Hospira's comprehensive device review of its global installed base of infusion pumps. In this regard, see matters discussed under the caption "Device Strategy" and "Product Development and Product Launches - Device Product Development" in this Item 7.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the consolidated statements of (loss) income for the years ended, December 31, as follows:

(dollars in millions)	2013	2012	2011
Warning Letters Related
Third-party oversight and consulting	$64.4	$81.3	$11.8
Other charges (primarily extended production downtime related costs and failure to supply penalties)	28.6	56.1	25.0
Inventory charges	—	23.5	28.5
Device Product Related
Third party consulting and other charges (product review and remediation activities)	25.4	17.4	2.8
Corrective action and life-cycle management charges	11.6	73.8	43.1
Other charges (asset impairments)	—	8.2	—
Total Charges	$130.0	$260.3	$111.2

Hospira expects the remediation activities to extend over the next two years and incur further charges at a lesser amount per year. In 2014, Hospira expects to incur aggregate charges of approximately $60 million to $80 million related to these quality and product related matters, which are primarily for third-party oversight and consulting and device remediation actions. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors. Corrective action and life-cycle management charges include credits in the twelve months ended December 31, 2013, due to the change in the expected corrective actions which no longer includes deployment of modifications for certain products as such products are part of the retirement and replacement programs under the Device Strategy.

In addition to the charges incurred for these certain quality and product related matters, Hospira has, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the "Continuous Improvement Activities - Facilities Optimization and Capacity Expansion" section within this Item 7.

Hospira takes all of these matters seriously and attempts to respond fully, and in a timely manner, to the FDA and other regulatory agencies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified above. For more information about risks related to these matters, see the section captioned "Hospira's issues with its quality systems and processes could have an adverse effect upon Hospira's business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products" in "Item 1A. Risk Factors" of this report.

Device Strategy

On May 1, 2013, Hospira announced its Device Strategy, an initiative that will be implemented over the next approximately two years that is intended to establish a streamlined and modernized product portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next generation technology with additional safety features to support further modernization of its installed base.

The Device Strategy builds on Hospira's comprehensive device review of its global installed base of infusion pumps. Hospira has communicated this strategy to the FDA and other global regulatory agencies, and has been working with these agencies.

Under the retirement and replacement actions, Hospira will focus on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Hospira anticipates, among alternatives to be provided to customers, that it will offer customer sales allowances and/or accommodations which may be used as a credit for transition to alternative technology. The majority of the activity includes:

•	retirement of Symbiq™ infusion pumps and older legacy Plum™ pumps, replacing these devices with Plum A+™ pumps and future devices under development;

•
retirement of GemStar™ ambulatory pumps, replacing these devices with Sapphire™ pumps in markets where the device is available, such as the U.S. (where the Sapphire™ pump was given regulatory clearance by the FDA in October 2013), Australia, Canada and portions of Europe. Hospira markets and distributes the Sapphire™ pump through a distribution agreement with Q Core Medical, Ltd.; and

•	retirement of older legacy PCA pumps, replacing these devices with LifeCare PCA™ or Sapphire™ pumps.
Hospira will continue to support the affected pumps during the retirement and replacement period. In the U.S, Hospira will begin to transition customers in the upcoming quarters over to Hospira's streamlined portfolio of remediated devices. See the section captioned "Certain Quality and Product Related Matters - Warning Letter (August 2012) and Related Matters" within this Item for a description of international regulatory matters that could impact Hospira's ability to move forward with transitioning customers outside of the U.S.

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

In 2013, charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	2013	Line Item in the Consolidated Statement of (Loss) Income
(dollars in millions)
Customer sales allowances	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction, and other costs	65.2	Cost of products sold
Inventory charges	45.5	Cost of products sold
Other asset impairments and accelerated depreciation	11.9	Restructuring and impairment
Total charges	$226.9

In 2014, Hospira expects to incur aggregate charges of approximately $30 million to $40 million related to the Device Strategy. The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges. In this regard, see matters discussed above under "Certain Quality and Product Related Matters."

For more information about risks related to these matters, see the sections captioned "Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results" in "Item 1A. Risk Factors" of this report.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with certain companies with branded products over its efforts to market generic pharmaceutical products and with companies regarding certain of Hospira’s Precedex™ patents. Hospira faces potential generic competition for Precedex™ including certain legal proceedings challenging Hospira’s patents relating to Precedex™. The outcome of patent litigation, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. For further details regarding Hospira’s patents and other patent-related litigation, see the section captioned "Product Development and Product Launches" within this Item 7, and see Note 25 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report. It is possible that Hospira could face generic competition at any time which would have a material adverse impact on Hospira’s sales of Precedex™ and related results of operations.

In December 2013, Hospira entered into a settlement agreement in its patent litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz’s "Paragraph IV" notice indicating that it has filed an abbreviated new drug application with the FDA for a generic version of Precedex™. The agreement provides for a market entry date for Sandoz to sell a generic version of Precedex™ no later than December 26, 2014. The agreement also includes a number of accelerator provisions which, if triggered, could lead to an earlier Sandoz market entry date, and is subject to standard contingencies. Hospira and Sandoz have filed a Motion to Vacate the invalidity ruling for U.S. Patent No. 6,716,867 and Caraco has filed a Motion to Intervene.

On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors of Precedex™ regarding the ability of potential competitors to "carve-out" indications for Precedex™ and potentially achieve final product approval at any time. Depending on how it rules, action by the FDA could lead to a generic launch of Precedex™ anytime thereafter.

In April 2010, Hospira reached an agreement to settle the U.S. litigation related to oxaliplatin. Pursuant to the settlement, Hospira exited the U.S. oxaliplatin market on June 30, 2010, and relaunched its products pursuant to a royalty free license after August 9, 2012.

For more information about risks related to these matters, see the sections captioned "If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed" and "If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, adverse damage awards, increased costs and delays in marketing new products" in "Item 1A. Risk Factors" of this report.

Results of operations

Net Sales

A comparison of product line net sales by segment is as follows:

				Percentage change at Actual Currency Rates		Percent Change at Constant Currency Rates(1)
Years Ended December 31 (dollars in millions)	2013	2012	2011	2013	2012	2013	2012
Americas—
Specialty Injectable Pharmaceuticals	$2,163.0	$1,991.0	$2,000.9	8.6%	(0.5)%	9.1%	0.1%
Medication Management	629.9	846.8	809.4	(25.6)%	4.6%	(25.0)%	5.0%
Other Pharma	382.9	401.6	396.2	(4.7)%	1.4%	(4.3)%	1.4%
Total Americas	3,175.8	3,239.4	3,206.5	(2.0)%	1.0%	(1.4)%	1.5%
EMEA—
Specialty Injectable Pharmaceuticals	332.9	318.4	292.6	4.6%	8.8%	1.7%	16.6%
Medication Management	97.8	119.9	128.7	(18.4)%	(6.8)%	(20.9)%	0.2%
Other Pharma	77.9	87.5	96.1	(11.0)%	(8.9)%	(10.6)%	(5.7)%
Total EMEA	508.6	525.8	517.4	(3.3)%	1.6%	(5.5)%	8.4%
APAC—
Specialty Injectable Pharmaceuticals	263.5	260.6	269.0	1.1%	(3.1)%	7.3%	(2.0)%
Medication Management	42.1	49.8	49.2	(15.5)%	1.2%	(12.0)%	1.2%
Other Pharma	12.8	16.5	15.0	(22.4)%	10.0%	(21.8)%	10.0%
Total APAC	318.4	326.9	333.2	(2.6)%	(1.9)%	2.9%	(1.0)%
Net Sales(2)	$4,002.8	$4,092.1	$4,057.1	(2.2)%	0.9%	(1.6)%	2.2%

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

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods’ foreign exchange rates. Hospira calculated these percentages by taking current period reported Net sales less the respective prior period reported Net sales, divided by the prior period reported Net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in Net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of changes in Net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

(2)
Net sales for the year ended December 31, 2013 includes the impact of the $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. Excluding this charge, Net sales increased 0.4%, or increased 0.9% further excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" above for further information.

Net sales in all segments were adversely impacted by Hospira’s inability to timely ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the section "Certain Quality and Product Related Matters" above for further information.

2013 compared to 2012:
Net sales decreased (2.2)%, or decreased (1.6)% compared to 2012 excluding the impact of changes in foreign exchange rates. Excluding the impact of the Device Strategy charges, Net sales increased 0.4%, or increased 0.9% further excluding the impact of changes in foreign exchange rates.
The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.
Americas

Net sales in the Americas segment decreased (2.0)%, or decreased (1.4)% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to certain product price increases in the U.S., the mid-2012 re-launch of oxaliplatin in the U.S., continued volume growth of the proprietary sedation drug Precedex™ and supply recovery in the U.S. This growth was partially offset by price erosion and decreased volume on docetaxel following its 2011 launch. Medication Management Net sales decreased, primarily due to the FDA import alert prohibiting the importation into the U.S. of the Symbiq™, Plum™, GemStar™, and LifeCare PCA™ infusion pumps and Device Strategy charges. For more information on the retirement of the GemStar™ and Symbiq™ pumps and the Device Strategy, see section "Device Strategy" above. Medication Management Net sales also decreased due to lower sales volume on dedicated sets and consumables. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

EMEA

Net sales in the EMEA segment decreased (3.3)%, or decreased (5.5)% excluding the impact of changes in foreign exchange rates. SIP Net sales increased due to continued strong sales volume of biosimilar products Nivestim™ and Retacrit™. Additionally, Hospira’s third biosimilar, Inflectra™ was launched in Europe during 2013 into several early-launch countries. This growth was partially offset by lower anti-infective and oncology product sales due to increased competition and price erosion. Medication Management Net sales decreased, primarily due to reduced sales volume on other device products due to regulatory agency restrictions on Plum™ and GemStar™ infusion pumps and Device Strategy charges. For more information on the retirement of the GemStar™ pump and the Device Strategy, see section "Device Strategy" above. These decreases were slightly offset with higher sales volume on dedicated sets for Plum™ infusion pumps and the mid-2013 launch of the Sapphire™ infusion pump. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment decreased (2.6)%, or increased 2.9% excluding the impact of changes in foreign exchange rates. SIP Net sales increased primarily due to increased sales volume of paclitaxel in China and continued volume growth of Precedex™ in Japan. Medication Management Net sales were lower primarily due to lower sales volumes on Plum™ and GemStar™ infusion pumps due to regulatory agency restrictions and Device Strategy charges. For more information on the retirement of the GemStar™ pump and the Device Strategy, see section "Device Strategy" above. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

2012 compared to 2011:
Net sales increased 0.9%, or increased 2.2% compared to 2011 excluding the impact of changes in foreign exchange rates.
The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

Net sales in all segments were adversely impacted by Hospira's inability to ship certain products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts.
Americas
Net sales in the Americas segment increased 1.0%, or increased 1.5% excluding the impact of changes in foreign exchange rates. Net sales of SIP were essentially flat due to various offsetting factors. The 2012 re-launch of oxaliplatin in the U.S. and continued volume growth of the proprietary sedation drug, Precedex™, had a positive impact on Net sales. Furthermore, Hospira implemented certain base product price increases in the U.S. beginning in the second half of 2012 which favorably impacted Net sales. These results were offset due to expected price erosion following the 2011 docetaxel launch partially offset by increased docetaxel volume compared with the same period in 2011. In addition, Net sales were also negatively impacted due to similar pricing and volume progression for new product launches in prior periods and supply constraints for certain products related to quality remediation efforts. Medication Management Net sales were higher primarily due to increased sales volumes for Plum™ infusion pumps and Hospira's MedNet™ safety software. Other Pharma Net sales increased slightly due to higher contract manufacturing volumes partially offset by lower volumes for solution and nutritional products.
EMEA
Net sales in the EMEA segment increased 1.6%, or increased 8.4% excluding the impact of changes in foreign exchange rates. SIP Net sales increased due to strong volumes of generic meropenem, launched in 2011, and biosimilar products Nivestim™ and Retacrit™. Increases in generic volumes were offset by price decreases resulting primarily from competition for certain oncology products. Medication Management Net sales were slightly higher primarily due to increased volumes of GemStar™ dedicated sets partially offset by decreased volumes of Plum dedicated sets and consumables. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment decreased (1.9)%, or decreased (1.0)% excluding the impact of changes in foreign exchange rates. SIP Net sales were adversely impacted primarily due to lower volumes on proprietary drugs and price decreases on certain oncology products, including the expected price erosion following the 2011 docetaxel launch. These decreases were moderately offset with higher volumes on certain oncology products, including paclitaxel in China and continued growth of Precedex™ in Japan. Medication Management Net sales were higher primarily due to increased sales volumes on Plum™ and GemStar™ dedicated sets and consumables. Other Pharma Net sales increased due to higher contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

				Percent change
Years Ended December 31 (dollars in millions)	2013	2012	2011	2013	2012
Gross profit	$1,080.5	$1,113.4	$1,397.6	(3.0)%	(20.3)%
As a percent of Net sales	27.0%	27.2%	34.4%

2013 compared to 2012:

Gross profit decreased $(32.9) million, or (3.0)% in 2013, compared to 2012.

Gross profit decreased in 2013 primarily due to charges of $215.0 million related to the Device Strategy. Gross profit also decreased in 2013 due to lower docetaxel sales, higher manufacturing spending related to strengthening quality, compliance and production processes, and lower sales on medication management products. These impacts were partially offset by lower charges associated with certain quality and product related matters, higher pricing on SIP products in the U.S. initiated in the second half of 2012 and continuing in 2013, and strong Precedex™ sales in the U.S.

2012 compared to 2011:

Gross profit decreased $(284.2) million, or (20.3)%, in 2012, compared to 2011.

Gross profit decreased in 2012 primarily due to charges associated with continuous improvement and certain quality and product related matters, higher manufacturing spending related to strengthening quality, compliance and production processes, and other manufacturing inefficiencies. Further, gross profit decreased due to expected price erosion primarily related to the 2011 docetaxel launch and similar progression for new product launches in prior periods. In 2012, and to a lesser extent in 2011, Net sales volume was lower due to supply constraints for certain products related to quality remediation efforts. These decreases were partially offset by higher sales volume in certain products including strong Precedex™ sales in the U.S. and the U.S. re-launch of oxaliplatin during the third quarter of 2012 as well as base product price increases in the U.S.

Restructuring and impairment

				Percent change
Years Ended December 31 (dollars in millions)	2013	2012	2011	2013	2012
Restructuring and impairment	$19.6	$63.3	$44.5	(69.0)%	42.2%
As a percent of Net sales	0.5%	1.5%	1.1%

In 2013, Restructuring and impairment was $19.6 million which included $7.7 million of charges related to the APAC and EMEA segments for other restructuring-related activities and Device Strategy asset impairment and accelerated depreciation charges. Hospira also recognized $5.2 million of intangible asset impairments associated with certain product rights.

In 2012, Restructuring and impairment was $63.3 million of which $49.3 million was due to impairments and other charges related to Hospira's facility optimization and other restructuring-related activities. In addition, a total of $14.0 million of intangible asset impairment charges were recognized in 2012. These impairment charges related primarily to a customer relationship intangible asset due to anticipated delayed launch dates for certain products.

In 2011, Restructuring and impairment was $44.5 million and included the following: intangible asset impairments of $25.9 million, distributor contract termination costs of $7.8 million incurred for restructuring of certain Latin America operations, an equipment impairment charge of $7.1 million, and restructuring charges of $3.7 million related to Project Fuel, which was completed in early 2011.

Goodwill impairment

				Percent change
Years Ended December 31 (dollars in millions)	2013	2012	2011	2013	2012
Goodwill impairment	$—	$—	$400.2	nm	nm
As a percent of Net sales	nm	nm	9.9%
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

During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and former APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and former APAC reporting units' estimated fair value was below their respective carrying value. Accordingly, Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and former APAC reporting units respectively, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than their respective carrying value.

Research and development

				Percent change
Years Ended December 31 (dollars in millions)	2013	2012	2011	2013	2012
Research and development	$301.7	$303.6	$258.8	(0.6)%	17.3%
As a percent of Net sales	7.5%	7.4%	6.4%

2013 compared to 2012:

R&D decreased $(1.9) million, or (0.6)%, in 2013, compared to 2012. In 2013, there was increased spending on a clinical trial for EPO in the U.S, generic pharmaceuticals product development for global expansion and R&D support activities, which was offset by reimbursements for development funding of $50.0 million, recognized as an offset to R&D expense, in connection with the NovaQuest agreement. For more information on the NovaQuest agreement, see Note 5 to the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data" of this report.

2012 compared to 2011:

R&D expenses increased $44.8 million or 17.3% in 2012, compared to 2011 primarily due to higher spending in 2012 on a clinical trial for EPO, generic pharmaceuticals product development for global expansion and regulatory filing fees, and development for device products.

Selling, general and administrative

				Percent change
Years Ended December 31 (dollars in millions)	2013	2012	2011	2013	2012
Selling, general and administrative	$742.6	$687.7	$637.3	8.0%	7.9%
As a percent of Net sales	18.6%	16.8%	15.7%

2013 compared to 2012:

SG&A expenses increased $54.9 million or 8.0%, in 2013, compared to 2012. The increase was due to increased selling and promotional expense for expansion in emerging markets and various products including Precedex™, legal costs and employee-related compensation expenses.

2012 compared to 2011:

SG&A expenses increased $50.4 million or 7.9%, in 2012, compared to 2011. The increase was due to higher costs associated with certain sales and promotional expenses for various emerging markets, and certain products including Precedex™. Costs were also higher for compensation, pension and other post-retirement benefits, and information technology.

Interest expense

Hospira incurred interest expense of $86.2 million in 2013, $86.3 million in 2012 and $93.1 million in 2011.

Interest expense slightly decreased in 2013 compared to 2012 due to higher capitalized interest on capital projects partially offset by higher interest expense associated with an overlap of outstanding debt for senior notes issued and senior notes redeemed.

Interest expense decreased in 2012 compared to 2011 primarily due to higher capitalized interest on capital projects partially offset by higher interest on other borrowings for international operations in Latin America and India.

Refer to the section captioned "Liquidity and Capital Resources" below for further information regarding Hospira's debt and credit facilities.

Other expense (income), net

Other expense (income), net was $53.6 million in 2013, $14.4 million in 2012 and $(9.2) million in 2011, which includes amounts related to foreign currency transaction gains and losses, interest income, and other items.

Other expense (income), net increased in 2013 compared to 2012 due to $33.4 million incurred for an early extinguishment of debt and $14.5 million for certain investment impairments.

The net expense in 2012 compared to net income in 2011 was primarily the result of certain investment impairments of $10.1 million and impacts of foreign currency in 2012.

Foreign exchange loss (gain), net for 2013, 2012, and 2011 were $9.1 million, $9.2 million, and $(2.8) million, respectively. Interest income for 2013, 2012 and 2011 was $5.3 million, $5.9 million, and $10.4 million, respectively.

Income tax (benefit) expense

The effective tax rate was a benefit of 79.8% for the year ended December 31, 2013, compared to a benefit of 121.7% and expense of 103.0% in 2012 and 2011, respectively. The effective tax rates for all three years were impacted by certain items such as Device Strategy charges, integration, quality and product related matters, continuous improvement related charges and interest expense generating benefits in higher tax rate jurisdictions. These effective tax rates in these periods differ from the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S. as well as lower statutory tax rates in substantially all non-U.S. jurisdictions in which Hospira operates.

In 2012 the Internal Revenue Service ("IRS") commenced the audit of Hospira's 2010 and 2011 U.S. federal tax returns. In addition, Hospira remains open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Hospira estimates that up to $10 million of unrecognized tax benefits may be recognized within the next twelve months.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 includes a discrete tax benefit of $13.8 million related to 2012. Without this item, the 2013 effective tax rate was a benefit of 68.6%.

2013 compared to 2012:

The tax benefit during both periods resulted from the impact of higher quality and device-related charges incurred in higher tax rate jurisdictions. Effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S. During 2013, the portion of income historically benefiting from these exemptions was negatively impacted by Device Strategy charges creating an unfavorable comparison to the 2012 tax benefit.

2012 compared to 2011:

In December 2012, the IRS audit of Hospira's 2008 and 2009 U.S. federal tax returns was concluded and the years were effectively settled. The audit settlement resulted in $18.8 million of a discrete tax expense recognized in the fourth quarter. Excluding this audit settlement, the effective tax rate for 2012 is a benefit of 166.7%. In 2011, the effective tax rate was significantly impacted by the mostly non-deductible EMEA and former APAC reporting units' goodwill impairments. Also in 2011, the IRS audit of Hospira's 2006 and 2007 U.S. federal tax returns was concluded and the years were effectively settled. The audit settlement resulted in a $19.7 million discrete income tax benefit. Excluding these goodwill impairment charges and the IRS audit settlement, the effective rate for 2011 was an expense of 14.1%.

Equity Income From Affiliates, Net

Equity income from affiliates, net was $16.6 million in 2013, $35.1 million in 2012, and $45.6 million in 2011. The decreases in 2013 and 2012 are primarily due to income from Hospira’s joint venture associated with the U.S. launch of docetaxel in 2011 and subsequent price erosion associated with increased competition in 2013 and 2012.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be Hospira's primary source of funds to finance operating needs, the pending acquisition of Orchid's penem and penicillin API business, capital expenditures, certain quality and product related matters, research and development related expenditures, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under the revolving credit facility, other uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into further development alliances and collaborations to fund Hospira's research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, the pending acquisition of Orchid's penem and penicillin API business, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at December 31, 2013, approximately $353 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in Hospira's U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

Hospira has incurred and expects to incur further charges and higher capital expenditures related to certain quality and product-related matters, the Device Strategy, and continuous improvement activities that will require cash outflows in the future. These matters are further discussed above under sections captioned "Certain Quality and Product Related Matters," "Device Strategy," and "Continuous Improvement Activities." Hospira currently believes current capital resources will be sufficient to fund capital expenditures and costs associated with these activities.

Specific to acquisitions, the pending transaction to acquire Orchid's penem and penicillin API business is for approximately $218 million in cash. The purchase price is fixed in Indian rupees and subject to change depending on the movement of foreign currency rates through closing. The transaction is expected to be completed in the first half of 2014, but Hospira can give no assurance that the transaction will be consummated during that time period, or at all. Hospira has and may continue to make advances to Orchid to supply certain API products, some of which may be settled upon the pending close of the transaction or settled upon receipt of the API products. The outstanding Orchid supplier advances of $36.4 million as of December 31, 2013 are interest bearing, primarily unsecured and subject to credit risk. For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the anticipated benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Item 1A. Risk Factors" of this report.

In 2013, 2012 and 2011, Hospira advanced $15.0 million, $10.0 million and $50.0 million, respectively, to Celltrion for the expected purchase of certain biosimilar products. As of December 31, 2013, Hospira has received $7.2 million in inventory against these advances. Additional supplier advances in aggregate of $25.0 million for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Summary of Sources and (Uses) of Cash

Years Ended December 31 (dollars in millions)	2013	2012	2011
Operating activities	$317.4	$478.0	$434.4
Investing activities	(370.3)	(304.0)	(282.3)
Financing activities	94.3	(0.6)	(147.0)

Operating Activities

Net cash provided by operating activities decreased in 2013 compared to 2012 primarily due to increases in inventory, payments related to strengthening quality, manufacturing and compliance functions and higher income tax payments, partially offset by distributions received from equity affiliates.

Net cash provided by operating activities increased in 2012 compared to 2011 primarily due to lower investments in working capital including lower income tax payments, supplier advances, employee benefit-related payments and the timing of joint venture profit-share payments. This increase in operating cash flows was partially offset by increased spending for certain quality and product related matters, investments in strengthening commercial, quality, manufacturing and compliance functions, and research and development initiatives. In addition, there were no distributions received from equity affiliates in 2012 compared to 2011. Cash flows provided by operating activities for 2011 were adversely impacted by higher inventory levels due to increased cycle times.

Investing Activities

Net cash used in investing activities was higher in 2013 compared to 2012 primarily due to higher capital expenditures at several of Hospira's manufacturing facilities relative to modernization initiatives, as well as information technology projects.

Net cash used in investing activities was higher in 2012 compared to 2011 primarily due to acquisition payments for the pending transaction to acquire Orchid's penem and penicillin API business.

Financing Activities

Net cash provided by (used in) financing activities in 2013 was $94.3 million compared to $(0.6) million in 2012. The increase in 2013 is due to increased borrowings to support non-U.S. operations and Hospira's refinancing of certain senior unsecured notes, as described below, with net proceeds of $41.8 million, which are offset by payments of $39.8 million for the early extinguishment of the notes.

Net cash used in financing activities in 2012 was $(0.6) compared to $(147.0) million in 2011. In 2011, Hospira repurchased $200.0 million of common stock compared to no repurchases in 2012. In addition, there were lower stock option exercise proceeds during 2012 compared to the same period in 2011 due to Hospira's lower common stock market values in 2012.

Summary of Financial Position

As of December 31 (dollars in millions)	2013	2012
Cash and cash equivalents	$798.1	$772.1
Working capital	1,673.4	1,731.2
Short-term borrowings and long-term debt	1,840.7	1,735.7

Working Capital (Total Current Assets less Total Current Liabilities)

The slight decrease in available working capital as of December 31, 2013 compared to December 31, 2012 was primarily due to increases in current liabilities, including higher borrowings to support non-U.S. operations, higher trade accounts payable due to the timing of vendor payments and capital expenditures and higher accrued operating expenses.
Debt and Capital
Senior Notes. Hospira's senior notes as of December 31, consisted of the following:

(dollars in millions)	2013	2012
5.90% Notes due June 2014	$—	$400.0
6.40% Notes due May 2015	—	250.0
6.05% Notes due March 2017	550.0	550.0
5.20% Notes due August 2020	350.0	—
5.80% Notes due August 2023	350.0	—
5.60% Notes due September 2040	500.0	500.0
Total Senior Notes	$1,750.0	$1,700.0
In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020 and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014 ("2014 Notes"), $250.0 million principal amount of 6.40% notes originally due May 2015 ("2015 Notes"), accrued interest and a make-whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which are reported in Other expense (income), net for the year ended December 31, 2013. The early debt extinguishment charges include a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

The senior notes contain customary covenants that limit Hospira's ability to incur secured indebtedness and liens and merge or consolidate with other companies.

Interest Rate Swaps. In August 2013, Hospira terminated the forward starting interest rate swaps, notional amount of $550.0 million, which had effectively fixed the benchmark interest rates upon entering into the transactions in July 2013 and up to the issuance of the 2020 and 2023 Notes. As a result of the swap terminations, Hospira paid $3.6 million, including interest. The corresponding loss of $3.6 million will be deferred in Accumulated other comprehensive loss and amortized into Interest expense over the terms of the 2020 and 2023 Notes, respectively.

In July 2011, Hospira terminated, without penalty, interest rate swap contracts originally entered into in December 2010 with a total notional amount of $400.0 million, which had effectively converted from fixed to variable rate debt $250.0 million of the 2014 Notes and $150.0 million of the 2015 Notes. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest.

In June 2010, Hospira terminated, without penalty, interest rate swap contracts originally entered into in 2009 with a total notional amount of $300.0 million, which had effectively converted from fixed to variable rate debt $200.0 million of the 2014 Notes and $100.0 million of the 2015 Notes. As a result of the swap terminations, Hospira received $15.4 million in cash, including accrued interest.

The corresponding 2011 and 2010 terminated swap contract gains described above related to the basis adjustment of the debt associated with the contracts were deferred and were amortized as a reduction of interest expense over the remaining term of the related 2014 and 2015 Notes until the early extinguishment when the deferred gains, of $7.7 million, were written off to Other expense (income), net. Prior to early extinguishment, the gains recognized against interest expense over the term of the underlining 2014 and 2015 Notes, were $3.2 million, $6.7 million and $5.6 million, in 2013, 2012 and 2011, respectively.

The cash flows from these interest rate contracts are reported as operating activities in the consolidated statements of cash flows.

Other Borrowings. In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira may enter into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of 6.5% and 6.2% at December 31, 2013 and 2012, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2013 and 2012, Hospira had $4.4 million and $8.0 million of indebtedness secured by equipment and property, respectively. As of December 31, 2013 and 2012, Hospira had $95.3 million and $26.4 million, respectively, of other borrowings outstanding, of which $93.7 million and $22.1 million, respectively, were classified as short-term.

Revolving Credit Facility. In 2011, Hospira entered into a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016. The Revolver replaced the $700.0 million revolving credit agreement that was scheduled to expire in October 2012. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.25%, 0.25% and 0.25%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. For the year ended and as of December 31, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver, and Hospira had approximately $638 million of availability for borrowings under the Revolver. The availability of funds is limited by financial covenants related to Hospira’s debt and financial position. For the years ended December 31, 2012 and 2011, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

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

The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain agreed upon non-cash items and certain product quality related charges) below a stated maximum. On April 30, 2013, Hospira entered into an amendment to the Revolver that, among other things, permits Hospira to add back certain additional charges related to the items identified above under the sections captioned "Certain Quality and Product Related Matters" and "Device Strategy" when calculating the leverage ratio. In addition, the leverage ratio was increased from 3.50 to 1.00 to 3.75 to 1.00 for the periods ended March 31, 2013 through December 31, 2014, reverting to 3.50 to 1.00 thereafter. In connection with the Revolver amendment, Hospira incurred various fees and expenses of approximately $0.5 million. Such fees and expenses will be amortized to Interest expense over the remaining term of the Revolver.

For the year ended and as of December 31, 2013, Hospira was in compliance with all applicable covenants.

Share Repurchases. In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock under which Hospira received 3.7 million shares. Hospira may periodically repurchase additional shares under this authorization the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors. No common stock repurchases were made during the years ended December 31, 2013 and 2012.

Contractual Obligations

The following table summarizes Hospira's estimated contractual obligations as of December 31, 2013:

	Payment Due by Period
(dollars in millions)	Total	2014	2015-2016	2017-2018	2019 and Thereafter
Debt and interest payments	$2,360.7	$190.2	$204.4	$699.6	$1,266.5
Lease obligations	134.7	31.1	46.7	29.7	27.2
Purchase commitments(1)	659.9	649.8	10.0	0.1	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	201.1	0	175.8	22.9	2.4
Total	$3,356.4	$871.1	$436.9	$752.3	$1,296.1
_______________________________________________________________________________

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above. For further details regarding collaborative and other arrangements, see Note 5 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report.

(2)
Includes liability of $45.7 million relating to unrecognized tax benefits, penalties and interest; excludes $95.2 million of other long-term liabilities related primarily to pension and other post-retirement benefit obligations.

Hospira's other commercial commitments as of December 31, 2013, representing commitments not recorded on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value-added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2013, Hospira had $31.5 million of these commitments, with a majority expiring from 2014 to 2015. No amounts have been drawn on these letters of credit or bonds.

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

Revenue Recognition

Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. Contract manufacturing typically involves filling customers' API into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, primarily upon shipment to the customer. Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported Net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

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

For certain arrangements where the software is not essential to the functionality of the pump, Hospira has identified three primary deliverables. The first deliverable is the pump which is recognized as delivered, the second deliverable is the related sale of disposable products ("sets"), which are recognized as the products are delivered and the third deliverable is the software and software related services. Revenue recognition for the third deliverable is further described below in the Software section. The allocation of revenue for the first and second deliverable is based on VSOE and for the third deliverable is based on Hospira's ESP.

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

Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, actual and estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain wholesalers. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from earlier estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Hospira's total chargeback accrual for all products was $133.5 million and $182.2 million at December 31, 2013 and 2012, respectively, and included in Trade receivables on the consolidated balance sheets. Settlement of chargebacks generally occurs between 25 and 37 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2013, would decrease Net sales and increase Loss Before Income Taxes by approximately $1.8 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2013, would decrease Net sales and increase Loss Before Income Taxes by approximately $1.1 million, compared to what Net sales would have been if the units sold were not subject to chargebacks.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded accruals for changes in trends and terms of rebate programs. At December 31, 2013 and 2012, accrued rebates of $150.4 million and $143.4 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

The following table is an analysis of chargebacks and rebates for years ended 2013 and 2012:

(dollars in millions)	Chargebacks	Rebates
Balance at January 1, 2012	$148.2	$129.5
Provisions	1,431.0	228.7
Payments and releases	(1,397.0)	(214.8)
Balance at December 31, 2012	182.2	143.4
Provisions	975.8	201.1
Payments and releases	(1,024.5)	(194.1)
Balance at December 31, 2013	$133.5	$150.4

Returns—Provisions for returns are provided for at the time the related Net sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to Net sales. Accrued returns were $30.4 million and $28.8 million as of December 31, 2013 and 2012, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory cost includes material and conversion costs. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognizes a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. Inventory reserves were $143.3 million and $126.8 million at December 31, 2013 and 2012, respectively.

Unapproved Products

Hospira capitalizes costs associated with certain products prior to regulatory approval and launch. Hospira capitalizes product costs, material and conversion costs, in preparation for product launches prior to regulatory approval when the products are considered to have a high probability of regulatory approval. Generic injectable pharmaceutical product capitalization typically occurs no earlier than a formal submission for drug approval with the applicable regulatory authority. For biosimilars, the regulatory pathway may differ for each product and location where the product is launched. Capitalization considerations include the regulatory approval process, required clinical trial phases and results and status thereof, among other factors, but Hospira would not capitalize biosimilar products earlier than after Phase I study results are final. Hospira monitors the status of unapproved products on a regular basis and, in making the determination to capitalize the costs, considers the regulatory approval process, specific regulatory risks or other contingencies, such as legal risks or hurdles, or if there are any specific issues identified during the process relating to the safety, efficacy, manufacturing, marketing or labeling of the product. To meet the initial product launch requirements, Hospira capitalizes product costs based on anticipated future sales and product expiry dates, which support the net realizable value. Expiry dates of the product are affected by the stage of completion. Hospira manages the levels of products at each stage to optimize the shelf life of the product in relation to anticipated market demand in order to attempt to avoid product expiry issues. If there is a delay in commercialization or regulatory approval is no longer considered highly probable, the capitalized product costs are evaluated and Hospira recognizes a charge to Cost of products sold for the amount required to reduce the carrying value to estimated net realizable value. Unapproved product inventories were $7.1 million and $9.1 million as of December 31, 2013 and 2012, respectively, and are included in Prepaid expenses in the consolidated balance sheets. Unapproved product reserves were $2.3 million and $6.7 million as of December 31, 2013 and 2012, respectively.

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

Sensitivity analysis for U.S. plans which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2013 Net Benefit Cost (Income)/Expense		As of December 31, 2013 Benefit Obligation (Decrease)/Increase
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.3)	$5.0	$(59.5)	$72.6
Expected long-term return on assets	(4.6)	4.6	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(4.6)	5.6
Expected healthcare cost trend rate (initial and ultimate)	0.5	(0.5)	5.3	(4.5)

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

Goodwill—Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is not amortized but is evaluated for impairment at least annually, using either a qualitative assessment, if elected, or a quantitative test. Goodwill can be tested more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The qualitative assessment allows Hospira to first assess qualitative factors to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. Hospira completed its 2013 annual impairment test in the fourth quarter of 2013 in accordance with this policy, electing to bypass the qualitative only assessment.

Historically, Hospira's reporting units included the U.S., Canada, Latin America, EMEA and APAC. During 2013, Hospira split the APAC reporting unit into two separate reporting units, Australia and New Zealand ("ANZ") and Asia and Japan ("Asia"), creating six total reporting units. During 2013, Hospira tested the ANZ and Asia reporting units as of October 31, 2012, with no identified impairment charges. The change in reporting units will be applicable prospectively. The quantitative goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second quantitative step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

Prior to 2012, Hospira's policy was to perform the annual impairment test for goodwill at September 30 of each year. Hospira completed its 2012 annual impairment test in the third quarter of 2012 in accordance with this policy electing to bypass the qualitative only assessment, with no identified impairment charges. During the fourth quarter of 2012, Hospira changed the date of its annual goodwill impairment test to October 31 to better align with the timing of its annual and long-term planning process, which is a significant element in the testing process. The fourth quarter test in 2012 resulted in no impairment charges. Hospira believes this change in accounting principle is preferable. The change did not delay, accelerate, nor avoid an impairment charge. This change in the goodwill impairment testing date was applied prospectively beginning on October 31, 2012 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.

During the third quarter of 2011, Hospira performed its annual goodwill impairment test and determined that the EMEA reporting unit's goodwill carrying value was in excess of its estimated fair value. Accordingly, Hospira recognized a goodwill impairment charge of $151.2 million for the EMEA reporting unit.

During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and former APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and former APAC reporting units' estimated fair values were below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and former APAC reporting units, respectively.

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

Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Hospira accrues for costs of product recalls, customer sales allowances, customer accommodations and other related costs based on management's best estimates when it is probable a charge or liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective or preventive action and the amount of loss can be reasonably estimated. Product recall and customer accommodations related charges, recognized in Cost of products sold, include materials, development costs to address identified issues, deployment costs such as labor, freight, product disposal and other customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, pharmaceutical product), location of product subject to recall, age of the device and duration of activities, among other factors. Customer sales allowances costs, recognized as a reduction of Net sales, include amounts to be offered to customers, which may be used as a credit for transition to alternative technology. Cost estimates consider factors such as the device product sold, age of the device, among other factors. Accruals for various product recalls, customer sales allowances, customer accommodations and other related costs were $214.2 million and $110.7 million as of December 31, 2013 and December 31, 2012 respectively.

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

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Deferred taxes are also recognized for net operating loss and tax credit carryovers. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that a portion of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of these assets include our calculation of cumulative pre-tax book income or loss, turn-around of temporary timing differences, available tax planning strategies that could be implemented to realize the deferred tax assets, and where appropriate, forecasted pre-tax book income and taxable income by specific tax jurisdiction.

Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings of certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet foreign working capital and plant and equipment acquisition needs.

Recently Issued and Adoption of New Accounting Standards

The disclosures provided in Note 1 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report are incorporated herein by reference.

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including projections of certain measures of Hospira's results of operations; projections of certain charges, expenses, and cash flow; and other statements regarding Hospira's goals, plans and strategy. Hospira cautions that these forward-looking statements are subject to risks and uncertainties, including adequate and sustained progress on the company's quality initiatives, continuous improvement activities, and device strategy, that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, regulatory, legal, technological, supply, quality and other factors that may affect Hospira's operations and may cause actual results to be materially different from expectations include the risks, uncertainties and factors discussed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. Hospira undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instrument and Risk Management

Hospira operates globally, and earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. Upon consideration of management objectives, costs and opportunities, Hospira uses derivative instruments, including foreign currency forward exchange contracts ("forward contracts"), foreign currency option contracts and interest rate swaps to manage these risks. Hospira enters into derivative instrument contracts with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. Hospira does not utilize derivative instruments for trading or speculative purposes.

Foreign Currency Sensitive Financial Instruments

Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts. Hospira's objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars, Indian Rupees and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, and, therefore, changes in the fair value are recognized in earnings in Other expense (income), net, during the term of the forward contract. The fair value changes of these forward contracts are expected to offset the foreign exchange currency changes of the underlying exposure that also are recognized in earnings. As of December 31, 2013, Hospira had forward contracts of $462.9 million notional value primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within twelve months. Net forward contract (income) expense for the years ended December 31, 2013, 2012 and 2011 was $(0.1) million, $(4.2) million and $14.8 million, respectively. The fair value of forward contracts was a net receivable of $2.7 million and net liability of $0.3 million as of December 31, 2013 and 2012, respectively.

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at December 31, 2013 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net receivable balance of $2.7 million would decrease to $0.9 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at December 31, 2013 by replacing the actual exchange rates at December 31, 2013 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

In addition, in November 2013, Hospira entered into foreign currency exchange option contracts to hedge the pending acquisition of Orchid's penem and penicillin API business. For further information regarding the pending acquisition, see Note 2 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report. The foreign currency option contracts, with an aggregate notional value of 7.5 billion Indian rupees, had a net premium payable of $1.6 million at inception. In January 2014, Hospira entered into another foreign currency exchange option contract to hedge the pending Orchid acquisition with an aggregate notional value of 2.5 billion India rupees with a net premium payable of $0.3 million at inception. These transactions have been entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the future anticipated purchase price. Since these derivatives are hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives will be recognized in Other expense (income), net, in the consolidated financial statements.

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

Hospira's investment portfolio of $831.2 million at December 31, 2013, consists of cash and cash equivalents, equity investments in affiliated companies and marketable and cost-method investments. Marketable investments consist of marketable securities classified as available-for-sale. The carrying value of the investment portfolio approximates fair market value at December 31, 2013, and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because Hospira's investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $7.8 million.

Refer to the section captioned "Liquidity and Capital Resources" above, as well as Notes 6, 7, 8 and 19 to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data" of this report for further information.

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

Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on their assessment of the Company's internal control over financial reporting as of December 31, 2013, which is included herein.

/s/ F. MICHAEL BALL Chief Executive Officer February 12, 2014	/s/ THOMAS E. WERNER Senior Vice President, Finance, and Chief Financial Officer February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois
We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of (loss) income and comprehensive (loss) income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Hospira, Inc.
Lake Forest, Illinois
We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 12, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2014

Hospira, Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(dollars and shares in millions, except for per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$4,002.8	$4,092.1	$4,057.1

Cost of products sold	2,922.3	2,978.7	2,659.5
Restructuring and impairment	19.6	63.3	44.5
Goodwill impairment	—	—	400.2
Research and development	301.7	303.6	258.8
Selling, general and administrative	742.6	687.7	637.3
Total operating costs and expenses	3,986.2	4,033.3	4,000.3
Income From Operations	16.6	58.8	56.8

Interest expense	86.2	86.3	93.1
Other expense (income), net	53.6	14.4	(9.2)
Loss Before Income Taxes	(123.2)	(41.9)	(27.1)
Income tax (benefit) expense	(98.3)	(51.0)	27.9
Equity income from affiliates, net	(16.6)	(35.1)	(45.6)
Net (Loss) Income	$(8.3)	$44.2	$(9.4)

(Loss) Earnings Per Common Share:
Basic	$(0.05)	$0.27	$(0.06)
Diluted	$(0.05)	$0.27	$(0.06)
Weighted Average Common Shares Outstanding:
Basic	165.6	165.0	165.5
Diluted	165.6	166.0	165.5

Comprehensive (Loss) Income:
Foreign currency translation adjustments, net of taxes of $0.0 for all years	$(146.5)	$0.2	$(88.0)
Pension liability adjustments, net of taxes of $(16.6), $(10.4) and $22.4, respectively	29.0	15.3	(38.9)
Unrealized gains (losses) on marketable equity securities, net of taxes $0.0 for all years	1.1	(0.5)	(14.1)
(Losses) gains on cash flow hedges, net of taxes of $1.5, $0.0 and $(0.2) respectively, included in Net (Loss) Income	(2.4)	0.1	0.4
Other comprehensive (loss) income	(118.8)	15.1	(140.6)
Net (Loss) Income	(8.3)	44.2	(9.4)
Comprehensive (Loss) Income	$(127.1)	$59.3	$(150.0)

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flow From Operating Activities:
Net (Loss) Income	$(8.3)	$44.2	$(9.4)
Adjustments to reconcile Net (Loss) Income to net cash from operating activities-
Depreciation	171.8	164.0	164.6
Amortization of intangible assets	85.7	83.6	91.5
Loss on early debt extinguishment	33.4	—	—
Stock-based compensation expense	41.6	40.0	41.2
Undistributed equity income from affiliates	(16.6)	(35.1)	(45.6)
Distributions received from equity affiliates	37.5	—	40.0
Deferred income taxes and other tax adjustments	(117.9)	(90.3)	(47.1)
Impairment and other asset charges	73.1	72.8	441.1
Gains on dispositions of assets	(0.9)	(5.9)	(1.7)
Changes in assets and liabilities-
Trade receivables	66.3	(4.1)	(43.6)
Inventories	(138.2)	27.5	(61.3)
Prepaid expenses and other assets	(45.1)	(37.4)	(80.5)
Trade accounts payable	41.3	26.5	(80.4)
Other liabilities	73.7	183.8	16.4
Other, net	20.0	8.4	9.2
Net Cash Provided by Operating Activities	317.4	478.0	434.4

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $17.0, $29.3 and $33.5, respectively)	(353.5)	(290.1)	(290.5)
Other payments to acquire business	—	(15.0)	—
Purchases of intangibles and other investments	(18.2)	(11.6)	(6.9)
Proceeds from disposition of businesses and assets	1.4	12.7	15.1
Net Cash Used in Investing Activities	(370.3)	(304.0)	(282.3)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	691.8	—	—
Repayment of long-term debt	(650.0)	—	—
Payment on early debt extinguishment	(39.8)	—	—
Other borrowings, net	74.6	(10.7)	(2.2)
Common stock repurchased	—	—	(200.0)
Excess tax benefit from stock-based compensation arrangements	1.4	2.2	7.5
Proceeds from stock options exercised	16.3	7.9	47.7
Net Cash Provided By (Used in) Financing Activities	94.3	(0.6)	(147.0)

Effect of exchange rate changes on cash and cash equivalents	(15.4)	1.2	(11.9)

Net change in cash and cash equivalents	26.0	174.6	(6.8)
Cash and cash equivalents at beginning of year	772.1	597.5	604.3
Cash and cash equivalents at end of year	$798.1	$772.1	$597.5

Supplemental Cash Flow Information:
Cash paid during the year-
Interest	$94.4	$102.2	$102.2
Income taxes, net of refunds	$66.5	$10.7	$42.7
Accrued capital expenditures	$42.2	$28.8	$14.7

 The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in millions)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$798.1	$772.1
Trade receivables, less allowances of $11.2 and $12.7, respectively	574.3	646.9
Inventories, net	1,066.2	997.8
Deferred income taxes and other	208.6	214.4
Prepaid expenses	90.0	53.9
Other receivables	101.3	75.3
Total Current Assets	2,838.5	2,760.4
Property and equipment, net	1,574.2	1,445.1
Intangible assets, net	172.2	266.8
Goodwill	1,057.7	1,079.1
Deferred income taxes	358.9	296.8
Investments	33.1	71.8
Other assets	144.3	168.6
Total Assets	$6,178.9	$6,088.6
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$93.7	$28.9
Trade accounts payable	329.2	276.0
Salaries, wages and commissions	185.4	144.0
Other accrued liabilities	556.8	580.3
Total Current Liabilities	1,165.1	1,029.2
Long-term debt	1,747.0	1,706.8
Deferred income taxes	3.2	4.4
Post-retirement obligations and other long-term liabilities	301.7	306.5
Commitments and Contingencies
Shareholders' Equity:
Common stock	1.8	1.8
Preferred stock	—	—
Treasury stock, at cost	(599.8)	(599.8)
Additional paid-in capital	1,838.1	1,790.8
Retained earnings	1,923.8	1,932.1
Accumulated other comprehensive loss	(202.0)	(83.2)
Total Shareholders' Equity	2,961.9	3,041.7
Total Liabilities and Shareholders' Equity	$6,178.9	$6,088.6

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars and shares in millions)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Common Stock		Treasury Stock, at cost
	Shares	Amount					Total
Balances at January 1, 2011	166.7	$1.8	$(399.8)	$1,641.9	$1,897.3	$42.3	$3,183.5
Net Loss	—	—	—	—	(9.4)	—	(9.4)
Other comprehensive loss	—	—	—	—	—	(140.6)	(140.6)
Common stock repurchased	(3.9)	—	(200.0)	—	—	—	(200.0)
Changes in shareholders' equity related to incentive stock programs	1.9	—	—	104.5	—	—	104.5
Balances at December 31, 2011	164.7	1.8	(599.8)	1,746.4	1,887.9	(98.3)	2,938.0
Net Income	—	—	—	—	44.2	—	44.2
Other comprehensive income	—	—	—	—	—	15.1	15.1
Changes in shareholders' equity related to incentive stock programs	0.6	—	—	44.4	—	—	44.4
Balances at December 31, 2012	165.3	1.8	(599.8)	1,790.8	1,932.1	(83.2)	3,041.7
Net Loss	—	—	—	—	(8.3)	—	(8.3)
Other comprehensive loss	—	—	—	—	—	(118.8)	(118.8)
Changes in shareholders' equity related to incentive stock programs	0.7	—	—	47.3	—	—	47.3
Balances at December 31, 2013	166.0	$1.8	$(599.8)	$1,838.1	$1,923.8	$(202.0)	$2,961.9

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of Business

Hospira, Inc. ("Hospira") is a provider of injectable pharmaceutical drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Through a broad, integrated product portfolio, Hospira is uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, biosimilars, and integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Basis of Presentation

The consolidated financial statements, prepared in conformity with United States ("U.S.") generally accepted accounting principles ("GAAP"), include the accounts of Hospira and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The financial statements include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks, customer allowances, rebates, and returns, inventories, stock-based compensation, impairment of long-lived assets, income taxes, pension and other post-retirement benefit liabilities and loss contingencies.

Revenue Recognition

Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. Contract manufacturing typically involves filling customers' active pharmaceutical ingredients ("API") into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recorded for the materials and labor provided by Hospira, plus a profit, primarily upon shipment to the customer. Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported Net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

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

For certain arrangements where the software is not essential to the functionality of the pump, Hospira has identified three primary deliverables. The first deliverable is the pump which is recognized as delivered, the second deliverable is the related sale of disposable products ("sets") which is recognized as the products are delivered and the third deliverable is the software and software related services. Revenue recognition for the third deliverable is further described below in the Software section of this Note 1. The allocation of revenue for the first and second deliverable is based on VSOE and for the third deliverable is based on Hospira's ESP.

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

Hospira records the initial sale to a wholesaler at the price invoiced to the wholesaler and at the same time, records a provision equal to the estimated amount the wholesaler will later charge back to Hospira, reducing gross sales and trade receivables. This provision must be estimated because the actual end customer and applicable pricing terms may vary at the time of the sale to the wholesaler. Accordingly, the most significant estimates inherent in the initial chargeback provision relate to the volume of sales to the wholesalers that will be subject to chargeback and the ultimate end customer contract price. These estimates are based primarily on an analysis of Hospira's product sales and most recent historical average chargeback credits by product, actual and estimated wholesaler inventory levels, current contract pricing, anticipated future contract pricing changes and claims processing lag time. Hospira estimates the levels of inventory at the wholesalers through analysis of wholesaler purchases and inventory data obtained directly from certain wholesalers. Hospira regularly monitors the provision for chargebacks and makes adjustments when it believes the actual chargebacks may differ from earlier estimates. The methodology used to estimate and provide for chargebacks was consistent across all periods presented.

Hospira's total chargeback accrual for all products was $133.5 million and $182.2 million at December 31, 2013 and 2012, respectively, and included in Trade receivables on the consolidated balance sheets. Settlement of chargebacks generally occurs between 25 and 37 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2013, would decrease Net sales and increase Loss Before Income Taxes by approximately $1.8 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2013, would decrease Net sales and increase Loss Before Income Taxes by approximately $1.1 million, compared to what Net sales would have been if the units sold were not subject to chargebacks.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recorded accruals for changes in trends and terms of rebate programs. At December 31, 2013 and 2012, accrued rebates of $150.4 million and $143.4 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Returns—Provisions for returns are provided for at the time the related Net sales are recognized, and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to Net sales. Accrued returns were $30.4 million and $28.8 million as of December 31, 2013 and 2012, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.
Warranties
Hospira offers warranties on certain medication management products and generally determines the warranty liability by applying historical claims rate experience and the cost to replace or repair products under warranty. Product warranty accruals were not material at December 31, 2013 and 2012.

Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Hospira accrues for costs of product recalls, customer sales allowances, customer accommodations and other related costs based on management's best estimates when it is probable a charge or liability has been incurred, management commits to a plan, and/or regulatory requirement dictates the need for corrective or preventive action and the amount of loss can be reasonably estimated. Product recall and customer accommodations related charges, recognized in Cost of products sold, include materials, development costs to address identified issues, deployment costs such as labor, freight, product disposal and other customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, pharmaceutical product), location of product subject to recall, age of the device and duration of activities, among other factors. Customer sales allowances charges, recognized as a reduction of Net sales, include amounts to be offered to customers, which may be used as a credit for transition to alternative technology. Cost estimates consider factors such as the device product sold, age of the device, among other factors. Accruals for various product recalls, customer sales allowances, customer accommodations and other related costs were $214.2 million and $110.7 million as of December 31, 2013 and December 31, 2012 respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Concentration of Risk

Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade receivables. Hospira holds cash and cash equivalents and marketable securities with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution.

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government supported customers or distributors, including those in Italy, Spain, Portugal and Greece, among other European countries, where unstable credit and economic conditions continue to present challenges. While the European economic downturn has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition,

Hospira monitors economic conditions and other fiscal developments in these countries. As of December 31, 2013, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $70.7 million (gross) and $68.0 million (net of allowances). Of these net trade receivables, $25.4 million and $29.1 million related to customers in Italy and Spain, respectively. As of December 31, 2013, 79.0% of the Italy and 88.0% of the Spain net receivables were from public hospitals primarily funded by the government.

In 2013, 2012 and 2011, no end use customer accounted for more than 10% of Net sales. At December 31, 2013 and 2012, the combined largest four wholesalers and distributors accounted for approximately 39% and 44%, respectively, of net trade receivables. Net sales through the same four wholesalers and distributors noted above accounted for approximately 44%, 41% and 41% of Net sales in 2013, 2012 and 2011, respectively. Net sales related to group purchasing organizations contracts amounted to $1.7 billion in 2013, $1.8 billion in 2012 and $1.9 billion in 2011.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development ("IPR&D") projects, and liabilities assumed, are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of consideration transferred to the seller over the fair value of the net assets acquired is recorded as goodwill. Acquisition costs, such as legal costs, due diligence fees and business valuation costs, are expensed as incurred.

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

In general, the Consolidated Statements of (Loss) Income presentation for these collaborations are as follows:

Nature / Type of Collaboration	Consolidated Statement of (Loss) Income Presentation
Third party sale of product	Net sales
Royalties / milestones paid to collaborative partner (post-regulatory approval)(1)	Cost of products sold
Upfront payments and milestones paid to collaborative partner (pre-regulatory approval)	Research and development
Refundable upfront payments paid to collaborative partner (pre-regulatory approval)(2)	Research and development or Cost of products sold
Research and development payments to collaborative partner	Research and development
_______________________________________________________________________________

(1)	Milestone payments are capitalized as intangible assets and amortized to Cost of products sold over the estimated useful life.

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

Each arrangement tends to be unique in nature. Hospira's most significant collaborative arrangements are discussed in Note 5.

Research and Development Costs

Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Services provided to third parties for research and development is recorded upon completion of obligations under the contract in Research and development for products in development. Income from third-party research and development is not significant.

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

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Deferred taxes are also recognized for net operating loss and tax credit carryovers. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that a portion of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of these assets include our calculation of cumulative pre-tax book income or loss, turn-around of temporary timing differences, available tax planning strategies that could be implemented to realize the deferred tax assets, and where appropriate, forecasted pre-tax book income and taxable income by specific tax jurisdiction.

Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings of certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet working capital and capital expenditure needs.

Cash and Cash Equivalents

Hospira considers cash in banks and highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Inventory cost includes material and conversion costs. Hospira monitors inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognizes a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value. If conditions are less favorable than estimated, additional charges may be required. See Note 9 for more details.

Unapproved Products

Hospira capitalizes costs associated with certain products prior to regulatory approval and launch. Hospira capitalizes product costs, material and conversion costs, in preparation for product launches prior to regulatory approval when the products are considered to have a high probability of regulatory approval. Generic injectable pharmaceutical product capitalization typically occurs no earlier than a formal submission for drug approval with the applicable regulatory authority. For biosimilars, the regulatory pathway may differ for each product and location where the product is launched. Capitalization considerations include the regulatory approval process, required clinical trial phases and results and status thereof, among other factors, but Hospira would not capitalize biosimilar products earlier than after Phase I study results are final. Hospira monitors the status of unapproved products on a regular basis and, in making the determination to capitalize the costs, considers the regulatory approval process, specific regulatory risks or other contingencies, such as legal risks or hurdles, or if there are any specific issues identified during the process relating to the safety, efficacy, manufacturing, marketing or labeling of the product. To meet the initial product launch requirements, Hospira capitalizes product costs based on anticipated future sales and product expiry dates, which support the net realizable value. Expiry dates of the product are affected by the stage of completion. Hospira manages the levels of products at each stage to optimize the shelf life of the product in relation to anticipated market demand in order to attempt to avoid product expiry issues. If there is a delay in commercialization or regulatory approval is no longer considered highly probable, the capitalized product costs are evaluated and Hospira recognizes a charge to Cost of products sold for the amount required to reduce the carrying value to estimated net realizable value. Unapproved product inventories were $7.1 million and $9.1 million as of December 31, 2013 and 2012, respectively, and are included in Prepaid expenses in the consolidated balance sheets. Unapproved product reserves were $2.3 million and $6.7 million as of December 31, 2013 and 2012, respectively.

Capitalized Interest

Hospira capitalizes interest incurred associated with projects under construction for the duration of the asset construction period. To be eligible for capitalization, activities must be in process to prepare the asset for its intended use. Hospira often utilizes U.S. Food and Drug Administration ("FDA") approval, or other regulatory approval, as indication that an asset can be utilized for its intended use at which point interest capitalization is discontinued. Hospira capitalized interest of $23.5 million, $18.8 million and $12.4 million in 2013, 2012 and 2011, respectively.

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2013 and 2012, capitalized software costs, net of depreciation, totaled $119.2 million and $98.6 million, respectively. Such capitalized amounts will be depreciated ratably over the expected useful lives of the projects when they become operational, not to exceed 10 years. Depreciation was $24.3 million, $19.3 million and $11.1 million for the years ended 2013, 2012 and 2011, respectively, and is included in Depreciation in the consolidated statements of cash flows.

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

Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are either classified as available-for-sale and reported at fair value if the investments have readily determinable fair values or accounted for using the cost method if ownership is not more than 20% and it is not practicable to estimate the fair value of the investment. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in Accumulated other comprehensive loss until the investment is sold or considered other-than-temporarily impaired, at which time the realized gain or loss is charged to Other expense (income), net.

Property and Equipment, Net

Property and equipment are stated at cost and depreciation is provided on a straight-line basis over the estimated useful lives or lease term of the assets. Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases. See Note 11 for more details.

Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to assets and liabilities assumed in the business combination. Goodwill is not amortized. Acquired IPR&D is accounted for as an indefinite-lived intangible asset until completion, regulatory approval or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of 1 to 16 years. See Note 12 for more details.

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

Goodwill—Goodwill is evaluated for impairment at least annually, using either a qualitative assessment, if elected, or a quantitative test. Goodwill can be tested more frequently if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The qualitative assessment allows Hospira to first assess qualitative factors to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. During 2013, Hospira elected to bypass the qualitative only assessment and performed the quantitative impairment tests. The quantitative goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second quantitative step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

Prior to 2013, Hospira's reporting units consisted of the: (i) U.S.; (ii) Canada; (iii) Latin America (collectively the "Americas" segment); (iv) Europe, Middle East and Africa ("EMEA"); and (v) Asia Pacific ("APAC"). During 2013, Hospira split the APAC reporting unit into two separate reporting units, Australia and New Zealand ("ANZ") and Asia and Japan ("Asia"), creating six total reporting units. During 2013, Hospira tested the ANZ and Asia reporting units as of October 31, 2012, with no identified impairment charges. The change in reporting units will be applicable prospectively. Hospira's policy is to perform the annual impairment test for goodwill at October 31 of each year. Hospira completed its 2013 annual impairment test in the fourth quarter of 2013 in accordance with this policy, electing to bypass the qualitative only assessment. During the fourth quarter of 2012, Hospira changed the date of its annual goodwill impairment test to October 31 to better align with the timing of its annual and long-term planning process, which is a significant element in the testing process. The fourth quarter test in 2012 resulted in no impairment charges. Hospira believes this change in accounting principle is preferable. The change did not delay, accelerate, or avoid an impairment charge. This change in the annual goodwill impairment testing date was applied prospectively beginning on October 31, 2012 and had no effect on the consolidated financial statements. This change was not applied retrospectively as it is impracticable to do so because retrospective application would have required the application of significant estimates and assumptions without the use of hindsight.

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

Supplier Advances

Hospira periodically makes supplier advances to achieve timely procurement of products or product components. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk. The current and long-term portions of supplier advances are included in Prepaid expenses and Other assets, in the consolidated balance sheets, respectively. Total supplier advances were $102.2 million and $92.9 million as of December 31, 2013 and December 31, 2012, respectively.

In 2013, 2012 and 2011, Hospira advanced $15.0 million, $10.0 million, and $50.0 million respectively to a supplier for the expected purchase of certain biosimilar products. As of December 31, 2013, Hospira has received $7.2 million in inventory against these advances. Additional supplier advances in aggregate of $25.0 million for these products may be required over the next two years and timing is based on estimated regulatory approval dates and commercial launch dates.

In 2013, Hospira has and may continue to make advances to a supplier for certain API products, which are to be settled upon the close of the pending acquisition transaction described in Note 2 or settled upon receipt of API products. The outstanding advances to this supplier were $36.4 million and $35.3 million as of December 31, 2013 and 2012.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU 2013-04 is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. Hospira is currently evaluating the impact of ASU 2013-04 on its consolidated financial statements and related disclosures.

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 clarifies the applicable guidance for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Hospira is currently evaluating the impact of ASU 2013-05 on its consolidated financial statements and related disclosures.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. Hospira is currently evaluating the impact of ASU 2013-11 on its consolidated financial statements and related disclosures.

Adoption of New Accounting Standards

In December 2011, the FASB issued ASU 2011-11, "Disclosures About Offsetting Assets and Liabilities" ("ASU 2011-11"). The amendments in ASU 2011-11 require disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments affect financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. In January 2013, the FASB issued ASU 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" ("ASU 2013-01") to clarify the scope of ASU 2011-11. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. There was no material impact to Hospira’s consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the financial statements or in the notes, the effects of significant amounts reclassified out of Accumulated other comprehensive loss on the respective line items of the Consolidated Statements of (Loss) Income and to cross-reference to other required disclosures, where applicable. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. There was no material impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance. See Note 22 for the disclosures resulting from adoption of this guidance.

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"). ASU 2013-10 allows the Federal Funds Effective Swap Rate (also referred to as the Overnight Index Swap rate in the U.S.) to be designated as a benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark rates for similar hedges. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. There was no impact to Hospira's consolidated financial position, results of operations or cash flows upon adoption of this guidance.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the "Agreement") with Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to acquire from Orchid its penem and penicillin API business for $202.5 million in cash. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira that are related to the assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advance payment of the purchase price to be settled at closing, and is subject to credit risk. For further information on advances to Orchid, see the section captioned "Supplier Advances" in Note 1. In addition, supplier advances to Orchid made subsequent to the Agreement and outstanding as of closing will be settled as part of the purchase price or provided to Hospira in the form of future product deliveries. The pending acquisition includes a FDA-approved manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. Hospira incurred $4.6 million and $1.0 million in 2013 and 2012, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. Cumulative acquisition and integration-related costs as of December 31, 2013 were $5.6 million. Hospira expects to incur additional acquisition and integration-related costs in 2014.
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

Evolabis

In December of 2013, Hospira signed an agreement to acquire a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line around the globe. During early February 2014, Hospira closed the transaction. The impacts of this acquisition are not anticipated to be material to Hospira's results of operations in 2014.

Note 3 — Restructuring Actions and Asset Impairments

Hospira aims to achieve a culture of continuous improvement that will enhance its efficiency, effectiveness and competitiveness to improve its cost base. Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, impairments, other asset (inventory) charges, other exit costs, contract termination costs and gains or losses on disposal of assets.

Project Fuel

In March 2009, Hospira announced details of a restructuring and optimization plan ("Project Fuel") that was completed in March 2011. Project Fuel included the following activities: optimizing the product portfolio, evaluating non-strategic assets and streamlining the organizational structure. During 2011, Hospira incurred restructuring costs and other asset charges of $8.5 million.

The following tables summarize the Project Fuel restructuring costs reported in Restructuring and impairment and inventory charges reported in Cost of products sold for the years ended December 31:

	Restructuring costs
(dollars in millions)	Aggregate through completion	2013	2012	2011
Americas	$29.1	$—	$—	$1.7
EMEA	7.8	—	—	1.1
APAC	5.1	—	—	0.6
Total	$42.0	$—	$—	$3.4

	Inventory charges
(dollars in millions)	Aggregate through completion	2013	2012	2011
Americas	$19.3	$—	$—	$5.0
EMEA	6.4	—	—	0.4
APAC	4.3	—	—	(0.3)
Total	$30.0	$—	$—	$5.1

As part of Project Fuel initiatives, Hospira committed to dispose of certain non-strategic businesses and the underlying assets. In February 2010, Hospira completed the disposal of a facility in Wasserburg, Germany for $69.3 million of which $6.7 million was received in 2011.

Facilities Optimization

In June 2012, Hospira initiated plans to exit a specialty injectable pharmaceutical packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, primarily in the Americas segment, Hospira incurred equipment and facility impairment charges of $18.6 million, which are reported in Restructuring and impairment on the Consolidated Statements of (Loss) Income for the year ended December 31, 2012. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operation.

In April 2008, Hospira announced a plan to exit manufacturing operations at its Morgan Hill, California facility. In March 2011, Hospira completed the process of transferring related operations and production of products to other Hospira facilities or outsourcing certain product components to third-party suppliers. During the year ended December 31, 2011, Hospira incurred, in the Americas segment, restructuring costs of $0.3 million which was reported in Restructuring and impairment. Hospira incurred aggregate restructuring charges related to these actions of $27.8 million in the Americas segment. In May 2012, Hospira sold the Morgan Hill, California facility for approximately $5 million.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In 2012, Hospira initiated plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $24.1 million and contract termination charges of $1.6 million, which are reported in Restructuring and impairment. In addition, Hospira incurred other asset (inventory) charges of $5.4 million, which are reported in Cost of products sold. Additionally, in 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain upon disposition which was reported in Restructuring and impairment. In December 2013, Hospira recovered $3.4 million related to assets associated with these matters which is reported in Restructuring and impairment.

In late 2012 and continuing into 2013, Hospira incurred costs, primarily in the APAC and EMEA segments, to optimize both commercial organizational structures and exit device products in certain APAC markets. The aggregate costs are reported in Restructuring and impairment and primarily include severance charges of $11.5 million and contract termination charges of $3.1 million. Of the aggregate costs, $7.7 million and $6.9 million were incurred in 2013 and 2012, respectively. In 2011, Hospira incurred costs of $7.8 million to terminate distributor contracts in the Americas segment related to the restructuring of certain Latin America operations, which are reported in Restructuring and impairment.

Restructuring Actions and Asset Impairment Activity

The following summarizes the aggregate restructuring and asset impairment activity for the years ended December 31:

(dollars in millions)	Employee-Related Benefit Costs	Impairment Charges	Other	Total
Balance at January 1, 2011	$7.8	$—	$3.4	$11.2
Costs incurred	3.3	—	8.2	11.5
Payments	(9.7)	—	(11.2)	(20.9)
Non cash items	(1.1)	—	(0.4)	(1.5)
Balances at December 31, 2011	0.3	—	—	0.3
Costs incurred	3.8	42.7	4.7	51.2
Payments	(0.6)	—	(1.1)	(1.7)
Non cash items	—	(42.7)	—	(42.7)
Balance at December 31, 2012	3.5	—	3.6	7.1
Costs incurred	7.7	—	—	7.7
Payments	(8.7)	—	(1.8)	(10.5)
Non cash items	—	—	—	—
Balance at December 31, 2013	$2.5	$—	$1.8	$4.3

Note 4 — Device Strategy

On May 1, 2013, Hospira announced its Device Strategy, an initiative that will be implemented over the next approximately two years that is intended to establish a streamlined and modernized product portfolio to address customer needs and position Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next generation technology with additional safety features to support further modernization of its installed base. Under the retirement and replacement actions, Hospira will focus on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Hospira anticipates, among alternatives to be provided to customers, that it will offer customer sales allowances and/or accommodations which may be used as a credit for transition to alternative technology.

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

The charges incurred for the Device Strategy for the year ended December 31, primarily in the Americas segment, were reported as follows:

	2013	Line Item in the Consolidated Statement of (Loss) Income
(dollars in millions)
Customer sales allowances	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction, and other costs	65.2	Cost of products sold
Inventory charges	45.5	Cost of products sold
Other asset impairments and accelerated depreciation	11.9	Restructuring and impairment
Total charges	$226.9

The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

See Note 17 for Device Strategy related and other accrual activity for the year ended December 31, 2013.

Note 5 — Collaborative and Other Arrangements

Hospira has numerous collaborative arrangements, none of which are in the aggregate or individually significant or exceed 5.0% of annual Research and development costs, except for the following.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for the following biosimilar products (the "Products"): Hospira's erythropoietin (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira will be responsible for development, regulatory approval, commercialization and distribution of the Products. NovaQuest will contribute up to $120.0 million of development funding over a three year period, with contributions not exceeding $50.0 million in any single year. Such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each Product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial Net sales of the Products. In certain instances that result in the delay or failure of the Products to be marketed (other than the failure of the Products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. During 2013, in connection with the NovaQuest agreement, Hospira recognized an offset for development funding of $50.0 million to Research and development expense.

During 2006, Hospira and Bioceuticals Arzneimittel AG ("Bioceuticals") entered into a collaborative agreement to license and market Retacrit™, a biosimilar version of erythropoietin, to be sold in certain countries in EMEA, the U.S. and Canada. In EMEA, Hospira is responsible for global sales and marketing, while Bioceuticals is responsible for development, regulatory approval, and manufacturing. For the U.S. and Canada, Hospira is responsible for development, regulatory approval, manufacturing, sales and marketing. In 2006, Hospira recorded a charge of $20.6 million, primarily related to an initial payment for EMEA development milestones. In 2007 and 2010, Hospira recognized product right intangible assets of $16.8 million and $1.4 million, respectively, upon reaching EMEA regulatory approval milestones. Hospira could be required to make future payments to Bioceuticals of up to $18.7 million upon reaching certain regulatory approval milestones in the U.S.

and Canada. In addition, Hospira makes royalty payments in EMEA based upon commercial sales and will make royalty payments based on U.S. and Canada commercial sales upon regulatory approval. During the years ended 2013, 2012 and 2011, Hospira recognized $2.7 million, $3.4 million and $3.7 million, respectively, for royalty expense and intangible asset amortization in Cost of products sold.

Note 6 — Investments

Investments as of December 31, consist of the following:

(dollars in millions)	2013	2012
Investments, at cost	$0.1	$3.1
Investments, at fair value(1)	3.8	5.9
Investments, equity-method(2)	29.2	62.8
	$33.1	$71.8
_______________________________________________________________________________

(1)
As of December 31, 2013 and 2012, Investments, at fair value (available-for-sale marketable equity securities) includes $1.5 million and $0.4 million, respectively, of unrealized gains, which are included in Accumulated other comprehensive loss.

(2)
The majority of Hospira's equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, Gujarat State, India. ZHOPL began commercial manufacturing of injectable cytotoxic drugs in the first half of 2009 and manufactures docetaxel which Hospira launched in the U.S. and Australia in 2011. During the years ended December 31, 2013 and 2011 distributions received from ZHOPL were $37.5 million and $40.0 million, respectively. No distributions were received from ZHOPL during the year ended December 31, 2012.

Combined financial information of unconsolidated equity method investments is as follows:

	December 31,
(dollars in millions)	2013	2012
Current assets	$60.0	$119.1
Noncurrent assets	22.0	17.4
Current liabilities	13.0	11.4
Noncurrent liabilities	0.2	0.1

	Years Ended December 31,
(dollars in millions)	2013	2012	2011
Revenue(1)	$93.4	$140.5	$160.7
Operating expenses	44.0	48.4	43.3
Operating income	49.4	92.1	117.4
Net Income	39.2	77.0	99.1
_______________________________________________________________________________

(1)	Revenue includes profit share earned by ZHOPL primarily related to docetaxel, which was launched by Hospira in 2011 in the U.S. and Australia.

In 2013, 2012 and 2011, Hospira recognized non-cash, impairment charges of $11.0 million, $8.4 million and $1.5 million, respectively, in Other expense (income), net to impair equity and cost-method investments. The impairments were primarily due to a decline in market value of the investments based on management's assessment of future cash flows or earnings from the investments, and due to capital calls of certain investments that indicated a decline in the market value.

In 2013 and 2012, Hospira assessed the decline in the market value of marketable equity securities to be other-than-temporary, primarily due to the duration and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized non-cash, impairment charges in 2013 and 2012 of

$3.5 million and $1.7 million in Other expense (income), net, respectively. The changes in market value are reported, net-of-tax, in Accumulated other comprehensive loss until the investment is sold or considered other-than-temporarily impaired.

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets as of December 31:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$2.8	$—	$2.8	$—
Available-for-sale marketable equity securities	3.8	3.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.1	—	0.1	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency forward exchange contracts	$0.6	$—	$0.6	$—
Available-for-sale marketable equity securities	5.9	5.9	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.9	—	0.9	—

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

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	December 31, 2013		December 31, 2012
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,794.8	$1,700.0	$1,865.7

Note 8 — Financial Instruments and Derivatives

Foreign Exchange Hedges

Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts ("forward contracts"). The objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars, Indian Rupees and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, therefore, changes in the fair value are recognized in earnings in Other expense (income), net, during the term of the forward contract. The fair value changes of these forward contracts offset the foreign exchange currency changes of the underlying exposure that are also recognized in earnings. As of December 31, 2013, Hospira has forward contracts with $462.9 million notional value and $135.3 million net notional value primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within twelve months.

In November 2013, Hospira entered into foreign currency exchange option contracts to hedge the pending acquisition of Orchid's penem and penicillin API business. See Note 2 for further information regarding the pending acquisition. The foreign currency option contracts, with an aggregate notional value of 7.5 billion Indian rupees, had a net premium payable of $1.6 million at inception. As of December 31, 2013, Hospira has recognized a gain of $0.2 million on the foreign currency option contracts included in Other expense (income), net. In January 2014, Hospira entered into another foreign currency exchange option contract to hedge the pending Orchid acquisition with an aggregate notional value of 2.5 billion India rupees with a net premium payable of $0.3 million at inception. These transactions have been entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the future anticipated purchase price. Since these derivatives are hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives will be recognized in Other expense (income), net, in the consolidated financial statements.

Interest Rate Hedges

Hospira's operations are exposed to the impact of interest rate risk. Hospira's objective is to manage interest rate changes on cash flows and reduce volatility on earnings. Hospira utilizes a mix of debt maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates.

Hospira may use interest rate swap contracts on certain borrowing transactions to manage its net exposure to interest rate changes and to reduce its overall cost of borrowing. For further details, see Note 19.

For these fair value hedges, changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate debt due to changes in market interest rates. Interest rate swap contract gains and losses are included in Interest expense.

The following table summarizes Hospira’s fair value of outstanding derivatives as of December 31:

	Consolidated Balance Sheet Presentation
(dollars in millions)		2013	2012
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts:	Other receivables	$2.8	$0.6
	Other accrued liabilities	0.1	0.9

The impact on earnings for the years ended December 31, from derivatives activity was as follows:

	Presentation of Loss (Gain) Recognized on Derivatives
(dollars in millions)		2013	2012	2011
Derivatives not designated as hedging instruments
Foreign currency forward exchange contracts	Other expense (income), net	$(0.1)	$(4.2)	$14.8
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	—	—	(3.4)

Note 9 — Inventories, net

Inventories, net as of December 31, consist of the following:

Classification (dollars in millions)	2013	2012
Finished products	$442.3	$445.6
Work in process	294.1	262.2
Materials	329.8	290.0
Total	$1,066.2	$997.8

Inventory reserves were $143.3 million and $126.8 million at December 31, 2013 and 2012, respectively. See Note 4 for further details regarding the increase in inventory reserves.

Note 10 — Other Receivables
Other receivables as of December 31, consist of the following:

(dollars in millions)	2013	2012
Income tax	$15.0	$11.0
All other	86.3	64.3
Total	$101.3	$75.3

Note 11 — Property and Equipment, net

Property and equipment, net as of December 31, consists of the following:

Classification (dollars in millions)	2013	2012	Estimated Useful Life
Land	$50.5	$52.7	N/A
Buildings	604.0	547.4	10 to 50 years (weighted average 29 years)
Equipment	1,872.2	1,829.8	3 to 20 years (weighted average 8 years)
Construction in progress	526.5	394.9	N/A
Instruments placed with customers	233.0	242.7	3 to 7 years (weighted average 6 years)
Property and equipment, at cost	3,286.2	3,067.5
Less: accumulated depreciation	(1,712.0)	(1,622.4)
Property and equipment, net	$1,574.2	$1,445.1

Note 12 — Goodwill and Intangible Assets, net

The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at January 1, 2012	$1,082.9	$355.8
Acquisitions	—	9.3
Amortization	—	(83.6)
Impairments	—	(14.0)
Currency translation effect and other	(3.8)	(0.7)
Balance at December 31, 2012	1,079.1	266.8
Acquisitions	—	17.2
Amortization	—	(85.7)
Impairments	—	(5.2)
Currency translation effect and other	(21.4)	(20.9)
Balance at December 31, 2013	$1,057.7	$172.2

Accumulated impairment losses for goodwill were $400.2 million as of December 31, 2013 and 2012. Accumulated impairment losses on goodwill were $229.1 million for the EMEA reporting unit and $171.1 million for the former APAC reporting unit.

2013 Activity—Hospira completed its annual impairment test for the fourth quarter with no identified impairment charges.

Intangible asset impairment charges of $5.2 million, primarily in the Americas and APAC segments, primarily related to product rights on an antibiotic product due to supply related concerns and an cardiovascular product due to increased competition and related price erosion. These charges were based on internal discounted cash flow analysis and are included in Restructuring and impairment.

2012 Activity—Hospira completed its annual impairment test for the third quarter with no identified impairment charges. During the fourth quarter of 2012, Hospira changed the date of its annual goodwill impairment test to October 31, and performed an additional impairment test which also resulted in no identified impairment charges.

Intangible asset impairment charges of $14.0 million, primarily in the EMEA segment, included a charge of $8.1 million for a customer relationship intangible asset due to anticipated delayed launch dates for certain products, $3.2 million for a pain management product right due to reduced projected royalties, and $2.7 million for an anti-infective product right due to increased competition and related pricing impact. These charges were based on internal discounted cash flow analysis and are included in Restructuring and impairment.

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

During the fourth quarter of 2011, based on a combination of factors, including continued declines in Hospira's common stock price and declines in projected revenue and operating margins in all reporting units, Hospira concluded that there were sufficient indicators to require an interim goodwill impairment test for the EMEA and former APAC reporting units. Hospira performed the interim goodwill impairment test as of December 31, 2011, which indicated that the EMEA and former APAC reporting units' estimated fair values were below their respective carrying value. Hospira recognized goodwill impairment charges of $77.9 million and $171.1 million for the EMEA and former APAC reporting units, respectively, as the implied fair value of goodwill, a non-recurring Level 3 fair value measurement, was less than their respective carrying value.

Intangible asset impairments of $25.9 million, primarily in the Americas reporting segment, included a charge of $8.7 million for an oncology product right intangible asset due to competitive pricing pressure, $13.1 million related to IPR&D due to changes in various product launch dates, and life-cycle management spending plans and related impacts to commercialization and other intangible impairments of $4.1 million. These charges were based on internal discounted cash flow analysis, a non-recurring Level 3 fair value measurement, and are included in Restructuring and impairment.

Intangible assets, net as of December 31, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
Classification (dollars in millions)	2013	2012	2013	2012	2013	2012
Product rights and other	$562.6	$624.2	$(422.9)	$(389.0)	$139.7	$235.2
Customer relationships	11.9	12.7	(7.8)	(6.8)	4.1	5.9
IPR&D	2.2	3.8	—	—	2.2	3.8
Technology	48.9	36.7	(22.7)	(14.8)	26.2	21.9
	$625.6	$677.4	$(453.4)	$(410.6)	$172.2	$266.8

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion, regulatory approval or discontinuation. Intangible asset amortization expense was $85.7 million, $83.6 million and $91.5 million in 2013, 2012 and 2011, respectively. Intangible asset amortization for each of the five succeeding fiscal years is estimated at $80.5 million for 2014, $45.8 million for 2015, $25.0 million for 2016, $15.0 million for 2017, and $5.1 million for 2018.

Note 13 — Other Assets

Other assets as of December 31, consist of the following:

Classification (dollars in millions)	2013	2012
Supplier advances	$59.8	$72.8
Net investment in sales-type leases, less current portion	19.9	27.9
All other	64.6	67.9
Total	$144.3	$168.6

See Note 1 for further detail regarding supplier advances.

Note 14 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products as of December 31, consist of the following:

(dollars in millions)	2013	2012
Minimum lease payments receivables	$32.1	$44.1
Unearned interest income	(3.3)	(5.0)
Net investment in sales-type leases	28.8	39.1
Current portion(1)	(8.9)	(11.2)
Net investment in sales-type leases, less current portion(1)	$19.9	$27.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2013 are as follows:

(dollars in millions)	Sales-Type Leases
2014	$10.3
2015	9.2
2016	7.9
2017	4.1
2018 and thereafter	0.6
$32.1

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of December 31, 2013 and 2012, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 15 — Other Accrued Liabilities

Other accrued liabilities as of December 31, consist of the following:

Classification (dollars in millions)	2013	2012
Accrued rebates	$150.4	$143.4
Income taxes payable	10.4	54.3
Product recalls, customer sales allowances, customer accommodations and other related accruals	110.5	56.6
Accrued returns	20.1	21.7
All other	265.4	304.3
Total	$556.8	$580.3

See Notes 4 and 17 for further details regarding the increase in Product recalls, customer sales allowances, customer accommodations and other related accruals. In addition, see Note 21 for further detail regarding the decrease in Income taxes payable.

Note 16 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities as of December 31, consist of the following:

Classification (dollars in millions)	2013	2012
Accrued post-retirement medical and dental costs	$48.3	$51.3
Pension liabilities	46.9	80.3
Unrecognized tax benefits, including penalties and interest	45.7	62.0
Product recalls, customer sales allowances, customer accommodations and other related accruals	103.7	54.1
Accrued returns	10.3	7.1
All other	46.8	51.7
Total	$301.7	$306.5

See Notes 4 and Note 17 for further details regarding the increase in Product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 17 — Product Recalls, Customer Sales Allowance, Customer Accommodations and Other Related Accruals

The following summarizes product recalls, customer sales allowances, customer accommodations, and other related accrual activity (including certain Device Strategy charges of $133.2 million in 2013, see Note 4):

(dollars in millions)	Product recalls, customer sales allowance, customer accommodations and other related accruals
Balances at January 1, 2012	$73.1
Provisions	86.3
Payments	(48.7)
Balance at December 31, 2012	110.7
Provisions	151.7
Payments	(48.2)
Balances at December 31, 2013	$214.2

Note 18 — Pension and Other Post-Retirement Benefits

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

Net Pension and Medical and Dental Benefit Cost

Net benefit cost recognized for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans consist of the following:

	Pension Plans			Medical and Dental Plans
(dollars in millions)	2013	2012	2011	2013	2012	2011
Service cost for benefits earned during the year	$1.4	$1.2	$1.2	$0.2	$0.2	$0.1
Interest cost on projected benefit obligations	23.6	24.1	25.7	2.0	2.3	2.7
Expected return on plans' assets	(31.3)	(32.3)	(34.5)	—	—	—
Net amortization	19.8	19.1	11.1	0.5	0.5	0.4
Net cost	$13.5	$12.1	$3.5	$2.7	$3.0	$3.2

Changes in Benefit Obligations and Plan Assets

Information about the changes in benefit obligations and plan assets for the years ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2013	2012	2013	2012
Projected benefit obligations at beginning of year	$600.8	$580.8	$54.6	$57.3
Service cost	1.4	1.2	0.2	0.2
Interest cost	23.6	24.1	2.0	2.3
(Gains) losses primarily related to changes in discount rates and medical trend rates, plan design changes, and differences between actual and estimated healthcare costs	(40.8)	22.5	(1.5)	(1.8)
Benefits paid	(29.2)	(27.7)	(3.3)	(3.1)
Other(1)	(0.4)	(0.1)	(0.4)	(0.3)
Projected benefit obligations at end of year	$555.4	$600.8	$51.6	$54.6
Plans' assets at fair value at beginning of year	$519.4	$486.4	$—	$—
Actual return on plans' assets	15.0	58.2	—	—
Company contributions	2.5	2.5	3.3	3.1
Benefits paid	(29.2)	(27.7)	(3.3)	(3.1)
Plans' assets at fair value at end of year	$507.7	$519.4	$—	$—
Funded status	$(47.7)	$(81.4)	$(51.6)	$(54.6)
Amount recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(47.7)	(81.4)	(51.6)	(54.6)
Net accrued benefit cost	$(47.7)	$(81.4)	$(51.6)	$(54.6)
Recognized in Accumulated other comprehensive loss:
Net actuarial loss	$156.1	$200.5	$9.6	$11.6
Net prior service cost	—	—	(0.6)	(0.8)
Transitional asset	(0.1)	(0.1)	—	—
Total recognized	$156.0	$200.4	$9.0	$10.8
____________________________

(1)	Includes foreign currency translation.

The estimated actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic pension cost and medical and dental benefit cost during 2014 is $12.4 million and $0.4 million, respectively.

Other changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, consist of the following:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2013	2012	2013	2012
Net gain arising during the year	$(24.4)	$(3.4)	$(1.5)	$(1.8)
Prior service credit during the year	—	—	0.1	(0.4)
Net amortization	(19.8)	(19.3)	(0.5)	(0.6)
Exchange rate movement recognized during the year	(0.2)	0.1	0.1	—
Net benefit	$(44.4)	$(22.6)	$(1.8)	$(2.8)

Actuarial Assumptions

Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, using a measurement date of December 31, 2013, 2012 and 2011, are as follows:

	2013		2012		2011
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	4.8%	5.5%	4.0%	5.3%	4.2%	6.0%
Expected aggregate average long-term change in compensation	—%	3.3%	—%	2.5%	—%	2.6%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	4.0%	5.3%	4.2%	6.0%	5.3%	6.3%
Expected aggregate average long-term change in compensation	—%	2.8%	—%	2.6%	—%	2.8%
Expected long-term rate of return on plan assets	6.8%	7.6%	7.0%	7.2%	7.5%	6.8%

The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

The assumed healthcare cost trend rates as of December 31, for Hospira's major medical and dental plans are as follows:

	2013	2012	2011
Healthcare cost trend rate assumed for the next year (initial):
Pre-65 years of age	7.3%	7.5%	7.5%
Post-65 years of age	7.3%	7.5%	7.5%
Rate that the cost trend rate gradually declines to (ultimate):
Pre-65 years of age	5.0%	5.0%	5.0%
Post-65 years of age	5.0%	5.0%	5.0%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2023	2018	2017
Post-65 years of age	2023	2018	2017

Sensitivity analysis for the U.S. plans, which represent the primary portion of obligations, is as follows:

	Year Ended December 31, 2013 Net Benefit Cost (Income)/Expense		As of December 31, 2013 Benefit Obligation (Decrease)/Increase
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.3)	$5.0	$(59.5)	$72.6
Expected long-term return on assets	(4.6)	4.6	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(4.6)	5.6
Expected healthcare cost trend rate (initial and ultimate)	0.5	(0.5)	5.3	(4.5)

Pension Plan Assets

The weighted average asset allocation for Hospira's U.S. pension plan as of December 31, and target allocation by asset category are as follows:

	Target Allocation		Percentage of Plan Assets

Asset Category	2013	2012	2013	2012
Debt securities	74%	71%	73%	71%
Equity securities	26%	29%	26%	29%
Other and Cash and cash equivalents	—%	—%	1%	—%
Total	100%	100%	100%	100%

The investment mix between corporate debt securities, equity securities, and other securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile corporate debt securities. In addition, the mix is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plan holds no direct investments in securities of Hospira. Due to fluctuations in market conditions, allocation percentages may temporarily deviate from target allocation percentages, particularly before a rebalancing occurs. At December 31, 2013, the plan held a significant concentration of plan assets in equity securities which are subject to fluctuation in market conditions. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and no less than quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

Fair Value Measurements of Plan Assets

The following table presents the basis used to measure Hospira's pension plans' assets at fair value as of December 31:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$370.8	$269.2	$101.6	$—
Equity securities	131.3	131.3	—	—
Other and Cash and cash equivalents	5.6	—	5.6	—
	$507.7	$400.5	$107.2	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2012	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)*	Significant Unobservable Inputs (Level 3)
Debt securities	$368.1	$272.4	$95.7	$—
Equity securities	149.0	149.0	—	—
Other and Cash and cash equivalents	2.3	—	2.3	—
	$519.4	$421.4	$98.0	$—
* In 2013, management reevaluated the classification of its securities, and certain debt securities previously classified as Level 1 in 2012 were reclassified to Level 2 to be comparable with current year presentation.

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

Cash Funding and Benefit Payments

Hospira has no estimated minimum required contribution for 2014 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan in 2013, 2012 and 2011.

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

Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts which hold the pension plan assets, are as follows:

(dollars in millions)	Pension Plans	Medical and Dental Plans
2014	$30.0	$3.3
2015	31.0	3.3
2016	31.8	3.2
2017	32.4	3.2
2018	33.0	3.1
Years 2019 through 2023	175.3	16.2

Defined Contribution Plans

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2013, 2012 and 2011, Hospira's expenses were $42.0 million, $37.3 million and $33.4 million, respectively.

Non-qualified Deferred Compensation Plan

Hospira's non-qualified deferred compensation plan went into effect on January 1, 2008. Certain executive officers and other employees are eligible to participate in the plan. The plan allows participants to defer amounts in excess of the limits imposed on 401(k) plans by the Internal Revenue Code. This plan is not funded. Hospira's expenses were not significant in the years ended December 31, 2013, 2012 and 2011.

Note 19 — Short-term Borrowings and Long-term Debt

Hospira's debt as of December 31, consists of the following:

(dollars in millions)	2013	2012
Long-term debt:
5.90% Notes due June 2014	$—	$400.0
6.40% Notes due May 2015	—	250.0
6.05% Notes due March 2017	550.0	550.0
5.20% Notes due August 2020	350.0	—
5.80% Notes due August 2023	350.0	—
5.60% Notes due September 2040	500.0	500.0
Other, due 2015	1.6	4.3
Deferred gains on terminated interest rate swap instruments	—	5.5
Unamortized debt discount	(4.6)	(3.0)
Total long-term debt	1,747.0	1,706.8
Short-term borrowings:
Deferred gains on terminated interest rate swap instruments	—	6.8
Other	93.7	22.1
Total short-term borrowings	93.7	28.9
Total debt	$1,840.7	$1,735.7

The aggregate maturities of debt and unamortized debt discount, for each of the next five years and thereafter are as follows: $93.7 million in 2014, $1.6 million in 2015, $0.0 million in 2016, $550.0 million in 2017, $0.0 million in 2018 and $1,200.0 million thereafter.

Senior Notes and Other Borrowings

In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020 and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014 ("2014 Notes"), $250.0 million principal amount of 6.40% notes originally due May 2015 ("2015 Notes"), accrued interest and a make-whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which are reported in Other expense (income), net for the year ended December 31, 2013. The early debt extinguishment charges include a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of 6.5% and 6.2% at December 31, 2013 and 2012, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2013 and 2012 Hospira had $4.4 million and $8.0 million, respectively, of indebtedness secured by equipment and property. As of December 31, 2013 and 2012, Hospira had $95.3 million and $26.4 million, respectively, of other borrowings outstanding, of which $93.7 million and $22.1 million, respectively, were classified as short-term.

Interest Rate Swap Contracts

In August 2013, Hospira terminated the forward starting interest rate swaps, notional amount of $550.0 million, which had effectively fixed the benchmark interest rates upon entering into the transactions in July 2013 and up to the issuance of the 2020 and 2023 Notes. As a result of the swap terminations, Hospira paid $3.6 million, including interest. The corresponding loss of $3.6 million will be deferred in Accumulated other comprehensive loss and amortized into Interest expense over the terms of the 2020 and 2023 notes, respectively.

In July 2011, Hospira terminated, without penalty, interest rate swap contracts originally entered into in December 2010 with a total notional amount of $400.0 million, which had effectively converted from fixed to variable rate debt $250.0 million of the 2014 Notes and $150.0 million of the 2015 Notes. As a result of the swap terminations Hospira received $9.0 million in cash, including accrued interest.

In June 2010, Hospira terminated, without penalty, interest rate swap contracts originally entered into in 2009 with a total notional amount of $300.0 million, which had effectively converted from fixed to variable rate debt $200.0 million of the 2014 Notes and $100.0 million of the 2015 Notes. As a result of the swap terminations, Hospira received $15.4 million in cash, including accrued interest.

The corresponding 2011 and 2010 terminated swap contract gains described above related to the basis adjustment of the debt associated with the contracts were deferred and were amortized as a reduction of interest expense over the remaining term of the related 2014 and 2015 Notes until the early extinguishment when the deferred gains, of $7.7 million, were written off to Other expense (income), net. Prior to early extinguishment, the gains recognized against interest expense over the term of the underlining 2014 and 2015 Notes, were $3.2 million, $6.7 million and $5.6 million, in 2013, 2012 and 2011, respectively.

The cash flows from these contracts are reported as operating activities in the consolidated statements of cash flows.

Revolving Credit Facility

As of December 31, 2013, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.25%, 0.25% and 0.25%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. For the year ended and as of December 31, 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant discussed below and may limit Hospira's availability for borrowings to less than $1.0 billion. As of December 31, 2013, Hospira had approximately $638 million of availability for borrowings under the Revolver. For the years ended December 31, 2012 and 2011, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

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

The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes and depreciation, amortization, adjusted for certain agreed upon non-cash items and certain product quality related charges) below a stated maximum. On April 30, 2013, Hospira entered into an amendment to the Revolver that, among other things, permits Hospira to add back certain charges related to certain quality and product related matters and the Device Strategy when calculating the leverage ratio. In addition, the maximum leverage ratio was increased from 3.50 to 1.00 to 3.75 to 1.00 for the periods ended March 31, 2013 through December 31, 2014, reverting to 3.50 to 1.00 thereafter. In connection with the Revolver amendment, Hospira incurred various fees and expenses of approximately $0.5 million. Such fees and expenses will be amortized to Interest expense over the remaining term of the Revolver.

As of December 31, 2013, Hospira was in compliance with all financial covenants.

Note 20 — Other Expense (Income), Net
Other expense (income), net for the years ended December 31, consists of the following:

(dollars in millions)	2013	2012	2011
Interest income	$(5.3)	$(5.9)	$(10.4)
Foreign exchange loss (gain), net	9.1	9.2	(2.8)
Loss on early debt extinguishment(1)	33.4	—	—
All other expense(2)	16.4	11.1	4.0
Total other expense (income), net	$53.6	$14.4	$(9.2)

(1)	See Note 19 for details regarding loss on early debt extinguishment.

(2)	See Note 6 for details regarding investment impairments in 2013, 2012 and 2011, respectively.

Note 21 — Income Taxes

Loss Before Income Taxes, and the related provisions for taxes on earnings, for the years ended December 31, were as follows:

(dollars in millions)	2013	2012	2011
Loss Before Income Taxes:
Domestic	$(127.6)	$(114.0)	$71.4
Foreign	4.4	72.1	(98.5)
Total	$(123.2)	$(41.9)	$(27.1)

Taxes on Earnings:
Current:
U.S. Federal	$(21.6)	$(10.2)	$11.8
State	(0.3)	2.2	2.8
Foreign	22.6	16.5	27.8
Total current	0.7	8.5	42.4
Deferred:
Domestic	(51.9)	(15.1)	0.8
Foreign	(47.1)	(44.4)	(15.3)
Total deferred	(99.0)	(59.5)	(14.5)
Total	$(98.3)	$(51.0)	$27.9

Operating loss carryforwards at December 31, 2013 amounted to $452.5 million, which are subject to expiration in periods from 2016 through 2033, or are unlimited.

The gross amount of unrecognized tax benefits inclusive of interest and penalties at December 31, 2013 and 2012 was $45.7 million and $62.0 million, respectively. The amount, if recognized, that would affect the effective tax rate was $40.9 million and $56.2 million at December 31, 2013 and 2012, respectively. Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2013 and 2012, Hospira has recorded liabilities of $4.1 million and $4.4 million, respectively, for the payment of interest and penalties.

In December 2012, the Internal Revenue Service ("IRS") audit of Hospira's 2008 and 2009 U.S. federal tax returns was concluded and the years effectively settled. The effective settlement resulted in discrete income tax expense of $18.8 million inclusive of interest and state tax impacts recognized in the year ended December 31, 2012. In addition, the effective settlement resulted in an increase to income taxes payable of $53.9 million. In July 2013, a payment of $53.1 million was made related to the 2008 and 2009 U.S. federal tax audit liabilities.

In 2012, the IRS commenced the audit of Hospira's 2010 and 2011 tax returns. In addition, Hospira remains subject to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Hospira estimates that up to $10 million of unrecognized tax benefits may be recognized within the next twelve months.

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

Hospira remains open to tax examination in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward for Australia, for years 2009 forward in Canada, and for years 2010 forward for the U.S. and the United Kingdom.

The following table summarizes the activity for the years ended December 31, related to Hospira's unrecognized tax benefits:

(dollars in millions)	2013	2012	2011
Balances at January 1,	$62.0	$67.5	$83.4
Current year increases	12.2	7.2	11.4
Audit settlements	(25.5)	(21.6)	(21.9)
Statute lapses	(2.9)	(4.6)	(4.4)
Adjustments to prior amounts	(0.1)	13.5	(1.0)
Balances at December 31,	$45.7	$62.0	$67.5

U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings of certain foreign subsidiaries of $1.9 billion, $1.8 billion and $1.7 billion at December 31, 2013, 2012, and 2011, respectively. These undistributed earnings, which are considered to be permanently invested outside of the U.S., would be subject to taxes if they were repatriated to the U.S. as dividends. Due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S., and the multiple tax jurisdictions involved, it is not practicable to determine the deferred tax liability on these permanently invested earnings.

Differences between the effective income tax rate and the U.S. statutory tax rate for the years ended December 31, are as follows:

	2013	2012	2011
Statutory tax rate	(35.0)%	(35.0)%	(35.0)%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(7.8)%	(62.2)%	(222.2)%
State taxes, net of federal benefit	(6.8)%	(21.5)%	4.0%
Foreign rate differential	(2.3)%	(43.6)%	(77.9)%
Capital loss valuation allowance	(4.7)%	1.6%	6.6%
Research incentives	(11.1)%	(11.8)%	(27.9)%
Resolution of certain tax positions	—%	45.0%	(72.6)%
Goodwill impairment	—%	—%	498.4%
Retroactive tax provisions	(11.2)%	—%	—%
All other, net	(0.9)%	5.8%	29.6%
Effective tax rate	(79.8)%	(121.7)%	103.0%

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 included a discrete tax benefit of $13.8 million related to 2012.

The temporary differences that give rise to deferred tax assets and liabilities and other tax assets as of December 31, are as follows:

	2013		2012
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits and benefit plan liabilities	$100.5	$—	$108.6	$—
Trade receivable reserves and chargeback accruals	122.3	—	98.2	—
Inventories and intercompany profits	100.0	—	115.1	—
State income taxes	31.1	—	23.4	—
Foreign income taxes	16.2	—	16.1	—
Other tax credits	23.5	—	—	—
Property and equipment	—	83.6	—	89.3
Intangibles	40.4	—	41.9	—
Investments	8.7	—	10.5	—
Net operating losses	152.5	—	133.2	—
Capital losses	24.5	—	27.8	—
Other accruals, carryforwards, and reserves not currently deductible	61.3	—	57.1	—
Valuation allowance	(33.1)	—	(35.8)	—
Total	$647.9	$83.6	$596.1	$89.3

Valuation allowance consists of $33.1 million and $35.8 million for certain unrecoverable tax credits, net operating losses and capital losses at December 31, 2013, and 2012, respectively, based on estimated future sources of taxable income in the affected jurisdictions. The decrease in the valuation allowance resulted primarily from the utilization of capital loss carryovers (in the U.S. and Australia).

Note 22 — Shareholders’ Equity

Common and Preferred Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share, of which 4.0 million shares are designated as Series A Junior Participating Preferred Stock for issuance in connection with the exercise of preferred share purchase rights as described below. At December 31, 2013 and 2012, approximately 5.6 million and 8.7 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2013 and December 31, 2012, 179.1 million and 178.4 million common shares were issued, respectively, and 166.0 million and 165.3 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira’s common stock, under which Hospira received 3.7 million shares. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No common stock repurchases were made during the years ended December 31, 2013 and 2012.

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

On April 11, 2014, the Rights Agreement, dated as of April 28, 2004 (the "Rights Agreement"), between Hospira and EquiServe Trust Company, N.A., as rights agent, underlying the Rights described above, will expire in accordance with its terms, unless earlier exchanged or redeemed at $0.01 per Right or unless that date is extended by the Board of Directors. As a result of the expiration of the Rights Agreement, the Rights would no longer be outstanding and would not be exercisable, and the Rights Agreement would be of no further force or effect. The Board of Directors intend to allow the Rights Agreement to expire.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss, net of taxes, consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Gains on Marketable Equity Securities(1)	Cumulative Gains (Losses) on Terminated Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
Balances at December 31, 2012	$48.1	$(132.4)	$0.4	$0.7	$(83.2)
Other comprehensive (loss) gains before reclassifications	(146.5)	16.0	(2.4)	(2.2)	(135.1)
Amounts reclassified from accumulated other comprehensive loss	—	13.0	3.5	(0.2)	16.3
Balances at December 31, 2013	$(98.4)	$(103.4)	$1.5	$(1.7)	$(202.0)

(1)	Net of taxes of $0.0 million as of December 31, 2013, and 2012

(2)	Net of taxes of $62.0 million and $78.6 million as of December 31, 2013 and 2012, respectively.

(3)	Net of taxes of $1.1 million and $(0.4) million as of December 31, 2013 and 2012, respectively.

The following summarizes reclassifications out of Accumulated other comprehensive loss:

	Amount reclassified from Accumulated other comprehensive loss
	For the Years Ended December 31,
(dollars in millions)	2013	2012	2011	Line Item in the Consolidated Statement of Income (Loss)
Impairment on marketable equity securities	$3.5	$1.7	$—	Other expense (income), net
	—	—	—	Income tax (benefit) expense
Net of income taxes	3.5	1.7	—

Amortization of gain on terminated cash flow hedges	(0.3)	—	(0.4)	Other expense (income), net
	0.1	—	—	Income tax (benefit) expense
Net of income taxes	(0.2)	—	(0.4)

Amortization of pension plans actuarial losses	19.8	19.1	11.1	(1)
Amortization of medical and dental plans actuarial losses	0.5	0.5	0.4	(1)
Total before income taxes	20.3	19.6	11.5
	(7.3)	(7.3)	(4.1)	Income tax (benefit) expense
Net of income taxes	13.0	12.3	7.4

Total reclassifications for the period	$16.3	$14.0	$7.0

(1)	These Accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 18 for additional details.

Note 23 — (Loss) Earnings per Share

Basic (Loss) Earnings Per Common Share is computed by dividing Net (Loss) Income by the number of weighted average common shares outstanding during the reporting period. Diluted (Loss) Earnings Per Common Share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating Diluted (Loss) Earnings Per Common Share for the years ended December 31:

(shares in millions, except per share amounts)	2013	2012	2011
Weighted average basic common shares outstanding	165.6	165.0	165.5
Incremental shares outstanding related to stock-based awards	—	1.0	—
Weighted average dilutive common shares outstanding	165.6	166.0	165.5
(Loss) Earnings Per Common Share:
Basic	$(0.05)	$0.27	$(0.06)
Diluted	$(0.05)	$0.27	$(0.06)

For the years ended December 31, 2013 and 2011, 1.1 million and 2.4 million incremental shares related to stock-based awards were not included in the computation of Diluted (Loss) Earnings Per Common Share because of the net loss during 2013 and 2011. For 2013, 2012 and 2011, the number of outstanding stock-based awards to purchase Hospira stock for which the exercise price of the award exceeded the average stock price was 8.3 million, 9.6 million and 3.6 million, respectively. Accordingly, these share-based awards are excluded from the diluted earnings per share calculation for these periods.

Note 24 — Incentive Stock Program
Plan Overview
Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, and performance units) and cash-based awards to employees and non-employee directors. In May 2009, shareholders approved amendments primarily to extend the Plan by ten years to May 14, 2019, and to increase the number of shares that may be granted during the life of the 2004 Plan by 13.0 million shares. The option exercise price may not be less than the underlying stock's fair market value at the date of grant, and the maximum term of an option is ten years. The amounts granted each calendar year to any one employee or non-employee director is limited depending on the type of award. Stock options comprise the majority of awards granted since inception of the 2004 Plan. As of December 31, 2013, approximately 5.6 million shares remain available for grant under the 2004 Plan.
Stock-Based Compensation
Stock-based compensation expense of $41.6 million, $40.0 million and $41.2 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively. The related income tax benefit recognized was $15.2 million, $14.3 million and $14.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. For options exercised during 2013, 2012 and 2011, excess tax benefit was $1.4 million, $2.2 million and $7.5 million, respectively.
As of December 31, 2013, there was $69.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares that became fully vested during 2013, 2012 and 2011 was $5.2 million, $15.4 million and $25.2 million, respectively.
Option Activity and Outstanding Options
During the first quarter of 2013, 2012 and 2011, 1.6 million, 2.7 million and 1.4 million options were granted to certain employees for the annual stock option grants, respectively. For the years ended December 31, 2013, 2012 and 2011, an additional 0.2 million, 0.3 million and 0.7 million options were granted, respectively. These options were awarded at the fair market value at the time of grant, generally vest over three or four years and have a seven year term. Options awarded before 2007 have a ten year term. Included in the above option awards are 140,000 options that have a five year term, and will vest and become exercisable if the average stock price over a thirty consecutive day period is at or above the vesting trigger price. A summary of information related to stock options for the years ended December 31, 2013 and 2012, respectively is as follows:

Hospira Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2012	9,888,986	$40.76
Granted	2,965,940	35.31
Exercised	(369,793)	23.14
Lapsed	(818,298)	44.78
Outstanding at December 31, 2012	11,666,835	39.67
Granted	1,798,231	29.84
Exercised	(743,352)	26.81
Lapsed	(1,216,535)	42.92
Outstanding at December 31, 2013(1)	11,505,179	$38.54	3.5	$61.8
Exercisable at December 31, 2013	7,207,779	$40.28	2.4	$30.6
_______________________________________________________________________________

(1) The difference between options outstanding and those expected to vest is not significant.
The total intrinsic value of options exercised during 2013, 2012 and 2011 was $8.5 million, $4.0 million and $81.4 million, respectively.
Summarized information about Hospira stock options outstanding and exercisable as of December 31, 2013, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$20.01 - $25.00	1,034,244	2.2	$22.15	1,034,244	$22.15
$25.01 - $30.00	1,610,931	5.9	28.92	69,298	28.27
$30.01 - $35.00	748,279	2.5	32.82	597,581	32.56
$35.01 - $40.00	3,496,671	4.0	36.78	1,506,455	38.19
$40.01 - $45.00	1,894,573	1.7	42.62	1,873,189	42.63
$45.01 - $50.00	1,322,958	3.1	49.62	1,322,958	49.62
$50.01 - $55.00	1,120,941	4.0	52.56	590,897	52.52
$55.01 - $60.00	276,582	3.5	55.84	213,157	55.96
$20.01 - $60.00	11,505,179	3.5	$38.54	7,207,779	$40.28

The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on historical volatility of Hospira's stock. For 2013, 2012 and 2011 the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees' post-vesting forfeitures and exercises. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31, are as follows:

	2013	2012	2011
Hospira Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	30.4%	31.3%	29.3%
Expected life (years)	5.1	4.8	4.8
Risk-free interest rate	0.9%	0.8%	2.0%
Expected dividend yield	—%	—%	—%
Fair value per stock option	$8.53	$10.01	$14.08

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

A summary of performance share awards activity for the years ended December 31, 2013, and 2012, respectively, is as follows:

Hospira Performance Share Awards	Awards	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,011,273	$46.14
Granted	354,681	51.27
Vested	(239,764)	27.30
Lapsed	(317,055)	27.35
Outstanding at December 31, 2012	809,135	58.67
Granted	192,034	30.31
Vested	(14,026)	39.32
Lapsed	(279,176)	64.77
Outstanding at December 31, 2013(1)	707,967	$49.00
_______________________________________________________________________________

(1)	For the three year performance cycle award period ended December 31, 2013, 0.0 shares of Hospira common stock are expected to be earned for these awards granted in 2011.

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the 2013 performance share award grants during the years ended December 31, are as follows:

	2013	2012	2011
Hospira Performance share awards Monte Carlo assumptions (weighted average):
Expected volatility	30.8%	27.3%	34.7%
Risk-free interest rate	0.4%	0.4%	1.2%
Expected dividend yield	—%	—%	—%
Fair value per performance share award	$29.46	$51.39	$61.64

Performance-Based Restricted Stock Units

During 2013, 0.2 million performance-based restricted stock units were granted to key members of management primarily as part of the first quarter 2013 annual grant. These awards vest after three years if, during the three year period, Hospira's stock price appreciates to a level of 120% of the fair market value on the grant date, and maintains that level of appreciation for a 30 consecutive day period which was achieved in June 2013.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance-based restricted stock units grants, were as follows:

2013
Volatility	30.2%
Risk-free interest rate	0.4%
Dividend yield	0.0%
Fair value per performance share	$20.81

Restricted Stock and Units

Hospira issues restricted stock and units with a vesting period ranging from 1 to 3 years. A summary of restricted stock and unit activity for the years ended December 31, 2013, and 2012, respectively, is as follows:

Hospira Restricted Stock and Units	Stock and Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	324,074	$47.37
Granted	169,246	33.87
Vested	(58,097)	49.30
Lapsed	(18,013)	37.24
Outstanding at December 31, 2012	417,210	42.34
Granted	1,176,773	29.81
Vested	(107,560)	48.51
Lapsed	(71,659)	28.98
Outstanding at December 31, 2013	1,414,764	$31.83

The fair value of restricted stock awards and units vested in 2013, 2012 and 2011 was $5.2 million, $3.9 million and $1.8 million, respectively.

Note 25 — Commitments and Contingencies

Other Commercial Commitments

Hospira's other commercial commitments as of December 31, 2013, representing commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2013, Hospira had $31.5 million of these commitments, with a majority expiring from 2014 to 2015. No amounts have been drawn under these letters of credit or bonds.

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2013 are:

(dollars in millions)
2014	$31.1
2015	25.8
2016	20.9
2017	15.5
2018	14.1
Remaining Years	27.2
Total minimum future lease payments	$134.6

Lease expense under operating leases totaled $31.1 million, $41.2 million and $32.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories.

Hospira is involved in 2 patent lawsuits concerning Hospira's Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent. On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent Nos. 4,910,214 ("214") (expired January 15, 2014) and 6,716,867 ("867") (expires March 31, 2019), was filed in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz's "Paragraph IV" notice indicating that Sandoz has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz's ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012 the court issued its opinion. The court ruled that: (i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid as obvious. Hospira and Sandoz have both appealed the District Court ruling to the United States Court of Appeals for the Federal Circuit. The appeal is pending. On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco's "Paragraph IV" notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco's ANDA has received tentative approval from the FDA. In December 2013, Hospira entered into a settlement agreement in its patent litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz’s "Paragraph IV" notice indicating that it has filed an abbreviated new drug application with the FDA for a generic version of Precedex™. The agreement provides for a market entry date for Sandoz to sell a generic version of Precedex™ no later than December 26, 2014. The agreement also includes a number of accelerator provisions which, if triggered, could lead to an earlier Sandoz market entry date, and is subject to standard contingencies. On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors of Precedex™ regarding the ability of potential competitors to "carve-out" indications for Precedex™ and potentially achieve final product approval at any time. Depending on how it rules, action by the FDA could lead to a generic launch of Precedex™ anytime thereafter.

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees' Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, amended complaint filed June 25, 2012 and pending in the United States District Court for the Northern District of Illinois. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira's financials and business prospects and failed to disclose material facts affecting Hospira's financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of fourth quarter, 2009 financial results) through October 17, 2011 (Hospira announced preliminary financial results for third quarter 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys' fees and costs. The parties have reached a tentative agreement to settle this matter. It is anticipated that the settlement will be fully funded by insurance proceeds.

Hospira is a nominal defendant in a consolidated shareholder derivative lawsuit, which name as defendants certain Hospira officers, certain former officers and members of Hospira's Board of Directors. The cases are: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Sumant Ramachandra, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant) amended complaint filed in September of 2012 in the United States District Court for the Northern District of Illinois; and Charles L. Currie and Cheryl E. Currie v. Christopher B. Begley, Irving W. Bailey, II, Roger W. Hale, F. Michael Ball, Barbara L. Bowles, Connie R. Curran, Heino von Prondzynski, William G. Dempsey, Jacque J. Sokolov, M.D., John C. Staley, Mark F. Wheeler, M.D., Thomas E. Werner, Terrence C. Kearney, Ronald Squarer and Sumant Ramachandra, M.D. and Hospira, Inc. (Nominal Defendant) ("Currie"), filed in December 2011 and pending in the Circuit Court of Cook County, Illinois. In general terms, these lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira. On October 15, 2012, the court granted defendants' motion to dismiss the Currie case in its entirety. On April 9, 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding "Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures." The letter requests investigation of matters entirely covered by the securities and derivative lawsuits that were previously filed, as set forth above.

Hospira is subject to certain regulatory matters. Regulatory matters may lead to inspection observations (commonly referred to as Form 483 observations in the U.S.), untitled letters, warning letters or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations.

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at December 31, 2013 and December 31, 2012, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 26 — Segment and Geographic Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas segment includes the U.S., Canada and Latin America; the EMEA segment includes Europe, the Middle East and Africa; and the APAC segment includes Asia, Japan, Australia and New Zealand. Hospira has six operating units: (i) U.S., (ii) Canada, (iii) Latin America, (iv) EMEA, (v) Asia and Japan, and (vi) Australia and New Zealand. Hospira has aggregated the U.S., Canada, and Latin America operating units within the Americas reportable segment, and the Asian and Japan and Australia and New Zealand operating units within the APAC reportable segment. In all segments, Hospira sells a broad line of products, including specialty injectable pharmaceuticals, medication management, and other pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

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

Reportable segment information:

The table below presents information about Hospira’s reportable segments for the years ended December 31:

	Net Sales			Income (Loss) from Operations
(dollars in millions)	2013	2012	2011	2013	2012	2011
Americas	$3,175.8	$3,239.4	$3,206.5	$254.0	$220.8	$599.1
EMEA(1)	508.6	525.8	517.4	(97.2)	(53.9)	(275.2)
APAC(1)	318.4	326.9	333.2	(18.3)	10.0	(143.9)
Total reportable segments	$4,002.8	$4,092.1	$4,057.1	138.5	176.9	180.0
Corporate functions				(80.3)	(78.1)	(82.0)
Stock-based compensation				(41.6)	(40.0)	(41.2)
Income from operations				16.6	58.8	56.8
Interest expense and other expense (income), net				(139.8)	(100.7)	(83.9)
Loss Before Income Taxes				$(123.2)	$(41.9)	$(27.1)

(1) In 2011, EMEA and APAC reportable segments Loss from operations includes goodwill impairment charges of $229.1 million and $171.1 million, respectively. See Note 12 for further information.

Net sales and Income from operations for 2013 includes charges of $104.3 million, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. See Note 4 for further information.

	Depreciation and Amortization for the Years Ended December 31,			Additions to Long-Lived Assets for the Years Ended December 31,
(dollars in millions)	2013	2012	2011	2013	2012	2011
Americas	$168.9	$154.8	$168.3	$314.8	$257.4	$224.4
EMEA	45.7	48.0	53.6	29.2	28.4	39.9
APAC	42.9	44.8	34.2	23.0	26.0	33.1
Total reportable segments	$257.5	$247.6	$256.1	$367.0	$311.8	$297.4

	Goodwill at December 31,		Total Assets at December 31,
(dollars in millions)	2013	2012	2013	2012
Americas(1)	$987.2	$998.1	$4,838.5	$4,651.8
EMEA	—	—	700.9	754.8
APAC(1)	70.5	81.0	639.5	682.0
Total reportable segments	$1,057.7	$1,079.1	$6,178.9	$6,088.6

(1) Changes in the value of goodwill were due to foreign currency exchange rate movement.

Enterprise-wide information:

	Net Sales for the Years Ended December 31,			Long-Lived Asset at December 31,
(dollars in millions)	2013	2012	2011	2013	2012
U.S.	$2,833.7	$2,830.1	$2,836.4	$1,059.7	$1,068.7
Non-U.S.	1,169.1	1,262.0	1,220.7	658.8	545.0
Total	$4,002.8	$4,092.1	$4,057.1	1,718.5	1,613.7
Deferred income taxes and Investments				392.0	368.6
Goodwill and intangible assets, net				1,229.9	1,345.9
Total				$3,340.4	$3,328.2

Long-lived assets in India were $314.2 million and $282.5 million as of December 31, 2013 and 2012, respectively.

	Net Sales by Product Line for the Years Ended December 31,
(dollars in millions)	2013	2012	2011
Specialty Injectable Pharmaceuticals	$2,759.4	$2,570.0	$2,562.5
Medication Management	769.8	1,016.5	987.3
Other Pharma	473.6	505.6	507.3
Total	$4,002.8	$4,092.1	$4,057.1

Note 27 — Quarterly Data (Unaudited)

	2013
(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$884.0	$1,026.2	$1,008.2	$1,084.4
Gross Profit(1)	150.1	318.7	290.2	321.6
(Loss) Income From Operations	(118.6)	52.2	29.8	53.2
Net (Loss) Income	(76.6)	32.9	1.9	33.5
(Loss) Earnings per common share, basic	$(0.46)	$0.20	$0.01	$0.20
(Loss) Earnings per common share, diluted	$(0.46)	$0.20	$0.01	$0.20
Weighted average common shares outstanding, basic	165.3	165.5	165.7	165.9
Weighted average common shares outstanding, diluted	165.3	166.3	167.0	167.3

	2012
(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$965.9	$1,033.3	$994.0	$1,098.9
Gross Profit(1)	300.0	283.5	214.3	314.7
Income (Loss) From Operations	46.7	(2.2)	(16.5)	30.8
Net Income (Loss)	40.2	(2.5)	1.2	5.3
Earnings (Loss) per common share, basic	$0.24	$(0.02)	$0.01	$0.03
Earnings (Loss) per common share, diluted	$0.24	$(0.02)	$0.01	$0.03
Weighted average common shares outstanding, basic	164.6	165.1	165.1	165.1
Weighted average common shares outstanding, diluted	165.8	165.1	165.9	165.8
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

Internal control over financial reporting. Management's report on our internal control over financial reporting is included on page 62 hereof, and the related report of our independent registered public accounting firm is included on page 64 hereof. Both reports are incorporated herein by reference.

Changes in internal controls. Hospira continued to transition certain finance processes under an outsourcing arrangement, which includes various general ledger, fixed assets, accounts payable, credit, collections and cash application processes. Internal controls over financial reporting related to these areas have been added or modified accordingly. There have been no other changes in internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in Hospira's 2013 Definitive Proxy Statement to be filed on or about March 21, 2014. Also incorporated herein by reference is the text found under the caption, "Executive Officers of Hospira," in Part I.

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

Item 11.    Executive Compensation

Incorporated herein by reference is the text to be included under the captions "Corporate Governance—Compensation Risk Assessment," "Director Compensation," (including all sub-captions thereunder), "2013 Compensation Discussion and Analysis," (including all sub-captions thereunder), "Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Compensation Committee Report" in the 2013 Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2013 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table gives information, as of December 31, 2013, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004 Long-Term Stock Incentive Plan, as amended, which is the only equity compensation plan pursuant to which Hospira's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	13,338,323	$39.28	5,350,000
Equity compensation plans not approved by security holders(4)(5)	—	—	250,000
Total	13,338,323	$39.28	5,600,000
_______________________________________________________________________________

(1)
Includes 177,446 shares of restricted stock, 239,764 stock units, and 1,415,934 shares of performance share awards (which assume maximum payouts on 707,967 shares) under Hospira's 2004 Long-Term Stock Incentive Plan.

(2)	The weighted average exercise price does not take restricted stock, stock units, and performance share awards into account.

(3)	This number reflects a target payout of 707,967 performance share awards.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Form 10-K.

1. Financial Statements: See "Item 8, Financial Statements and Supplementary Data" of this report for a list of financial statements.

2. Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	111
Schedules I, III, IV and V are not included because they are not required.

3. Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 112 through 117.

(b) Exhibits filed: See Exhibit Index from pages 112 through 117.

(c) Financial Statement Schedules filed: See page 111.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ F. Michael Ball
F. Michael Ball Chief Executive Officer Date: February 12, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 12, 2014 in the capacities indicated below.

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

/s/ Mark F. Wheeler M.D.
Mark F. Wheeler M.D. Director

Hospira, Inc.
Schedule II-Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2013
(dollars in millions)
Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2013	$12.7	$(0.8)	$(0.7)	$11.2
Year ended December 31, 2012	15.7	(2.7)	(0.3)	12.7
Year ended December 31, 2011	8.2	7.6	(0.1)	15.7

(1)	Represents accounts written off as uncollectible, net of collections on accounts previously written off.
Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions	Balance at end of year
Year ended December 31, 2013	$126.8	$146.2	$(129.7)	$143.3
Year ended December 31, 2012	127.0	107.8	(108.0)	126.8
Year ended December 31, 2011	100.0	138.8	(111.8)	127.0

(1)	The continued relative high level of charges relates to quality remediation actions and certain excess inventory charges including those in 2013 related to the Device Strategy.

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Separation and Distribution Agreement, dated as of April 12, 2004, between Abbott Laboratories and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

2.2
Business Transfer Agreement, dated August 29, 2012, by and among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao, and Hospira Healthcare India Private Limited (Pursuant to Section 601(b)(2) of Regulation S-K, the schedules to the Business Transfer Agreement have been omitted and Hospira, Inc. undertakes to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.) (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, and incorporated herein by reference).**

2.3
Amendment No. 1 to the Business Transfer Agreement, dated September 21, 2012, among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited (filed as Exhibit 2.3 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).

2.4
Amendment No. 2 to the Business Transfer Agreement, dated December 24, 2012, among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited (filed as Exhibit 2.4 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).

2.5
Amendment No. 3 to the Business Transfer Agreement, dated March 13, 2013, among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Hospira Healthcare India Private Limited (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).**

2.6
Amendment to the Business Transfer Agreement, dated March 13, 2013, among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited (filed as Exhibit 2.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).**

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

4.4
Second Supplemental Indenture, dated as of April 30, 2009, between Hospira, Inc. and Union Bank, N.A., as Successor Trustee and Bank of America, N.A., as successor by merger to LaSalle Bank National Association, as Resigning Trustee (filed as Exhibit 4.2 to Hospira, Inc.'s Registration Statement on Form S-3 (File No. 333-158939) filed with the SEC on May 1, 2009, and incorporated herein by reference).

4.5	Form of 6.05% Notes Due 2017 (filed as Exhibit 4.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

4.6
Actions of Authorized Officers dated March 20, 2007, with respect to the 2017 Notes (filed as Exhibit 4.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

4.7
Officers' Certificate and Company Order dated March 23, 2007, with respect to the 2017 Notes (filed as Exhibit 4.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference).

4.8	Form of 5.60% Notes due 2040 (filed as Exhibit 99.3 to the Hospira, Inc. Current Report on Form 8-K filed on September 10, 2010, and incorporated herein by reference).

4.9
Actions of Authorized Officers dated September 7, 2010, with respect to the 2040 Notes (filed as Exhibit 99.2 to the Hospira Current Report on Form 8-K filed on September 10, 2010, and incorporated herein by reference).

4.10
Officers' Certificate and Company Order dated September 10, 2010, with respect to the 2040 Notes (filed as Exhibit 4.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference).

4.11
Actions of the Authorized Officers dated August 7, 2013, with respect to the 5.200% Notes due 2020 (filed as Exhibit 99.2 to the Hospira Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.12
Actions of the Authorized Officers dated August 7, 2013, with respect to the 5.800% Notes due 2023 (filed as Exhibit 99.3 to the Hospira Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.13	Form of 5.200% Notes due 2020 (filed as Exhibit 99.4 to the Hospira Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.14	Form of 5.800% Notes due 2023 (filed as Exhibit 99.5 to the Hospira Current Report on Form 8-K filed on August 12, 2013, and incorporated herein by reference).

4.15
Officers' Certificate and Company Order dated August 12, 2013, with respect to the 2020 and 2023 Notes (filed as Exhibit 4.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).

10.1
Summary of 2013 Terms of Employment for Named Executive Officers (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.2
Hospira 2004 Long-Term Stock Incentive Plan (As Amended Effective as of January 1, 2009) (filed as Exhibit 10.2 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)*

10.3(a)
Form of Hospira 2004 Long-Term Stock Incentive Plan Conversion Incentive Stock Option Award (filed as Exhibit 10.8(a) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.3(b)
Form of Hospira 2004 Long-Term Stock Incentive Plan Conversion Non-Qualified Stock Option Award (filed as Exhibit 10.8(b) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.3(c)
Form of Hospira 2004 Long-Term Stock Incentive Plan Conversion Replacement Non-Qualified Stock Option Award (filed as Exhibit 10.8(c) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.3(d)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made prior to May 9, 2005 (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.3(e)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made on or after May 9, 2005 (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2005, and incorporated herein by reference).*

10.3(f)
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
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Employee Director Non-Qualified Stock Option Award (filed as Exhibit 10.8(g) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.3(h)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made on or after March 6, 2008 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).*

10.3(h)(i)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Option Terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010 (filed as Exhibit 10.3(h)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).*

10.3(i)(i)
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
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010 (filed as Exhibit 10.3(i)(iii) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).*

10.4
Hospira, Inc. 2004 Performance Incentive Plan (Effective April 30, 2004, as amended effective January 1, 2009) (filed as Exhibit 10.4 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference.)*

10.5
Hospira, Inc. Non-Employee Directors' Fee Plan, Amended Effective January 3, 2012 (filed as Exhibit 10.5 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

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
Form of Agreement Regarding Change in Control, dated as of January 1, 2013, between Hospira, Inc. and each of Richard J. Davies, Neil Ryding, Daphne E. Jones, Zena G. Kaufman, Kenneth F. Meyers, and Richard J. Hoffman (filed as Exhibit 10.6(c) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).*

10.7	Employee Agreement, effective July 19, 2012, between Hospira, Inc. and Neil Ryding.*

10.8	Severance Agreement, effective October 11, 2013, between Hospira, Inc. and Neil Ryding.*

10.9	The Hospira Supplemental Pension Plan, as amended (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.10	Hospira Non-Qualified Savings and Investment Plan, as amended (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.11	Hospira Corporate Officer Severance Plan (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).*

10.12
Form of Agreement regarding Executive Compensation Recovery Policy (filed as Exhibit 10.11 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).*

10.13
Form of non-qualified option terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 24, 2011 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.14
Letter from the Company to F. Michael Ball related to his employment (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.15
Form of Award Agreements for F. Michael Ball, including the Non-Qualified Stock Option Terms, Performance Share Unit Agreement, and Performance Share Unit Program Description (attached as Enclosures 3(a), 3(c), and 3(d) filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.16
Form of Restricted Stock Agreement between Hospira, Inc. and Zena G. Kaufman and Richard J. Hoffman (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).*

10.17
Form of Restricted Stock Agreement between Hospira, Inc. and F. Michael Ball (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.18
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for award made to F. Michael Ball on or after March 1, 2012 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.19
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to officers on or after March 1, 2012 (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.20
Form of Non-Qualified Performance Stock Option Terms for an award made to F. Michael Ball on March 1, 2012 (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.21
Form of Non-Qualified Stock Option Terms for an award made to F. Michael Ball on March 1, 2012 (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.22
Form of Restricted Stock Agreement between Hospira, Inc. and Neil Ryding (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference).*

10.23
Form of Hospira 2004 Long-Term Stock Incentive Plan Restricted Stock Agreement between Hospira, Inc. and John B. Elliot (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).*

10.24
Credit Agreement and Guaranty, dated October 28, 2011, between Hospira and the Lenders and Agents named therein (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on November 1, 2011, and incorporated herein by reference).

10.25
Amendment No. 1 to the Credit Agreement, dated April 30, 2013, among Hospira, Inc., the Lenders and Agents named therein (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

10.26
Form of Performance Share Unit Award Agreement to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.27
Form of Hospira 2004 Long-Term Stock Incentive Plan Restricted Stock Unit Agreement to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.28
Form of Hospira 2004 Long-Term Stock Incentive Plan Performance Based Restricted Stock Unit Agreement to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.29
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.30
Form of Performance Share Unit Award Agreement for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.6 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.31
Form of Hospira 2004 Long-Term Stock Incentive Plan Restricted Stock Unit Agreement for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.7 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.32
Form of Hospira 2004 Long-Term Stock Incentive Plan Performance Based Restricted Stock Unit Agreement for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.8 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.33
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.9 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.34
Hospira, Inc. Non-Employee Directors' Fee Plan, Amended Effective February 27, 2013 (filed as Exhibit 10.10 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.35
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Employee Director Restricted Stock Agreement for awards made on or after February 27, 2013 (filed as Exhibit 10.11 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

10.36
Hospira Non-Qualified Savings and Investment Plan (Effective January 1, 2008 and as amended through the Third Amendment effective August 21, 2013) (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).*

10.37
Hospira Executive Severance Plan (Effective September 1, 2007 and as amended through the Fourth Amendment effective August 21, 2013) (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).*

10.38	Form of Employee Agreement used for employees, including named executive officers.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

18
Preferability Letter Regarding Change in Accounting Principle Relating to Goodwill (filed as Exhibit 18 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).

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

101
The following financial statements from the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 12, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of (loss) income and comprehensive (loss) income, (ii) consolidated statements of cash flows, (iii) consolidated balance sheets, (iv) consolidated statement of changes in shareholders' equity, (v) notes to the consolidated financial statements and (vi) Schedule II—Valuation and Qualifying Accounts.

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.

Hospira will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Hospira, Hospira, Inc., 275 North Field Drive, Department NLEG, Building H1, Lake Forest, Illinois 60045.