Form 10-Q
period 2014-03-31
HOSPIRA INC
filed 2014-04-30
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 28, 2014, Registrant had outstanding 167,144,290 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Forward-Looking Statements
This report contains forward‑looking statements within the meaning of the federal securities laws that are based upon management’s assumptions and expectations regarding future events or circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements also can be identified by the use of forward‑looking words, such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira Inc.’s ("Hospira," "we," "us" or "our") plans, strategies, prospects and expectations regarding its business and industry are forward‑looking statements. You should be aware that these statements and any other forward‑looking statements in this document only reflect Hospira’s expectations and are not guarantees of performance. These forward-looking statements involve risks, uncertainties and assumptions, many of which are beyond Hospira’s control. Actual results and performance may differ materially from these forward-looking statements.
The forward-looking statements are based on assumptions about many factors, including the following:

•	continuing growth of our currently marketed products, and development of competitive products;

•
actions by the U.S. Food and Drug Administration ("FDA") or other regulatory bodies that could adversely impact our product development or the manufacturing, registration, importing or selling of products, or result in additional liabilities, or additional legislation, regulation or other governmental pressure in the U.S. and globally, any or all of which may affect pricing, biosimilar development, quality control, reimbursement, taxation or other elements of our business;

•
product quality or patient safety issues, leading to product recalls or other corrective actions, product withdrawals, device product remediation, replacement and retirement programs, product launch delays, import and export bans or restrictions, suspensions, sanctions, seizures, litigation or declining sales;

•
our ability to protect our intellectual property rights, including patents related to Precedex™, and the success of our life-cycle management programs, including the life-cycle management program related to Precedex™;

•	our ability to prevail against the intellectual property rights of third parties related to our research and development pipeline;

•
product development risks, including satisfactory clinical performance, general unpredictability associated with the product development cycle, the timing of regulatory approvals, the quality of our regulatory submissions and the satisfactory condition of our manufacturing facilities to support new product approvals, including our new Vizag, India facility, risks associated with biosimilar development including significant uncertainty concerning the regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

•	the availability and pricing of acceptable raw materials and component supplies; and

•	our ability to realize the anticipated benefits of our continuous improvement initiatives, including any modernization and streamlining activities.
Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Part I, Item 1A. Risk Factors," in Hospira's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), (ii) factors described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Hospira’s 2013 Form 10-K, as updated by Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, and (iii) matters discussed in "Part II, Item 8. Financial Statements and Supplementary Data, Note 25," in Hospira’s 2013 Form 10-K, as updated by Part I, Item 1. Financial Statements, Note 24, in this report. These forward-looking statements speak only as of the date on which the statements were made. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. Hospira undertakes no obligation to update or correct one or more of these statements and investors and others should not expect that Hospira will make additional updates or corrections.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales	$1,050.8	$884.0

Cost of products sold	681.2	733.9
Restructuring and impairment	0.7	8.8
Research and development	83.2	73.8
Selling, general and administrative	186.1	186.1
Total operating costs and expenses	951.2	1,002.6
Income (Loss) From Operations	99.6	(118.6)

Interest expense	20.5	19.6
Other (income) expense, net	(2.0)	2.3
Income (Loss) Before Income Taxes	81.1	(140.5)
Income tax expense (benefit)	16.5	(58.4)
Equity income from affiliates, net	(3.3)	(5.5)
Net Income (Loss)	$67.9	$(76.6)

Earnings (Loss) Per Common Share:
Basic	$0.41	$(0.46)
Diluted	$0.40	$(0.46)
Weighted Average Common Shares Outstanding:
Basic	166.5	165.3
Diluted	168.4	165.3

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes of $0.0 million for all periods	$28.7	$0.9
Pension liability adjustments, net of taxes of $(1.5) million and $(2.0) million, respectively	1.7	3.1
Losses on marketable equity securities, net of taxes of $0.0 million for all periods	(0.4)	—
Other Comprehensive Income	30.0	4.0
Net Income (Loss)	67.9	(76.6)
Comprehensive Income (Loss)	$97.9	$(72.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31,
	2014	2013
Cash Flow From Operating Activities:
Net Income (Loss)	$67.9	$(76.6)
Adjustments to reconcile Net Income (Loss) to net cash from operating activities-
Depreciation	43.9	41.7
Amortization of intangible assets	21.8	21.9
Stock-based compensation expense	11.0	11.5
Undistributed equity income from affiliates	(3.3)	(5.5)
Deferred income taxes and other tax adjustments	12.9	(43.9)
Impairments and other asset charges	—	55.5
Changes in assets and liabilities-
Trade receivables	20.4	20.5
Inventories	(70.4)	(51.5)
Prepaid expenses and other assets	(32.9)	(20.8)
Trade accounts payable	20.2	(12.5)
Other liabilities	(78.8)	75.8
Other, net	5.6	4.7
Net Cash Provided by Operating Activities	18.3	20.8

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(95.1)	(68.6)
Acquisition, net of cash acquired	(9.0)	—
Purchases of intangibles and other investments	(3.1)	(7.9)
Proceeds from disposition of businesses and assets	2.9	1.4
Net Cash Used in Investing Activities	(104.3)	(75.1)

Cash Flow From Financing Activities:
Other borrowings, net	(62.2)	11.2
Excess tax benefit from stock-based compensation arrangements	0.7	0.2
Proceeds from stock options exercised	25.2	2.7
Net Cash (Used in) Provided by Financing Activities	(36.3)	14.1

Effect of exchange rate changes on cash and cash equivalents	1.3	(5.1)

Net change in cash and cash equivalents	(121.0)	(45.3)
Cash and cash equivalents at beginning of period	798.1	772.1
Cash and cash equivalents at end of period	$677.1	$726.8

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$50.5	$14.4
Income taxes, net of refunds	$4.9	$6.1
Accrued capital expenditures	$23.0	$15.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$677.1	$798.1
Trade receivables, less allowances of $11.6 and $11.2, respectively	555.7	574.3
Inventories, net	1,138.3	1,066.2
Deferred income taxes and other	218.4	208.6
Prepaid expenses	68.6	90.0
Other receivables	145.9	101.3
Total Current Assets	2,804.0	2,838.5
Property and equipment, net	1,616.4	1,574.2
Intangible assets, net	161.6	172.2
Goodwill	1,070.3	1,057.7
Deferred income taxes	316.7	358.9
Investments	36.2	33.1
Other assets	152.5	144.3
Total Assets	$6,157.7	$6,178.9
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$31.9	$93.7
Trade accounts payable	339.5	329.2
Salaries, wages and commissions	127.9	185.4
Other accrued liabilities	568.3	556.8
Total Current Liabilities	1,067.6	1,165.1
Long-term debt	1,747.5	1,747.0
Deferred income taxes	5.5	3.2
Post-retirement obligations and other long-term liabilities	241.0	301.7
Commitments and Contingencies
Total Shareholders' Equity	3,096.1	2,961.9
Total Liabilities and Shareholders' Equity	$6,157.7	$6,178.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2014	166.0	$1.8	$(599.8)	$1,838.1	$1,923.8	$(202.0)	$2,961.9
Net Income	—	—	—	—	67.9	—	67.9
Other Comprehensive Income	—	—	—	—	—	30.0	30.0
Changes in shareholders' equity related to incentive stock programs	1.0	—	—	36.3	—	—	36.3
Balances at March 31, 2014	167.0	$1.8	$(599.8)	$1,874.4	$1,991.7	$(172.0)	$3,096.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Description of Business

Hospira, Inc. ("Hospira") is a provider of injectable drugs and infusion technologies that it develops, manufactures, distributes and markets globally. Hospira's portfolio includes generic injectables, biosimilars, and integrated infusion therapy and medication management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, Europe, Middle East and Africa ("EMEA") and Asia Pacific ("APAC"). See Note 25 for further information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with generally accepted accounting principles in the U.S. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on the 2013 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU 2013-04 is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is required. Hospira adopted ASU 2013-04 in the first quarter of 2014. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 clarifies the applicable guidance for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Hospira adopted ASU 2013-05 in the first quarter of 2014. There was no material impact to Hospira’s condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. Hospira prospectively adopted ASU 2013-11 in the first quarter of 2014. As a result, Hospira reduced long-term Deferred income taxes assets and Post-retirement obligations and other long-term liabilities presented on the condensed consolidated balance sheet by approximately $25.0 million. There was no material impact to Hospira’s condensed consolidated results of operations or cash flows upon adoption of this guidance.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 amends guidance for reporting discontinued operations and disposals of components of an entity. ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale be reported as discontinued operations. The guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. Hospira is currently evaluating the impact of ASU 2014-08 on its condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

Supplier Advances

Hospira has advanced a cumulative $75.0 million to Celltrion, Inc. and Celltrion Healthcare, Inc. (collectively "Celltrion") through March 31, 2014 for the purchase of certain biosimilar products. As of March 31, 2014, Hospira has received $11.8 million in inventory against these advances. Additional supplier advances for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Hospira has and may continue to make advances to Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to supply certain active pharmaceutical ingredient ("API") products, some of which may be settled upon the close of the pending acquisition transaction described in Note 2 or settled upon receipt of API products. The outstanding advances to this supplier were $21.8 million as of March 31, 2014.

Total supplier advances were $82.6 million and $102.2 million as of March 31, 2014 and December 31, 2013, respectively, and are included in Prepaid expenses and Other assets in the condensed consolidated balance sheets. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk.

Unapproved Products

Hospira capitalizes costs associated with certain products prior to regulatory approval and launch. Hospira capitalizes product costs, material and conversion costs, in preparation for product launches prior to regulatory approval when the products are considered to have a high probability of regulatory approval. Unapproved product inventories were $18.2 million and $7.1 million as of March 31, 2014 and December 31, 2013, respectively, and are included in Prepaid expenses and Other assets in the condensed consolidated balance sheets. Unapproved product reserves were $2.4 million and $2.3 million as of March 31, 2014 and December 31, 2013, respectively.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the "Agreement") with Orchid to acquire its penem and penicillin API business for $202.5 million in cash. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira related to assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk. In addition, supplier advances to Orchid made subsequent to the Agreement and outstanding as of closing will be settled as part of the purchase price or provided to Hospira in the form of future product deliveries. The pending acquisition includes a manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. During the three months ended March 31, 2014 and 2013, Hospira incurred $0.9 million and $1.7 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2014. Cumulative acquisition and integration-related costs as of March 31, 2014 were $6.5 million.

The Agreement contains customary covenants between Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations, changed conditions and regulatory considerations. The customary closing conditions include Orchid transferring the business and related assets to Hospira with satisfactory release of encumbrances, which may be delayed as Orchid attempts to obtain creditor and other necessary approvals, among other factors. Hospira expects to close the transaction in the first half of 2014, but can give no assurance that the transaction will be consummated during that time period, or at all.

Evolabis

In February 2014, Hospira acquired a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line around the globe. The impact of this acquisition is not anticipated to be material to Hospira's results of operations in 2014.

Note 3 — Restructuring Actions

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, other exit costs, contract termination costs, and gains or losses on disposal of assets.

Facilities Optimization

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. As part of this agreement, the buyer will purchase substantially all manufacturing facility assets and take responsibility for manufacturing the components and sub-assemblies Hospira currently produces in Buffalo for various Hospira manufacturing facilities. As a result of the transaction, Hospira expects to incur a pre-tax loss on disposal of assets of approximately $5 million, and expects to close the transaction in mid-2014.

Other Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In late 2012 and continuing into 2014, Hospira incurred costs, primarily in the APAC and EMEA segments, to optimize both commercial organizational structures and exit device products in certain APAC markets. As Hospira continues to optimize its global commercial operations and align investments to support future growth, Hospira anticipates that similar restructuring actions will continue through 2015. The aggregate costs are reported in Restructuring and impairment and primarily include severance charges of $11.8 million and contract termination charges of $3.1 million. Of the aggregate costs, $0.3 million and $4.1 million were incurred in the three months ended March 31, 2014 and 2013, respectively.

The following summarizes the aggregate restructuring activity for the three months ended March 31, 2014:

(dollars in millions)	Employee-Related Benefit Costs	Other	Total
Balance at January 1, 2014	$2.5	$1.8	$4.3
Costs incurred	0.3	—	0.3
Payments	(0.8)	—	(0.8)
Balance at March 31, 2014	$2.0	$1.8	$3.8

Note 4 — Device Strategy

Hospira continues to implement its Device Strategy, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued

advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next generation technology, such as the Plum 360™ and Sapphire™+ pumps, to support further modernization of its installed base. Under the retirement and replacement actions, Hospira's focus is on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Among alternatives to be provided to customers, Hospira is offering customer sales allowances and/or accommodations which may be used as a credit for transitioning to alternative technology.

In connection with the Device Strategy, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pretax basis. The total estimated aggregate charges include pre-tax cash costs of approximately $240 million to $290 million. Major cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; and (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs. Further, of the total pre-tax charges, approximately $60 million relates to non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended March 31,		Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013
Customer sales allowances	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction, and other costs	5.6	23.6	Cost of products sold
Inventory charges	0.3	48.9	Cost of products sold
Other asset impairments and accelerated depreciation	0.4	4.7	Restructuring and impairment
Total charges	$6.3	$181.5

The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

See Note 16 for Device Strategy related and other accrual activity for the three months ended March 31, 2014.

Note 5 — Collaborative and Other Arrangements

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for three biosimilar products: Hospira's erythropoietin biosimilar ("EPO") (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single calendar year and such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the products. In certain instances that result in the delay or failure of the products to be marketed (other than the failure of the products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. For the three months ended March 31, 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $6.9 million. Cumulative development funding as of March 31, 2014 was $56.9 million.

For information on other Hospira collaborative and other arrangements see Note 5 to Hospira’s consolidated financial statements included in Hospira’s 2013 Form 10-K.

Note 6 — Investments

Investments include equity-method investments in which Hospira has significant influence but not control over the investee. The majority of Hospira’s equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, Gujarat State, India. Equity income from affiliates, net, including the ZHOPL equity investment, was $3.3 million and $5.5 million for the three months ended March 31, 2014 and 2013, respectively. No distributions were received from ZHOPL during the three months ended March 31, 2014 and 2013.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Revenue	$16.3	$25.3
Operating expenses	10.2	13.6
Operating income	6.1	11.7
Net Income	4.6	9.3

During the three months ended March 31, 2013, Hospira assessed the decline in the market value of its marketable equity securities to be other-than-temporary, primarily due to the nature and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized impairment charges of $2.1 million in Other (income) expense, net.

Note 7 — Fair Value Measures

The following table summarizes the methodology used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	March 31,			Significant Unobservable Inputs
(dollars in millions)	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$4.0	$—	$4.0	$—
Available-for-sale marketable equity securities	3.4	3.4	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	1.0	—	1.0	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
(dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$2.8	$—	$2.8	$—
Available-for-sale marketable equity securities	3.8	3.8	—	—
Financial Liabilities:
Foreign currency forward exchange contracts	0.1	—	0.1	—

The fair value of Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of Cash and cash equivalents, which include money market fund instruments, approximate their carrying value due to their short-term nature, and are within Level 1 of the fair value hierarchy. The fair value of Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value.

The carrying values of certain financial instruments, primarily Trade receivables, Trade accounts payable and Short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	March 31, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,877.2	$1,750.0	$1,794.8

Note 8 — Financial Instruments and Derivatives

Hospira’s operations are exposed to market risk primarily due to changes in currency exchange and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira’s financial instruments and derivatives, see Note 8 to Hospira’s consolidated financial statements included in Hospira’s 2013 Form 10-K.
In November 2013 and January 2014, Hospira entered into foreign currency exchange option contracts, with an aggregate notional value of 9.0 billion India rupees, to hedge the pending acquisition of Orchid's penem and penicillin API business. See Note 2 for further information regarding the pending acquisition. These transactions have been entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the future anticipated purchase price. Since the derivatives are hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives will be recognized in Other (income) expense, net, in the condensed consolidated financial statements.
The following table summarizes Hospira’s fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	March 31,	December 31,
(dollars in millions)		2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:	Other receivables	$4.0	$2.8
	Other accrued liabilities	1.0	0.1

The impact on earnings from derivatives activity was as follows:

	Presentation of (Gain) Loss Recognized on Derivatives	Three Months Ended March 31,
(dollars in millions)		2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other (income) expense, net	$(0.7)	$7.0

Note 9 — Inventories, Net

Inventories, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2014	2013
Finished products	$491.4	$442.3
Work in process	295.4	294.1
Materials	351.5	329.8
Total	$1,138.3	$1,066.2

Inventory reserves were $146.6 million and $143.3 million at March 31, 2014 and December 31, 2013, respectively.

Note 10 — Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2014	2013
Property and equipment, at cost	$3,369.1	$3,286.2
Accumulated depreciation	(1,752.7)	(1,712.0)
Total property and equipment, net	$1,616.4	$1,574.2

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes Goodwill and Intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at December 31, 2013	$1,057.7	$172.2
Additions	7.1	8.0
Amortization	—	(21.8)
Currency translation effect and other	5.5	3.2
Balance at March 31, 2014	$1,070.3	$161.6

Additions to Goodwill and Intangible assets, net are primarily related to Hospira's acquisition of Evolabis as discussed in Note 2, and are allocated to the Americas reportable segment. See Note 25 for information on reportable segments.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 9 years). Indefinite lived intangibles, principally in-process research and development ("IPR&D"), are not amortized until completion and regulatory approval. Intangible asset amortization expense was $21.8 million and $21.9 million for the three months ended March 31, 2014 and 2013, respectively, and reported in Cost of products sold. Intangible asset amortization is estimated at $79 million for 2014, $46 million for 2015, $25 million for 2016, $15 million for 2017, and $5 million for 2018.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible assets, net
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(dollars in millions)	2014	2013	2014	2013	2014	2013
Product rights and other	$593.6	$562.6	$(462.9)	$(422.9)	$130.7	$139.7
Customer relationships	15.0	11.9	(11.3)	(7.8)	3.7	4.1
IPR&D	1.3	2.2	—	—	1.3	2.2
Technology	50.8	48.9	(24.9)	(22.7)	25.9	26.2
	$660.7	$625.6	$(499.1)	$(453.4)	$161.6	$172.2

Note 12 — Other Assets

Other assets consist of the following:

	March 31,	December 31,
(dollars in millions)	2014	2013
Supplier advances	$64.5	$59.8
Net investment in sales-type leases, less current portion	17.5	19.9
All other	70.5	64.6
Total	$152.5	$144.3

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consist of the following:

	March 31,	December 31,
(dollars in millions)	2014	2013
Minimum lease payments receivables	$29.2	$32.1
Unearned interest income	(2.8)	(3.3)
Net investment in sales-type leases	26.4	28.8
Current portion (1)	(8.9)	(8.9)
Net investment in sales-type leases, less current portion (1)	$17.5	$19.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of March 31, 2014 and December 31, 2013, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2014	2013
Accrued rebates	$142.7	$150.4
Income taxes payable	11.0	10.4
Product recalls, customer sales allowances, customer accommodations and other related accruals	120.8	110.5
Accrued returns	20.8	20.1
All other	273.0	265.4
Total	$568.3	$556.8

See Notes 4 and 16 for further details regarding product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2014	2013
Accrued post-retirement medical and dental costs	$48.0	$48.3
Pension liabilities	45.9	46.9
Unrecognized tax benefits, including penalties and interest	22.7	45.7
Product recalls, customer sales allowances, customer accommodations and other related accruals	76.7	103.7
Accrued returns	10.9	10.3
All other	36.8	46.8
Total	$241.0	$301.7

See Notes 4 and 16 for further details regarding product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Accruals for various product recalls, customer sales allowances, customer accommodations, and other related accruals were $197.5 million and $214.2 million as of March 31, 2014 and December 31, 2013, respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets, respectively. Customer sales allowance charges are recognized in Net sales, while charges associated with product recalls, customer accommodations, and other related costs are recognized in Cost of products sold.

The following summarizes product recalls, customer sales allowances, customer accommodations, and other related accrual activity for the three months ended March 31, 2014:

(dollars in millions)
Balances at January 1, 2014	$214.2
Provisions and releases of prior provisions	(5.0)
Payments	(11.7)
Balances at March 31, 2014	$197.5

Note 17 — Pension and Other Post-Retirement Benefits

Hospira's retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans ("pension plans"), post-retirement medical and dental plans ("medical and dental plans") and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net periodic benefit cost recognized for Hospira's pension and post-retirement medical and dental benefits consist of the following:

	Pension Plans
	Three Months Ended March 31,
(dollars in millions)	2014	2013
Service cost for benefits earned during the period	$0.4	$0.4
Interest cost on projected benefit obligations	6.5	5.9
Expected return on plans' assets	(7.8)	(7.8)
Amortization of net actuarial losses	3.1	4.8
Net periodic benefit cost	$2.2	$3.3

	Medical and Dental Plans
	Three Months Ended March 31,
(dollars in millions)	2014	2013
Service cost for benefits earned during the period	$—	$0.1
Interest cost on projected benefit obligations	0.6	0.5
Amortization of net actuarial losses	0.1	0.1
Net periodic benefit cost	$0.7	$0.7

Hospira has no estimated U.S. minimum required contribution for 2014 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira’s funding policy requires contributions to our defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan for the three months ended 2014, nor does Hospira expect to make any discretionary cash contributions in 2014.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan (the "Plan"). For the three months ended March 31, 2014 and 2013, expenses associated with the Plan were $11.6 million and $11.0 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of March 31, 2014, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant and may limit Hospira's availability for borrowings to less than $1.0 billion. As of March 31, 2014, Hospira had approximately $837 million of availability for borrowings under the Revolver.

As of March 31, 2014, Hospira was in compliance with all financial covenants.

Note 19 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward in Australia, for years 2009 forward in Canada and for years 2010 forward in the U.S. and United Kingdom. Hospira estimates that within the next twelve months a decrease of up to $5 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute expirations.

Note 20 — Shareholders’ Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of March 31, 2014 and December 31, 2013, 180.2 million and 179.1 million common shares were issued and 167.0 million and 166.0 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira’s Board of Directors authorized the repurchase of up to $1.0 billion of Hospira’s common stock. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No common stock repurchases were made during the three months ended March 31, 2014.

Note 21 — Accumulated Other Comprehensive Loss, Net of Tax

Changes in Accumulated Other Comprehensive Loss, net of taxes, consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Gains on Marketable Equity Securities(1)	Cumulative Losses on Terminated Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(98.4)	$(103.4)	$1.5	$(1.7)	$(202.0)
Other comprehensive income (loss) before reclassifications	28.7	—	(0.4)	—	28.3
Amounts reclassified from accumulated other comprehensive loss	—	1.7	—	—	1.7
Balance at March 31, 2014	$(69.7)	$(101.7)	$1.1	$(1.7)	$(172.0)

(1)	Net of taxes of $0.0 million as of March 31, 2014 and December 31, 2013.

(2)	Net of taxes of $60.5 million and $62.0 million as of March 31, 2014 and December 31, 2013, respectively.

(3)	Net of taxes of $1.1 million as of March 31, 2014 and December 31, 2013.

The following summarizes reclassifications out of Accumulated Other Comprehensive Loss:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(dollars in millions)	Three Months Ended March 31, 2014	Line Item in the Condensed Consolidated Statement of Income (Loss)
Amortization of pension plans actuarial losses	$3.1	(1)
Amortization of medical and dental plans actuarial losses	0.1	(1)
Total amortization before income taxes	3.2
	(1.5)	Income tax expense (benefit)
Net of income taxes	1.7

Total reclassifications for the period	$1.7

(1)	These Accumulated Other Comprehensive Loss components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

Note 22 — Earnings (Loss) Per Share

Basic Earnings (Loss) Per Share is computed by dividing Net Income (Loss) by the number of weighted average common shares outstanding during the reporting period. Diluted Earnings (Loss) Per Share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating Diluted Earnings (Loss) Per Share:

	Three Months Ended March 31,
(shares in millions)	2014	2013
Weighted average basic common shares outstanding	166.5	165.3
Incremental shares outstanding related to stock-based awards	1.9	—
Weighted average dilutive common shares outstanding	168.4	165.3

For the three months ended March 31, 2013, 0.7 million incremental shares related to stock-based awards were not included in the computation of Diluted Earnings (Loss) Per Share because of the net loss during the three months ended March 31, 2013. The number of outstanding stock-based awards to purchase Hospira stock for which the exercise price of the awards exceeded the average stock price was 5.1 million and 11.0 million for the three months ended March 31, 2014 and 2013, respectively. Accordingly, these share-based awards are excluded from the Diluted Earnings (Loss) Per Share calculation for these periods.

Note 23 — Incentive Stock Program

Hospira’s 2004 Long-Term Stock Incentive Plan, as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units), and cash-based awards to employees and non-employee directors. Stock-based compensation expense of $11.0 million and $11.5 million was recognized for the three months ended March 31, 2014 and 2013, respectively. The related income tax benefit recognized was $4.0 million and $4.2 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $106.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.5 years.

Stock Options

During the three months ended March 31, 2014, 1.4 million options were granted to certain employees primarily as part of the 2014 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over four years, and have a seven-year term. The expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees’ post-vesting forfeitures and exercises.

The weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants, were as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility	27.7%	30.2%
Expected life (years)	4.7	5.1
Risk-free interest rate	1.5%	0.9%
Expected dividend yield	0.0%	0.0%
Fair value per stock option	$11.26	$8.20

Performance Share Awards

During the three months ended March 31, 2014, 0.1 million performance share awards were granted to key members of management primarily as part of the 2014 annual grant. These awards vest at the end of the three-year performance cycle. The amount of awards is earned based on a formula measuring performance using relative total shareholder return over a three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility	30.8%	30.8%
Risk-free interest rate	0.6%	0.4%
Expected dividend yield	0.0%	0.0%
Fair value per performance share	$54.55	$29.46

Restricted Stock Units

During the three months ended March 31, 2014, 0.8 million restricted stock units ("restricted awards") were granted to certain employees and non-employee directors primarily as part of the 2014 annual grant. Hospira issues restricted awards with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted awards granted for the three months ended March 31, 2014 was $42.74 per restricted award. The weighted average grant date fair value for the three months ended 2013 was $28.95.

Note 24 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira’s business, including in some instances when Hospira operated as part of Abbott Laboratories.

Precedex™ Matters

Hospira is involved in seven patent lawsuits concerning Hospira’s Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent.

On September 4, 2009, Hospira brought suit against Sandoz International GmbH and Sandoz, Inc. for patent infringement. The lawsuit, which alleges infringement of U.S. Patent Nos. 4,910,214 ("214") (expired January 15, 2014) and 6,716,867 ("867") (expires March 31, 2019), was filed in the U.S. District Court for the District of New Jersey: Hospira, Inc. and Orion Corp. v. Sandoz International GmbH and Sandoz, Inc. (D. N.J. 2009). The lawsuit is based on Sandoz’s "Paragraph IV" notice indicating that Sandoz has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Sandoz’s ANDA has received tentative approval from the FDA. Trial of this matter has concluded. On April 30, 2012 the court issued its opinion. The court ruled that:

(i) the 214 patent is valid and infringed by the Sandoz defendants; and (ii) the 867 patent is invalid as obvious. Hospira and Sandoz have both appealed the District Court ruling to the United States Court of Appeals for the Federal Circuit. The appeal is pending. In December 2013, Hospira entered into a settlement agreement in its patent litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz’s "Paragraph IV" notice indicating that it has filed an ANDA with the FDA for a generic version of Precedex™. The agreement provides for a market entry date for Sandoz to sell a generic version of Precedex™ no later than December 26, 2014. The agreement also includes a number of accelerator provisions which, if triggered, could lead to an earlier Sandoz market entry date, and is subject to standard contingencies.

On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. ("Caraco") for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 867 (referred to above) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco’s "Paragraph IV" notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco’s ANDA has received tentative approval from the FDA.

On April 18, 2014, Hospira brought suit in separate actions against the following parties alleging infringement of the 867 patent: Akorn, Inc. (pending in the U.S. District Court for the Northern District of Illinois: Hospira, Inc. and Orion Corporation v. Akorn, Inc., No. 14-cv-02811 (N.D. Ill. 2014)); Actavis US Holding LLC and Actavis LLC (pending in the U.S. District Court for the District of Delaware: Hospira, Inc. and Orion Corporation v. Actavis US Holding LLC and Actavis LLC., No. 14-cv-00488 (D. De. 2014)); Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories (pending in the U.S. District Court for the District of Delaware: Hospira, Inc. and Orion Corporation v. Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories, No. 14-cv-00487 (D. De. 2014)); Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc. (pending in the U.S. District Court for the District of Delaware: Hospira, Inc. and Orion Corporation v. Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc., No. 14-cv-00486 (D. De. 2014)); and Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. USA (pending in the U.S. District Court for the Middle District of North Carolina: Hospira, Inc. and Orion Corporation v. Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. USA, No. 14-cv-00336 (M.D. N.C. 2014)). The lawsuits are based on the "Paragraph IV" notice provided by the respective ANDA holders above indicating that each has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs.

On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors for Precedex™ concentrate regarding the ability of potential competitors to "carve-out" labeled indications and potentially achieve final product approval at any time. Depending on how it rules, action by the FDA could lead to one or more launches of generic Precedex™ concentrate anytime thereafter.

Securities Litigation

Hospira and certain of its corporate officers and former corporate officers are defendants in a lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees’ Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, amended complaint filed June 25, 2012 and pending in the United States District Court for the Northern District of Illinois. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira’s financials and business prospects and failed to disclose material facts affecting Hospira’s financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of fourth quarter, 2009 financial results) through October 17, 2011 (Hospira announced preliminary financial results for third quarter, 2011 on October 18, 2011). The lawsuit seeks class action status and damages including interest, attorneys’ fees and costs. The parties have reached a tentative agreement to settle this matter. It is anticipated that the settlement will be fully funded by insurance proceeds.

Derivative Securities Litigation

Hospira is a nominal defendant in a consolidated shareholder derivative lawsuit, which name as defendants certain Hospira officers, certain former officers and members of Hospira’s Board of Directors. The case is: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant). In general terms, the lawsuit alleges breaches of fiduciary duties by the individual defendants and seeks damages, purportedly on behalf of Hospira. On April 9, 2012, the Hospira Board of Directors received a letter from a law firm on behalf of a Hospira shareholder regarding "Demand Upon the Board of Directors to Investigate Claims, Initiate Legal Action and Take Necessary and Appropriate Remedial Measures." On February 10, 2014, the Hospira Board of Directors received a second letter on behalf of a Hospira shareholder regarding "Shareholder Demand for Action by the Board of Directors." Both letters request investigation of matters covered by the securities and derivative lawsuits that were previously filed, as set forth above.

Regulatory Matters

Hospira’s businesses are subject to regulatory inspections by regulatory authorities across the globe. Such regulatory inspections may lead to observations (commonly referred to as Form 483 observations in the U.S.), untitled letters, warning letters or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations.

Hospira has received warning letters from the FDA related to matters affecting its pharmaceutical and device manufacturing facilities in Clayton and Rocky Mount, North Carolina, its device manufacturing facility in La Aurora de Heredia, Costa Rica, Irungattukottai, India ("IKKT" facility), and its device quality systems and governance in Lake Forest, Illinois. The Company has responded fully, and in a timely manner, to these warning letters. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. While Hospira continues implementing its remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified in the warning letters.

Litigation Exposure Evaluation

Hospira’s litigation exposure, including product liability claims, is evaluated each reporting period. Hospira’s accruals, which are not significant at March 31, 2014 and December 31, 2013, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira’s financial position, cash flows, or results of operations.

Note 25 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas reportable segment includes three operating segments, the U.S., Canada and Latin America; the EMEA reportable segment includes one operating segment, Europe, the Middle East and Africa; and the APAC reportable segment includes two operating segments, Asia & Japan and Australia & New Zealand. In all segments, Hospira sells a broad line of products, including Specialty Injectable Pharmaceuticals, Medication Management, and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets, and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

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

Reportable segment information:

The table below presents information about Hospira's reportable segments for the three months ended March 31:

	Net Sales		Income (Loss) From Operations
(dollars in millions)	2014	2013	2014	2013
Americas	$841.8	$698.4	$141.8	$(25.7)
EMEA	132.7	117.1	(14.1)	(44.2)
APAC	76.3	68.5	0.9	(16.8)
Total reportable segments	$1,050.8	$884.0	128.6	(86.7)
Corporate functions			(18.0)	(20.4)
Stock-based compensation			(11.0)	(11.5)
Income (Loss) From Operations			99.6	(118.6)
Interest expense and Other (income) expense, net			(18.5)	(21.9)
Income (Loss) Before Income Taxes			$81.1	$(140.5)

Net sales and Income (Loss) From Operations for the three months ended March 31, 2013 includes charges of $104.3 million, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. See Note 4 for further information.

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

Hospira’s portfolio of products includes Specialty Injectable Pharmaceuticals, Medication Management, and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals, which represented approximately 68% of global Net sales for the first three months of 2014, includes Hospira’s generic acute-care and oncology injectable products, biosimilars and the proprietary sedation agent Precedex™. Hospira’s Specialty Injectable Pharmaceuticals portfolio also includes many of its products offered in differentiated delivery formats. Medication Management, which represented approximately 20% of global Net sales for the first three months of 2014, includes the company’s medication management systems and gravity administration sets. Medication management systems are integrated infusion delivery systems that include dedicated administration sets and safety software system offerings, that help make the medication delivery process safer and more efficient. Other Pharmaceuticals, which represented approximately 12% of global Net sales for the first three months of 2014, includes intravenous solutions and One2One™, Hospira's global contract manufacturing services.

Hospira derived 80% of its first quarter 2014 global Net sales from the Americas, which includes the United States ("U.S."), Canada and Latin America; 13% of its first quarter 2014 global Net sales from Europe, Middle East and Africa ("EMEA"); and, 7% of its first quarter 2014 global Net sales from Asia Pacific, which includes Asia, Japan, Australia and New Zealand ("APAC").

Hospira’s biosimilars, generic pharmaceuticals and device products are key strategic growth drivers. Through continued global expansion, biosimilar research and development, work with collaborative partners, and Hospira's Device Strategy (discussed below), Hospira continues to position itself to deliver a broad portfolio of products used by hospitals and other healthcare providers around the globe.

In addition to product development and expansion, Hospira seeks opportunities for continuous improvement (including efficiency, effectiveness and competitiveness to improve its cost base and cash flows) demonstrated through Hospira’s continued construction of a manufacturing facility in Vizag, India, and the anticipated closing of an acquisition, in which Hospira will acquire Orchid Chemicals & Pharmaceuticals Ltd.'s ("Orchid") penem and penicillin Active Pharmaceutical Ingredient ("API") business located in India.

Although product development and expansion are areas of significant investment, Hospira recognizes that its industry is complex, evolving and highly regulated. Hospira has made substantial investments designed to meet the ever-increasing demands of the highly regulated industry in which it operates. Hospira works closely with regulators, including the U.S. Food and Drug Administration ("FDA") and other regulatory bodies around the world, and has undertaken significant initiatives, including its Device Strategy and certain quality matters, to support its products in a highly regulated industry. Specifically, Hospira is working to address matters involving our facilities and processes raised in warning letters received from the FDA. Hospira has developed and is implementing remediation plans, which involve changes to facilities, processes and products, and will involve capital and operating expenditures.

For additional overview information on Hospira, see "Item 1. Business" in Hospira's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").

Product Development and Product Launches

Hospira manages its product development programs and related costs through the following four categories: biosimilars, generic pharmaceuticals, device products, and proprietary pharmaceuticals.

Biosimilar Product Development

As of March 31, 2014, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (collectively "Celltrion"), consisted of up to 11 compounds. Updates for certain products in the pipeline include the following:

•
Inflectra™: Hospira's infliximab biosimilar, Inflectra™, has received approval in all European Economic Area ("EEA") countries. Hospira has launched Inflectra™ in several early-launch countries and is working to further commercialize Inflectra™ in all EEA countries at the earliest opportunity taking into account any relevant patent protection and other factors. Celltrion is able to commercialize its infliximab product in the same territories; and

•
EPO: In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin ("EPO") for patients with certain renal dysfunction who have anemia. In December 2013, Hospira received positive results of its Phase I U.S. EPO clinical study which met primary and secondary endpoints, and Hospira's review of these results concluded in January. Hospira's biosimilar EPO development program is expected to continue into 2015.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50 million in any single calendar year, and such amounts are recorded as an offset to Research and development ("R&D") expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. This agreement aligns with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For the three months ended March 31, 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $6.9 million. Cumulative development funding as of March 31, 2014 was $56.9 million.

Generic Pharmaceutical Product Development

Hospira includes products in its pipeline if they are approved for development and activity has occurred. As of March 31, 2014, Hospira's generic pharmaceutical pipeline consisted of 68 compounds. A majority of Hospira's current pipeline consists of compounds related to oncology, anti-infectives, anesthesia and analgesia.

In addition, in 2011 Hospira adopted a global expansion program related to its generic specialty injectable pharmaceutical product line. Execution of this program has involved, and will involve, Hospira qualifying certain of its on-market products into new countries. Hospira continues to qualify certain on-market products, and is on pace to achieve over 250 cumulative new to country submissions since program inception through the end of 2014.

Device Product Development

Hospira’s device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

Hospira continues to implement its Device Strategy, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Under this initiative, Hospira's development efforts for on-market products will focus on the Plum A+™, Sapphire™ and LifeCare PCA™ platforms. In addition, Hospira is investing in the development of next-generation pump technology, such as the Plum 360™ and Sapphire™+ pumps, while furthering Hospira's position in providing intravenous clinical integration technology, which integrates infusion systems with electronic health records. For further information related to the Device Strategy, see the section captioned "Device Strategy" below.

Proprietary Pharmaceutical Product Development

As of March 31, 2014, Hospira had in development two proprietary pharmaceuticals, Precedex™ and Dyloject™, for which development spending is now nominal.

Research and Development Expense

Hospira's R&D expenses were $83.2 million and $73.8 million for the three months ended March 31, 2014 and 2013, respectively. R&D expense includes costs identifiable to specific development projects, support activities that are essential to all of Hospira's R&D operations and upfront and development milestone payments associated with external collaborative or other arrangements. For the three months ended March 31, 2014 and 2013, specific project costs included EPO Phase III U.S. clinical trial expenses and other related project costs representing approximately 21% and 16% of total R&D expense, respectively, net of R&D arrangement funding reimbursements recognized as an offset to R&D expense. As Hospira's biosimilar development programs progress, Hospira expects that over the next several years, the amount of spending on the biosimilar programs will remain a higher percentage of Hospira's total R&D expense. Other than EPO Phase III costs, the costs attributable to a specific project were not individually material to Hospira's R&D expense line item for the periods presented.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, other exit costs, contract termination costs, and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2014, Hospira continues to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. Capital expenditures and related start-up costs are anticipated, with the first commercial production expected by the end of 2014, with production increasing over the course of the next several years. In aggregate, Hospira estimates Vizag, India capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total capital expenditures of $247.1 million through March 31, 2014. For the Vizag, India capacity expansion, capital expenditures were $19.9 million for the three months ended March 31, 2014. Capital expenditures in 2014 are expected to be approximately $90 million with the remaining amounts to be capitalized in subsequent years.

Hospira currently purchases certain oncology drugs from Hospira's joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL"), a pharmaceutical company located in Ahmedabad, India. Hospira and the joint venture continue to advance plans, initiated in 2011 and continuing through 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira expects 2014 and 2015 to be peak years for manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs. The estimated range of costs in 2014 is expected to be approximately $70 million to $90 million, subject to timing of applicable regulatory approval and other external factors. For the three months ended March 31, 2014 and 2013, Hospira incurred charges of $14.0 million and $3.7 million, respectively, primarily related to start-up and facility validation activities which are reported in Cost of products sold. Since inception, charges incurred through March 31, 2014 were $58.2 million. Hospira anticipates the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As Hospira transitions from start-up to normalized production levels, Hospira may incur further unabsorbed costs which will be impacted by the rate of transition and utilization of each production line.

In March 2014, the FDA concluded a pre-approval inspection at the Vizag, India facility which resulted in the FDA issuing a Form 483 listing 10 observations. Hospira has responded to the observations and is awaiting the outcome of the FDA's review.

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

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. As part of this agreement, the buyer will purchase substantially all manufacturing facility assets and take responsibility for manufacturing the components and sub-assemblies Hospira currently produces in Buffalo for various Hospira manufacturing facilities. As a result of the transaction, Hospira expects to incur a pre-tax loss on disposal of assets of approximately $5 million, and expects to close the transaction in mid-2014.

Restructuring

In late 2012 and continuing into 2014, Hospira incurred costs, primarily in the APAC and EMEA segments, to optimize both commercial organizational structures and exit device products in certain APAC markets. As Hospira continues to optimize its global commercial operations and align investments to support future growth, Hospira anticipates that similar restructuring actions will continue through 2015. The aggregate costs are reported in Restructuring and impairment and primarily include severance charges of $11.8 million and contract termination charges of $3.1 million. Of the aggregate costs, $0.3 million and $4.1 million were incurred in the three months ended March 31, 2014 and 2013, respectively.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income (loss) line items as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Cost of products sold	$14.0	$3.7
Restructuring and impairment	0.3	4.1
Total charges	$14.3	$7.8

As Hospira continues to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. generally accepted accounting principles ("GAAP"), among other factors. For further information regarding the impact of these continuous improvement activities, see Note 3 to the condensed consolidated financial statements included in Item 1 of this report. For more information about risks related to these matters, see the section captioned "Hospira's continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt Hospira's business and may not result in the intended improvement or cost savings" in "Part I, Item 1A. Risk Factors" of Hospira's 2013 Form 10-K.

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business)

On August 29, 2012, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, ("Hospira India") entered into a definitive agreement (the "Agreement") with Orchid to acquire its penem and penicillin API business for $202.5 million in cash. Orchid is a current supplier of APIs to Hospira and will continue to supply cephalosporin APIs following the pending acquisition. In March 2013, the Agreement was amended to increase the purchase price to approximately $218 million to include additional assets to be purchased by Hospira related to assets previously subject to the original Agreement and to change the purchase price currency from U.S. dollar to Indian rupee, which may result in a higher or lower payment upon close based upon the currency fluctuations between the Indian rupee and the U.S. dollar. As part of the Agreement, Hospira re-characterized $15.0 million of previous inventory supply advances as an advanced payment of the purchase price to be settled at closing, and is subject to credit risk. In addition, supplier advances to Orchid made subsequent to the Agreement and outstanding as of closing will be settled as part of the purchase price or provided to Hospira in the form of future product deliveries. The pending acquisition includes a manufacturing facility located in Aurangabad, India, and a research and development facility based in Chennai, India, along with the related assets and employees associated with those operations. During the three months ended March 31, 2014 and 2013, Hospira incurred $0.9 million and $1.7 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative, and expects to incur additional costs in 2014. Cumulative acquisition and integration-related costs as of March 31, 2014 were $6.5 million.

The Agreement contains customary covenants between Hospira India and Orchid. The transaction is subject to customary closing conditions and regulatory approvals and it is possible that the Agreement may be further modified by Hospira India and Orchid prior to closing to reflect additional negotiations, changed conditions and regulatory considerations. The customary closing conditions include Orchid transferring the business and related assets to Hospira with satisfactory release of encumbrances, which may be delayed as Orchid attempts to obtain creditor and other necessary approvals, among other factors. Hospira expects to close the transaction in the first half of 2014, but can give no assurance that the transaction will be consummated during that time period, or at all.

For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the anticipated benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Part I, Item 1A. Risk Factors" in Hospira's 2013 Form 10-K.

Evolabis

In February 2014, Hospira acquired a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line around the globe. The impact of this acquisition is not anticipated to be material to Hospira's results of operations in 2014.

Certain Quality and Product Related Matters

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other domestic and foreign regulatory authorities. Hospira’s manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to, including, but not limited to, inspection observations (commonly called Form 483 observations in the U.S.), warning letters (directing the company to respond and to take voluntary corrective action), untitled letters (which cite observations that do not meet the threshold of regulatory significance for a warning letter, but require the company to respond and to take corrective action), or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations. Any of these regulatory actions as well as Hospira’s inspections, reviews and commitments may require remediation activities with respect to products, facilities and quality/production policies, procedures and processes.

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

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities. At the close of a June 2013 inspection at the Clayton facility, the FDA did not issue a Form 483, thus, there were no observations from that inspection which led to the facility status being designated as No Action Indicated ("NAI"). In March 2013, the FDA issued a Form 483 listing observations after inspection of the Rocky Mount facility as a sterile pharmaceutical manufacturer, which identified further areas for remediation and improvement. A number of the observations dealt with matters for which remediation was already underway but not yet complete or were matters previously self-identified for remediation by Hospira that were scheduled to be addressed in the latter part of Hospira's remediation and modernization plans. In February 2014, the status of Rocky Mount's pharmaceutical manufacturing was upgraded to Voluntary Action Indicated ("VAI") status. Under NAI or VAI status, Hospira is free to pursue new product approvals and export certifications for pharmaceutical products manufactured at Clayton and Rocky Mount.

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

In November 2012, the FDA issued an import alert that prohibits the importation of Symbiq™ infusion pumps into the U.S., and in February 2013, the FDA expanded the import alert to prohibit the importation into the U.S. of the Plum™, GemStar™, and LifeCare PCA™ infusion pumps which are manufactured in Hospira's Costa Rica facility. The FDA's import alert does not restrict the importation of Hospira's other medication management products, including consumables or Hospira's other infusion pump accessories. Hospira cannot predict when the FDA import alert for the above infusion devices will end. The FDA import alert is not expected to be lifted until at least the re-inspection of the Costa Rica facility, and perhaps other related facilities, occurs and the FDA is satisfied with the results and until Hospira demonstrates adequate progress on its Device Strategy. Hospira continues to support the repair and service of all impacted pumps to existing customers in the U.S.

Other regulatory agencies have restricted the supply of Hospira infusion pumps into certain international markets for reasons similar to those cited by the FDA in its August 2012 Warning Letter concerning Hospira's Costa Rica facility. During 2013, the National Standards Authority of Ireland ("NSAI") performed two audits of Hospira's Lake Forest site. The NSAI has reissued the International Organization for Standardization certifications for the Lake Forest and Costa Rica sites, which allows Hospira to continue to import, tender, sell and distribute consumables or Hospira's other infusion pump accessories in various international markets. NSAI also communicated to Hospira that the European Conformity ("CE") certificate for infusion pumps and related software, covering Plum A+™ and Hospira MedNet™ expired and were withdrawn on August 31, 2013. Hospira intends to file a new submission to regain CE marking for certain infusion devices and related software during 2014. Hospira cannot predict the timing and outcome of obtaining these new CE certificates, which if not received could negatively impact Hospira's ongoing sales of device products.

Warning Letters (May 2013) and Related Matters

In May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's device quality systems and governance in Lake Forest, Illinois, in January and February 2013 ("2013 Device Warning Letter"). The 2013 Device Warning Letter cited current good manufacturing practice deficiencies, including failures related to design controls, corrective and preventive actions, complaint handling, purchasing controls and document controls and other inadequacies, including deviations from the medical device reporting regulation. Hospira's Lake Forest site does not manufacture any device products but performs many portions of Hospira's quality system procedures which support all of Hospira's device products and operations.

Also in May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's pharmaceutical manufacturing facility in Irungattukottai, India ("IKKT" facility) in October 2012 ("2013 Pharmaceutical Warning Letter"). The 2013 Pharmaceutical Warning Letter cited current good manufacturing practice deficiencies, including failure to establish and follow appropriate written procedures, including validation of all aseptic and sterilization processes, and failure to appropriately maintain manufacturing facilities.

In December 2013, the FDA completed a follow-up inspection of Hospira's IKKT facility. At the close of the inspection, the FDA issued a Form 483 listing observations related primarily to processes and procedures. Hospira responded to the specific FDA observations in January 2014, having already completed a majority of the identified corrective actions. In April 2014, the FDA issued an untitled letter for the IKKT facility. The untitled letter was based on the December 2013 inspection and Hospira's corresponding response. Hospira does not anticipate any impact to product supply from this facility as a result of the untitled letter, and expects to continue working cooperatively with the FDA regarding the scope and timing of remediation efforts at the facility.

Warning Letter (March 2014) and Related Matters

In March 2014, Hospira received a Warning Letter from the FDA related to an inspection of device-related matters at Hospira's manufacturing facility in Rocky Mount, North Carolina ("2014 Device Warning Letter"). The Rocky Mount facility primarily manufactures pharmaceutical products, but also manufactures device and combination products. The 2014 Device Warning Letter cited current good manufacturing practice deficiencies, including failures related to complaint handling, documentation of monitoring and control methods and data for a validated process, and procedures for corrective and preventive actions. In March 2014, Hospira responded to the 2014 Device Warning Letter referencing ongoing and planned device remediation efforts at the Rocky Mount facility. The 2014 Device Warning Letter does not change the status of Rocky Mount's pharmaceutical manufacturing, which is currently designated as VAI status.

Hospira's Response to Warning Letters and Related Matters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (which are publicly available on the FDA's website). The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. The comprehensive remediation plan for devices includes the Device Strategy announced in May 2013. Elements of the device remediation plan are being implemented in a phased approach with initial implementation at device component production facilities, service centers and design centers and a second phase of implementation at sites that primarily manufacture pharmaceutical products but also manufacture devices and combination products. While Hospira has continued implementing its remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or through further interaction with the FDA or other regulatory bodies.

Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified above. For more information about risks related to these matters, see the section captioned "Hospira’s issues with its quality systems and processes could have an adverse effect upon Hospira’s business, subject Hospira to further regulatory action and costly litigation, and cause a loss of confidence in Hospira and its products" in "Part I, Item 1A. Risk Factors" of Hospira's 2013 Form 10-K.

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

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Warning Letters Related
Third-party oversight and consulting	$5.0	$16.2
Other charges (primarily extended production downtime related costs and failure to supply penalties)	3.2	4.9
Device Product Related
Third party consulting and other charges (product review and remediation activities)	4.7	4.5
Corrective action and life-cycle management (credits)	—	(14.9)
Total Charges	$12.9	$10.7

Hospira expects the remediation activities to continue through the end of 2015. In 2014, Hospira expects to incur aggregate charges of approximately $60 million to $80 million related to these quality and product related matters, which are primarily for third-party oversight and consulting and device remediation actions. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors.

In addition to the charges incurred for these certain quality and product related matters, Hospira has, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the "Continuous Improvement Activities - Facilities Optimization and Capacity Expansion" section within this Item 2.

Device Strategy

Hospira continues to implement its Device Strategy, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next generation technology, such as the Plum 360™ and Sapphire™+ pumps, to support further modernization of its installed base.

The Device Strategy builds on Hospira's comprehensive device review of its global installed base of infusion pumps. Hospira has communicated this strategy to the FDA and other global regulatory agencies, and has been working with these agencies.

Under the retirement and replacement actions, Hospira's focus is on retiring less robust and/or older pump technology from the market and initiating customer replacement programs. Among alternatives to be provided to customers, Hospira is offering customer sales allowances and/or accommodations which may be used as a credit for transitioning to alternative technology. The majority of the activity includes:

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

Hospira will continue to support the affected pumps during the retirement and replacement period. In the U.S., Hospira has begun transitioning customers to Hospira's streamlined portfolio of remediated devices. See the section captioned "Certain Quality and Product Related Matters - Warning Letter (August 2012) and Related Matters," within this Item 2 for a description of international regulatory matters that could impact Hospira's ability to move forward with transitioning customers outside of the U.S.

In connection with the Device Strategy, Hospira expects to incur aggregate charges related to these actions in the range of approximately $300 million to $350 million on a pretax basis. The total estimated aggregate charges include pre-tax cash costs of approximately $240 million to $290 million. Major cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; and (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs. Further, of the total pre-tax charges, approximately $60 million relates to non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended March 31,		Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013
Customer sales allowances	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	5.6	23.6	Cost of products sold
Inventory charges	0.3	48.9	Cost of products sold
Other asset impairments and accelerated depreciation	0.4	4.7	Restructuring and impairment
Total charges	$6.3	$181.5

Cumulative Device Strategy charges as of March 31, 2014 were $233.2 million. In 2014, Hospira expects to incur aggregate charges of approximately $30 million to $40 million related to the Device Strategy. The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges. In this regard, see matters discussed above under "Certain Quality and Product Related Matters."

For more information about risks related to these matters, see the sections captioned "Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results" in "Part I, Item 1A Risk Factors" of Hospira's 2013 Form 10-K.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with several companies who have branded products over Hospira's efforts to market generic versions of those products and with companies regarding certain of Hospira’s Precedex™ patents. Hospira faces potential generic competition for Precedex™ including certain legal proceedings challenging Hospira’s patent position relating to Precedex™. The outcome of patent litigation, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. For further details regarding Hospira’s patents and other patent-related litigation, see the section captioned "Product Development and Product Launches" above, and Note 24 to the condensed consolidated financial statements included in Item 1 of this report. It is possible that Hospira could face generic competition at any time which would have a material adverse impact on Hospira's sales of Precedex™ and related results of operations.

On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors for Precedex™ concentrate regarding the ability of potential competitors to "carve-out" label indications and potentially achieve final product approval at any time. Depending on how it rules, action by the FDA could lead to one or more launches of generic Precedex™ concentrate anytime thereafter.

For more information about risks related to these matters, see the sections captioned "If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed" and "If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, adverse damage awards, increased costs and delays in marketing new products" in "Part I, Item IA. Risk Factors" of Hospira’s 2013 Form 10-K.

Results of operations for the three months ended March 31, 2014 compared to March 31, 2013

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2014	2013	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$570.6	$511.0	11.7%	12.9%
Medication Management	170.5	98.8	72.6%	76.3%
Other Pharma	100.7	88.6	13.7%	14.3%
Total Americas	841.8	698.4	20.5%	22.0%
EMEA—
Specialty Injectable Pharmaceuticals	85.8	82.3	4.3%	0.4%
Medication Management	25.7	18.3	40.4%	35.0%
Other Pharma	21.2	16.5	28.5%	23.6%
Total EMEA	132.7	117.1	13.3%	9.1%
APAC—
Specialty Injectable Pharmaceuticals	59.9	58.2	2.9%	11.2%
Medication Management	10.0	7.4	35.1%	45.9%
Other Pharma	6.4	2.9	120.7%	120.7%
Total APAC	76.3	68.5	11.4%	19.7%
Net Sales(2)	$1,050.8	$884.0	18.9%	20.1%

Specialty Injectable Pharmaceuticals ("SIP") includes generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume intravenous solutions, nutritionals and contract manufacturing.

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods’ foreign exchange rates and are non-GAAP measures. Hospira calculated these percentages by taking current period reported Net sales less the respective prior period reported Net sales, divided by the prior period reported Net sales, all at the respective prior period’s foreign exchange rates. This measure provides information on the change in Net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of changes in Net sales without the impact of foreign currency and provides greater transparency into Hospira’s results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

(2)
Net sales for the three months ended March 31, 2013 includes the impact of the $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. Excluding this charge, Net sales increased 6.3%, or increased 7.5% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" above for further information.

Net sales were adversely impacted by Hospira’s inability to ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See "Certain Quality and Product Related Matters" above for further information.

Three months 2014 compared to three months 2013:

Net sales increased 18.9%, or 20.1% excluding the impact of changes in foreign exchange rates. Excluding the impact of $104.3 million of Device Strategy charges in 2013, Net sales increased 6.3%, or 7.5% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 20.5%, or 22.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to certain product price increases in the U.S., increased volume due to competitor supply issues, and supply recovery of certain Hospira's U.S. products. This growth is partially offset by continued docetaxel price erosion following its 2011 launch. Excluding the impact of $88.4 million of Device Strategy charges in 2013, Medication Management Net sales decreased primarily due to the FDA import alert prohibiting the importation into the U.S. of the Symbiq™, Plum™, GemStar™, and LifeCare PCA™ infusion pumps. For more information on the retirement of the GemStar™ and Symbiq™ pumps, see section "Device Strategy" above. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased volume due to competitor supply issues.

EMEA

Net sales in the EMEA segment increased 13.3%, or 9.1% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to continued strong sales volume of biosimilar products Nivestim™ and Retacrit™. Generic SIP sales increased due to increases in volumes partially offset by decreases in pricing due to continued pricing pressures. Excluding the impact of $13.2 million of Device Strategy charges in 2013, Medication Management Net sales decreased, primarily due to reduced volume related to regulatory agency restrictions on Plum™ and GemStar™ infusion pumps and the related set sales. For more information on the retirement of the GemStar™ pump, see section "Device Strategy" above. Other Pharma Net sales increased due to increased compounding activities.

APAC

Net sales in the APAC segment increased 11.4%, or 19.7% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to increased sales volume of paclitaxel in China and volume of other generic products across the region. Medication Management Net sales increased excluding the impact of changes in foreign exchange rates primarily due to increased volume on other device products, including non dedicated sets, offset by lower sales volume related to regulatory agency restrictions on Plum™ and GemStar™ infusion pumps. For more information on the retirement of the GemStar™ pump, see section "Device Strategy" above. Other Pharma Net sales increased due to higher contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Three months ended March 31 (dollars in millions)	2014	2013	change
Gross profit	$369.6	$150.1	146.2%
As a percent of Net sales	35.2%	17.0%

Gross profit increased $219.5 million, or 146.2%, for the three months ended March 31, 2014, compared with the same period in 2013. Gross profit for the three months ended March 31, 2013 included charges of $176.8 million related to the Device Strategy, and charges continued to a lesser extent in 2014. Gross profit also increased due to higher pricing on U.S. SIP products offset by lower docetaxel sales, higher start-up and facility validation charges related to Vizag, India capacity expansion and higher manufacturing spending related to strengthening quality, compliance and production processes.

Restructuring and impairment

			Percent
Three months ended March 31 (dollars in millions)	2014	2013	change
Restructuring and impairment	$0.7	$8.8	(92.0)%
As a percent of Net sales	0.1%	1.0%

Restructuring and impairment of $0.7 million for the three months ended March 31, 2014 included charges related to the EMEA segment other restructuring-related activities and accelerated depreciation charges related to the Device Strategy. Restructuring and impairment of $8.8 million for the three months ended March 31, 2013 included similar charges and APAC restructuring-related activities.

Research and development

			Percent
Three months ended March 31 (dollars in millions)	2014	2013	change
Research and development	$83.2	$73.8	12.7%
As a percent of Net sales	7.9%	8.3%

R&D increased $9.4 million, or 12.7%, for the three months ended March 31, 2014, compared with the same period in 2013 primarily due to higher spending on EPO clinical trials and related costs.

Selling, general and administrative

			Percent
Three months ended March 31 (dollars in millions)	2014	2013	change
Selling, general and administrative	$186.1	$186.1	—%
As a percent of Net sales	17.7%	21.1%

Selling, general and administrative was flat for the three months ended March 31, 2014, compared with the same period in 2013. Higher selling and promotional expense for expansion in emerging markets for the three months ended March 31, 2014 was offset by a reduction in other expenses.

Interest expense and Other (income) expense, net

Hospira recognized Interest expense of $20.5 million for the three months ended March 31, 2014 and $19.6 million in the same period in 2013. The increase was primarily due to swap gains recognized in the three months ended March 31, 2013. These swaps were later accelerated and recognized during September 2013 after Hospira refinanced a portion of its outstanding debt. Other (income) expense, net was $(2.0) million for the three months ended March 31, 2014, compared to $2.3 million for the three months ended March 31, 2013. Other (income) expense, net for the three months ended March 31, 2014 included gains related to an outstanding foreign currency hedge for the Orchid acquisition. Other (income) expense, net for the three months ended March 31, 2013, included $2.1 million for a marketable equity securities investment impairment.

Income tax expense (benefit)

The effective tax rate was an expense of 20.3% for the three months ended March 31, 2014, compared to a benefit of 41.6% for the same period in 2013. Hospira realized a net loss for the three months ended March 31, 2013, primarily a result of charges related to the initiation of Hospira's Device Strategy. Both periods were impacted by higher continuous improvement, quality and device-related charges incurred in higher tax rate jurisdictions which favorably impacted Hospira's effective tax rate. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision includes a discrete tax benefit of $13.8 million related to 2012 in the three months ended March 31, 2013. Without this item, the effective tax rate was a benefit of 31.7%.

Equity income from affiliates, net

Equity income from affiliates, net decreased to $3.3 million during the three months ended March 31, 2014 compared to $5.5 million for the same period in 2013. The decrease is due to lower income from Hospira’s joint venture associated with docetaxel.

Liquidity and Capital Resources

Net cash provided by operating activities and cash on hand continues to be Hospira's primary source of funds to finance operating needs, the pending acquisition of Orchid's penem and penicillin API business, capital expenditures, certain quality and product related matters, research and development related expenditures, common stock repurchases and repayments of debt. Other capital resources include borrowing availability under the revolving credit facility, other uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into further development alliances and collaborations to fund Hospira's research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, the pending acquisition of Orchid's penem and penicillin API business, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at March 31, 2014, approximately $272 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in Hospira's U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

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

Specific to acquisitions, the pending transaction to acquire Orchid's penem and penicillin API business is for approximately $218 million in cash. The purchase price is fixed in Indian rupees and subject to change depending on the movement of foreign currency rates through closing. The transaction is expected to be completed in the first half of 2014, but Hospira can give no assurance that the transaction will be consummated during that time period, or at all. Hospira has and may continue to make advances to Orchid to supply certain API products, some of which may be settled upon the pending close of the transaction or settled upon receipt of future API products. The outstanding Orchid supplier advances of $21.8 million as of March 31, 2014 are interest bearing, primarily unsecured and subject to credit risk. For more information about risks related to this matter, see the section captioned "Hospira's proposed acquisition of an API business from Orchid may not result in the anticipated benefits, or may not be completed in a timely or cost-effective matter, or at all" in "Part I, Item 1A. Risk Factors" of Hospira's 2013 Form 10-K.

Hospira has advanced a cumulative $75.0 million to Celltrion through March 31, 2014 for the purchase of certain biosimilar products. As of March 31, 2014, Hospira has received $11.8 million in inventory against these advances. Additional supplier advances in the aggregate of $25.0 million for these products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Summary of Sources and (Uses) of Cash

	Three Months Ended March 31,
(dollars in millions)	2014	2013
Operating activities	$18.3	$20.8
Investing activities	(104.3)	(75.1)
Financing activities	(36.3)	14.1

Operating Activities

Net cash provided by operating activities decreased slightly in the three months ended March 31, 2014, compared with the same period in 2013 primarily due to increases in inventory, payments for interest and incentive compensation, offset by higher operating earnings.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2014 was higher compared with the same period in 2013 primarily due to increased capital expenditures for modernization initiatives at several of Hospira's manufacturing facilities and Vizag, India capacity expansion.

Financing Activities

Net cash used by financing activities in the three months ended March 31, 2014 was $36.3 million compared to $14.1 million of cash provided by finance activities in the same period in 2013. The change in the three months ended March 31, 2014 compared with the same period in 2013 was primarily driven by repayments of Hospira's other borrowings in certain foreign locations, offset by proceeds from employee stock option exercises.

Debt and Capital

As of March 31, 2014, Hospira had a $1.0 billion unsecured revolving credit facility ("Revolver") maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant and may limit Hospira's availability for borrowings to less than $1.0 billion. As of March 31, 2014, Hospira had approximately $837 million of availability for borrowings under the Revolver. As of March 31, 2014, Hospira was in compliance with all financial covenants.

Hospira has entered into short-term borrowings and other debt arrangements as described under the section "Debt and Capital" in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of Hospira’s 2013 Form 10-K. There have been no material changes to the short-term borrowing or other debt arrangement information provided in Hospira’s 2013 Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira’s 2013 Form 10-K.

Off-Balance Sheet Arrangements

Hospira has no material exposures to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira’s significant accounting policies is included in Note 1 to Hospira’s consolidated financial statements, which are included in "Part II, Item 8. Financial Statements and Supplementary Data" to Hospira’s 2013 Form 10-K. Certain of Hospira’s accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2013 Form 10-K.

Recently Issued and Adoption of New Accounting Standards

The disclosures contained in Note 1 to the condensed consolidated financial statements included in Part I Item 1 of this report are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at March 31, 2014. While not predictive in nature, these analyses indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $1.8 million would increase by $12.1 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at March 31, 2014 by replacing the actual exchange rates at March 31, 2014 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

There have been no other material changes to the information provided in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" to Hospira’s 2013 Form 10-K.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect Hospira’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

The disclosure contained in Note 24 to the condensed consolidated financial statements included in Part I Item 1 of this report is incorporated herein by reference.

Item 1A.    Risk Factors

Please refer to "Part I, Item 1A. Risk Factors" in Hospira’s 2013 Form 10-K for a discussion of risks to which Hospira’s business, financial condition, results of operations and cash flows are subject. There have been no material changes in Hospira's Risk Factors as disclosed in Hospira’s 2013 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the first quarter of 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
January 1-January 31, 2014	1,500	$42.77	0	$800,000,000
February 1-February 28, 2014	2,900	43.96	0	800,000,000
March 1-March 31, 2014	1,400	43.11	0	800,000,000
Total	5,800	$43.45	0	$800,000,000

(1)
These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Healthcare Corporation Stock Purchase Plan. The volume of share repurchases under this plan depends upon the level of employee participation in the plan and purchases are made on a monthly basis. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases.

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

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

None.

Item 5.                    Other Information

None.

Item 6.       Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: April 30, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Performance Share Unit Award Agreement for awards made to F. Michael Ball on February 26, 2014.

10.2	Form of Restricted Stock Unit Award Agreement for awards made to F. Michael Ball on February 26, 2014.

10.3	Form of Non-Qualified Stock Option Terms for awards made to F. Michael Ball on February 26, 2014.

10.4	Form of Performance Share Unit Award Agreement for awards made to officers on February 26, 2014.

10.5	Form of Restricted Stock Unit Award Agreement for awards made to officers on February 26, 2014.

10.6	Form of Non-Qualified Stock Option Terms for awards made to officers on February 26, 2014.

10.7	Form of Restricted Stock Unit Award Agreement for awards made to David J. Endicott on March 31, 2014

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on April 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income (loss) and comprehensive income (loss), (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders’ equity, and (v) the notes to the condensed consolidated financial statements.

*Management compensatory plan or arrangement.