Form 10-Q
period 2014-06-30
HOSPIRA INC
filed 2014-07-30
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 25, 2014, Registrant had outstanding 168,731,755 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Forward-Looking Statements
This report contains, or may contain, forward-looking statements within the meaning of the federal securities laws that are based upon management's assumptions and expectations regarding future events or circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements also can be identified by the use of forward-looking words, such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira Inc.'s ("Hospira," "we," "us" or "our") plans, strategies, prospects and expectations regarding its business and industry are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect Hospira's expectations and are not guarantees of performance. These forward-looking statements involve risks, uncertainties and assumptions, many of which are beyond Hospira's control. Actual results and performance may differ materially from these forward-looking statements.
The forward-looking statements are based on assumptions about many factors, including the following:

•
continuing growth in demand and/or breadth of our currently marketed products and development of competitive products, and our ability to identify, successfully complete and receive expected benefits from business development and other growth opportunities;

•
healthcare reform and other actions undertaken by global regulatory, trade, accounting and taxation bodies, including the U.S. Food and Drug Administration ("FDA"), that could adversely impact (1) our product development or the manufacturing, registration, importing or selling of products, (2) our financial results or result in additional liabilities, or (3) legislation, regulation or other governmental pressure in the U.S. and globally, any or all of which may affect pricing, biosimilar development, quality control, reimbursement, rebate, taxation or other elements of our business;

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

•
product development risks, including satisfactory clinical performance, general unpredictability associated with the product development cycle, the timing of regulatory approvals, the quality of our regulatory submissions and the satisfactory condition of our manufacturing facilities to support new product approvals, including our new Vizag, India facility;

•
risks associated with biosimilar development including significant uncertainty concerning the regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

•	the availability and pricing of acceptable raw materials and component supplies;

•
our ability to realize the anticipated benefits of our continuous improvement initiatives, including any modernization and streamlining activities, and the potential consequences of these initiatives, including the impairment of fixed assets, intangible assets and goodwill, and other restructuring charges; and

•	economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.
Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Part I, Item 1A. Risk Factors," in Hospira's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), as updated by Part II, Item 1A of this report, (ii) factors described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Hospira's 2013 Form 10-K, as updated by Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, in this report, and (iii) matters discussed in "Part II, Item 8. Financial Statements and Supplementary Data, Note 25," in Hospira's 2013 Form 10-K, as updated by Part I, Item 1. Financial Statements, Note 24, in this report. These forward-looking statements speak only as of the date on which the statements were made. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. Hospira undertakes no obligation to update or correct one or more of these statements and investors and others should not expect that Hospira will make additional updates or corrections, unless required by law.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Hospira, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,135.8	$1,026.2	$2,186.6	$1,910.2

Cost of products sold	735.8	707.5	1,417.0	1,441.4
Restructuring and impairment	13.5	2.9	14.2	11.7
Research and development	75.7	74.4	158.9	148.2
Selling, general and administrative	211.3	189.2	397.4	375.3
Total operating costs and expenses	1,036.3	974.0	1,987.5	1,976.6
Income (Loss) From Operations	99.5	52.2	199.1	(66.4)

Interest expense	19.2	19.9	39.7	39.5
Other (income) expense, net	(0.8)	10.1	(2.8)	12.4
Income (Loss) Before Income Taxes	81.1	22.2	162.2	(118.3)
Income tax expense (benefit)	18.9	(6.2)	35.4	(64.5)
Equity income from affiliates, net	(8.7)	(4.5)	(12.0)	(10.1)
Net Income (Loss)	$70.9	$32.9	$138.8	$(43.7)

Earnings (Loss) Per Common Share:
Basic	$0.42	$0.20	$0.83	$(0.26)
Diluted	$0.42	$0.20	$0.82	$(0.26)
Weighted Average Common Shares Outstanding:
Basic	167.7	165.5	167.1	165.4
Diluted	170.0	166.3	169.8	165.4

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes of $0.0 million for all periods	$10.0	$(134.7)	$38.7	$(133.8)
Pension liability adjustments, net of taxes of $(1.0) million and $(1.9) million for the three months ended June 30, 2014 and 2013, respectively, and $(2.5) million and $(3.7) million for the six months ended June 30, 2014 and 2013, respectively	2.2	3.0	3.9	6.1
Unrealized gains on marketable equity securities, net of taxes of $0.0 million for all periods	1.0	—	0.6	—
Gains (losses) on cash flow hedges, net of taxes of $0.0 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.0 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively	0.1	(0.1)	0.1	(0.1)
Other Comprehensive Income (Loss)	13.3	(131.8)	43.3	(127.8)
Net Income (Loss)	70.9	32.9	138.8	(43.7)
Comprehensive Income (Loss)	$84.2	$(98.9)	$182.1	$(171.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30,
	2014	2013
Cash Flow From Operating Activities:
Net Income (Loss)	$138.8	$(43.7)
Adjustments to reconcile Net Income (Loss) to net cash from operating activities-
Depreciation	87.1	84.7
Amortization of intangible assets	43.9	43.5
Stock-based compensation expense	28.7	20.7
Undistributed equity income from affiliates	(12.0)	(10.1)
Distributions received from equity affiliates	—	30.1
Deferred income taxes and other tax adjustments	32.7	(59.2)
Impairments and other asset charges	7.3	64.8
Loss on disposal of assets	5.0	—
Changes in assets and liabilities-
Trade receivables	(71.9)	(34.6)
Inventories	(96.1)	(110.0)
Prepaid expenses and other assets	(22.0)	(49.7)
Trade accounts payable	27.1	3.4
Other liabilities	(2.3)	101.7
Other, net	9.2	9.0
Net Cash Provided by Operating Activities	175.5	50.6

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(184.8)	(152.7)
Acquisition, net of cash acquired	(9.0)	—
Purchases of intangibles and other investments	(4.3)	(9.9)
Proceeds from disposal of businesses and assets	16.9	1.4
Net Cash Used in Investing Activities	(181.2)	(161.2)

Cash Flow From Financing Activities:
Other borrowings, net	(77.2)	32.4
Excess tax benefit from stock-based compensation arrangements	2.6	0.5
Proceeds from stock options exercised	78.0	6.1
Net Cash Provided by Financing Activities	3.4	39.0

Effect of exchange rate changes on cash and cash equivalents	0.7	(17.3)

Net change in cash and cash equivalents	(1.6)	(88.9)
Cash and cash equivalents at beginning of period	798.1	772.1
Cash and cash equivalents at end of period	$796.5	$683.2

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$51.1	$51.4
Income taxes, net of refunds	$8.8	$19.4
Accrued capital expenditures	$25.7	$18.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$796.5	$798.1
Trade receivables, less allowances of $12.3 and $11.2, respectively	649.5	574.3
Inventories, net	1,167.8	1,066.2
Deferred income taxes and other	222.0	208.6
Prepaid expenses	81.8	90.0
Other receivables	143.1	101.3
Total Current Assets	3,060.7	2,838.5
Property and equipment, net	1,655.6	1,574.2
Intangible assets, net	139.3	172.2
Goodwill	1,070.9	1,057.7
Deferred income taxes	296.7	358.9
Investments	44.3	33.1
Other assets	134.3	144.3
Total Assets	$6,401.8	$6,178.9
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$19.9	$93.7
Trade accounts payable	349.2	329.2
Salaries, wages and commissions	183.1	185.4
Other accrued liabilities	639.3	556.8
Total Current Liabilities	1,191.5	1,165.1
Long-term debt	1,748.9	1,747.0
Deferred income taxes	6.8	3.2
Post-retirement obligations and other long-term liabilities	204.0	301.7
Commitments and Contingencies
Total Shareholders' Equity	3,250.6	2,961.9
Total Liabilities and Shareholders' Equity	$6,401.8	$6,178.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2014	166.0	$1.8	$(599.8)	$1,838.1	$1,923.8	$(202.0)	$2,961.9
Net Income	—	—	—	—	138.8	—	138.8
Other Comprehensive Income	—	—	—	—	—	43.3	43.3
Changes in shareholders' equity related to incentive stock programs	2.5	—	—	106.6	—	—	106.6
Balances at June 30, 2014	168.5	$1.8	$(599.8)	$1,944.7	$2,062.6	$(158.7)	$3,250.6

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP"). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, unless otherwise noted herein, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on the 2013 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Adoption of New Accounting Standards

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of ASU 2013-04 is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU 2013-04 also requires an entity to disclose the nature and amount of those obligations. ASU 2013-04 was first effective for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application was required. Hospira adopted ASU 2013-04 in the first quarter of 2014. There was no material impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In March 2013, the FASB issued ASU 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 clarifies the applicable guidance for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. ASU 2013-05 was first effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Hospira adopted ASU 2013-05 in the first quarter of 2014. There was no material impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 was first effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application was permitted. Hospira prospectively adopted ASU 2013-11 in the first quarter of 2014, and as a result, reduced long-term Deferred income taxes assets and Post-retirement obligations and other long-term liabilities presented on the condensed consolidated balance sheet by approximately $25.0 million. There was no material impact to Hospira's condensed consolidated results of operations or cash flows upon adoption of this guidance.

Recently Issued Accounting Standards

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 amends guidance for reporting discontinued operations and disposals of components of an entity. ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale be reported as discontinued operations. The guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. Hospira is currently evaluating the impact of ASU 2014-08 on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. Hospira is currently evaluating the impact of ASU 2014-09 on its condensed consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" ("ASU 2014-12"). ASU 2014-12 requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition in accordance with ASC 718, Compensation - Stock Compensation. ASU 2014-12 is effective prospectively for annual periods beginning after December 15, 2015 with early adoption permitted. Hospira is currently evaluating the impact of ASU 2014-12 on its condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

Supplier Advances

Hospira has advanced a cumulative $75.0 million to Celltrion, Inc. and Celltrion Healthcare, Inc. (collectively "Celltrion") through June 30, 2014 for the purchase of certain biosimilar products. As of June 30, 2014, Hospira has received $45.6 million in inventory against these advances. Additional supplier advances for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

As of June 30, 2014, Hospira had outstanding advances of $21.3 million to Orchid Chemicals & Pharmaceuticals Ltd. ("Orchid") to supply certain active pharmaceutical ingredient ("API") products. These advances were settled as part of the purchase price upon the close of the acquisition described further in Note 2.

Total supplier advances were $80.8 million and $102.2 million as of June 30, 2014 and December 31, 2013, respectively. The current and long-term portions are reported in Prepaid expenses and Other assets, respectively, in the condensed consolidated balance sheets. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk.

Unapproved Products

Hospira capitalizes product costs, material and conversion costs, in preparation for product launches prior to regulatory approval when regulatory approval of the products is considered probable. Unapproved product inventories were $24.2 million and $7.1 million as of June 30, 2014 and December 31, 2013, respectively, and the current and long-term portions are reported in Prepaid expenses and Other assets, respectively, in the condensed consolidated balance sheets. Unapproved product reserves were $2.4 million and $2.3 million as of June 30, 2014 and December 31, 2013, respectively.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business & Associated Research and Development Facility)

On July 4, 2014, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited ("Hospira India"), acquired from Orchid its penem and penicillin API business located in Aurangabad, India and associated research and development ("R&D") facility based in Chennai, India, along with the related assets and employees associated with these operations, for a preliminary purchase price of approximately $247.0 million, subject to certain adjustments. The purchase price, based on the final purchase agreement terms, includes foreign currency exchange rate impacts, working capital adjustments, the assumption of debt, and settlement of $29.5 million of amounts due to Hospira from Orchid, including $6.0 million of advances, net of product receipts, in July 2014. In addition, a portion of the purchase price, $17.0 million, is subject to an eighteen month hold-back. Pursuant to the terms of the purchase agreement, some or all of such hold-back amount may ultimately be retained by Hospira. See Note 1 for additional information on Hospira's advances to Orchid. During the three months ended June 30, 2014 and 2013, Hospira incurred $1.9 million and $1.1 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. During the six months ended June 30, 2014 and 2013, these costs were $2.8 million and $2.8 million, respectively. Hospira expects to incur additional costs in 2014, including the charges noted below. Cumulative acquisition and integration-related costs as of June 30, 2014 were $8.4 million.

Also on July 4, 2014, Hospira advanced, through a loan facility, approximately $17.3 million to an entity controlled by the primary shareholder of Orchid to fund obligations of this entity necessary to close the transaction. Hospira will pursue collection in accordance with the terms of the facility, however, as collectability is not reasonably assured, an allowance will be established.

Separately, Orchid remains a current supplier of cephalosporin APIs to Hospira.

Evolabis

In February 2014, Hospira acquired a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line. The impact of this acquisition is not anticipated to be material to Hospira's results of operations in 2014.

Note 3 — Restructuring and Optimization Actions

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, other exit costs, contract termination costs and gains or losses on disposal of assets.

Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In late 2012 and continuing into 2014, Hospira incurred costs to optimize commercial organizational structures, in all segments, and exit device products in certain APAC markets. As Hospira continues to optimize its global commercial operations and align investments to support future growth, Hospira anticipates that similar restructuring actions will continue through 2015. The aggregate costs are reported in Restructuring and impairment and primarily include severance charges of $13.4 million and contract termination charges of $3.1 million. Of the aggregate costs, $1.6 million and $0.5 million were incurred in the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $4.5 million were incurred in the six months ended June 30, 2014 and 2013, respectively.

The following summarizes the aggregate restructuring activity for the six months ended June 30, 2014:

(dollars in millions)	Employee-Related Benefit Costs	Other	Total
Balance at January 1, 2014	$2.5	$1.8	$4.3
Costs incurred	1.9	—	1.9
Payments	(1.5)	—	(1.5)
Balance at June 30, 2014	$2.9	$1.8	$4.7

Facilities Optimization

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. As part of this agreement, the buyer purchased substantially all manufacturing facility assets and entered into an agreement to manufacture the components and sub-assemblies Hospira produced in Buffalo for various Hospira manufacturing facilities. Hospira closed the transaction in July 2014. Hospira incurred a pre-tax loss on disposal of assets of $5.0 million in the three months ended June 30, 2014.

Note 4 — Device Strategy

Hospira continues to implement its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next generation technology, such as the Plum 360™ and SapphirePlus™ pumps, to support further modernization of its installed base. Under the retirement and replacement actions, Hospira is retiring older pumps from the market and initiating customer replacement programs. Among alternatives provided to customers, Hospira is offering customer sales allowances and/or accommodations which may be used as a credit for transitioning to alternative technology.

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

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013	2014	2013
Customer sales allowances	$—	$—	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction, and other costs	4.1	17.7	9.7	41.3	Cost of products sold
Inventory charges	2.0	(3.1)	2.3	45.8	Cost of products sold
Other asset impairments and accelerated depreciation	0.9	2.4	1.3	7.1	Restructuring and impairment
Total charges	$7.0	$17.0	$13.3	$198.5

The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

See Note 16 for Device Strategy related and other accrual activity for the six months ended June 30, 2014.

Note 5 — Collaborative and Other Arrangements

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for three biosimilar products: Hospira's erythropoietin biosimilar ("EPO") (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year and such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the products. In certain instances that result in the delay or failure of the products to be marketed (other than the failure of the products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. For the three and six months ended June 30, 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $11.8 million and $18.7 million, respectively. For the three and six months ended June 30, 2013, the offset recognized to Research and development expense was $14.3 million. Cumulative development funding as of June 30, 2014 was $68.7 million.

On June 2, 2014, Hospira agreed to advance $30.0 million for an investment with a research and development venture with the potential obligation to invest an additional $15.0 million within 12 months. In the initial phase of the agreement, the investment is fully refundable, subject to credit risk, to the extent certain development milestones are not met. The $30.0 million advance was made during July 2014 and will be initially accounted for as a cost method investment.

For information on other Hospira collaborative and other arrangements see Note 5 to Hospira's consolidated financial statements included in Hospira's 2013 Form 10-K.

Note 6 — Investments

Investments include equity-method investments in which Hospira has significant influence but not control over the investee. The majority of Hospira's equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. Equity income from affiliates, net, including the ZHOPL equity investment, was $8.7 million and $4.5 million for the three months ended June 30, 2014 and 2013, respectively. Equity income from affiliates, net, including the ZHOPL equity investment, was $12.0 million and $10.1 million for the six months ended June 30, 2014 and 2013, respectively. No distributions were received from ZHOPL during the six months ended June 30, 2014. During the six months ended June 30, 2013, distributions received from ZHOPL were $30.1 million.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Six Months Ended June 30,
(dollars in millions)	2014	2013
Revenue	$29.7	$49.1
Operating expenses	18.6	25.5
Operating income	11.1	23.6
Net Income	17.4	19.6

During the three months ended June 30, 2013, Hospira recognized non-cash impairment charges of $8.3 million in Other (income) expense, net to impair equity method investments. The impairments were primarily due to a decline in market value of the investments based on management's assessment of future cash flows or earnings from the investments.

During the six months ended June 30, 2013, Hospira assessed the decline in the market value of its marketable equity securities to be other-than-temporary, primarily due to the nature and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized impairment charges of $3.1 million in Other (income) expense, net.

Note 7 — Fair Value Measures

The following table summarizes the methodology used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	June 30,			Significant Unobservable Inputs
(dollars in millions)	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Available-for-sale marketable equity securities	$4.4	$4.4	$—	$—
Financial Liabilities:
Foreign currency exchange contracts	2.9	—	2.9	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
(dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$2.8	$—	$2.8	$—
Available-for-sale marketable equity securities	3.8	3.8	—	—
Financial Liabilities:
Foreign currency exchange contracts	0.1	—	0.1	—

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

The carrying values of certain financial instruments, primarily Trade receivables, Trade accounts payable and Short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	June 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,832.6	$1,750.0	$1,794.8

Note 8 — Financial Instruments and Derivatives

Hospira's operations are exposed to market risk primarily due to changes in currency exchange and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira's financial instruments and derivatives, see Note 8 to Hospira's consolidated financial statements included in Hospira's 2013 Form 10-K.

In June 2014, Hospira closed foreign currency option contracts with an aggregate notional value of 10.0 billion Indian rupees, for a gain of $6.0 million. These contracts were entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the purchase price for the acquisition of Orchid's penem and penicillin API business and related R&D facility. See Note 2 for further information regarding the acquisition. Since the derivatives were hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in Other (income) expense, net in the condensed consolidated financial statements.

The following table summarizes Hospira's fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	June 30,	December 31,
(dollars in millions)		2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:	Other receivables	$—	$2.8
	Other accrued liabilities	2.9	0.1

The impact on earnings from derivatives activity was as follows:

	Presentation of (Gain) Loss Recognized on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)		2014	2013	2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other (income) expense, net	$1.5	$(4.0)	$0.8	$3.0

Note 9 — Inventories, Net

Inventories, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2014	2013
Finished products	$533.0	$442.3
Work in process	303.1	294.1
Materials	331.7	329.8
Total	$1,167.8	$1,066.2

Inventory reserves were $139.6 million and $143.3 million as of June 30, 2014 and December 31, 2013, respectively.

Note 10 — Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2014	2013
Property and equipment, at cost	$3,429.4	$3,286.2
Accumulated depreciation	(1,773.8)	(1,712.0)
Total property and equipment, net	$1,655.6	$1,574.2

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes Goodwill and Intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at January 1, 2014	$1,057.7	$172.2
Additions	7.1	9.1
Amortization	—	(43.9)
Currency translation effect and other	6.1	1.9
Balance at June 30, 2014	$1,070.9	$139.3

Additions to Goodwill and Intangible assets, net are primarily related to Hospira's acquisition of Evolabis as discussed in Note 2, and are allocated to the Americas reportable segment. See Note 25 for information on reportable segments.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 10 years). Indefinite lived intangibles, principally in-process research and development ("IPR&D"), are not amortized until completion and regulatory approval. During the three months ended June 30, 2014 and 2013, intangible asset amortization expense was $22.1 million and $21.6 million, respectively, and reported in Cost of products sold. During the six months ended June 30, 2014 and 2013, intangible asset amortization expense was $43.9 million and $43.5 million, respectively. Intangible asset amortization is estimated at $79 million for 2014, $46 million for 2015, $24 million for 2016, $14 million for 2017 and $5 million for 2018. These amortization estimates, and the above summary of Goodwill and Intangible assets, net activity, do not include amortization associated with intangible assets acquired through the Orchid acquisition in July 2014, as discussed in Note 2.

Intangible assets, net consists of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible assets, net
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(dollars in millions)	2014	2013	2014	2013	2014	2013
Product rights and other	$580.2	$562.6	$(470.3)	$(422.9)	$109.9	$139.7
Customer relationships	12.2	11.9	(8.8)	(7.8)	3.4	4.1
IPR&D	1.3	2.2	—	—	1.3	2.2
Technology	51.6	48.9	(26.9)	(22.7)	24.7	26.2
	$645.3	$625.6	$(506.0)	$(453.4)	$139.3	$172.2

Note 12 — Other Assets

Other assets consists of the following:

	June 30,	December 31,
(dollars in millions)	2014	2013
Supplier advances	$51.4	$59.8
Net investment in sales-type leases, less current portion	15.5	19.9
All other	67.4	64.6
Total	$134.3	$144.3

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consists of the following:

	June 30,	December 31,
(dollars in millions)	2014	2013
Minimum lease payments receivables	$26.3	$32.1
Unearned interest income	(2.4)	(3.3)
Net investment in sales-type leases	23.9	28.8
Current portion (1)	(8.4)	(8.9)
Net investment in sales-type leases, less current portion (1)	$15.5	$19.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of June 30, 2014 and December 31, 2013, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consists of the following:

	June 30,	December 31,
(dollars in millions)	2014	2013
Accrued rebates	$147.7	$150.4
Income taxes payable	5.0	10.4
Product recalls, customer sales allowances, customer accommodations and other related accruals	152.7	110.5
Accrued returns	24.1	20.1
All other	309.8	265.4
Total	$639.3	$556.8

See Notes 4 and 16 for further details regarding product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consists of the following:

	June 30,	December 31,
(dollars in millions)	2014	2013
Accrued post-retirement medical and dental costs	$48.3	$48.3
Pension liabilities	43.5	46.9
Unrecognized tax benefits, including penalties and interest	23.4	45.7
Product recalls, customer sales allowances, customer accommodations and other related accruals	41.5	103.7
Accrued returns	11.9	10.3
All other	35.4	46.8
Total	$204.0	$301.7

See Notes 4 and 16 for further details regarding product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Accruals for various product recalls, customer sales allowances, customer accommodations and other related accruals were $194.2 million and $214.2 million as of June 30, 2014 and December 31, 2013, respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets, respectively. Customer sales allowance charges are recognized in Net sales, while charges associated with product recalls, customer accommodations, and other related costs are recognized in Cost of products sold.

The following summarizes product recalls, customer sales allowances, customer accommodations and other related accrual activity for the six months ended June 30, 2014:

(dollars in millions)
Balances at January 1, 2014	$214.2
Provisions net of releases of prior provisions	8.2
Payments	(28.2)
Balances at June 30, 2014	$194.2

Note 17 — Pension and Other Post-Retirement Benefits

Hospira's retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans ("pension plans"), post-retirement medical and dental plans ("medical and dental plans") and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net periodic benefit cost recognized for Hospira's pension and medical and dental plans consists of the following:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Service cost for benefits earned during the period	$0.4	$0.3	$0.8	$0.7
Interest cost on projected benefit obligations	6.5	5.9	13.0	11.8
Expected return on plans' assets	(7.8)	(7.9)	(15.6)	(15.7)
Amortization of net actuarial losses	3.1	4.8	6.2	9.6
Net periodic benefit cost	$2.2	$3.1	$4.4	$6.4

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Service cost for benefits earned during the period	$—	$—	$0.1	$0.1
Interest cost on projected benefit obligations	0.6	0.5	1.2	1.0
Amortization of net actuarial losses	0.1	0.1	0.2	0.2
Net periodic benefit cost	$0.7	$0.6	$1.5	$1.3

Hospira has no estimated U.S. minimum required contribution for 2014 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to its defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan for the six months ended 2014, nor does Hospira expect to make any discretionary cash contributions in 2014.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira's expenses for this defined contribution plan for the three months ended June 30, 2014 and 2013 were $9.9 million and $10.0 million, respectively. For the six months ended June 30, 2014 and 2013, these expenses were $21.5 million and $21.1 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of June 30, 2014, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant and may limit Hospira's availability for borrowings to less than $1.0 billion. As of June 30, 2014, Hospira had approximately $839 million of availability under the Revolver. The availability of funds is limited by financial covenants related to Hospira's debt and financial position.

As of June 30, 2014, Hospira was in compliance with all financial covenants.

Note 19 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward in Australia, for years 2009 forward in Canada and for years 2010 forward in the U.S. and United Kingdom. Hospira estimates that within the next twelve months a decrease of up to $10 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute of limitations expirations.

Note 20 — Shareholders' Equity

Common and Preferred Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of June 30, 2014 and December 31, 2013, 181.7 million and 179.1 million common shares were issued and 168.5 million and 166.0 million common shares were outstanding, respectively. As of those dates, no shares of preferred stock were issued and outstanding. During May 2014, shareholders approved an amendment to the Company's 2004 Long-Term Stock Incentive Plan, as further discussed in Note 23, to increase the maximum number of shares available for issuance under this Plan.

Treasury Stock

In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price and other factors. No common stock repurchases were made during the six months ended June 30, 2014.

Note 21 — Accumulated Other Comprehensive Loss, Net of Tax

Changes in Accumulated Other Comprehensive Loss, net of taxes consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Unrealized Retirement Plans Losses(2)	Cumulative Unrealized Gains on Marketable Equity Securities(1)	Cumulative Losses on Terminated Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(98.4)	$(103.4)	$1.5	$(1.7)	$(202.0)
Other comprehensive income (loss) before reclassifications	38.7	—	0.6	—	39.3
Amounts reclassified from accumulated other comprehensive loss	—	3.9	—	0.1	4.0
Balance at June 30, 2014	$(59.7)	$(99.5)	$2.1	$(1.6)	$(158.7)

(1)	Net of taxes of $0.0 million as of June 30, 2014 and December 31, 2013.

(2)	Net of taxes of $59.5 million and $62.0 million as of June 30, 2014 and December 31, 2013, respectively.

(3)	Net of taxes of $1.1 million as of June 30, 2014 and December 31, 2013.

The following summarizes reclassifications out of Accumulated Other Comprehensive Loss:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(dollars in millions)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Line Item in the Condensed Consolidated Statement of Income (Loss)
Amortization of loss on terminated cash flow hedges	$0.1	$0.1	Other (income) expense, net
	—	—	Income tax expense (benefit)
Net of income taxes	0.1	0.1

Amortization of pension plans actuarial losses	3.1	6.2	(1)
Amortization of medical and dental plans actuarial losses	0.1	0.2	(1)
Total amortization before income taxes	3.2	6.4
	(1.0)	(2.5)	Income tax expense (benefit)
Net of income taxes	2.2	3.9

Total reclassifications for the period	$2.3	$4.0

(1)	These Accumulated Other Comprehensive Loss components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

Note 22 — Earnings (Loss) Per Share

Basic Earnings (Loss) Per Share is computed by dividing Net Income (Loss) by the number of weighted average common shares outstanding during the reporting period. Diluted Earnings (Loss) Per Share is calculated to give effect to all potentially dilutive common shares that were outstanding during each respective reporting period, in which such effect was dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating Diluted Earnings (Loss) Per Share, and the number of outstanding shares to purchase Hospira stock excluded from the Diluted Earnings (Loss) Per Share calculation as the exercise price of the awards exceeded the average stock price:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2014	2013	2014	2013
Weighted average basic common shares outstanding	167.7	165.5	167.1	165.4
Incremental shares outstanding related to stock-based awards	2.3	0.8	2.7	—
Weighted average dilutive common shares outstanding	170.0	166.3	169.8	165.4

Outstanding awards for which the exercise price of the award exceeds the average stock price	3.9	10.1	4.0	10.1

For the six months ended June 30, 2013, 0.8 million incremental shares related to stock-based awards were not included in the computation of Diluted Earnings (Loss) Per Share because of the net loss during the six months ended June 30, 2013.

Note 23 — Incentive Stock Program

Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units) and cash-based awards to employees and non-employee directors. In May 2014, shareholders approved amending the 2004 Plan primarily to extend the term by 10 years to May 7, 2024, and to increase the number of shares that may be granted during the life of the 2004 Plan by an additional 10,000,000 shares. Stock-based compensation expense associated with Hospira's 2004 Plan consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Stock-based compensation expense	$17.7	$9.2	$28.7	$20.7
Income tax benefit recognized	6.5	3.4	10.5	7.6

As of June 30, 2014, there was $99.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

During the six months ended June 30, 2014, 1.4 million options were granted to certain employees primarily as part of the 2014 annual stock option grant. These options were awarded at the fair market value at the time of grant, generally vest over four years and have a seven-year term. The expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees' post-vesting forfeitures and exercises.

The weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	27.7%	31.5%	27.7%	30.3%
Expected life (years)	4.7	5.1	4.7	5.1
Risk-free interest rate	1.5%	1.5%	1.5%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$13.47	$11.39	$11.29	$8.46

Performance Share Awards

During the six months ended June 30, 2014, 0.1 million performance share awards were granted to key members of management primarily as part of the 2014 annual grant. These awards vest at the end of the three-year performance cycle. The amount of awards is earned based on a formula measuring performance using relative total shareholder return over a three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	Six Months Ended June 30,
	2014	2013
Expected volatility	30.8%	30.8%
Risk-free interest rate	0.6%	0.4%
Expected dividend yield	0.0%	0.0%
Fair value per performance share	$54.55	$29.46

Restricted Stock Units

During the six months ended June 30, 2014, 0.8 million restricted stock units ("restricted awards") were granted to certain employees and non-employee directors primarily as part of the 2014 annual grant. Hospira issues restricted awards with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted awards granted for the six months ended June 30, 2014 was $42.96 per restricted award. The weighted average grant date fair value for the six months ended June 30, 2013 was $29.45 per restricted award.

Note 24 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories.

Precedex™ Matters

Hospira is involved in seven patent lawsuits concerning Hospira's Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent.

In December 2013, Hospira entered into a settlement agreement in its patent infringement litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz's "Paragraph IV" notice indicating that it has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Precedex™. The agreement provides for a market entry date for Sandoz to sell a generic version of Precedex™ no later than December 26, 2014. The agreement also includes a number of accelerator provisions which, if triggered, could lead to an earlier Sandoz market entry date, and is subject to standard contingencies.

On November 12, 2010, Hospira brought suit against Caraco Pharmaceutical Laboratories, Ltd. ("Caraco") for patent infringement. The lawsuit, which alleges infringement of U.S. Patent No. 6,716,867 (the "867 patent") (expires March 31, 2019) is pending in the U.S. District Court for the Eastern District of Michigan: Hospira, Inc. and Orion Corporation v. Caraco Pharmaceutical Laboratories, Ltd., No. 10-cv-14514 (E.D. Mich. 2010). The lawsuit is based on Caraco's "Paragraph IV" notice indicating that Caraco has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco's ANDA has received tentative approval from the FDA.

On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors for Precedex™ concentrate regarding the ability of potential competitors to "carve-out" labeled indications and potentially achieve final product approval at any time. Depending on how it rules, action by the FDA could lead to one or more launches of generic Precedex™ concentrate anytime thereafter which would have a material adverse impact on Hospira's sales of Precedex™ and related results of operations.

On April 18, 2014, Hospira and Orion Corporation, brought suit in separate actions against the following parties alleging infringement of the 867 patent:

Defendant	U.S. District Court Where Filed
Akorn, Inc.	Northern District of Illinois., No. 14-cv-02811
Actavis US Holding LLC and Actavis LLC	District of Delaware, No. 14-cv-00488
Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories	District of Delaware, No. 14-cv-00487
Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc.	District of Delaware, No. 14-cv-00486
Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. USA	Middle District of North Carolina, No. 14-cv-00336

The lawsuits are based on the "Paragraph IV" notice provided by the respective ANDA holders above indicating that each has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs.

On June 20, 2014, Hospira received a "Paragraph IV" notice from Bedford Laboratories referencing Hospira's patents for Precedex™, including patents covering the pre-mix formulation of Precedex™. Hospira intends to respond to the notice within 45-days from receipt.

Securities Litigation

Hospira and certain of its current and former corporate officers are defendants in a class action lawsuit alleging violations of the Securities and Exchange Act of 1934: City of Sterling Heights General Employees' Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, amended complaint filed June 25, 2012 and pending in the United States District Court for the Northern District of Illinois. The lawsuit alleges, generally, that the defendants issued materially false and misleading statements regarding Hospira's financials and business prospects and failed to disclose material facts affecting Hospira's financial condition. The lawsuit alleges a class period from February 4, 2010 (announcement of fourth quarter, 2009 financial results)

through October 17, 2011 (Hospira announced preliminary financial results for third quarter, 2011 on October 18, 2011). The parties have reached a tentative agreement to settle this matter, subject to the Court's review and grant of final approval. The settlement will be fully funded by insurance proceeds.

Derivative Securities Litigation

Hospira is a nominal defendant in a consolidated shareholder derivative lawsuit, which names as defendants certain current and former Hospira officers, and members of Hospira's Board of Directors. The case is: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant). In general terms, the lawsuit alleges breaches of fiduciary duties by the individual defendants and seeks damages, purportedly on behalf of Hospira.

In July 2014, a shareholder derivative suit, International Union of Operating Engineers Pension Plan of Eastern Pennsylvania and Delaware v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, and Ronald A. Matricaria and Hospira, Inc. (Nominal Defendant), was filed in Delaware Chancery Court. This suit alleges breaches of fiduciary duty by the individual defendants and seeks damages, purportedly on behalf of Hospira, in connection with the matters covered by the lawsuit described in the preceding paragraph and the securities lawsuit described under "Securities Litigation" above. The plaintiff shareholder previously made a written Demand for Action on the Board of Directors in February and May 2014. Counsel for another shareholder made a similar demand in April 2012 to investigate the matters covered by the derivative and securities lawsuits, but that shareholder is not a party to the lawsuit filed in July 2014.

Regulatory Matters

Hospira's businesses are subject to regulatory inspections by regulatory authorities across the globe. Such regulatory inspections may lead to observations (commonly referred to as Form 483 observations in the U.S.), untitled letters, warning letters or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations.

Hospira has received warning letters from the FDA related to matters affecting its pharmaceutical and device manufacturing facilities in Clayton and Rocky Mount, North Carolina, its device manufacturing facility in La Aurora de Heredia, Costa Rica, Irungattukottai, India, and its device quality systems and governance in Lake Forest, Illinois. The Company has responded fully, and in a timely manner, to these warning letters. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. While Hospira continues implementing its remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified in the warning letters.

Litigation Exposure Evaluation

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at June 30, 2014 and December 31, 2013, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recorded by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 25 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas reportable segment includes three operating segments, the U.S., Canada and Latin America; the EMEA reportable segment includes one operating segment, Europe, the Middle East and Africa; and the APAC reportable segment includes two operating segments, Asia & Japan and Australia & New Zealand. In all segments, Hospira sells a broad line of products, including Specialty Injectable Pharmaceuticals, Medication Management and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets and other device products. Other Pharmaceuticals include large volume intravenous solutions, nutritionals and contract manufacturing.

Hospira's underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, Interest expense and Other (income) expense, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described in Note 1 of Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of Hospira's 2013 Form 10-K.

Reportable segment information:

The table below presents information about Hospira's reportable segments for the three months ended June 30:

	Net Sales		Income (Loss) From Operations
(dollars in millions)	2014	2013	2014	2013
Americas	$913.2	$816.2	$136.6	$97.5
EMEA	132.7	129.3	(11.7)	(14.9)
APAC	89.9	80.7	12.2	1.6
Total reportable segments	$1,135.8	$1,026.2	137.1	84.2
Corporate functions			(19.9)	(22.8)
Stock-based compensation			(17.7)	(9.2)
Income From Operations			99.5	52.2
Interest and Other (income) expense, net			(18.4)	(30.0)
Income Before Income Taxes			$81.1	$22.2

The table below presents information about Hospira's reportable segments for the six months ended June 30:

	Net Sales		Income (Loss) From Operations
(dollars in millions)	2014	2013	2014	2013
Americas	$1,755.0	$1,514.6	$278.4	$71.8
EMEA	265.5	246.5	(25.8)	(59.1)
APAC	166.1	149.1	13.1	(15.2)
Total reportable segments	$2,186.6	$1,910.2	265.7	(2.5)
Corporate functions			(37.9)	(43.2)
Stock-based compensation			(28.7)	(20.7)
Income (Loss) From Operations			199.1	(66.4)
Interest and Other (income) expense, net			(36.9)	(51.9)
Income (Loss) Before Income Taxes			$162.2	$(118.3)

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

Hospira's portfolio of products includes Specialty Injectable Pharmaceuticals, Medication Management and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals, which represented approximately 69% of global Net sales for the first six months of 2014, includes Hospira's generic acute-care and oncology injectable products, biosimilars and the proprietary sedation agent Precedex™. Hospira's Specialty Injectable Pharmaceuticals portfolio also includes many of its products offered in differentiated delivery formats. Medication Management, which represented approximately 19% of global Net sales for the first six months of 2014, includes the Company's medication management systems and gravity administration sets. Medication management systems are integrated infusion delivery systems that include dedicated administration sets and safety software system offerings, that help make the medication delivery process safer and more efficient. Other Pharmaceuticals, which represented approximately 12% of global Net sales for the first six months of 2014, includes intravenous solutions and One2One™, Hospira's global contract manufacturing services.

In the six months ended June 30, 2014, Hospira derived 80% of its global Net sales from the Americas, which includes the United States ("U.S."), Canada and Latin America; 12% from Europe, Middle East and Africa ("EMEA"); and, 8% from Asia Pacific, which includes Asia, Japan, Australia and New Zealand ("APAC").

Hospira's biosimilars, generic pharmaceuticals and device products are key strategic growth drivers. Through continued global expansion, biosimilar research and development, work with collaborative partners and Hospira's Device Strategy (discussed below), Hospira continues to position itself to deliver a broad portfolio of products used by hospitals and other healthcare providers around the globe.

In addition to product development and global market expansion, Hospira seeks opportunities for continuous improvement (including efficiency, effectiveness and competitiveness to improve its cost base and cash flows) demonstrated through Hospira's continued construction of a manufacturing facility in Vizag, India, and the closing of an acquisition, in July 2014, in which Hospira acquired Orchid Chemicals & Pharmaceuticals Ltd.'s ("Orchid") penem and penicillin Active Pharmaceutical Ingredient ("API") business and associated research and development ("R&D") facility located in India.

Although product development and global market expansion are areas of significant investment, Hospira recognizes that its industry is complex, evolving and highly regulated. Hospira has made substantial investments designed to meet the ever-increasing demands of the highly regulated industry in which it operates. Hospira works closely with regulators, including the U.S. Food and Drug Administration ("FDA") and other regulatory bodies around the world, and has undertaken significant initiatives, including its Device Strategy and certain quality matters, to support its products in a highly regulated industry. Specifically, Hospira is working to address matters involving its facilities and processes raised in warning letters, untitled letters and Form 483 observations received from the FDA or comparable inspection results from other governmental regulatory agencies. Hospira has developed and is implementing remediation plans, which involve changes to facilities, processes and products, and will involve capital and operating expenditures.

For additional overview information on Hospira, see "Item 1. Business" in Hospira's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").

Product Development and Product Launches

Hospira manages its product development programs and related costs through the following four product categories: biosimilars, generic pharmaceuticals, devices and proprietary pharmaceuticals.

Biosimilar Product Development

As of June 30, 2014, Hospira's biosimilar development pipeline, including co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Inc. (collectively "Celltrion"), consisted of up to 11 compounds. Information for certain products in the pipeline includes the following:

•
Inflectra™: Hospira's infliximab biosimilar, Inflectra™, has received approval in all European Economic Area ("EEA") countries. Hospira has launched Inflectra™ in several early-launch countries and is working to further commercialize Inflectra™ in all EEA countries at the earliest opportunity taking into account any relevant patent protection and other factors. Celltrion is able to commercialize its infliximab product in the same territories; and

•
EPO: In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin ("EPO") for patients with certain renal dysfunction who have anemia. In December 2013, Hospira received positive results of its Phase I U.S. EPO clinical study, and Hospira's review of these results concluded in January 2014. Hospira continues to progress towards a planned U.S. FDA submission in late 2014 or early 2015.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year, and such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. This arrangement aligns with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For the three and six months ended June 30, 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $11.8 million and $18.7 million, respectively. For the three and six months ended June 30, 2013, the offset recognized to Research and development expense was $14.3 million. Cumulative development funding as of June 30, 2014 was $68.7 million.

Generic Pharmaceutical Product Development

Hospira includes products in its pipeline if they are approved for development and activity has occurred. As of June 30, 2014, Hospira's generic pharmaceutical pipeline consisted of 65 compounds. A majority of Hospira's current pipeline consists of compounds related to oncology, anti-infectives, anesthesia and analgesia.

In addition, in 2011 Hospira adopted a global market expansion program related to its generic specialty injectable pharmaceutical product line. Execution of this program has involved, and will involve, Hospira qualifying certain of its on-market products into new countries. Hospira continues to qualify certain on-market products, and is on pace to achieve over 250 cumulative new to country submissions since program inception through the end of 2014.

As discussed in the caption "Acquisitions" below, on July 4, 2014, Hospira acquired an R&D facility from Orchid. The impacts of this acquisition on Hospira's generic pharmaceutical pipeline continue to be evaluated.

Device Product Development

Hospira's device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

Hospira continues to implement its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Under this initiative, Hospira's development efforts for on-market products will focus on the Plum A+™, Sapphire™ and LifeCare PCA™ platforms. In addition, Hospira is investing in the development of the next-generation of the Plum™ and Sapphire™ pumps, while furthering Hospira's position in providing intravenous clinical integration technology, which integrates infusion systems with electronic health records. Consistent with this strategy, a submission was filed with the FDA for the Plum 360™ pump in the second quarter of 2014. For further information related to the Device Strategy, see the section captioned "Device Strategy" below.

Proprietary Pharmaceutical Product Development

As of June 30, 2014, Hospira had in development two proprietary pharmaceuticals, Precedex™ and Dyloject™, for which development spending is now nominal.

Research and Development Expense

R&D expense includes costs identifiable to specific development projects, support activities that are essential to all of Hospira's R&D operations and upfront and development milestone payments associated with external collaborative or other arrangements. R&D expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Research and development expense	$75.7	$74.4	$158.9	$148.2

Specific project costs as a percentage of total R&D expense*
EPO Phase III U.S. clinical trial expenses and other related project costs	8.4%	10.7%	15.0%	13.5%
* net of R&D arrangement funding reimbursements recognized as an offset to R&D expense.

Other than EPO Phase III trial costs, the costs attributable to a specific project were not individually material to Hospira's R&D expense line item for the periods presented.

As Hospira's biosimilar development programs progress, Hospira expects that over the next several years the amount of spending on these programs will remain at a higher percentage of Hospira's total R&D expense. This expectation is attributable to investment in R&D for biosimilars that are not approved, and incremental life-cycle spending for currently approved, on-market, biosimilars. Costs for on-market biosimilars can include studies to demonstrate additional indications, regulator required post-launch studies, and various other life-cycle management or enhancement programs, which may or may not alter the current product indications and approvals.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, other exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2014, Hospira continues to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. Capital expenditures and related start-up costs are anticipated, with the first commercial production expected by the end of 2014, with production increasing over the course of the next several years. In aggregate, Hospira estimates Vizag, India capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total capital expenditures of $282.1 million through June 30, 2014. For the Vizag, India capacity expansion, capital expenditures were $35.0 million and $54.9 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, these capital expenditures were $18.6 million and $31.5 million, respectively. Capital expenditures in 2014 are expected to be approximately $90 million with the remaining amounts to be capitalized in subsequent years.

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

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira will continue to incur manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs over the next few years. The estimated range of costs in 2014 is expected to be approximately $70 million to $90 million, subject to timing of applicable regulatory approval and other external factors. For the three and six months ended June 30, 2014, Hospira incurred charges of $14.1 million and $28.1 million, respectively, primarily related to start-up and facility validation activities which are reported in Cost of products sold. For the three and six months ended June 30, 2013, these charges were $4.0 million and $7.7 million, respectively. Since inception, charges incurred through June 30, 2014 were $72.3 million. Hospira anticipates the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As Hospira transitions from start-up to normalized production levels, Hospira may incur further unabsorbed costs which will be impacted by the rate of transition and utilization of each production line.

In March 2014, the FDA concluded a pre-approval inspection at the Vizag, India facility which resulted in the FDA issuing a Form 483 listing 10 observations. Hospira responded to these observations, and in July 2014 received an untitled letter requesting additional information regarding two of Hospira's corrective actions. Hospira will be responding to this letter and will continue working to resolve the FDA's concerns. Hospira's ability to commercially sell product produced in Vizag, India will ultimately depend on FDA approval.

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

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. As part of this agreement, the buyer purchased substantially all manufacturing facility assets and entered into an agreement to manufacture the components and sub-assemblies Hospira produced in Buffalo for various Hospira manufacturing facilities. Hospira closed the transaction in July 2014. Hospira incurred a pre-tax loss on disposal of assets of $5.0 million in the three months ended June 30, 2014.

Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In late 2012 and continuing into 2014, Hospira incurred costs to optimize commercial organizational structures, in all segments, and exit device products in certain APAC markets. As Hospira continues to optimize its global commercial operations and align investments to support future growth, Hospira anticipates that similar restructuring actions will continue through 2015. The aggregate costs are reported in Restructuring and impairment and primarily include severance charges of $13.4 million and contract termination charges of $3.1 million. Of the aggregate costs, $1.6 million and $0.5 million were incurred in the three months ended June 30, 2014 and 2013, respectively, and $1.9 million and $4.5 million were incurred in the six months ended June 30, 2014 and 2013, respectively.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income (loss) line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Cost of products sold	$14.1	$4.0	$28.1	$7.7
Restructuring and impairment	1.6	0.5	1.9	4.5
Total charges	$15.7	$4.5	$30.0	$12.2

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

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business & Associated Research and Development Facility)

On July 4, 2014, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited ("Hospira India"), acquired from Orchid its penem and penicillin API business located in Aurangabad, India and associated research and development ("R&D") facility based in Chennai, India, along with the related assets and employees associated with these operations, for a preliminary purchase price of approximately $247.0 million, subject to certain adjustments. The purchase price, based on the final purchase agreement terms, includes foreign currency exchange rate impacts, working capital adjustments, the assumption of debt, and settlement of $29.5 million of amounts due to Hospira from Orchid, including $6.0 million of advances, net of product receipts, in July 2014. In addition, a portion of the purchase price, $17.0 million, is subject to an eighteen month hold-back. Pursuant to the terms of the purchase agreement, some or all of such hold-back amount may ultimately be retained by Hospira. See Note 1 to the condensed consolidated financial statements included in Item 1 of this report for additional information on Hospira's advances to Orchid. During the three months ended June 30, 2014 and 2013, Hospira incurred $1.9 million and $1.1 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. During the six months ended June 30, 2014 and 2013, these costs were $2.8 million and $2.8 million, respectively. Hospira expects to incur additional costs in 2014, including the charges noted below. Cumulative acquisition and integration-related costs as of June 30, 2014 were $8.4 million.

Also on July 4, 2014, Hospira advanced, through a loan facility, approximately $17.3 million to an entity controlled by the primary shareholder of Orchid to fund obligations of this entity necessary to close the transaction. Hospira will pursue collection in accordance with the terms of the facility, however, as collectability is not reasonably assured, an allowance will be established.

Separately, Orchid remains a current supplier of cephalosporin APIs to Hospira.

Evolabis

In February 2014, Hospira acquired a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line. The impact of this acquisition is not anticipated to be material to Hospira's results of operations in 2014.

Certain Quality and Product Related Matters

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other domestic and foreign regulatory authorities. Hospira's manufacturing and other facilities, and those of its suppliers, are subject to periodic inspections to verify compliance with current FDA and other governmental regulatory requirements. This regulatory oversight may lead to, including, but not limited to, inspection observations (commonly called Form 483 observations in the U.S.), warning letters (directing the company to respond and to take voluntary corrective action), untitled letters (which cite observations that do not meet the threshold of regulatory significance for a warning letter, but require the company to respond and to take corrective action), or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals, civil penalties, criminal prosecution and other restrictions on operations. Any of these regulatory actions as well as Hospira's inspections, reviews and commitments may require remediation activities with respect to products, facilities and quality/production policies, procedures and processes.

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

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities.

•	Clayton: In June 2013, after an FDA inspection at the Clayton facility, the facility was designated as No Action Indicated ("NAI").

•
Rocky Mount: In February 2014, the status of Rocky Mount's pharmaceutical manufacturing was upgraded to Voluntary Action Indicated ("VAI") status. At the close of a June 2014 inspection at the Rocky Mount facility, the FDA did not issue any Form 483 observations.

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

In November 2012, the FDA issued an import alert that prohibits the importation of Symbiq™ infusion pumps into the U.S., and in February 2013, the FDA expanded the import alert to prohibit the importation into the U.S. of the Plum™, GemStar™ and LifeCare PCA™ infusion pumps which are manufactured in Hospira's Costa Rica facility. The FDA's import alert does not restrict the importation of Hospira's other medication management products, including consumables or Hospira's other infusion pump accessories. Hospira cannot predict when the FDA import alert for the above infusion devices will end. The FDA import alert is not expected to be lifted until at least the re-inspection of the Costa Rica facility, and perhaps other related facilities, occurs and the FDA is satisfied with the results and until Hospira demonstrates adequate progress on its Device Strategy. Hospira continues to support the repair and service of all impacted pumps to existing customers in the U.S.

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

Warning Letters (May 2013) and Related Matters

In May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's device quality systems and governance in Lake Forest, Illinois, in January and February 2013 ("2013 Device Warning Letter"). The 2013 Device Warning Letter cited current good manufacturing practice deficiencies, including failures related to design controls, corrective and preventive actions, complaint handling, purchasing controls and document controls and other inadequacies, including deviations from the medical device reporting regulation. Hospira's Lake Forest site does not manufacture any device products but performs many portions of Hospira's quality system procedures which support all of Hospira's device products and operations. In May 2014, the FDA issued a Form 483 listing observations after inspection of Hospira's Lake Forest site. A number of the observations dealt with events that occurred prior to the quality systems remediation actions taken by the Company. In June 2014, Hospira submitted a written response to the observations that included actions to address the FDA's concerns.

Also in May 2013, Hospira received a Warning Letter from the FDA related to the FDA's inspection of Hospira's pharmaceutical manufacturing facility in Irungattukottai, India ("IKKT" facility) in October 2012 ("2013 Pharmaceutical Warning Letter"). The 2013 Pharmaceutical Warning Letter cited current good manufacturing practice deficiencies, including failure to establish and follow appropriate written procedures, including failure to validate all aseptic and sterilization processes, and failure to appropriately maintain manufacturing facilities.

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

All of Hospira's manufacturing facilities and related operations, including domestic and international, are subject to routine FDA inspections and some of those facilities have received Form 483 observations or FDA-issued untitled letters or comparable inspection results from other governmental regulatory agencies, which are not included above. Hospira is working to achieve alignment between all of its facilities and quality policies, procedures and processes and the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for strengthening quality, compliance and production processes at other facilities. For example, third-party oversight and consulting costs for remediation activities have been and will continue to be incurred at a number of other manufacturing sites.

Device Remediation Matters

Comprehensive Medication Management Product Review

In late 2010, Hospira committed to the FDA that it would engage in a comprehensive product review for each of Hospira's medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. Hospira completed the product review investigations in 2013. As an outcome of the reviews, Hospira identified the need to take certain remediation actions, such as product recalls which require deployment of a modification to the installed customer base, design history file updates, incorporation of certain corrective actions into new production or other corrective or preventive actions for Hospira's medication management products which will continue to be advanced. Examples of such remediation actions include deployment of a remediated battery and door roller assembly on the Plum A+™ pumps and deployment of a remediated door on the LifeCare PCA™ infusion pumps to the installed customer base.

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

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013
Warning Letter Matters
Third-party oversight and consulting	$4.8	$18.1	$9.8	$34.3
Other charges (primarily extended production downtime related costs and failure to supply penalties)	2.0	7.1	5.2	12.0
Device Remediation Matters
Third party consulting and other charges (product review and remediation activities)	5.3	6.8	10.0	11.3
Corrective action and life-cycle management charges (credits)	14.1	2.0	14.1	(12.9)
Total Charges	$26.2	$34.0	$39.1	$44.7

In 2014, Hospira expects to incur aggregate charges of approximately $60 million to $80 million related to these quality and product related matters, which are primarily for third-party oversight and consulting and device remediation matters, including product recalls. The amount, timing and recognition of additional charges associated with these certain matters over this time period will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors.

In addition to the charges incurred for these certain quality and product related matters, Hospira has incurred, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira's existing facilities and operations may be required. In this regard, see matters discussed in the "Continuous Improvement Activities - Facilities Optimization and Capacity Expansion" section within this Item 2.

Device Strategy

Hospira continues to implement its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next generation technology, such as the Plum 360™ and SapphirePlus™ pumps, to support further modernization of its installed base.

The Device Strategy builds on Hospira's comprehensive device review of its global installed base of infusion pumps. Hospira has communicated this strategy to the FDA and other global regulatory agencies, and has been working with these agencies.

Under the retirement and replacement actions, Hospira is retiring older pumps from the market and initiating customer replacement programs. Among alternatives provided to customers, Hospira is offering customer sales allowances and/or accommodations which may be used as a credit for transitioning to alternative technology. The majority of the activity includes:

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

See section captioned "Product Development and Product Launches" above for additional information on the submission of the Plum 360™ to the FDA.

Hospira will continue to support the affected pumps during the retirement and replacement period. Hospira continues to transition customers to Hospira's streamlined portfolio of remediated devices. See the section captioned "Certain Quality and Product Related Matters - Warning Letter (August 2012) and Related Matters," within this Item 2 for a description of international regulatory matters that could impact Hospira's ability to move forward with transitioning customers outside of the U.S.

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

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013	2014	2013
Customer sales allowances	$—	$—	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	4.1	17.7	9.7	41.3	Cost of products sold
Inventory charges	2.0	(3.1)	2.3	45.8	Cost of products sold
Other asset impairments and accelerated depreciation	0.9	2.4	1.3	7.1	Restructuring and impairment
Total charges	$7.0	$17.0	$13.3	$198.5

Cumulative Device Strategy charges as of June 30, 2014 were $240.2 million. In 2014, Hospira expects to incur aggregate charges of approximately $30 million to $40 million related to the Device Strategy. The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges. In this regard, see matters discussed above under the "Certain Quality and Product Related Matters" section within this Item 2.

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

Patent-Related Product Matters

Hospira is involved in patent-related disputes with several companies who have branded products over Hospira's efforts to market generic versions of those products and with companies regarding certain of Hospira's Precedex™ patents. Hospira faces potential generic competition for Precedex™ including certain legal proceedings challenging Hospira's patent position relating to Precedex™. The outcome of patent litigation, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. For further details regarding Hospira's patents and other patent-related litigation, see the section captioned "Product Development and Product Launches" above, and Note 24 to the condensed consolidated financial statements included in Item 1 of this report.

On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors for Precedex™ concentrate regarding the ability of potential competitors to "carve-out" labeled indications and potentially achieve final product approval at any time. Depending on how it rules, action by the FDA could lead to one or more launches of generic

Precedex™ concentrate anytime thereafter which would have a material adverse impact on Hospira's sales of Precedex™ and related results of operations.

For more information about risks related to these matters, see the sections captioned "If Hospira is unable to protect its intellectual property rights, its business and prospects could be harmed" and "If Hospira infringes the intellectual property rights of third parties, Hospira may face legal action, adverse damage awards, increased costs and delays in marketing new products" in "Part I, Item IA. Risk Factors" of Hospira's 2013 Form 10-K.

Results of operations for the three months ended June 30, 2014 compared to June 30, 2013

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,
	2014	2013	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$625.5	$539.3	16.0%	16.7%
Medication Management	176.2	176.5	(0.2)%	1.4%
Other Pharma	111.5	100.4	11.1%	11.4%
Total Americas	913.2	816.2	11.9%	12.7%
EMEA—
Specialty Injectable Pharmaceuticals	84.6	82.0	3.2%	(1.6)%
Medication Management	27.9	27.0	3.3%	(1.9)%
Other Pharma	20.2	20.3	(0.5)%	(7.9)%
Total EMEA	132.7	129.3	2.6%	(2.6)%
APAC—
Specialty Injectable Pharmaceuticals	75.2	68.5	9.8%	13.3%
Medication Management	11.4	10.5	8.6%	11.4%
Other Pharma	3.3	1.7	94.1%	94.1%
Total APAC	89.9	80.7	11.4%	14.7%
Net Sales	$1,135.8	$1,026.2	10.7%	11.0%

Specialty Injectable Pharmaceuticals ("SIP") includes generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets and other device products. Other Pharma includes large volume intravenous solutions, nutritionals and contract manufacturing.

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods' foreign exchange rates and are non-GAAP measures. Hospira calculated these percentages by taking current period reported Net sales less the respective prior period reported Net sales, divided by the prior period reported Net sales, all at the respective prior period's foreign exchange rates. This measure provides information on the change in Net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of changes in Net sales without the impact of foreign currency and provides greater transparency into Hospira's results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

Net sales were adversely impacted by Hospira's inability to ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See "Certain Quality and Product Related Matters" above for further information.

Three months ended June 30, 2014 compared to three months ended June 30, 2013:

Net sales increased 10.7%, or 11.0% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 11.9%, or 12.7% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to certain product price increases in the U.S. and increased volume due to supply recovery of certain Hospira U.S. products. This growth is partially offset by the impact of competitor supply recovery of certain products and decreased volume of Precedex™ due to the initial supply sold to support the April 2013 launch of the pre-mix presentation. Medication Management Net sales increased, excluding the impact of changes in foreign exchange rates, primarily due to gravity administration set volume increases, offset by a decrease in volume of dedicated sets for the GemStar™ and Symbiq™ infusion pumps. For more information on the retirement of the GemStar™ and Symbiq™ pumps, see section "Device Strategy" above. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased volume due to competitor supply issues.

EMEA

Net sales in the EMEA segment increased 2.6%, or decreased 2.6% excluding the impact of changes in foreign exchange rates. Net sales of SIP decreased, excluding the impact of changes in foreign exchange rates, due to continued competitive pricing pressures, offset by continued strong sales volume of biosimilar products. Medication Management Net sales decreased, excluding the impact of changes in foreign exchange rates, primarily due to decreased volume of other device products. Other Pharma Net sales decreased, excluding the impact of changes in foreign exchange rates, due to lower contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 11.4%, or 14.7% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to increased sales of paclitaxel in China, continued growth of Precedex™ in Japan, and increased volume of other generic products across the region. Medication Management Net sales increased primarily due to sales of the recently launched Sapphire™ infusion pump and gravity administration set volume increases. Other Pharma Net sales increased due to higher contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Three months ended June 30 (dollars in millions)	2014	2013	change
Gross profit	$400.0	$318.7	25.5%
As a percent of Net sales	35.2%	31.1%

Gross profit increased $81.3 million, or 25.5%, for the three months ended June 30, 2014, compared with the same period in 2013. Gross profit increased due to higher pricing on U.S. SIP products and lower manufacturing spending related to strengthening quality, compliance and production processes, offset by lower docetaxel and Precedex™ volume and higher start-up and facility validation charges related to the Vizag, India capacity expansion.

Restructuring and impairment

			Percent
Three months ended June 30 (dollars in millions)	2014	2013	change
Restructuring and impairment	$13.5	$2.9	365.5%
As a percent of Net sales	1.2%	0.3%

Restructuring and impairment of $13.5 million for the three months ended June 30, 2014 included impairment charges for certain property and equipment, charges related to commercial restructuring-related activities and accelerated depreciation charges related to the Device Strategy. Restructuring and impairment of $2.9 million for the three months ended June 30, 2013 included charges related to the APAC and EMEA segments commercial restructuring-related activities.

Research and development

			Percent
Three months ended June 30 (dollars in millions)	2014	2013	change
Research and development	$75.7	$74.4	1.7%
As a percent of Net sales	6.7%	7.3%

R&D increased $1.3 million, or 1.7%, for the three months ended June 30, 2014, compared with the same period in 2013 primarily due to higher spending on Inflectra™ clinical trials as part of EEA regulatory requirements post launch.

Selling, general and administrative

			Percent
Three months ended June 30 (dollars in millions)	2014	2013	change
Selling, general and administrative	$211.3	$189.2	11.7%
As a percent of Net sales	18.6%	18.4%

Selling, general and administrative increased $22.1 million for the three months ended June 30, 2014, compared with the same period in 2013 primarily due to higher employee related compensation charges, increased business development costs and higher selling and promotional expense for expansion in emerging markets.

Interest and Other (income) expense, net

Hospira recognized Interest expense of $19.2 million for the three months ended June 30, 2014 and $19.9 million in the same period in 2013. Interest expense decreased primarily due to higher capitalization of interest and lower outstanding balances on foreign lines of credit which were offset by accelerated swap gains recorded in 2013. These swaps were accelerated and recognized during September 2013 after Hospira refinanced a portion of its outstanding debt. Other (income) expense, net was $(0.8) million for the three months ended June 30, 2014 and $10.1 million in the same period in 2013. The change to Other (income) expense, net was primarily due to gains on outstanding foreign currency hedges for the Orchid acquisition recognized in 2014 and investment impairments recognized in 2013.

Income tax expense (benefit)

The effective tax rate was an expense of 23.3% for the three months ended June 30, 2014, compared to a benefit of 27.9% for the same period in 2013, primarily a result of higher income and fewer tax deductions for the three months ended June 30, 2014. Although more significant for the three months ended June 30, 2013, both periods were impacted by continuous improvement, quality and device-related charges incurred in higher tax rate jurisdictions which favorably impacted Hospira's effective tax rate. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity income from affiliates, net

Equity income from affiliates, net increased to $8.7 million during the three months ended June 30, 2014 compared to $4.5 million for the same period in 2013. The increase is primarily due to the release of a tax valuation allowance previously established by ZHOPL.

Results of operations for the six months ended June 30, 2014 compared to June 30, 2013

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2014	2013	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,196.1	$1,050.4	13.9%	14.8%
Medication Management	346.8	275.2	26.0%	28.3%
Other Pharma	212.1	189.0	12.2%	12.7%
Total Americas	1,755.0	1,514.6	15.9%	17.0%
EMEA—
Specialty Injectable Pharmaceuticals	170.5	164.4	3.7%	(0.6)%
Medication Management	53.6	45.3	18.3%	13.2%
Other Pharma	41.4	36.8	12.5%	6.3%
Total EMEA	265.5	246.5	7.7%	3.0%
APAC—
Specialty Injectable Pharmaceuticals	135.0	126.8	6.5%	12.1%
Medication Management	21.4	17.8	20.2%	26.4%
Other Pharma	9.7	4.5	115.6%	115.6%
Total APAC	166.1	149.1	11.4%	17.0%
Net Sales(2)	$2,186.6	$1,910.2	14.5%	15.2%

Specialty Injectable Pharmaceuticals ("SIP") includes generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets and other device products. Other Pharma includes large volume intravenous solutions, nutritionals and contract manufacturing.

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods' foreign exchange rates and are non-GAAP measures. Hospira calculated these percentages by taking current period reported Net sales less the respective prior period reported Net sales, divided by the prior period reported Net sales, all at the respective prior period's foreign exchange rates. This measure provides information on the change in Net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of changes in Net sales without the impact of foreign currency and provides greater transparency into Hospira's results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

(2)
Net sales for the six months ended June 30, 2013 included the impact of the $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. Excluding this charge, Net sales increased 8.5%, or 9.2% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" above for further information.

Net sales were adversely impacted by Hospira's inability to ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See "Certain Quality and Product Related Matters" above for further information.

Six months ended June 30, 2014 compared to six months ended June 30, 2013:

Net sales increased 14.5%, or 15.2% excluding the impact of changes in foreign exchange rates. Excluding the impact of $104.3 million of Device Strategy charges in 2013, Net sales increased 8.5%, or 9.2% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 15.9%, or 17.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to certain product price increases in the U.S. and increased volume due to supply recovery of certain Hospira U.S. products. This growth is partially offset by continued docetaxel price erosion following its 2011 launch. Excluding the impact of $88.4 million of Device Strategy charges in 2013, Medication Management Net sales decreased primarily due to the FDA import alert prohibiting the importation into the U.S. of the Plum™, GemStar™ and LifeCare PCA™ infusion pumps. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased volume due to competitor supply issues.

EMEA

Net sales in the EMEA segment increased 7.7%, or 3.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP decreased, excluding the impact of foreign exchange rates, due to generic SIP continued pricing pressures, offset by continued strong sales volume of biosimilar products. Excluding the impact of $13.2 million of Device Strategy charges in 2013, Medication Management Net sales decreased, primarily due to reduced volume related to regulatory agency restrictions on Plum™ and GemStar™ infusion pumps leading to reduced dedicated administration set sales. For more information on the retirement of the GemStar™ pump, see section "Device Strategy" above. Other Pharma Net sales increased due to increased compounding activities offset by lower contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 11.4%, or 17.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to increased sales volume of paclitaxel in China, continued volume growth of Precedex™ in Japan, and volume growth of other generic products across the region. Excluding the impact of $2.7 million of Device Strategy charges in 2013, Medication Management Net sales increased primarily due to sales of the recently launched Sapphire™ infusion pump and gravity administration set volume increases. Other Pharma Net sales increased due to higher contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Six months ended June 30 (dollars in millions)	2014	2013	change
Gross profit	$769.6	$468.8	64.2%
As a percent of Net sales	35.2%	24.5%

Gross profit increased $300.8 million, or 64.2%, for the six months ended June 30, 2014, compared with the same period in 2013. Gross profit for the six months ended June 30, 2013 included charges of $191.4 million related to the Device Strategy, and charges continued to a lesser extent in 2014. Gross profit also increased due to higher pricing on U.S. SIP products offset by lower docetaxel sales and higher start-up and facility validation charges related to the Vizag, India capacity expansion.

Restructuring and impairment

			Percent
Six months ended June 30 (dollars in millions)	2014	2013	change
Restructuring and impairment	$14.2	$11.7	21.4%
As a percent of Net sales	0.6%	0.6%

Restructuring and impairment of $14.2 million for the six months ended June 30, 2014 included impairment charges for certain property and equipment, charges related to commercial restructuring-related activities and accelerated depreciation charges related to the Device Strategy. Restructuring and impairment of $11.7 million for the six months ended June 30, 2013 included charges related to the APAC and EMEA segments commercial restructuring-related activities and asset impairment charges related to the Device Strategy.

Research and development

			Percent
Six months ended June 30 (dollars in millions)	2014	2013	change
Research and development	$158.9	$148.2	7.2%
As a percent of Net sales	7.3%	7.8%

R&D increased $10.7 million, or 7.2%, for the six months ended June 30, 2014, compared with the same period in 2013 primarily due to higher spending on EPO clinical trials and related costs.

Selling, general and administrative

			Percent
Six months ended June 30 (dollars in millions)	2014	2013	change
Selling, general and administrative	$397.4	$375.3	5.9%
As a percent of Net sales	18.2%	19.6%

Selling, general and administrative increased $22.1 million for the six months ended June 30, 2014, compared with the same period in 2013 primarily due to higher employee related compensation charges and higher selling and promotional expense for expansion in emerging markets.

Interest and Other (income) expense, net

Hospira recognized Interest expense of $39.7 million for the six months ended June 30, 2014 and $39.5 million in the same period in 2013. Interest expense increased due to accelerated swap gains recorded in 2013, which were accelerated and recognized during September 2013 after Hospira refinanced a portion of its outstanding debt. Other (income) expense, net was $(2.8) million for the six months ended June 30, 2014 and $12.4 million in the same period in 2013. The change to Other (income) expense, net was primarily due to gains on outstanding foreign currency hedges for the Orchid acquisition recognized in 2014 and investment impairments recognized in 2013.

Income tax expense (benefit)

The effective tax rate was an expense of 21.8% for the six months ended June 30, 2014, compared to a benefit of 54.5% for the same period in 2013. Hospira realized a Net Loss for the six months ended June 30, 2013, primarily a result of charges related to the initiation of Hospira's Device Strategy. Both periods were impacted by higher continuous improvement, quality and device-related charges incurred in higher tax rate jurisdictions which favorably impacted Hospira's effective tax rate. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

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

Equity income from affiliates, net

Equity income from affiliates, net increased to $12.0 million during the six months ended June 30, 2014 compared to $10.1 million for the same period in 2013. The increase is primarily due to the release of a tax valuation allowance previously established by ZHOPL.

Liquidity and Capital Resources

Net cash provided by operating activities and cash on hand continues to be Hospira's primary source of funds to finance operating needs, acquisitions, capital expenditures, certain quality and product related matters, research and development related expenditures, common stock repurchases and repayments of debt. Other capital resources include borrowing availability under the revolving credit facility, other uncommitted lines of credit in certain international countries and access to the capital markets. In addition, Hospira may enter into further development alliances and collaborations to fund Hospira's research and development activities. Hospira believes that its current capital resources will be sufficient to finance its operations, including debt service obligations, capital expenditures, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future. Hospira acquired Orchid's penem and penicillin API business and related R&D facility, as further described in the caption "Acquisitions" above, for approximately $247.0 million, which included the settlement of previous advances, with available capital resources.

Of the total cash and cash equivalents at June 30, 2014, approximately $480.4 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in Hospira's U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

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

Hospira has advanced a cumulative $75.0 million to Celltrion through June 30, 2014 for the purchase of certain biosimilar products. As of June 30, 2014, Hospira has received $45.6 million in inventory against these advances. Additional supplier advances in the aggregate of $25.0 million for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Summary of Sources and (Uses) of Cash

	Six Months Ended June 30,
(dollars in millions)	2014	2013
Operating activities	$175.5	$50.6
Investing activities	(181.2)	(161.2)
Financing activities	3.4	39.0

Operating Activities

Net cash provided by operating activities increased in the six months ended June 30, 2014, compared with the same period in 2013 primarily due to higher operating earnings, offset by payments for incentive compensation and no distributions received from equity affiliates in 2014.

Investing Activities

Net cash used in investing activities increased in the six months ended June 30, 2014, compared with the same period in 2013 primarily due to the Vizag, India capacity expansion and the increased capital expenditures for modernization initiatives at several of Hospira's manufacturing facilities, offset by proceeds from the sale of assets, including the Buffalo, NY manufacturing facility in 2014.

Financing Activities

Net cash provided by financing activities decreased in the six months ended June 30, 2014, compared with the same period in 2013 primarily due to repayments of Hospira's other borrowings in certain foreign locations, offset by proceeds from employee stock option exercises.

Debt and Capital

As of June 30, 2014, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant and may limit Hospira's availability for borrowings to less than $1.0 billion. As of June 30, 2014, Hospira had approximately $839 million of availability under the Revolver. The availability of funds is limited by financial covenants related to Hospira's debt and financial position.

As of June 30, 2014, Hospira was in compliance with all financial covenants.

Hospira has entered into short-term borrowings and other debt arrangements as described under the section "Debt and Capital" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Hospira's 2013 Form 10-K. There have been no material changes to the short-term borrowing or other debt arrangement information provided in Hospira's 2013 Form 10-K.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira's 2013 Form 10-K.

Off-Balance Sheet Arrangements

Hospira has no material exposures to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira's significant accounting policies is included in Note 1 to Hospira's consolidated financial statements, which are included in "Part II, Item 8. Financial Statements and Supplementary Data" to Hospira's 2013 Form 10-K. Certain of Hospira's accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2013 Form 10-K.

Recently Issued and Adoption of New Accounting Standards

The disclosures contained in Note 1 to the condensed consolidated financial statements included in Part I Item 1 of this report are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward contracts outstanding at June 30, 2014. While not predictive in nature, these analyses indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net liability balance of $2.9 million would increase by $19.1 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2014 by replacing the actual exchange rates at June 30, 2014 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

There have been no other material changes to the information provided in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" to Hospira's 2013 Form 10-K.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The disclosure contained in Note 24 to the condensed consolidated financial statements included in Part I Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

Please refer to "Part I, Item 1A. Risk Factors" in Hospira's 2013 Form 10-K for a discussion of risks to which Hospira's business, financial condition, results of operations and cash flows are subject. There have been no material changes in Hospira's Risk Factors as disclosed in Hospira's 2013 Form 10-K, except for the following:

Even after our products receive regulatory approval, such products may not achieve expected levels of market acceptance.

Even if we are able to obtain regulatory approvals for our pharmaceutical products, generic or proprietary, including, among other products, biosimilars, the success of those products depends on market acceptance. Market acceptance for our products could be impacted by several factors, including, among other things, FDA-required studies for additional indications, post-launch studies, and various other life-cycle management or enhancement programs with negative results, or perceived negative results, which could adversely affect the product indications, approvals and sales of our on-market products. Such studies can call into question the use, safety, and efficacy of currently marketed and future products. In some cases, studies for other companies have resulted, and may in the future result for others or Hospira, in the delay or loss of marketing approval, the discontinuance of product marketing, changes in product labeling or new or increased concerns about side effects or efficacy of a product, or the need for other risk management programs (e.g., a patient registry). Also, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our products. And, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. As, for example, Hospira's biosimilar development programs progress, Hospira expects that over the next several years the amount of spending to increase on these incremental life-cycle studies for currently approved, on-market, biosimilars. Costs for on-market biosimilars can include studies to demonstrate additional indications, regulator required post-launch studies, and various other life-cycle management or enhancement programs. The occurrence of any of the above risks could result in delays or increased costs during product development, clinical trials and regulatory review, and/or increased costs to comply with additional post-approval regulatory requirements, any or all of which could adversely affect our profitability, financial condition, and results of operations and/or cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the second quarter of 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
April 1-April 30, 2014	1,500	$43.04	—	$800,000,000
May 1-May 31, 2014	1,400	47.25	—	800,000,000
June 1-June 30, 2014	1,200	50.92	—	800,000,000
Total	4,100	$46.78	—	$800,000,000

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

(2)
In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. In April and May 2011, Hospira entered into accelerated share repurchase contracts with a third-party financial institution to repurchase $200.0 million in aggregate of Hospira's common stock. Hospira may periodically repurchase additional shares under this authorization which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price and other factors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

A list of exhibits immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: July 30, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Amendment No. 4 to the Business Transfer Agreement, dated July 3, 2014, between Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited.**

2.2	Amendment No. 5 to the Business Transfer Agreement, dated June 30, 2014, among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Hospira Healthcare India Private Limited.**

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
'The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on July 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income (loss) and comprehensive income (loss), (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders' equity, and (v) the notes to the condensed consolidated financial statements.

**Confidential treatment requested for portions of this exhibit.