Form 10-Q
period 2014-09-30
HOSPIRA INC
filed 2014-11-06
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of November 3, 2014, Registrant had outstanding 169,202,014 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Index

	Part I — Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) — Three and Nine Months Ended September 30, 2014 and September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2014 and September 30, 2013	5

	Condensed Consolidated Balance Sheets (Unaudited) — September 30, 2014 and December 31, 2013	6

	Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited) — Nine Months Ended September 30, 2014	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

	Part II — Other Information

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

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

•
healthcare reform, other legislative or regulatory initiatives and governmental pressures that may affect pricing, biosimilar development, the speed of new product or generic product introduction, quality control, reimbursement, rebate, taxation or other elements of our business;

•
actions undertaken by global regulatory, trade, accounting and taxation bodies, including (i) administrative action taken by the U.S. Food and Drug Administration ("FDA") that could delay or otherwise adversely impact our product development or the manufacturing, registration, importing or selling of products, (ii) trade restrictions or sanctions issued by the U.S. or foreign governments that may limit or close certain geographic markets, and (iii) changes in accounting or tax principles that may change the manner in which we are required to account for our activities; all of which could affect our financial results by affecting revenue opportunities or result in additional expenses or liabilities;

•
product quality or patient safety issues leading to product recalls or other corrective actions, product withdrawals, device product remediation, replacement and retirement programs, product launch delays, import and export bans or restrictions, suspensions, sanctions, seizures, injunctions, litigation or declining sales;

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

•
risks associated with biosimilar development, including significant uncertainty concerning the regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

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
Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Part I, Item 1A. Risk Factors," in Hospira's Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), as updated by "Part II, Item 1A. Risk Factors," in this report, (ii) factors described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Hospira's 2013 Form 10-K, as updated by "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report, and (iii) matters discussed in "Part II, Item 8. Financial Statements and Supplementary Data, Note 25," in Hospira's 2013 Form 10-K, as updated by "Part I, Item 1. Financial Statements, Note 24," in this report. These forward-looking statements speak only as of the date on which the statements were made. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. Hospira undertakes no obligation to update or correct any of these statements and investors and others should not expect that Hospira will make additional updates or corrections, unless required by law.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hospira, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Unaudited)

(dollars and shares in millions, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,150.6	$1,008.2	$3,337.2	$2,918.4

Cost of products sold	719.3	718.0	2,136.3	2,159.5
Restructuring, impairment and (gain) on disposal of assets, net	(106.3)	9.8	(92.0)	21.4
Research and development	86.3	69.9	245.2	218.1
Selling, general and administrative	223.8	180.7	621.1	556.0
Total operating costs and expenses	923.1	978.4	2,910.6	2,955.0
Income (Loss) From Operations	227.5	29.8	426.6	(36.6)

Interest expense	19.2	23.3	58.9	62.8
Other expense, net	4.3	39.0	1.4	51.3
Income (Loss) Before Income Taxes	204.0	(32.5)	366.3	(150.7)
Income tax expense (benefit)	48.6	(31.7)	84.1	(96.2)
Equity income from affiliates, net	(3.2)	(2.7)	(15.2)	(12.7)
Net Income (Loss)	$158.6	$1.9	$297.4	$(41.8)

Earnings (Loss) Per Common Share:
Basic	$0.94	$0.01	$1.77	$(0.25)
Diluted	$0.92	$0.01	$1.75	$(0.25)
Weighted Average Common Shares Outstanding:
Basic	168.9	165.7	167.7	165.5
Diluted	171.8	167.0	170.2	165.5

Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes of $0.0 million for all periods	$(96.3)	$(5.5)	$(57.6)	$(139.3)
Pension liability adjustments, net of taxes of $(1.1) million and $(1.9) million for the three months ended September 30, 2014 and 2013, respectively, and $(3.7) million and $(5.6) million for the nine months ended September 30, 2014 and 2013, respectively	2.1	2.9	5.9	9.0
Unrealized losses on investments, net of taxes of $0.0 million for all periods	(2.7)	—	(2.1)	—
(Losses) gains on cash flow hedges, net of taxes of $0.0 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $0.0 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively	—	(2.3)	0.1	(2.4)
Other Comprehensive Loss	(96.9)	(4.9)	(53.7)	(132.7)
Net Income (Loss)	158.6	1.9	297.4	(41.8)
Comprehensive Income (Loss)	$61.7	$(3.0)	$243.7	$(174.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30,
	2014	2013
Cash Flow From Operating Activities:
Net Income (Loss)	$297.4	$(41.8)
Adjustments to reconcile Net Income (Loss) to net cash from operating activities-
Depreciation	134.7	128.9
Amortization of intangible assets	60.8	63.8
Loss on early debt extinguishment	—	33.4
Stock-based compensation expense	40.3	31.1
Undistributed equity income from affiliates	(15.2)	(12.7)
Distributions received from equity affiliates	16.3	30.1
Deferred income taxes and other tax adjustments	12.8	(119.7)
Impairments and other asset charges	7.3	73.1
Gain on disposal of assets	(100.8)	(0.9)
Changes in assets and liabilities, net of the effects of acquisitions-
Trade receivables	(57.4)	11.2
Inventories	(100.4)	(144.3)
Prepaid expenses and other assets	(8.2)	(48.7)
Trade accounts payable	33.4	(11.3)
Other liabilities	(0.3)	60.0
Other, net	13.6	9.3
Net Cash Provided by Operating Activities	334.3	61.5

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(279.0)	(248.5)
Acquisitions, net of cash acquired	(223.4)	—
Purchases of intangibles and other investments	(35.2)	(12.2)
Purchase of debt security	(200.0)	—
Proceeds from disposal of businesses and assets	130.7	1.4
Net Cash Used in Investing Activities	(606.9)	(259.3)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	691.8
Repayment of long-term debt	—	(650.0)
Payment on early debt extinguishment	—	(39.8)
Other borrowings, net	(84.8)	56.0
Excess tax benefit from stock-based compensation arrangements	4.4	1.1
Proceeds from stock options exercised	105.9	13.0
Net Cash Provided by Financing Activities	25.5	72.1

Effect of exchange rate changes on cash and cash equivalents	(9.6)	(14.6)

Net change in cash and cash equivalents	(256.7)	(140.3)
Cash and cash equivalents at beginning of period	798.1	772.1
Cash and cash equivalents at end of period	$541.4	$631.8

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$101.7	$93.7
Income taxes, net of refunds	$40.6	$55.7
Accrued capital expenditures	$27.9	$12.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in millions)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$541.4	$798.1
Trade receivables, less allowances of $10.3 and $11.2, respectively	610.2	574.3
Inventories, net	1,190.0	1,066.2
Deferred income taxes and other	215.2	208.6
Prepaid expenses	71.3	90.0
Other receivables	131.1	101.3
Total Current Assets	2,759.2	2,838.5
Property and equipment, net	1,787.7	1,574.2
Intangible assets, net	145.1	172.2
Goodwill	1,093.0	1,057.7
Deferred income taxes	314.6	358.9
Investments	257.1	33.1
Other assets	136.4	144.3
Total Assets	$6,493.1	$6,178.9
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$12.9	$93.7
Trade accounts payable	356.1	329.2
Salaries, wages and commissions	212.7	185.4
Other accrued liabilities	588.2	556.8
Total Current Liabilities	1,169.9	1,165.1
Long-term debt	1,749.2	1,747.0
Deferred income taxes	6.9	3.2
Post-retirement obligations and other long-term liabilities	215.4	301.7
Commitments and Contingencies
Total Shareholders' Equity	3,351.7	2,961.9
Total Liabilities and Shareholders' Equity	$6,493.1	$6,178.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited)

(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2014	166.0	$1.8	$(599.8)	$1,838.1	$1,923.8	$(202.0)	$2,961.9
Net Income	—	—	—	—	297.4	—	297.4
Other Comprehensive Loss	—	—	—	—	—	(53.7)	(53.7)
Changes in shareholders' equity related to incentive stock programs	3.1	—	—	146.1	—	—	146.1
Balances at September 30, 2014	169.1	$1.8	$(599.8)	$1,984.2	$2,221.2	$(255.7)	$3,351.7

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements in conformity with generally accepted accounting principles in the U.S. ("GAAP"). However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Hospira's Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"). The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 amends guidance for reporting discontinued operations and disposals of components of an entity. ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale be reported as discontinued operations. The guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014 with early adoption permitted only for disposals that have not been previously reported. Hospira adopted ASU 2014-08 in the third quarter of 2014. There was no material impact to Hospira's condensed consolidated financial position, results of operations or cash flows upon adoption of this guidance.

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

Significant Accounting Policies

Supplier Advances

Hospira has outstanding advances, net of inventory receipts, of $50.5 million to Celltrion, Inc. and Celltrion Healthcare, Co., Ltd. (collectively "Celltrion") through September 30, 2014 for the purchase of certain biosimilar products. Additional supplier advances in the aggregate of $25.0 million for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

Total supplier advances were $54.9 million and $102.2 million as of September 30, 2014 and December 31, 2013, respectively. A portion of the decrease in supplier advances relates to the acquisition of Orchid Chemicals & Pharmaceuticals Ltd.'s ("Orchid") penem and penicillin Active Pharmaceutical Ingredient ("API") business, as further described in Note 2. The current and long-term portions are reported in Prepaid expenses and Other assets, respectively, in the condensed consolidated balance sheets. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk.

Unapproved Products

Hospira capitalizes product costs, material and conversion costs in preparation for product launches prior to regulatory approval when regulatory approval of the products is considered probable. Unapproved product inventories were $42.8 million and $7.1 million as of September 30, 2014 and December 31, 2013, respectively, and the current and long-term portions are reported in Prepaid expenses and Other assets, respectively, in the condensed consolidated balance sheets. Unapproved product reserves were $7.0 million and $2.3 million as of September 30, 2014 and December 31, 2013, respectively.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business & Associated Research and Development Facility)

On July 4, 2014, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited ("Hospira India"), acquired from Orchid its penem and penicillin API business located in Aurangabad, India, and associated research and development ("R&D") facility based in Chennai, India, along with the related assets and employees associated with these operations, for a preliminary purchase price of $247.2 million, subject to certain adjustments. This acquisition provides Hospira additional API capacity and allows for continued vertical integration of anti-infective penem and penicillin products. The purchase price, based on the final purchase agreement terms, includes foreign currency exchange rate impacts, working capital adjustments, the assumption of debt, and settlement of $29.5 million of amounts due to Hospira from Orchid. In addition, a portion of the purchase price, $17.0 million, is subject to an eighteen month hold-back. Pursuant to the terms of the purchase agreement, some or all of such hold-back amount may ultimately be retained by Hospira.

Also on July 4, 2014, Hospira advanced, through a loan facility, approximately $17.3 million to an entity controlled by the primary shareholder of Orchid to fund obligations of this entity necessary to close the transaction. Hospira will pursue collection in accordance with the terms of the facility, however, as collectability is not reasonably assured, an allowance was established and reported in Selling, general and administrative in the three and nine months ended September 30, 2014.

The following summarizes acquisition and integration-related costs:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of products sold	$1.9	$—	$1.9	$—
Selling, general and administrative	24.8	1.2	27.6	3.9
Total	$26.7	$1.2	$29.5	$3.9

Cumulative acquisition and integration-related costs as of September 30, 2014 were $35.1 million.

The assets acquired and liabilities assumed at their respective estimated fair values is preliminary and based on the initial measurements as of the acquisition date of July 4, 2014. The fair value of intangible assets and acquired in-process research and development ("IPR&D") is pending finalization of the valuation, which may result in significant adjustments, and will be completed as soon as practicable. The following table summarizes the fair value of the assets acquired and liabilities assumed, based on management's best estimate:

(dollars in millions)
Current assets, net	$53.5
Property and equipment	120.1
Intangible assets (product rights)	18.0
IPR&D	13.0
Goodwill	48.7
Other non-current assets and liabilities, net	(6.1)
Total allocation of purchase price	$247.2

Intangible assets (product rights) have an estimated weighted average useful life of 9 years. IPR&D is considered an indefinite-lived intangible asset until completion, regulatory approval or discontinuation, at which point Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Goodwill, primarily assigned to the Americas reportable segment, includes the expected synergies and other benefits that Hospira believes will result from the integrated operations. Goodwill is not expected to be deductible for tax purposes.

Separately, Orchid remains a current supplier of cephalosporin APIs to Hospira.

Evolabis

In February 2014, Hospira acquired a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line.

The operating results of the acquisitions have been included in Hospira's results of operations since the individual acquisition dates, and pro forma results of operations for these acquisitions have not been presented as they are not material to Hospira's results of operations, either individually or in the aggregate.

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

Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In late 2012 and continuing into 2014, Hospira incurred costs to optimize commercial organizational structures, in all segments, and exit device products in certain APAC markets. As Hospira continues to optimize its global commercial operations and align investments to support future growth, Hospira anticipates that similar restructuring actions will continue through 2015. The aggregate costs are reported in Restructuring, impairment and (gain) on disposal of assets, net and primarily include severance charges of $13.6 million and contract termination charges of $2.3 million. Of the aggregate costs, $(0.6) million and $3.1 million were (released) incurred in the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $7.6 million were incurred in the nine months ended September 30, 2014 and 2013, respectively.

The following summarizes the aggregate restructuring activity for the nine months ended September 30, 2014:

(dollars in millions)	Employee-Related Benefit Costs	Other	Total
Balance at January 1, 2014	$2.5	$1.8	$4.3
Costs (releases)	2.2	(0.8)	1.4
Payments	(2.9)	(0.4)	(3.3)
Balance at September 30, 2014	$1.8	$0.6	$2.4

Facilities Optimization

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. As part of this agreement, the buyer purchased substantially all manufacturing facility assets and entered into an agreement to manufacture the components and sub-assemblies Hospira produced in Buffalo for various Hospira manufacturing facilities. Hospira closed the transaction in July 2014 and incurred a pre-tax loss on disposal of assets of $5.0 million reported in Restructuring, impairment and (gain) on disposal of assets, net in the nine months ended September 30, 2014.

Divestitures

In August 2014, Hospira sold its surgical suction product line for $21.5 million payable in three installments through December 2015. Hospira will retain distribution rights to the products for varying periods of time depending on the territory and provide certain transition services through no later than December 2016. Hospira recognized a pre-tax gain of $15.9 million upon disposition of the product line reported in Restructuring, impairment and (gain) on disposal of assets, net in the three and nine months ended September 30, 2014.

In September 2014, Hospira sold its clinical surveillance software business, TheraDoc, Inc. ("TheraDoc") for a purchase price of $117.0 million, subject to adjustments for ending working capital, cash and indebtedness. Hospira recognized a pre-tax gain of $89.9 million upon disposition of the business reported in Restructuring, impairment and (gain) on disposal of assets, net in the three and nine months ended September 30, 2014.

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

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013	2014	2013
Customer sales allowances	$—	$—	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	2.7	14.8	12.3	56.1	Cost of products sold
Inventory charges	0.6	0.9	3.0	46.7	Cost of products sold
Other asset impairments and accelerated depreciation	—	3.2	1.3	10.3	Restructuring, impairment and (gain) on disposal of assets, net
Total charges	$3.3	$18.9	$16.6	$217.4

Cumulative Device Strategy charges as of September 30, 2014 were $243.5 million. The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

See Note 16 for Device Strategy related and other accrual activity for the nine months ended September 30, 2014.

Note 5 — Collaborative and Other Arrangements

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for three biosimilar products: Hospira's erythropoietin biosimilar ("EPO") (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year and such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each product, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the products. In certain instances that result in the delay or failure of the products to be marketed (other than the failure of the products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. For the three and nine months ended September 30, 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $9.4 million and $28.1 million, respectively. For the three and nine months ended September 30, 2013, the offset recognized to Research and development expense was $22.1 million and $36.4 million, respectively. Cumulative development funding from NovaQuest as of September 30, 2014 was $78.1 million.

For information on other Hospira collaborative and other arrangements see Note 5 to Hospira's consolidated financial statements included in Hospira's 2013 Form 10-K.

Note 6 — Investments

Equity Method Investments

Investments include equity-method investments in which Hospira has significant influence but not control over the investee. The majority of Hospira's equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited ("ZHOPL") with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. Equity income from affiliates, net, including the ZHOPL equity investment, was $3.2 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively. Equity income from affiliates, net, including the ZHOPL equity investment, was $15.2 million and $12.7 million for the nine months ended September 30, 2014 and 2013, respectively. Distributions received from ZHOPL were $16.3 million and $30.1 million, for the nine months ended September 30, 2014 and 2013, respectively.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Nine Months Ended September 30,
(dollars in millions)	2014	2013
Revenue	$47.3	$69.9
Operating expenses	27.3	33.3
Operating income	20.0	36.6
Net Income	24.2	28.9

Fair Value Investments

On September 30, 2014, Hospira closed a convertible bond subscription agreement with Celltrion Healthcare Co., Ltd. ("Celltrion Healthcare"). Celltrion Healthcare issued a convertible bond with an aggregate principal amount denominated in Korean Won equal to $200.0 million U.S. Dollars, due on September 30, 2019. Interest will be payable quarterly at an annual rate of 6.0%. The convertible bond will be recognized as an available-for-sale investment and is subject to credit risk. Hospira may redeem some or all of the principal of the convertible bond for cash or an equity interest in Celltrion Healthcare, or, starting on the third anniversary of the issue of the convertible bond, the supply of biosimilar products. Additionally, Celltrion Healthcare may elect to pay interest on the convertible bond in cash, or in kind by providing biosimilar product to Hospira. Further, Hospira amended its co-exclusive agreement with Celltrion to amend commercial terms, which includes providing Hospira exclusive rights to specific biosimilar products in the U.S. and certain other territories. The terms of the convertible bond do not impact cumulative supplier advances already made from Hospira to Celltrion, described in "Note 1. Basis of Presentation and Significant Accounting Policies."

Cost Method Investments

In July 2014, Hospira advanced $30.0 million for an investment with a research and development venture with the potential obligation to invest an additional $15.0 million as early as 2015. In the initial phase of the agreement, the investment is fully refundable, subject to credit risk, to the extent certain development milestones are not met. The products developed are expected to provide Hospira commercialization opportunities in future periods.

Impairments

During the three and nine months ended September 30, 2013, Hospira recognized non-cash impairment charges of $2.7 million and $11.0 million, respectively, reported in Other expense, net to impair equity method investments. The impairments were primarily due to a decline in market value of the investments based on management's assessment of future cash flows or earnings from the investments.

During the three and nine months ended September 30, 2013, Hospira assessed the decline in the market value of its marketable equity securities to be other-than-temporary, primarily due to the nature and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized impairment charges of $0.4 million and $3.5 million, respectively, reported in Other expense, net.

Note 7 — Fair Value Measures

The following table summarizes the methodology used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated balance sheets:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	September 30,			Significant Unobservable Inputs
(dollars in millions)	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$7.6	$7.6	$—	$—
Investments	201.6	4.1	197.5	—
Financial Liabilities:
Foreign currency exchange contracts	1.4	—	1.4	—

See Note 6 for additional information on the Level 2 investment.

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
(dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$2.8	$—	$2.8	$—
Investments	3.8	3.8	—	—
Financial Liabilities:
Foreign currency exchange contracts	0.1	—	0.1	—

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

The carrying values of certain financial instruments, primarily Trade receivables, Trade accounts payable and Short-term borrowings, approximate their estimated fair values due to their short-term nature. The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	September 30, 2014		December 31, 2013
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,887.7	$1,750.0	$1,794.8

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

In June 2014, Hospira closed foreign currency option contracts with an aggregate notional value of 10.0 billion Indian rupees, for a gain of $5.8 million. These contracts were entered into to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the purchase price for the acquisition of Orchid's penem and penicillin API business and related R&D facility. See Note 2 for further information regarding the acquisition. Since the derivatives were hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in Other expense, net in the condensed consolidated financial statements.

The following table summarizes Hospira's fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	September 30,	December 31,
(dollars in millions)		2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:	Other receivables	$7.6	$2.8
	Other accrued liabilities	1.4	0.1

The impact on earnings from derivatives activity was as follows:

	Presentation of (Gain) Loss Recognized on Derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)		2014	2013	2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other expense, net	$(5.6)	$(3.0)	$(4.8)	$—

Note 9 — Inventories, Net

Inventories, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2014	2013
Finished products	$513.4	$442.3
Work in process	358.5	294.1
Materials	318.1	329.8
Total	$1,190.0	$1,066.2

Inventory reserves were $143.2 million and $143.3 million as of September 30, 2014 and December 31, 2013, respectively.

Note 10 — Property and Equipment, Net

Property and equipment, net consists of the following:

	September 30,	December 31,
(dollars in millions)	2014	2013
Property and equipment, at cost	$3,563.4	$3,286.2
Accumulated depreciation	(1,775.7)	(1,712.0)
Total property and equipment, net	$1,787.7	$1,574.2

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes Goodwill and Intangible assets, net activity:

		Intangible assets, net
(dollars in millions)	Goodwill
Balance at January 1, 2014	$1,057.7	$172.2
Additions	55.8	39.9
Amortization	—	(60.8)
Disposals	(17.6)	(4.9)
Currency translation effect	(2.9)	(1.3)
Balance at September 30, 2014	$1,093.0	$145.1

Additions to Goodwill and Intangible assets, net are primarily related to Hospira's acquisition of Orchid's penem and penicillin API business and Evolabis as discussed in Note 2, and are primarily assigned to the Americas reportable segment. Disposals of Goodwill are related to Hospira's disposals of TheraDoc and the surgical suction product line, as discussed in Note 3, and are a reduction primarily from the Americas reportable segment. See Note 25 for information on reportable segments.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 16 years, weighted average 10 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. During the three months ended September 30, 2014 and 2013, intangible asset amortization expense was $16.6 million and $20.5 million, respectively, and reported in Cost of products sold. During the nine months ended September 30, 2014 and 2013, intangible asset amortization expense was $60.8 million and $63.8 million, respectively. Intangible asset amortization is estimated at $75 million for 2014, $47 million for 2015, $26 million for 2016, $16 million for 2017 and $7 million for 2018.

Intangible assets, net consists of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible assets, net
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(dollars in millions)	2014	2013	2014	2013	2014	2013
Product rights and other	$568.8	$562.6	$(461.2)	$(422.9)	$107.6	$139.7
Customer relationships	7.7	11.9	(6.4)	(7.8)	1.3	4.1
IPR&D	13.8	2.2	—	—	13.8	2.2
Technology	39.0	48.9	(16.6)	(22.7)	22.4	26.2
Total	$629.3	$625.6	$(484.2)	$(453.4)	$145.1	$172.2

Note 12 — Other Assets

Other assets consists of the following:

	September 30,	December 31,
(dollars in millions)	2014	2013
Supplier advances	$29.1	$59.8
Net investment in sales-type leases, less current portion	13.0	19.9
Unapproved products	32.6	—
Non-current receivables	32.5	33.0
All other	29.2	31.6
Total	$136.4	$144.3

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consists of the following:

	September 30,	December 31,
(dollars in millions)	2014	2013
Minimum lease payments receivables	$23.2	$32.1
Unearned interest income	(2.0)	(3.3)
Net investment in sales-type leases	21.2	28.8
Current portion (1)	(8.2)	(8.9)
Net investment in sales-type leases, less current portion (1)	$13.0	$19.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of September 30, 2014 and December 31, 2013, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consists of the following:

	September 30,	December 31,
(dollars in millions)	2014	2013
Accrued rebates	$134.7	$150.4
Income taxes payable	35.2	10.4
Product recalls, customer sales allowances, customer accommodations and other related accruals	141.3	110.5
Accrued returns	28.4	20.1
All other	248.6	265.4
Total	$588.2	$556.8

See Notes 4 and 16 for further details regarding product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consists of the following:

	September 30,	December 31,
(dollars in millions)	2014	2013
Accrued post-retirement medical and dental costs	$48.3	$48.3
Pension liabilities	42.3	46.9
Unrecognized tax benefits, including penalties and interest	44.3	45.7
Product recalls, customer sales allowances, customer accommodations and other related accruals	36.6	103.7
Accrued returns	12.2	10.3
All other	31.7	46.8
Total	$215.4	$301.7

See Notes 4 and 16 for further details regarding product recalls, customer sales allowances, customer accommodations and other related accruals.

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Accruals for various product recalls, customer sales allowances, customer accommodations and other related accruals were $177.9 million and $214.2 million as of September 30, 2014 and December 31, 2013, respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the condensed consolidated balance sheets, respectively. Customer sales allowance charges are recognized in Net sales, while charges associated with product recalls, customer accommodations, and other related costs are recognized in Cost of products sold.

The following summarizes product recalls, customer sales allowances, customer accommodations and other related accrual activity for the nine months ended September 30, 2014:

(dollars in millions)
Balances at January 1, 2014	$214.2
Provisions net of releases of prior provisions	5.5
Payments	(41.8)
Balances at September 30, 2014	$177.9

Note 17 — Pension and Other Post-Retirement Benefits

Hospira's retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans ("pension plans"), post-retirement medical and dental plans ("medical and dental plans") and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net periodic benefit cost recognized for Hospira's pension and medical and dental plans consists of the following:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Service cost for benefits earned during the period	$0.4	$0.4	$1.3	$1.1
Interest cost on projected benefit obligations	6.5	5.9	19.5	17.7
Expected return on plans' assets	(7.8)	(7.8)	(23.4)	(23.5)
Amortization of net actuarial losses	3.1	4.7	9.3	14.3
Net periodic benefit cost	$2.2	$3.2	$6.7	$9.6

	Medical and Dental Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Service cost for benefits earned during the period	$—	$0.1	$0.1	$0.2
Interest cost on projected benefit obligations	0.6	0.5	1.8	1.5
Amortization of net actuarial losses	0.1	0.1	0.3	0.3
Net periodic benefit cost	$0.7	$0.7	$2.2	$2.0

In the third quarter of 2014, Hospira offered certain terminated vested participants in a U.S. pension plan, the Abbott/Hospira Transitional Annuity Retirement Plan, the opportunity to receive a lump-sum payment equal to the present value of the participant's pension benefit. The election window was open through October 31, 2014, with cash payment from the plan assets expected to occur during the fourth quarter of 2014. If payments from plan assets exceed a threshold, a settlement loss would be incurred, which would be recognized as a reclassification from Other Comprehensive Loss to Net Income (Loss). Administrative processes are still ongoing; however, anticipated payments at this time are not expected to exceed this threshold.

Hospira has no estimated U.S. minimum required contribution for 2014 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to its defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan for the nine months ended 2014, nor does Hospira expect to make any discretionary cash contributions in 2014.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira's expenses for this defined contribution plan for the three months ended September 30, 2014 and 2013 were $11.5 million and $11.0 million, respectively. For the nine months ended September 30, 2014 and 2013, these expenses were $33.0 million and $32.1 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of September 30, 2014, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant and may limit Hospira's availability for borrowings to less than $1.0 billion. The availability of funds is limited by financial covenants related to Hospira's debt and financial position, and as of September 30, 2014, Hospira had no limit on the availability under the Revolver.

As of September 30, 2014, Hospira was in compliance with all financial covenants.

In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020 and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014, $250.0 million principal amount of 6.40% notes originally due May 2015 ("2014 and 2015 Notes"), accrued interest and a make-whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which is reported in Other expense, net, in the three and nine months ended September 30, 2013. The early debt extinguishment charges included a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

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

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward in Australia, for years 2009 forward in Canada and for years 2010 forward in the U.S. and United Kingdom. Hospira estimates that within the next twelve months a decrease of up to approximately $10 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute of limitations expirations.

Note 20 — Shareholders' Equity

Common and Preferred Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. As of September 30, 2014 and December 31, 2013, 182.3 million and 179.1 million common shares were issued and 169.1 million and 166.0 million common shares were outstanding, respectively. As of those dates, no shares of preferred stock were issued and outstanding. During May 2014, shareholders approved an amendment to the Company's 2004 Long-Term Stock Incentive Plan, as further discussed in Note 23, to increase the maximum number of shares available for issuance under this Plan.

Treasury Stock

In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price and other factors. No common stock repurchases were made during the nine months ended September 30, 2014.

Note 21 — Accumulated Other Comprehensive Loss, Net of Tax

Changes in Accumulated Other Comprehensive Loss, net of taxes consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Unrealized Retirement Plans Losses(2)	Cumulative Unrealized Gains (Losses) on Investments(1)	Cumulative Losses on Terminated Cash Flow Hedges(3)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2014	$(98.4)	$(103.4)	$1.5	$(1.7)	$(202.0)
Other comprehensive loss before reclassifications	(57.6)	—	(2.1)	—	(59.7)
Amounts reclassified from accumulated other comprehensive loss	—	5.9	—	0.1	6.0
Balance at September 30, 2014	$(156.0)	$(97.5)	$(0.6)	$(1.6)	$(255.7)

(1)	Net of taxes of $0.0 million as of September 30, 2014 and December 31, 2013.

(2)	Net of taxes of $58.3 million and $62.0 million as of September 30, 2014 and December 31, 2013, respectively.

(3)	Net of taxes of $1.1 million as of September 30, 2014 and December 31, 2013.

The following summarizes reclassifications out of Accumulated Other Comprehensive Loss:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013	Line Item in the Condensed Consolidated Statement of Income (Loss)
Impairment on investments	$—	$0.4	$—	$3.5	Other expense, net
	—	—	—	—	Income tax expense (benefit)
Net of income taxes	—	0.4	—	3.5

Amortization of loss on terminated cash flow hedges	—	(0.1)	0.1	(0.2)	Other expense, net
	—	—	—	—	Income tax expense (benefit)
Net of income taxes	—	(0.1)	0.1	(0.2)

Amortization of pension plans actuarial losses	3.1	4.7	9.3	14.3	(1)
Amortization of medical and dental plans actuarial losses	0.1	0.1	0.3	0.3	(1)
Total amortization before income taxes	3.2	4.8	9.6	14.6
	(1.1)	(1.9)	(3.7)	(5.6)	Income tax expense (benefit)
Net of income taxes	2.1	2.9	5.9	9.0

Total reclassifications for the period	$2.1	$3.2	$6.0	$12.3

(1)	These components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

Note 22 — Earnings (Loss) Per Share

Basic Earnings (Loss) Per Share is computed by dividing Net Income (Loss) by the number of weighted average common shares outstanding during the reporting period. Diluted Earnings (Loss) Per Share is calculated to give effect to all potentially dilutive common shares that were outstanding during each respective reporting period, in which such effect was dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating Diluted Earnings (Loss) Per Share, and the number of shares excluded from the Diluted Earnings (Loss) Per Share calculation as the exercise price of the awards exceeded the average stock price:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2014	2013	2014	2013
Weighted average basic common shares outstanding	168.9	165.7	167.7	165.5
Incremental shares outstanding related to stock-based awards	2.9	1.3	2.5	—
Weighted average dilutive common shares outstanding	171.8	167.0	170.2	165.5

Outstanding awards for which the exercise price of the award exceeds the average stock price	0.3	8.2	3.7	8.5

For the nine months ended September 30, 2013, 1.0 million incremental shares related to stock-based awards were not included in the computation of Diluted Earnings (Loss) Per Share due to the net loss for that period.

Note 23 — Incentive Stock Program

Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares and performance units) and cash-based awards to employees and non-employee directors. In May 2014, shareholders approved an amendment to the 2004 Plan primarily to extend the term by 10 years to May 7, 2024, and to increase the number of shares that may be granted during the life of the 2004 Plan by an additional 10,000,000 shares. Stock-based compensation expense associated with Hospira's 2004 Plan consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Stock-based compensation expense	$11.6	$10.4	$40.3	$31.1
Income tax benefit recognized	4.2	3.8	14.7	11.4

As of September 30, 2014, there was $87.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

During the nine months ended September 30, 2014, 1.4 million options were granted to certain employees primarily as part of the 2014 annual grant. These options were awarded at the fair market value at the time of grant, generally vest over four years and have a seven-year term. The expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees' post-vesting forfeitures and exercises.

The weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions for stock option grants, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	27.7%	31.5%	27.7%	30.3%
Expected life (years)	4.7	5.1	4.7	5.1
Risk-free interest rate	1.7%	1.3%	1.5%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Fair value per stock option	$13.94	$11.77	$11.37	$8.48

Performance Share Awards

During the nine months ended September 30, 2014, 0.1 million performance share awards were granted to key members of management primarily as part of the 2014 annual grant. These awards vest at the end of a three-year performance cycle. The amount of awards is earned based on a formula measuring performance using relative total shareholder return over a three-year performance cycle compared to an industry peer group. Based on the actual performance at the end of the three-year performance cycle period, the number of performance share awards earned, which can range between 0% and 200% of the target awards granted, will be satisfied with Hospira common stock.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the annual performance share award grants, were as follows:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	30.8%	30.8%
Risk-free interest rate	0.6%	0.4%
Expected dividend yield	0.0%	0.0%
Fair value per performance share	$54.14	$29.46

Restricted Stock Units

During the nine months ended September 30, 2014, 0.9 million restricted stock units ("restricted awards") were granted to certain employees and non-employee directors primarily as part of the 2014 annual grant. Hospira issues restricted awards with a vesting period ranging from one to three years. The weighted average grant date fair value of restricted awards granted for the nine months ended September 30, 2014 was $43.65 per restricted award. The weighted average grant date fair value for the nine months ended September 30, 2013 was $29.53 per restricted award.

Note 24 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories.

Precedex™ Matters

Hospira is involved in a number of lawsuits relating to the ability of various competitors to market a generic form of Hospira's Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent.

On January 15, 2014, the FDA opened a public docket to solicit comment from potential generic competitors for Precedex™ concentrate regarding the ability of those competitors to "carve-out" labeled indications and potentially achieve final product approval at any time. On August 18, 2014, the FDA allowed a carved-out label. Immediately following that decision, Mylan Institutional, LLC ("Mylan") and Par Sterile Products, LLC ("Par") launched generic versions of Precedex™ concentrate. On August 19, 2014, Hospira commenced action in the U.S. District Court for Maryland against the FDA (Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services and Dr. Margaret Hamburg, Commissioner, U.S. Food and Drug Administration) requesting, among other relief, a temporary restraining order. Mylan and Par intervened. Although a temporary restraining order was granted initially, the Court ruled in favor of the FDA on September 5, 2014, and Mylan and Par resumed their generic sales. On September 5, 2014, Hospira appealed to the U.S. Court of Appeals for the Fourth Circuit. On October 29, 2014, the Fourth Circuit Court dismissed the appeal, as the parties to the litigation entered into a settlement agreement on October 28, 2014. Pursuant to that settlement agreement, Mylan and Par may continue their generic sales under a carved-out label until near the end of the first quarter of 2015, after which those sales may continue with either the carved-out label or a full label.

On August 25, 2014, Par filed a declaratory judgment action in the U.S. District Court for the District of New Jersey, Case 3:14-cv-05343-MLC-TJB seeking, inter alia, a finding of non-infringement and invalidity of U.S. Patent No. 6,716,867 (the "867 patent") (expires March 31, 2019), as well as injunctive and monetary relief against Hospira for violations of Section 2 of the Sherman Act, 15 U.S.C. § 2. This litigation was settled and dismissed as part of the settlement of the litigation discussed in the previous paragraph.

In December 2013, Hospira entered into a settlement agreement in its patent infringement litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz's "Paragraph IV" notice indicating that it has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Precedex™. On September 22, 2014, the settlement agreement was amended to allow Sandoz to launch a generic version of Precedex™ in the U.S. from that date and Sandoz immediately launched a generic version of Precedex™ in the U.S.

Hospira and Orion Corporation have brought suit in separate actions against the following parties alleging infringement of the 867 patent:

Defendant	U.S. District Court Where Filed*
Caraco Pharmaceutical Laboratories, Ltd.	Eastern District of Michigan, No. 10-cv-14514
Akorn, Inc.	Northern District of Illinois, No. 14-cv-02811
Actavis US Holding LLC and Actavis LLC	District of Delaware, No. 14-cv-00488
Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories	District of Delaware, No. 14-cv-00487
Aurobindo Pharma Ltd. and Aurobindo Pharma USA, Inc.	District of Delaware, No. 14-cv-00486
Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. USA	Middle District of North Carolina, No. 14-cv-00336
*All filed April 18, 2014, except Caraco Pharmaceutical Laboratories, Ltd., which was filed November 12, 2010.

The lawsuits are based on the "Paragraph IV" notice provided by the respective ANDA holders, above, indicating that each has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. have notified Hospira that they converted their Paragraph IV certification to a "little viii" indicating an amendment to their label to carve out an indication. Caraco's ANDA has received tentative approval from the FDA.

On June 20, 2014, Hospira received another "Paragraph IV" notice from Bedford Laboratories referencing Hospira's patents for Precedex™, including patents covering the pre-mix formulation of Precedex™. On August 1, 2014, Hospira brought suit against Ben Venue Laboratories, Inc. formerly d/b/a Bedford Laboratories, Hikma Pharmaceuticals Plc, and West-Ward Pharmaceutical Corp. in the District of Delaware, Case No. 14-cv-01008 seeking a judgment of infringement, injunctive relief and costs.

Securities Litigation

On September 5, 2014, the U.S. District Court for the Northern District of Illinois approved a settlement and dismissed a class action lawsuit filed against Hospira and certain of its current and former corporate officers alleging violations of the Securities and Exchange Act of 1934. In City of Sterling Heights General Employees' Retirement System, Individually and on behalf of all others similarly situated vs. Hospira, Inc., F. Michael Ball, Thomas E. Werner, James H. Hardy, Jr., and Christopher B. Begley, amended complaint filed June 25, 2012, the plaintiffs alleged, generally, that the defendants issued materially false and misleading statements regarding Hospira's financials and business prospects and failed to disclose material facts affecting Hospira's financial condition. The settlement was fully funded by insurance proceeds.

Derivative Securities Litigation

The parties have reached a tentative agreement to settle, subject to the Court's review and approval, two shareholder derivative lawsuits, which name as defendants certain current and former Hospira officers, and members of Hospira's Board of Directors. The first case, which consolidated two lawsuits filed in the United States District Court for the Northern District of Illinois in December 2011, is: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant). The second case, filed in June 2014 in Delaware Chancery Court, is: International Union of Operating Engineers Pension Plan of Eastern Pennsylvania and Delaware v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, and Ronald A. Matricaria and Hospira, Inc. (Nominal Defendant). In general terms, both lawsuits allege breaches of fiduciary duties by the individual defendants and seek damages, purportedly on behalf of Hospira, in connection with the matters covered by the securities lawsuit described under "Securities Litigation" above. It is anticipated that the settlement will be fully funded by insurance proceeds.

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

Hospira has received warning letters from the FDA related to matters affecting its pharmaceutical manufacturing facility in Mulgrave, Victoria, Australia, pharmaceutical and device manufacturing facilities in Clayton and Rocky Mount, North Carolina, its device manufacturing facility in La Aurora de Heredia, Costa Rica, Irungattukottai, India, and its device quality systems and governance in Lake Forest, Illinois. The Company has responded fully, and in a timely manner, to these warning letters. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. While Hospira continues implementing its remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified in the warning letters.

Litigation Exposure Evaluation

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at September 30, 2014 and December 31, 2013, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recorded amounts is remote.

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

Hospira's underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recorded at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, Interest expense and Other expense, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described in Note 1 of Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of Hospira's 2013 Form 10-K.

Reportable segment information:

The table below presents information about Hospira's reportable segments for the three months ended September 30:

	Net Sales		Income From Operations
(dollars in millions)	2014	2013	2014	2013
Americas	$939.0	$804.2	$277.1	$75.7
EMEA	135.1	123.5	(15.0)	(14.5)
APAC	76.5	80.5	2.4	(1.5)
Total reportable segments	$1,150.6	$1,008.2	264.5	59.7
Corporate functions			(25.4)	(19.5)
Stock-based compensation			(11.6)	(10.4)
Income From Operations			227.5	29.8
Interest expense and Other expense, net			(23.5)	(62.3)
Income (Loss) Before Income Taxes			$204.0	$(32.5)

The table below presents information about Hospira's reportable segments for the nine months ended September 30:

	Net Sales		Income (Loss) From Operations
(dollars in millions)	2014	2013	2014	2013
Americas	$2,694.0	$2,318.9	$557.7	$147.5
EMEA	400.5	369.9	(40.8)	(73.5)
APAC	242.7	229.6	15.5	(16.7)
Total reportable segments	$3,337.2	$2,918.4	532.4	57.3
Corporate functions			(65.5)	(62.8)
Stock-based compensation			(40.3)	(31.1)
Income (Loss) From Operations			426.6	(36.6)
Interest expense and Other expense, net			(60.3)	(114.1)
Income (Loss) Before Income Taxes			$366.3	$(150.7)

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

Hospira's portfolio of products includes Specialty Injectable Pharmaceuticals, Medication Management and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals, which represented approximately 68% of global Net sales for the first nine months of 2014, includes Hospira's generic acute-care and oncology injectable products, biosimilars and the proprietary sedation agent Precedex™. Hospira's Specialty Injectable Pharmaceuticals portfolio also includes many of its products offered in differentiated delivery formats. Medication Management, which represented approximately 19% of global Net sales for the first nine months of 2014, includes the Company's medication management systems and gravity administration sets. Medication management systems are integrated infusion delivery systems that include dedicated administration sets and safety software system offerings that help make the medication delivery process safer and more efficient. Other Pharmaceuticals, which represented approximately 13% of global Net sales for the first nine months of 2014, includes intravenous solutions and One2One™, Hospira's global contract manufacturing services.

In the nine months ended September 30, 2014, Hospira derived 81% of its global Net sales from the Americas, which includes the United States ("U.S."), Canada and Latin America; 12% from Europe, Middle East and Africa ("EMEA"); and, 7% from Asia Pacific, which includes Asia, Japan, Australia and New Zealand ("APAC").

On August 18, 2014, the U.S. Food and Drug Administration ("FDA") allowed generic competitors for Precedex™ to carve-out labeled indications. Immediately following that decision, several competitors launched generic versions of Precedex™ concentrate. Consequently, Hospira expects revenues and margins derived from the sale of Precedex™ to be adversely affected.

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

Although product development and global market expansion are areas of significant investment, Hospira recognizes that its industry is complex, evolving and highly regulated. Hospira has made substantial investments designed to meet the ever-increasing demands of the highly regulated industry in which it operates. Hospira works closely with regulators, including the FDA and other regulatory bodies around the world, and has undertaken significant initiatives, including its Device Strategy and certain quality matters, to support its products in a highly regulated industry. Specifically, Hospira is working to address matters involving its facilities and processes raised in warning letters, untitled letters and Form 483 observations received from the FDA or comparable inspection results from other governmental regulatory agencies. Hospira has developed and is implementing remediation plans, which involve changes to facilities, processes and products, and will involve capital and operating expenditures.

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

Biosimilar Product Development

Hospira seeks a leading position in the development, marketing and support of biosimilars. Biosimilars are generally more complex molecules than is the case with generic drugs. As a result, Hospira expects that the amount of spending on biosimilar development will represent a higher percentage of total R&D expenditures over the next several years. This expectation is attributable to investment in R&D for biosimilars that are not approved in certain markets, and incremental life-cycle spending for currently approved, on-market, biosimilars. Costs for on-market biosimilars can include studies to demonstrate additional indications, regulator required post-launch studies, and various other life-cycle management or enhancement programs, which may or may not alter the current product indications and approvals. As part of these efforts, Hospira has sought to share risks and rewards of such development activities with development and commercial partners, who can provide research assistance and/or share development costs.

As of September 30, 2014, Hospira's biosimilar development pipeline, including exclusive and co-exclusive commercialization rights for biosimilars developed with Celltrion, Inc. and Celltrion Healthcare, Co., Ltd. (collectively "Celltrion"), consisted of up to 11 compounds. On September 25, 2014, Hospira amended its co-exclusive agreement with Celltrion in connection with a convertible bond subscription agreement, further discussed under the section captioned "Liquidity and Capital Resources" within this Item 2, to amend commercial terms, which includes providing Hospira exclusive rights to specific products in certain territories.

Information for certain products in the pipeline includes the following:

•
Inflectra™: Hospira's infliximab biosimilar, Inflectra™, for patients with autoimmune diseases such as rheumatoid arthritis and inflammatory bowel disease, has received approval in all European Economic Area ("EEA") countries. Hospira has launched Inflectra™ in several early-launch countries and is working to further commercialize Inflectra™ in all EEA countries at the earliest opportunity taking into account any relevant patent protection and other factors. Celltrion is able to commercialize its infliximab product in the same EEA territories. Additionally, Hospira has exclusive commercialization rights from Celltrion to the Celltrion infliximab product in the U.S. and certain other territories. In August 2014, Celltrion submitted an infliximab biosimilar for FDA approval in the U.S.;

•
Trastuzumab: Celltrion continues to develop trastuzumab, primarily for patients with breast cancer. Once available, Hospira has exclusive commercialization rights from Celltrion to the Celltrion trastuzumab product in the U.S. and certain other territories; and

•
EPO: In October 2011, Hospira began its Phase III U.S. clinical trial of its biosimilar erythropoietin ("EPO") for patients with certain renal dysfunction who have anemia. In December 2013, Hospira received positive results of its Phase I U.S. EPO clinical study, and Hospira's review of these results concluded in January 2014. Hospira continues to progress its development milestones towards a planned U.S. FDA submission in late 2014 or early 2015.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. ("NovaQuest") entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year, and such amounts are recorded as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. This arrangement aligns with Hospira's pre-existing biosimilar strategy to expand its portfolio and capabilities with measured investment and risk. For the three and nine months ended September 30, 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $9.4 million and $28.1 million, respectively. For the three and nine months ended September 30, 2013, the offset recognized to Research and development expense was $22.1 million and $36.4 million, respectively. Cumulative development funding from NovaQuest as of September 30, 2014 was $78.1 million.

Generic Pharmaceutical Product Development

Hospira includes products in its pipeline if they are approved for development and activity has occurred. As of September 30, 2014, Hospira's generic pharmaceutical pipeline consisted of 67 compounds. A majority of Hospira's current pipeline consists of compounds related to oncology, anti-infectives, anesthesia and analgesia.

In addition, in 2011 Hospira adopted a global market expansion program related to its generic specialty injectable pharmaceutical product line. Execution of this program has involved, and will involve, Hospira qualifying certain of its on-

market products into new countries. Hospira continues to qualify certain on-market products, and is on pace to achieve over 250 cumulative new to country submissions since program inception through the end of 2014.

As discussed in the caption "Acquisitions" below, on July 4, 2014, Hospira acquired an R&D facility from Orchid. The impact of this acquisition on Hospira's generic pharmaceutical pipeline continues to be evaluated.

Device Product Development

Hospira's device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

Hospira continues to implement its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is anticipated to be completed during the second half of 2015. Under this initiative, Hospira's development efforts for on-market products will focus on the Plum A+™, Sapphire™ and LifeCare PCA™ platforms. In addition, Hospira is investing in the development of the next-generation of the Plum™ and Sapphire™ pumps, while furthering Hospira's position in providing intravenous clinical integration technology, which integrates infusion systems with electronic health records. Consistent with this strategy, a submission was filed with the FDA for the Plum 360™ pump in the second quarter of 2014. For further information related to the Device Strategy, see the section captioned "Device Strategy" within this Item 2.

Proprietary Pharmaceutical Product Development

As of September 30, 2014, Hospira had in development two proprietary pharmaceuticals, Precedex™ and Dyloject™, for which development spending is now nominal.

Research and Development Expense

R&D expense includes costs identifiable to specific development projects, support activities that are essential to all of Hospira's R&D operations and upfront and development milestone payments or funding associated with external collaborative or other arrangements. R&D expense includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Research and development expense	$86.3	$69.9	$245.2	$218.1

Specific project costs as a percentage of total R&D expense*
EPO Phase III U.S. clinical trial expenses and other related project costs	7.1%	1.1%	12.2%	9.5%
* Net of R&D arrangement funding reimbursements recognized as an offset to R&D expense.

Other than EPO Phase III trial costs, the costs attributable to a specific project were not individually material to Hospira's R&D expense line item for the periods presented.

Continuous Improvement Activities

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of manufacturing start-up, severance and other employee benefits, other exit costs, contract termination costs and gains or losses on disposal of assets.

Facilities Optimization and Capacity Expansion

In 2014, Hospira continues to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. Capital expenditures and related start-up costs are anticipated, with the first commercial production expected by the end of 2014, with production increasing over the course of the next several years. In aggregate, Hospira estimates Vizag, India capacity expansion capital expenditures of $375 million to $450 million. Hospira has incurred total capital expenditures of $298.2 million through September 30, 2014. For the Vizag, India capacity expansion, capital expenditures were $16.1 million and $71.0 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, these capital expenditures were $22.6 million and $54.1 million, respectively. Capital expenditures in 2014 are expected to be approximately $90 million with the remaining amounts to be capitalized in subsequent years.

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

For both the joint venture and the Vizag, India facility capacity expansion activities, Hospira will continue to incur manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs over the next few years. The estimated range of costs in 2014 is expected to be approximately $60 million to $80 million, subject to timing of applicable regulatory approval and other external factors. For the three and nine months ended September 30, 2014, Hospira incurred charges of $16.4 million and $44.4 million, respectively, primarily related to start-up and facility validation activities which are reported in Cost of products sold. For the three and nine months ended September 30, 2013, these charges were $6.6 million and $14.3 million, respectively. Since inception, charges incurred through September 30, 2014 were $88.6 million. Hospira anticipates the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As Hospira transitions from start-up to normalized production levels, Hospira may incur further unabsorbed costs which will be impacted by the rate of transition and utilization of each production line.

In March 2014, the FDA concluded a pre-approval inspection at the Vizag, India facility which resulted in the FDA issuing a Form 483 listing 10 observations. Hospira responded to these observations, and in July 2014 received an untitled letter requesting additional information regarding two of Hospira's corrective actions. Hospira responded to this letter and will continue working to resolve the FDA's concerns. Hospira's ability to commercially sell product produced in Vizag, India will ultimately depend on FDA approval.

Furthermore, Hospira expects higher capital expenditures related to modernization and streamlining at its existing facilities. Hospira anticipates the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the section captioned "Certain Quality and Product Related Matters" within this Item 2.

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. As part of this agreement, the buyer purchased substantially all manufacturing facility assets and entered into an agreement to manufacture the components and sub-assemblies Hospira produced in Buffalo for various Hospira manufacturing facilities. Hospira closed the transaction in July 2014 and incurred a pre-tax loss on disposal of assets of $5.0 million reported in Restructuring, impairment and (gain) on disposal of assets, net in the nine months ended September 30, 2014.

Divestitures

In August 2014, Hospira sold its surgical suction product line for $21.5 million payable in three installments through December 2015. Hospira will retain distribution rights to the products for varying periods of time depending on the territory and provide certain transition services through no later than December 2016. Hospira recognized a pre-tax gain of $15.9 million upon disposition of the product line reported in Restructuring, impairment and (gain) on disposal of assets, net in the three and nine months ended September 30, 2014.

In September 2014, Hospira sold its clinical surveillance software business, TheraDoc, Inc. ("TheraDoc") for a purchase price of $117.0 million, subject to adjustments for ending working capital, cash and indebtedness. Hospira recognized a pre-tax gain of $89.9 million upon disposition of the business reported in Restructuring, impairment and (gain) on disposal of assets, net in the three and nine months ended September 30, 2014.

Restructuring

From time to time Hospira incurs costs to implement restructuring actions for specific initiatives. In late 2012 and continuing into 2014, Hospira incurred costs to optimize commercial organizational structures, in all segments, and exit device products in certain APAC markets. As Hospira continues to optimize its global commercial operations and align investments to support future growth, Hospira anticipates that similar restructuring actions will continue through 2015. The aggregate costs are reported in Restructuring, impairment and (gain) on disposal of assets, net and primarily include severance charges of $13.6 million and contract termination charges of $2.3 million. Of the aggregate costs, $(0.6) million and $3.1 million were (released) incurred in the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $7.6 million were incurred in the nine months ended September 30, 2014 and 2013, respectively.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the condensed consolidated statements of income (loss) line items as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Cost of products sold	$16.4	$6.6	$44.4	$14.3
Restructuring, impairment and (gain) on disposal of assets, net	(106.4)	3.1	(99.4)	7.6
Total charges	$(90.0)	$9.7	$(55.0)	$21.9

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

Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business & Associated Research and Development Facility)

On July 4, 2014, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited ("Hospira India"), acquired from Orchid its penem and penicillin API business located in Aurangabad, India, and associated research and development ("R&D") facility based in Chennai, India, along with the related assets and employees associated with these operations, for a preliminary purchase price of $247.2 million, subject to certain adjustments. This acquisition provides Hospira additional API capacity and allows for continued vertical integration of anti-infective penem and penicillin products. The purchase price, based on the final purchase agreement terms, includes foreign currency exchange rate impacts, working capital adjustments, the assumption of debt, and settlement of $29.5 million of amounts due to Hospira from Orchid. In addition, a portion of the purchase price, $17.0 million, is subject to an eighteen month hold-back. Pursuant to the terms of the purchase agreement, some or all of such hold-back amount may ultimately be retained by Hospira. See Note 1 to the condensed consolidated financial statements included in Item 1 of this report for additional information on Hospira's advances to Orchid.

Also on July 4, 2014, Hospira advanced, through a loan facility, approximately $17.3 million to an entity controlled by the primary shareholder of Orchid to fund obligations of this entity necessary to close the transaction. Hospira will pursue collection in accordance with the terms of the facility, however, as collectability is not reasonably assured, an allowance was established and reported in Selling, general and administrative in the three and nine months ended September 30, 2014.

The following summarizes acquisition and integration-related costs:

(dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of products sold	$1.9	$—	$1.9	$—
Selling, general and administrative	24.8	1.2	27.6	3.9
Total	$26.7	$1.2	$29.5	$3.9

Cumulative acquisition and integration-related costs as of September 30, 2014 were $35.1 million.

Separately, Orchid remains a current supplier of cephalosporin APIs to Hospira.

Evolabis

In February 2014, Hospira acquired a Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to Hospira's portfolio in Brazil, accelerating expansion of its injectable pharmaceutical product line.

The operating results of the acquisitions have been included in Hospira's results of operations since the individual acquisition dates, and pro forma results of operations for these acquisitions have not been presented as they are not material to Hospira's results of operations, either individually or in the aggregate.

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

Warning Letter Matters

At this time, the FDA warning letters received by Hospira generally have not restricted production or shipment of Hospira's existing products from these facilities (with the exception of Costa Rica, as discussed below); but, Hospira's sites that have received an FDA warning letter generally are restricted from obtaining new product approvals in the U.S. (until the impacted site successfully passes a subsequent inspection, such as Clayton and Rocky Mount, as discussed below).

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

Since issuing the 2010 Warning Letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities.

•	Clayton: In June 2013, after the latest FDA inspection at the Clayton facility, the facility was designated as No Action Indicated ("NAI").

•
Rocky Mount: In February 2014, the status of Rocky Mount's pharmaceutical manufacturing was upgraded to Voluntary Action Indicated ("VAI") status. In June 2014, after the latest FDA inspection at the Rocky Mount facility, the FDA did not issue any Form 483 observations.

Under NAI or VAI status, Hospira is free to pursue new product approvals and export certifications for pharmaceutical products manufactured at Clayton and Rocky Mount.

Warning Letter (August 2012), Import Alert and Related Matters

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

Other regulatory agencies have restricted the supply of Hospira infusion pumps into certain international markets for reasons similar to those cited by the FDA in its August 2012 Warning Letter concerning Hospira's Costa Rica facility. The National Standards Authority of Ireland ("NSAI") has performed multiple audits of Hospira's Lake Forest site. The NSAI has reissued the International Organization for Standardization certifications for the Lake Forest and Costa Rica sites, which allows Hospira to continue to import, tender, sell and distribute consumables or Hospira's other infusion pump accessories in various international markets. NSAI also communicated to Hospira that the European Conformity ("CE") certificate for infusion pumps and related software, covering Plum A+™ and Hospira MedNet™ expired and were withdrawn on August 31, 2013. Hospira is pursuing CE marking for certain infusion devices and related software during 2014. Hospira cannot predict the timing and outcome of obtaining these new CE certificates, which if not received could negatively impact Hospira's ongoing sales of device products.

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

Warning Letter (September 2014) and Related Matters

In September 2014, Hospira received a Warning Letter from the FDA in connection with the FDA's inspection of Hospira's pharmaceutical manufacturing facility located in Mulgrave, Victoria, Australia ("2014 Mulgrave Warning Letter"). In the 2014 Mulgrave Warning Letter, the FDA listed inspectional observations, including: discrepancies in certain manufacturing processes, the need to implement better corrective or preventive actions, and the need to establish certain written procedures and an adequate system for monitoring environmental conditions. In October 2014, Hospira responded to the FDA’s observations.

Hospira's Response to Warning Letters and Related Matters

Hospira takes these matters seriously and has responded fully, and in a timely manner, to the FDA's Warning Letters (which are publicly available on the FDA's website, http://www.fda.gov/ICECI/EnforcementActions/WarningLetters/default.htm). The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. The comprehensive remediation plan for devices includes the Device Strategy announced in May 2013. Elements of the device remediation plan are being implemented in a phased approach with initial implementation at device component production facilities, service centers and design centers and a second phase of implementation at sites that primarily manufacture pharmaceutical products but also manufacture devices and combination products. While Hospira has continued implementing its remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or through further interaction with the FDA or other regulatory bodies.

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

All of Hospira's manufacturing facilities and related operations, including domestic and international, are subject to FDA inspections and some of those facilities have received Form 483 observations or FDA-issued untitled letters or comparable inspection results from other governmental regulatory agencies, which are not included above. Hospira is working to achieve alignment between all of its facilities and quality policies, procedures and processes and the commitments made to the FDA, and as a result, Hospira has incurred and will continue to incur additional costs for strengthening quality, compliance and production processes at other facilities. For example, third-party oversight and consulting costs for remediation activities have been and will continue to be incurred at a number of other manufacturing sites.

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

In May 2013, Hospira announced its Device Strategy, which builds on Hospira's comprehensive device review of its global installed base of infusion pumps. In this regard, see matters discussed under the sections captioned "Device Strategy" and "Product Development and Product Launches - Device Product Development" within this Item 2.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the condensed consolidated statements of income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Warning Letter Matters
Third-party oversight and consulting	$5.1	$17.5	$14.9	$51.8
Other charges (primarily extended production downtime related costs and failure to supply penalties)	2.1	8.4	7.3	20.4
Device Remediation Matters
Third party consulting and other charges (product review and remediation activities)	5.1	6.9	15.1	18.2
Corrective action and life-cycle management charges (credits)	—	9.7	14.1	(3.2)
Total Charges	$12.3	$42.5	$51.4	$87.2

In 2014, Hospira expects to incur aggregate charges of approximately $60 million to $80 million related to these quality and product related matters, which are primarily for third-party oversight and consulting and device remediation matters, including product recalls. The amount, timing and recognition of additional charges associated with these certain matters in 2014 will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors.

In addition to the charges incurred for these certain quality and product related matters, Hospira has incurred, and expects that it will continue to incur higher operating costs, which have been and will continue to be impacted by these matters. Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira's existing facilities and operations may be required. In this regard, see matters discussed in the section captioned "Continuous Improvement Activities - Facilities Optimization and Capacity Expansion" within this Item 2.

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

The Device Strategy builds on Hospira's comprehensive device review of its global installed base of infusion pumps. Hospira has communicated this strategy to the FDA and other global regulatory agencies, and has been working continually with these agencies as it implements the Device Strategy.

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

See the section captioned "Product Development and Product Launches" within this Item 2 for additional information on the submission of the Plum 360™ to the FDA.

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

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Condensed Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013	2014	2013
Customer sales allowances	$—	$—	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	2.7	14.8	12.3	56.1	Cost of products sold
Inventory charges	0.6	0.9	3.0	46.7	Cost of products sold
Other asset impairments and accelerated depreciation	—	3.2	1.3	10.3	Restructuring, impairment and (gain) on disposal of assets, net
Total charges	$3.3	$18.9	$16.6	$217.4

Cumulative Device Strategy charges as of September 30, 2014 were $243.5 million. In 2014, Hospira expects to incur aggregate charges of approximately $25 million to $35 million related to the Device Strategy. The amount, timing and recognition of additional charges associated with the Device Strategy over the anticipated time period will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges. In this regard, see matters discussed above under the section captioned "Certain Quality and Product Related Matters" within this Item 2. Also, see section captioned "Certain Quality and Product Related Matters" within this Item 2 regarding an import alert issued by the FDA that prohibits the importation into the U.S. of the infusion pumps that are manufactured at Hospira's Costa Rica facility and a description of device remediation activities.

For more information about risks related to the Device Strategy, see the sections captioned "Hospira may not be able to realize all of the expected benefits of its global device strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect Hospira's business or operating results" in "Part I, Item 1A Risk Factors" of Hospira's 2013 Form 10-K.

Patent-Related Product Matters

Hospira is involved in patent-related disputes with several companies who have branded products over Hospira's efforts to market generic versions of those products and with companies regarding certain of Hospira's Precedex™ patents. Hospira faces generic competition for Precedex™ as a result of the FDA's August 2014 ruling allowing competitors to "carve-out" labeled indications. The pending patent litigation, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. Consequently, Hospira expects revenues and margins derived from the sale of Precedex™ to be adversely affected. For further details regarding

Hospira's patents and other patent-related litigation, see Note 24 to the condensed consolidated financial statements included in Item 1 of this report.

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

Results of operations for the three months ended September 30, 2014 compared to September 30, 2013

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,
	2014	2013	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$629.8	$539.8	16.7%	16.9%
Medication Management	169.9	175.2	(3.0)%	(1.9)%
Other Pharma	139.3	89.2	56.2%	56.5%
Total Americas	939.0	804.2	16.8%	17.2%
EMEA—
Specialty Injectable Pharmaceuticals	87.1	80.4	8.3%	8.0%
Medication Management	25.6	23.9	7.1%	6.7%
Other Pharma	22.4	19.2	16.7%	11.5%
Total EMEA	135.1	123.5	9.4%	8.3%
APAC—
Specialty Injectable Pharmaceuticals	63.4	64.8	(2.2)%	(2.3)%
Medication Management	12.0	10.7	12.1%	12.1%
Other Pharma	1.1	5.0	(78.0)%	(78.0)%
Total APAC	76.5	80.5	(5.0)%	(5.2)%
Net Sales	$1,150.6	$1,008.2	14.1%	14.3%

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

Three months ended September 30, 2014 compared to three months ended September 30, 2013:

Net sales increased 14.1%, or 14.3% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 16.8%, or 17.2% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to certain product price increases in the U.S. and increased volume due to supply recovery of certain Hospira U.S. products. Medication Management Net sales decreased, primarily due to the sale of TheraDoc in September 2014, and decreased volume for gravity administration sets. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased contract manufacturing volumes.

EMEA

Net sales in the EMEA segment increased 9.4%, or 8.3% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to continued strong sales volume of biosimilar products, offset by continued generic SIP competitive pricing pressures. Medication Management Net sales increased due to sales of the recently launched Sapphire™ infusion pump. Other Pharma Net sales increased due to higher compounding sales.

APAC

Net sales in the APAC segment decreased 5.0%, or 5.2% excluding the impact of changes in foreign exchange rates. Net sales of SIP decreased due to lower sales of paclitaxel in China offset by price favorability in generic products across the region. Medication Management Net sales increased primarily due to sales of the recently launched Sapphire™ infusion pump and gravity administration set volume increases. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Three months ended September 30 (dollars in millions)	2014	2013	change
Gross profit	$431.3	$290.2	48.6%
As a percent of Net sales	37.5%	28.8%

Gross profit increased $141.1 million, or 48.6%, for the three months ended September 30, 2014, compared with the same period in 2013. Gross profit increased due to higher pricing on U.S. SIP products, lower manufacturing spending related to strengthening quality, compliance and production processes, and lower Device Strategy charges, offset by higher start-up and facility validation charges related to the Vizag, India capacity expansion.

Restructuring, impairment and (gain) on disposal of assets, net

			Percent
Three months ended September 30 (dollars in millions)	2014	2013	change
Restructuring, impairment and (gain) on disposal of assets, net	$(106.3)	$9.8	nm
As a percent of Net sales	(9.2)%	1.0%
nm—Percentage change is not meaningful

Restructuring, impairment and (gain) on disposal of assets, net of $(106.3) million for the three months ended September 30, 2014 primarily included gains on the sales of TheraDoc and Hospira's surgical suction product line. Restructuring, impairment and (gain) on disposal of assets, net of $9.8 million for the three months ended September 30, 2013 included charges related to the APAC segment other restructuring-related activities, accelerated depreciation charges related to the Device Strategy, and intangible asset impairments associated with certain product rights.

Research and development

			Percent
Three months ended September 30 (dollars in millions)	2014	2013	change
Research and development	$86.3	$69.9	23.5%
As a percent of Net sales	7.5%	6.9%

R&D increased $16.4 million, or 23.5%, for the three months ended September 30, 2014, compared with the same period in 2013 primarily due to timing of development funding offset.

Selling, general and administrative

			Percent
Three months ended September 30 (dollars in millions)	2014	2013	change
Selling, general and administrative	$223.8	$180.7	23.9%
As a percent of Net sales	19.5%	17.9%

Selling, general and administrative increased $43.1 million for the three months ended September 30, 2014, compared with the same period in 2013 primarily due to acquisition and integration charges related to the acquisition of an API business and associated R&D facility, higher employee related compensation charges, increased information technology charges and higher selling and promotional expense for expansion in emerging markets.

Interest expense and Other expense, net

Hospira recognized Interest expense of $19.2 million for the three months ended September 30, 2014 and $23.3 million in the same period in 2013. Interest expense decreased primarily due to higher capitalization of interest in 2014 and higher interest expense due to an overlap of outstanding debt in 2013 for senior notes issued and senior notes redeemed. Other expense, net was $4.3 million for the three months ended September 30, 2014 and $39.0 million in the same period in 2013. The change to Other expense, net was primarily due to charges of $33.4 million related to the early extinguishment of debt in 2013.

Income tax expense (benefit)

The effective tax rate was an expense of 23.8% for the three months ended September 30, 2014, compared to a benefit of 97.5% for the same period in 2013, primarily a result of higher U.S. income and fewer tax deductions for the three months ended September 30, 2014. The tax rate for 2014 also reflects favorable tax gains on the sales of TheraDoc and Hospira's surgical suction product line; excluding these gains, the effective tax rate was an expense of 30.2%. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity income from affiliates, net

Equity income from affiliates, net increased to $3.2 million during the three months ended September 30, 2014 compared to $2.7 million for the same period in 2013. The increase is primarily due to higher income from Hospira's joint venture, ZHOPL.

Results of operations for the nine months ended September 30, 2014 compared to September 30, 2013

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2014	2013	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,825.8	$1,590.4	14.8%	15.5%
Medication Management	516.7	450.4	14.7%	16.6%
Other Pharma	351.5	278.1	26.4%	26.8%
Total Americas	2,694.0	2,318.9	16.2%	17.1%
EMEA—
Specialty Injectable Pharmaceuticals	257.5	244.7	5.2%	2.2%
Medication Management	79.2	69.2	14.5%	11.0%
Other Pharma	63.8	56.0	13.9%	8.0%
Total EMEA	400.5	369.9	8.3%	4.8%
APAC—
Specialty Injectable Pharmaceuticals	198.5	191.6	3.6%	7.3%
Medication Management	33.4	28.5	17.2%	21.1%
Other Pharma	10.8	9.5	13.7%	13.7%
Total APAC	242.7	229.6	5.7%	9.3%
Net Sales(2)	$3,337.2	$2,918.4	14.4%	14.9%

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

(2)
Net sales for the nine months ended September 30, 2013 included the impact of the $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. Excluding this charge, Net sales increased 10.4%, or 10.9% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" within this Item 2 for further information.

Net sales were adversely impacted by Hospira's inability to ship certain Medication Management products to the market and to gain regulatory approval for certain new products due to the ongoing quality remediation efforts. See the section captioned "Certain Quality and Product Related Matters" within this Item 2 for further information.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013:

Net sales increased 14.4%, or 14.9% excluding the impact of changes in foreign exchange rates. Excluding the impact of $104.3 million of Device Strategy charges in 2013, Net sales increased 10.4%, or 10.9% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 16.2%, or 17.1% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to certain product price increases in the U.S. and increased volume due to supply recovery of certain Hospira U.S. products. This growth is partially offset by continued docetaxel price erosion following its 2011 launch. Excluding the impact of $88.4 million of Device Strategy charges in 2013, Medication Management Net sales decreased primarily due to the FDA import alert prohibiting the importation into the U.S. of the Plum™, GemStar™ and LifeCare PCA™ infusion pumps. For more information on the retirement of the GemStar™ pump, see the section captioned "Device Strategy" within this Item 2. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased volume due to competitor supply issues.

EMEA

Net sales in the EMEA segment increased 8.3%, or 4.8% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased due to continued strong sales volume of biosimilar products, offset by continued generic SIP competitive pricing pressures. Excluding the impact of $13.2 million of Device Strategy charges in 2013, Medication Management Net sales decreased, primarily due to reduced volume related to regulatory agency restrictions on Plum™ and GemStar™ infusion pumps leading to reduced dedicated administration set sales. For more information on the retirement of the GemStar™ pump, see the section captioned "Device Strategy" within this Item 2. Other Pharma Net sales increased due to increased compounding activities offset by lower contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 5.7%, or 9.3% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to volume growth of generic products across the region and continued volume growth of Precedex™ in Japan. Excluding the impact of $2.7 million of Device Strategy charges in 2013, Medication Management Net sales increased primarily due to sales of the recently launched Sapphire™ infusion pump and gravity administration set volume increases. Other Pharma Net sales increased due to higher contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Nine months ended September 30 (dollars in millions)	2014	2013	change
Gross profit	$1,200.9	$758.9	58.2%
As a percent of Net sales	36.0%	26.0%

Gross profit increased $442.0 million, or 58.2%, for the nine months ended September 30, 2014, compared with the same period in 2013. Gross profit for the nine months ended September 30, 2013 included charges of $207.1 million related to the Device Strategy, and charges continued to a lesser extent in 2014. Gross profit also increased due to higher pricing on U.S. SIP products and lower manufacturing spending related to strengthening quality, compliance and production processes offset by lower docetaxel sales and higher start-up and facility validation charges related to the Vizag, India capacity expansion.

Restructuring, impairment and (gain) on disposal of assets, net

			Percent
Nine months ended September 30 (dollars in millions)	2014	2013	change
Restructuring, impairment and (gain) on disposal of assets, net	$(92.0)	$21.4	nm
As a percent of Net sales	(2.8)%	0.7%
nm—Percentage change is not meaningful

Restructuring, impairment and (gain) on disposal of assets, net of $(92.0) million for the nine months ended September 30, 2014 included gains on the sales of TheraDoc and Hospira's surgical suction product line offset by impairment charges for certain property and equipment and charges related to the sale of Hospira's Buffalo, NY, manufacturing facility. Restructuring, impairment and (gain) on disposal of assets, net of $21.4 million for the nine months ended September 30, 2013 included charges related to the APAC and EMEA segments other restructuring-related activities, asset impairment and accelerated depreciation charges related to the Device Strategy, and intangible asset impairments associated with certain product rights.

Research and development

			Percent
Nine months ended September 30 (dollars in millions)	2014	2013	change
Research and development	$245.2	$218.1	12.4%
As a percent of Net sales	7.3%	7.5%

R&D increased $27.1 million, or 12.4%, for the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to timing of development funding offset and higher spending on Inflectra™ clinical trials as part of EEA regulatory requirements post launch and higher spending on filgrastim and pegfilgrastim, two biosimilar products in development.

Selling, general and administrative

			Percent
Nine months ended September 30 (dollars in millions)	2014	2013	change
Selling, general and administrative	$621.1	$556.0	11.7%
As a percent of Net sales	18.6%	19.1%

Selling, general and administrative increased $65.1 million for the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to higher employee related compensation charges, acquisition and integration charges related to the acquisition of an API business and associated R&D facility and higher selling and promotional expense for expansion in emerging markets.

Interest expense and Other expense, net

Hospira recognized Interest expense of $58.9 million for the nine months ended September 30, 2014 and $62.8 million in the same period in 2013. Interest expense decreased due to an increase in capitalized interest in 2014, partially offset by accelerated swap gains recognized in 2013 after Hospira refinanced a portion of its outstanding debt. Other expense, net was $1.4 million for the nine months ended September 30, 2014 and $51.3 million in the same period in 2013. The change to Other expense, net was primarily due to charges of $33.4 million related to the early extinguishment of debt and certain investment impairments charges of $14.5 million in 2013.

Income tax expense (benefit)

The effective tax rate was an expense of 23.0% for the nine months ended September 30, 2014, compared to a benefit of 63.8% for the same period in 2013. Hospira realized a Net Loss for the nine months ended September 30, 2013, primarily a result of charges related to the initiation of Hospira's Device Strategy. The tax rate for 2014 also reflects favorable tax gains on the sales of TheraDoc and Hospira's surgical suction product line; excluding these gains, the effective tax rate was an expense of 25.0%. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision in 2013 includes a discrete tax benefit of $13.8 million related to 2012 in the nine months ended September 30, 2013. Without this item, the effective tax rate was a benefit of 54.7%.

Equity income from affiliates, net

Equity income from affiliates, net increased to $15.2 million during the nine months ended September 30, 2014 compared to $12.7 million for the same period in 2013. The increase is primarily due to the release of a tax valuation allowance previously established by ZHOPL.

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

Of the total cash and cash equivalents at September 30, 2014, approximately $215.2 million is held in foreign jurisdictions. Hospira regularly reviews its needs in the U.S. for possible repatriation of foreign subsidiary earnings, and intends to permanently invest all foreign subsidiary earnings outside of the U.S. Hospira plans to use these foreign subsidiary earnings and cash held outside the U.S. in its foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. Hospira believes that its current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under its credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, Hospira utilizes certain funding strategies in an effort to ensure its worldwide cash is available in the locations in which it is needed. For the foregoing reasons, Hospira has no intention of repatriating cash held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in Hospira's U.S. operations, Hospira could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause Hospira to reevaluate the possible repatriation of foreign subsidiary earnings.

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

Hospira has outstanding advances, net of inventory receipts, of $50.5 million to Celltrion through September 30, 2014 for the purchase of certain biosimilar products. Additional supplier advances in the aggregate of $25.0 million for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. Hospira may distribute and market additional products sourced from Celltrion which would require additional advances.

On July 4, 2014 Hospira acquired Orchid's penem and penicillin API business and related R&D facility, as further described in the section captioned "Acquisitions" within this Item 2, for a preliminary purchase price of $247.2 million, which included the settlement of previous Hospira advances, with available capital resources.

On September 30, 2014, Hospira closed a convertible bond subscription agreement with Celltrion Healthcare. Celltrion Healthcare issued a convertible bond with an aggregate principal amount denominated in Korean Won equal to $200.0 million U.S. Dollars, due on September 30, 2019. Interest will be payable quarterly at an annual rate of 6.0%. The convertible bond will be recognized as an available-for-sale investment and is subject to credit risk. Hospira may redeem some or all of the principal of the convertible bond for cash or an equity interest in Celltrion Healthcare, or, starting on the third anniversary of the issue of the convertible bond, the supply of biosimilar products. Additionally, Celltrion Healthcare may elect to pay interest on the convertible bond in cash, or in kind by providing biosimilar product to Hospira. The terms of the convertible bond and amendment to the co-exclusive agreement, discussed under the section captioned "Product Development and Product Launches" within this Item 2, do not impact cumulative supplier advances discussed above.

Summary of Sources and (Uses) of Cash

	Nine Months Ended September 30,
(dollars in millions)	2014	2013
Operating activities	$334.3	$61.5
Investing activities	(606.9)	(259.3)
Financing activities	25.5	72.1

Operating Activities

Net cash provided by operating activities increased in the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to higher operating earnings.

Investing Activities

Net cash used in investing activities increased in the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to the acquisition of an API business and associated R&D facility, an investment in Celltrion Healthcare, Vizag, India capacity expansion and the increased capital expenditures for modernization initiatives at several of Hospira's manufacturing facilities, offset by proceeds from the sales of assets and businesses.

Financing Activities

Net cash provided by financing activities decreased in the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to repayments of Hospira's other borrowings in certain foreign locations, offset by proceeds from employee stock option exercises.

Debt and Capital

As of September 30, 2014, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant and may limit Hospira's availability for borrowings to less than $1.0 billion. The availability of funds is limited by financial covenants related to Hospira's debt and financial position, and as of September 30, 2014, Hospira had no limit on the availability under the Revolver.

As of September 30, 2014, Hospira was in compliance with all financial covenants.

In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020 and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014, $250.0 million principal amount of 6.40% notes originally due May 2015 ("2014 and 2015 Notes"), accrued interest and a make-whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which is reported in Other expense, net, in the three and nine months ended September 30, 2013. The early debt extinguishment charges included a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

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

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira's significant accounting policies is included in Note 1 to Hospira's consolidated financial statements, which are included in "Part II, Item 8. Financial Statements and Supplementary Data" to Hospira's 2013 Form 10-K. Certain of Hospira's accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Hospira's 2013 Form 10-K.

Recently Issued and Adoption of New Accounting Standards

The disclosures contained in Note 1 to the condensed consolidated financial statements included in Part I Item 1 of this report are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward contracts outstanding at September 30, 2014. While not predictive in nature, these analyses indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net asset balance of $6.3 million would decrease by $21.9 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at September 30, 2014 by replacing the actual exchange rates at September 30, 2014 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The disclosure contained in Note 24 to the condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the third quarter of 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
July 1-July 31, 2014	1,100	$51.55	—	$800,000,000
August 1-August 31, 2014	2,000	54.22	—	800,000,000
September 1-September 30, 2014	900	52.78	—	800,000,000
Total	4,000	$53.19	—	$800,000,000

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

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: November 6, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit

4.3	Hospira 2004 Long-Term Stock Incentive Plan (filed with the SEC on March 21, 2014 as Exhibit A to the Hospira, Inc. Definitive Proxy Statement on Schedule 14A and incorporated herein by reference.)

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of income (loss) and comprehensive income (loss), (ii) condensed consolidated statements of cash flows, (iii) condensed consolidated balance sheets, (iv) condensed consolidated statement of changes in shareholders' equity, and (v) the notes to the condensed consolidated financial statements.