Form 10-K
period 2014-12-31
HOSPIRA INC
filed 2015-02-12
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31946
HOSPIRA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0504497
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 North Field Drive
Lake Forest, Illinois 60045
(Address of principal executive offices, including zip code)
(224) 212-2000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which each class is registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant's common stock held by non-affiliates of the registrant on June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $8,654.5 million.
Registrant had 171,091,475 shares of common stock outstanding as of February 9, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant's definitive Proxy Statement to be filed in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated. The definitive 2015 Proxy Statement will be filed on or about March 20, 2015.

HOSPIRA, INC.
ANNUAL REPORT ON FORM 10-K

Defined Terms

We have used "Hospira," "we," "us" or "our" to refer to Hospira, Inc. in this report. We have also used several other terms in this report, which are explained or defined below:

Abbott	Abbott Laboratories
Americas	Hospira reportable segment, which includes United States, Canada and Latin America
APAC	Hospira reportable segment, which includes Asia, Japan, Australia and New Zealand
ANDA	Abbreviated new drug application
API	Active pharmaceutical ingredient
ASU	Accounting Standards Updates, as issued by the Financial Accounting Standards Board
Biosimilars	Biologic drugs that are highly similar to a reference biopharmaceutical product and demonstrate no clinically meaningful differences in terms of the safety, purity and potency of the product
Bioceuticals	Bioceuticals Arzneimittel AG
Cadila	Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India
C.E.	European Conformity
Celltrion	Celltrion, Inc. and Celltrion Healthcare, Co., Ltd.
Celltrion Healthcare	Celltrion Healthcare, Co. Ltd.
EMEA	Hospira reportable segment, which includes Europe, Middle East and Africa
EPO	Epoetin, one of our biosimilars, which is sold commercially as Retacrit™
E.U.	European Union
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
Forward Contracts	Foreign exchange contracts
GAAP	Generally Accepted Accounting Principles
Generic pharmaceuticals or generic products	Generally refers to our generic injectable pharmaceuticals product group
cGMPs	Current good manufacturing practices
GPOs	Group purchasing organizations
Hospira Canada	Hospira Healthcare Corporation, located in Canada
IKKT	Our pharmaceutical manufacturing facility located in Irungattukottai, India
IDNs	Integrated delivery networks
IPR&D	In Process Research and Development
IRS	Internal Revenue Service
I.V.	intravenous
medical and dental plans	post-retirement medical and dental plans
Medication Management	Medication management, one of the primary groupings of our products that includes pumps, gravity administration sets and other device products
Merger	The merger of Merger Sub with and into Hospira, as contemplated by and subject to the terms and conditions of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated February 5, 2015, among Pfizer, Merger Sub and Hospira
Merger Sub	Perkins Holding Company, a wholly owned subsidiary of Pfizer
NAI	No Action Indicated
NovaQuest	NovaQuest Co-Investment Fund I, L.P.
on market products	Products currently available for sale in one or more markets
Orchid	Orchid Chemicals & Pharmaceuticals Ltd.
pension plans	employee severance indemnity plans
Pfenex	Pfenex, Inc., a collaborative partner with Hospira in the development of a ranibizumab biosimilar
Pfizer	Pfizer Inc.

PPACA	U.S. Patient Protection and Affordable Care Act
Q Core	Q Core Medical, Ltd.
R&D	Research and development
SEC	U.S. Securities and Exchange Commission
SIP	Specialty Injectable Pharmaceuticals, one of the primary groupings of our products that includes generic injectables, biosimilars and proprietary products
TheraDoc	TheraDoc, Inc
VAI	Voluntary Action Indicated
Vizag	Visakhapatnam, India, the location of a Hospira manufacturing facility that is currently under construction
ZHOPL	Zydus Hospira Oncology Private Limited, our joint venture with Cadila

Forward-Looking Statements

This report contains, or may contain, forward-looking statements within the meaning of the federal securities laws that are based upon management's assumptions and expectations regarding future events or circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements also can be identified by the use of forward-looking words, such as "may," "will," "should," "anticipate," "estimate," "expect," "plan," "believe," "predict," "potential," "project," "intend," "could" or similar expressions. In particular, statements regarding Hospira's plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. You should be aware that these statements and any other forward-looking statements in this document only reflect our expectations and are not guarantees of performance. These forward-looking statements involve risks, uncertainties and assumptions, many of which are beyond our control. Actual results and performance may differ materially from these forward-looking statements.

The forward-looking statements are based on assumptions about many factors, including the following:

•
continuing growth in demand and/or breadth of our currently marketed products and development of competitive products, and our ability to identify, successfully complete and receive expected benefits from organic growth and business development growth opportunities;

•
healthcare reform, other legislative or regulatory initiatives and governmental pressures that may affect pricing, product development and approval, the speed of new product introduction, quality control, reimbursement, rebate, taxation or other elements of our business;

•
actions undertaken by global regulatory, trade, accounting and taxation bodies, including (i) administrative action taken by the U.S. Food and Drug Administration that could delay or otherwise adversely impact our product development or the manufacturing, registration, importing or selling of products, (ii) trade restrictions or sanctions issued by the U.S. or foreign governments that may limit or close certain geographic markets, and (iii) changes in accounting or tax principles that may change the manner in which we are required to account for our activities; all of which could affect our financial results by affecting revenue opportunities or result in additional expenses or liabilities;

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

•
product development risks, including satisfactory clinical performance, general unpredictability associated with the product development cycle, the timing of regulatory approvals or clearances, the quality of our regulatory submissions and the satisfactory condition of our manufacturing facilities to support new product approvals or clearances, including our new Vizag, India facility;

•
risks associated with biosimilar development and approval, including significant uncertainty concerning the regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

•	the availability and pricing of acceptable raw materials and component supplies;

•	the ability to maintain recent price increases on our products due to competitive pressures and market dynamics;

•
our ability to realize the anticipated benefits of our continuous improvement initiatives, including any modernization and streamlining activities, and the potential consequences of these initiatives, including the impairment of fixed assets, intangible assets and goodwill, and other restructuring charges;

•	the effect of the announcement of the contemplated Merger with Pfizer and related transactions on our business relationships, operating results and business generally;

•
the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Pfizer, and the risk that the Merger Agreement with Pfizer may be terminated in circumstances that require us to pay a termination fee to Pfizer;

•	the outcome of any legal proceedings that may be instituted against us related to the Merger Agreement with Pfizer;

•	the failure to satisfy conditions to completion of the Merger with Pfizer, including the receipt of all required regulatory approvals related to the Merger with Pfizer; and

•	economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.

Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Part I, Item 1A. Risk Factors," (ii) factors described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and (iii) matters discussed in "Part II, Item 8. Financial Statements and Supplementary Data, Note 25." These forward-looking statements speak only as of the date on which the statements were made. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. We undertake no obligation to update or correct any of these statements and investors and others should not expect that we will make additional updates or corrections, unless required by law.

PART I

Item 1.    Business

General Overview of Business

We are the world's leading provider of injectable drugs and infusion technologies, and a global leader in biosimilars all of which we develop, manufacture, market and distribute. Through our broad, integrated portfolio, we are uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs. Our portfolio includes generic acute-care and oncology injectables, biosimilars, and integrated infusion therapy and medication management products. Our broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Hospira was incorporated in Delaware on September 16, 2003, as a wholly-owned subsidiary of Abbott Laboratories. Our business first began operation as part of Abbott in the 1930s. As part of a plan to spin off its core hospital products business, Abbott transferred the assets and liabilities relating to our business to us and, on April 30, 2004, distributed our common stock to Abbott's shareholders. On that date, we began operating as an independent company, and on May 3, 2004, our common stock began trading on the New York Stock Exchange under the symbol "HSP."

On February 5, 2015, Hospira entered into an Agreement and Plan of Merger with Pfizer and Merger Sub. Pursuant to the Merger Agreement, subject to the terms and conditions of the Merger Agreement, and at the effective time of the Merger, Merger Sub will merge with and into Hospira, with Hospira surviving the Merger as a wholly owned subsidiary of Pfizer, and all of the issued and outstanding shares of Hospira’s common stock (other than certain excluded shares) will be converted into the right to receive $90.00 in cash per share. Consummation of the Merger is subject to certain conditions, and provides for certain termination rights for Hospira and Pfizer. For additional information, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 27" in this report.

Operating Segments

We conduct operations and sell a broad line of products, which are managed in three reportable segments worldwide:

Segment	Percentage of 2014 Net sales
Americas, which includes the United States, Canada and Latin America	81%
Europe, Middle East and Africa	12%
Asia Pacific, which includes Asia, Japan, Australia and New Zealand	7%

For additional financial information relating to our reporting segments, principal product lines, and other geographic information, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 26" in this report. Unless the context otherwise requires, the disclosures in "Part I, Item 1. Business" and "Part I, Item 1A. Risk Factors" relate to all three reportable segments.

Products

We offer the following products and services in one or more of our reportable segments:

Product Line	Percentage of 2014 Net sales*	Description
Specialty Injectable Pharmaceuticals	68%	• Approximately 200 injectable generic drugs in multiple dosages and formulations
		• Biosimilars, including Retacrit™ (epoetin zeta), Nivestim™ (filgrastim) and Inflectra™ (infliximab)
		• Proprietary specialty injectables, including Precedex™ (dexmedetomidine HCl), a proprietary drug for sedation

Medication Management	19%	• Plum A+™, LifeCare PCA™, and Sapphire™ infusion pumps and dedicated administration sets
		• Hospira MedNet™ safety software system and related services
		• Software applications that support point-of-care medication administration
		• Gravity administration sets and disposable sets (used to deliver I.V. fluids and medications)
		• Maintenance agreements and other service offerings

Other Pharmaceuticals	13%	• Large volume intravenous solutions and nutritional products
		• Contract manufacturing services

*	Gross sales less discounts for wholesaler chargebacks, rebates, returns and other allowances.

Specialty Injectable Pharmaceuticals

This product group consists of generic injectable pharmaceuticals, often referred to as generics, biosimilars and proprietary pharmaceuticals. Generic injectable pharmaceuticals provide customers with a lower-cost alternative to branded products when associated patent protection expires, when patents are declared invalid, or when the generic products do not infringe the patents of others. Our generic injectable pharmaceuticals are sold in therapeutic areas including analgesia, anesthesia, anti-infectives, cardiovascular, oncology, and other.

In 2011, we launched a global market expansion program to expand the presence of generic SIPs. Execution of this program includes gaining regulatory approval to sell certain of our on-market products into new countries. Through the end of 2014, we have achieved over 250 cumulative new to country submissions since program inception.

In addition to generics, our SIP category includes biosimilars, which are biologic drugs that are highly similar to a reference biopharmaceutical product and demonstrate no clinically meaningful differences in terms of the safety, purity and potency of the product. Biosimilars offer high-quality, lower-cost alternatives to reference biologics. Our portfolio includes:

•
Retacrit™, a biosimilar EPO primarily for the treatment of anemia in dialysis and in certain oncology applications, was launched in 2008 and is currently available in most major EMEA markets. In December 2014, we submitted a biosimilar application for Retacrit™ to the FDA for approval in the U.S. In February 2015, the FDA accepted our application.

•
Nivestim™, a biosimilar filgrastim for the treatment of low white blood cells in patients who have received a chemotherapeutic agent, was launched in Europe in 2010 and is currently available in most major EMEA markets. Nivestim™ was launched in Australia in 2011.

•
Inflectra™, a biosimilar infliximab for patients with autoimmune diseases such as rheumatoid arthritis and inflammatory bowel disease, launched in several smaller European markets in 2013 and 2014 based on patent expiration dates. In August 2014, our partner Celltrion submitted an infliximab biosimilar application to the FDA for approval in the U.S. In December 2014, we launched Inflectra™ in Canada.

Proprietary specialty injectables included in our SIP category consist mainly of Precedex™ (dexmedetomidine HCl), a proprietary sedative for use in non-intubated patients requiring sedation, as well as intubated and mechanically ventilated patients in the intensive care setting. Historically, we had exclusive rights to Precedex™ in our major markets, however, in

August 2014, the FDA approved generic competitors for Precedex™ in a vial, although we continue to retain patent exclusivity to Precedex™ in a premix formulation. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ to continue to decrease. In December 2014, we received approval from the FDA for Dyloject™, a proprietary nonsteroidal anti-inflammatory drug (NSAID) analgesic. Dyloject™ is indicated for use in adults for the management of mild to moderate pain and for the management of moderate to severe pain, alone or in combination with opioid analgesics. We expect to launch Dyloject™ in 2015.

In order to effectively compete, our products are differentiated by the following characteristics:

•
Our SIP products work to reduce medication errors related to dosing and labeling. For example, in the U.S., all of our generic products include unit-of-use bar-code labels, which can allow for a clinician to confirm a patient's identity, as well as the medication to be administered, supporting safer medication delivery.

•
We offer a wide variety of novel drug delivery options that support our customers' efforts to enhance safety, increase productivity and reduce waste. Our more standard drug delivery system formats include offerings in ampules and flip-top vials, which clinicians can use with standard syringes. Our more sophisticated proprietary drug delivery options include Carpuject™ and iSecure™ prefilled syringes, Ansyr™ prefilled needleless emergency syringe systems, First Choice™ ready-to-use premix and the ADD-Vantage™ system for preparing drug solutions from prepackaged drug powders or concentrates. Prefilled and premixed medications help eliminate clinician guesswork and promote proper dosing.

Medication Management

Our current pump platform includes five infusion pumps and related dedicated administration sets:

•
Plum 360™ and Plum A+™: The Plum 360™ infusion pump received FDA clearance in January 2015 and is the next-generation of our Plum A+™ infusion pump, builds on the Plum A+™ unique air management and concurrent delivery features, while expanding its drug library and wireless capability. We anticipate sales of the Plum 360™ pump to begin in 2015.

•	LifeCare PCA™: The LifeCare PCA™ infusion pump is our patient-controlled analgesia device.

•
Sapphire™ and SapphirePlus™: The Sapphire™ infusion pump is a multi-therapy, compact, touchscreen infusion system used in ambulatory and hospital settings, and the SapphirePlus™ pump is a Hospira MedNet™ ready general-infusion device, which features unique patented technology, innovative design, and an intuitive touch screen. Both are marketed and distributed through an agreement with Q Core Medical, Ltd. We anticipate sales of the SapphirePlus™ pump to begin in North America during 2015.

We offer the Hospira MedNet™ safety software system, which is designed for hospitals to customize intravenous drug dosage limits and track drug delivery to prevent medication errors. Using its drug library and programmable drug dosage limits, the system can help ensure that medication is infused within hospital-defined dose guidelines and best practices. The wireless network version of the Hospira MedNet™ system establishes real-time send-and-receive capability and can interface with select hospital and pharmacy information systems. We continue to work with hospital information technology companies to integrate the Hospira MedNet™ system with other systems. The Hospira MedNet™ system is available for the Plum A+™, Plum 360™, LifeCare PCA™, and SapphirePlus™ devices, and we anticipate that it will continue to be available on next-generation infusion devices.

Although the pumps above are part of our current offerings, our installed base, or those pumps already in the market, includes various additional legacy pumps. For information on the retirement of legacy pumps, see section titled "Device Strategy" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

The Medication management product line also includes gravity administration sets and other device products, including needlestick safety products and programs to support our customers' needlestick prevention initiatives. LifeShield™, CLAVE™ and MicroCLAVE™ connectors are one-piece valves that directly connect syringes filled with medications to a patient's I.V. line without the use of needles.

In order to effectively compete, our products are differentiated by the following characteristics:

•
Our electronic drug delivery pumps with enhanced systems capabilities are a key contributor in our efforts to improve medication management programs and reduce the incidence of medication errors. For example, some of our pumps use bar coding to read drug labels that are compatible with other Hospira products, reducing the opportunity for drug infusion errors.

•
Our portfolio of I.V. safety devices are engineered for contamination control, needlestick prevention and reliable I.V. drug delivery performance. Our innovative I.V. sets are easy to use, help eliminate waste and may lower the cost of care across clinical areas.

Other Pharmaceuticals

Other Pharmaceuticals primarily consists of large volume I.V. solutions, nutritionals and contract manufacturing services. We offer infusion therapy solutions and related supplies that include I.V. solutions for general use, I.V. nutrition products, and solutions for washing and cleansing of wounds or surgical sites.

Our contract manufacturing services are offered through our One2One™ contract manufacturing services group, which primarily provides formulation development and injectable filling and finishing services in a variety of delivery systems. We work with our proprietary pharmaceutical and biotechnology customers to develop stable injectable forms of their drugs, and we fill and finish those and other drugs into containers and packaging selected by the customer. The customer then sells the finished products under its own label.

Customers, Sales and Distribution

Customers. Our primary customers in the Americas segment include hospitals, wholesalers, integrated delivery networks and alternate site facilities. In the U.S., a substantial portion of our products are sold to GPO member hospitals, through wholesalers and distributors. Net sales through the four largest wholesalers and distributors that supply products to many end users accounted for approximately 44% of global Net sales during 2014. As end users have multiple ways to access our products, including through more than one wholesaler or distributor, and, in some cases, directly from us, we believe that we are not dependent on any single wholesaler or distributor for distribution of our products. We have no single end-use customer, which excludes wholesalers and distributors, which accounts for more than 10% of total global Net sales.

Our primary customers in the EMEA and APAC segments are hospitals and wholesalers that we serve through our own sales force and distributors. The majority of our business in the EMEA and APAC segments is conducted through contracting with individual hospitals or through regional or national tenders whereby we submit bids to sell our products.

Sales. Our sales organization include sales professionals, sales operations support functions and product specialists. We also have extensive experience contracting with, marketing to and servicing members of the major GPOs in the U.S. We have pricing agreements for specified products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems LLC; Novation, LLC; and Premier Healthcare Alliance, LP. The scope of products included in these agreements varies by GPO. Net sales related to GPO contracts amounted to $1.9 billion, or approximately 43% of total global Net sales, in 2014.

Distribution. In the U.S., our products are primarily distributed through a network of company-operated distribution facilities and third-party logistics providers. The primary company-operated distribution facilities are identified in "Part I, Item 2. Properties" of this report. For the remainder of the Americas segment outside the U.S. and for the EMEA and APAC segments, we primarily utilize third-party logistics providers and external distributors.

Seasonal Aspects and Backlog

There are no significant seasonal aspects to our consolidated Net sales. We believe that backlogged orders do not represent a material portion of our sales or provide a meaningful indication of future sales. Due to supply constraints related to our quality improvement actions, we experienced higher levels of backorders in 2011 and 2012.

Product Development

Our Research and development expenses were $344.3 million, $301.7 million, and $303.6 million in 2014, 2013 and 2012, respectively. Our research and development programs are concentrated in the areas of biosimilars, generic pharmaceuticals, devices and proprietary pharmaceuticals. Our programs bring new products to market in unique delivery systems or formats that enhance the effectiveness, ease of use, productivity, safety or reliability of existing product lines. We also engage in programs to expand the use of products in new markets or new applications. We also may periodically enter into collaborative arrangements with third parties for the development, license or commercialization of certain products. The timing and terms of such collaborative arrangements can be uncertain and unpredictable. For more information on our products, including recent developments and launches see section captioned "Product Development and Product Launches" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Manufacturing

As of December 31, 2014, we operated 15 primary manufacturing facilities globally which are identified in "Part I, Item 2. Properties" of this report. Our largest operating facilities, located in Rocky Mount, North Carolina; Austin, Texas; LaAurora, Costa Rica; McPherson, Kansas; Irungattukottai, India; and Mulgrave, Victoria, Australia, account for a significant portion of our manufacturing output. In 2014, products manufactured at these facilities accounted for approximately 75% of our global Net sales.

We continuously evaluate our plants and production lines and believe that our current facilities, plus any planned expansions and modernization initiatives, will be generally sufficient to meet our expected needs. To ensure our manufacturing capacity aligns with expected future commercial growth and demand, we have been expanding our capacity. In 2014, we continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, with the first commercial production expected during the first half of 2015, with production expected to increase over the course of the next several years. The Vizag facility will operate in a special economic zone, which is expected to provide us with various tax benefits. In March 2014, the FDA concluded a pre-approval inspection at the Vizag, India facility which resulted in the FDA issuing a Form 483. Our ability to commercially sell products produced in Vizag, India within the U.S. will ultimately depend on FDA approval. For more information on the Vizag facility, see section captioned "Continuous Improvement Activities" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

During the past few years, several of our pharmaceutical and device facilities have received warning letters and inspection observations as a result of quality issues cited by the FDA and other regulatory authorities, which has previously interrupted production in those facilities and adversely impacted our ability to manufacture and sell our products. If we experience future interruptions of manufacturing at any of our facilities, such an interruption could further materially and adversely impact our ability to manufacture and sell our products. See section caption "Certain Quality and Product Related Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for more information. In response, and in anticipation of meeting the requirements of regulatory authorities, we expect continued higher levels of capital expenditures related to modernization and streamlining at existing facilities over the next few years.

In addition to internal manufacturing capacity, we also have an unconsolidated joint venture, ZHOPL, with Cadila Healthcare Limited . This manufacturing facility has been inspected and approved by the FDA and the United Kingdom's Medicines and Healthcare Products Regulatory Agency. Under the joint venture agreement, the facility manufactures a number of cytotoxic drugs for sale by both Hospira and Cadila in their respective territories with Hospira holding exclusive rights to sell in almost all major markets. In addition, we have entered into separate and independent contract manufacturing agreements with ZHOPL for the production of numerous other cytotoxic drugs that Hospira will sell under its own label throughout the world.

Raw Materials, Components, and Purchased Products

We work closely with our suppliers to ensure continuity of supply and to manage risk. We completed an acquisition in 2014 to selectively increase the amount of active pharmaceutical ingredients produced in-house, although the majority of the raw materials, components and active pharmaceutical ingredients at our manufacturing sites are sourced on a global basis from third-party suppliers. Although many of the materials and components we use to produce our products are available from multiple suppliers, we rely on supply from a single source for many raw materials and components. For example, we rely on:

•
Certain proprietary components available exclusively from ICU Medical, Inc., including its CLAVE™ and MicroCLAVE™ connector products that are components of our infusion sets that represented approximately 11% of our 2014 global Net sales;

•
Orion Corporation as our single source of active pharmaceutical ingredients for Precedex™. In 2014, Precedex™ represented approximately 9% of Hospira's global Net sales, and in the Americas, Precedex™ represented approximately 13% of our SIP product line Net sales;

•	Celltrion for the supply of drug substance and drug product for certain of our biosimilars;

•
Q Core for the supply of Sapphire™ and SapphirePlus™ infusion pumps and administration sets. Under the Q Core arrangement, new pump products are intended to be added to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The arrangement also includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core infusion pumps; and

•
single sources for some of the compounding materials, polyvinyl-chloride resin and laminate film components for our production of flexible bags that we use with our I.V. and premixed solutions, as well as rubber components that we use in the packaging of some of our injectable pharmaceuticals.

In addition, we purchase some of our other raw materials, components and active pharmaceutical ingredients from single suppliers for reasons related to quality assurance, sole-source availability, cost effectiveness or constraints resulting from regulatory requirements.

We attempt to diversify our sources of materials and continually evaluate alternate-source suppliers. In certain circumstances, we may pursue regulatory approval or clearances of alternative sources, depending on the strength of our existing supplier relationships, the reliability of our current supplier base, and the time and expense associated with the regulatory process. A change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology. The loss or disruption of certain supply arrangements, including those above, could have a material adverse effect on our business.

Quality Assurance

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other domestic and foreign regulatory authorities. In recent years, the focus of this regulatory oversight has intensified for us both in the U.S. and in countries outside the U.S., in particular in developing markets such as India. In response, we have developed definitive action plans, implemented remediation programs and modified our practices in an effort to address these issues. Any regulatory enforcement actions, as well as our internal inspections, reviews and commitments, may require remediation activities with respect to products, production facilities and quality/production policies, procedures and processes. To anticipate and address potential quality issues, Hospira, through its quality organization, has developed and implemented quality systems and concepts throughout its organization, and sets quality policies and manages internal and external quality performance and quality systems. An audit program, utilizing both internal and external auditors, monitors compliance with applicable regulations, standards and internal policies. See "Governmental Regulation and Other Matters - Drug and Device Laws" below for information regarding possible consequences of regulatory enforcement actions.

For information related to the quality and product related matters that had a material impact on our operations, see the section captioned "Certain Quality and Product Related Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Competition

Our industry is highly competitive. We believe that in order to be most competitive we must ensure a consistent supply of a breadth of products that are cost-effective, high-quality and high-performing, while maintaining focus on manufacturing efficiency and regulatory compliance, which ultimately help hospitals improve the safety for their patients, reduce medication errors and provide high quality care. These matters are increasingly important factors in a healthcare environment that requires increasing levels of efficiency and productivity.

We address competitive pressures by significantly investing in, and successfully executing, our research and product development activities, quality initiatives, as well as optimizing manufacturing efficiency and productivity. Particularly for our pharmaceutical products, we seek to maximize the opportunity to establish a "first-to-market" position for our generic injectable drugs and biosimilars, as a "first-to-market" position provides customers a lower-cost alternative immediately when available and also may provide us with a period of exclusivity as the only generic or biosimilar provider. For our medication management products, we seek to differentiate our products through technological innovation and an integrated approach to drug delivery.

In the Americas segment, our most significant competitors in specialty injectable pharmaceuticals include: Baxter International Inc.; Becton, Dickinson and Company; Fresenius Kabi AG; Mallinckrodt plc; Mylan Inc; Par Pharmaceuticals Companies, Inc.; Pfizer Inc.; Sandoz; Sanofi S.A. and Teva Pharmaceuticals. Local manufacturers of pharmaceuticals also compete with us on a country-by-country basis. Our most significant competitors in medication management include: Baxter; B. Braun Melsungen AG; CareFusion Corporation; Fresenius Kabi; Smiths Medical and Terumo Medical Corporation. We are one of the leading competitors, in terms of U.S. market share, in each of our major product lines, and our size, scale, customer relationships and breadth of product line are significant contributors to our market positions.

In the EMEA segment, competitors include: Actavis plc; B. Braun Melsungen AG; CareFusion; Fresenius Kabi; Intas Pharmaceuticals, Ltd.; Janssen Pharmaceuticals, Inc.; Medac GmbH; Mylan; Sandoz; Teva and several local competitors. The use of generic pharmaceuticals is subject to variations in the structure of healthcare systems (including purchasing practices) and varied government policies regarding the use of generic products and pricing, which all lead to differing levels of customer acceptance. There are different policies and levels of generic penetration in each country in EMEA, causing the competition for generic pharmaceuticals to differ widely. In EMEA, competitors tend to vary by country and are often smaller in scale than those in the U.S., although some consolidation and geographic expansion is occurring.

In the APAC segment, generic penetration is moderate and growing primarily due to changes in government support in Australia. Competitors in Australia include: Aspen Medical; Fresenius Kabi; Pfizer; Sandoz and a number of smaller competitors and the originator companies. Our competition in Asia tends to be with the originator companies and multinational companies such as Actavis, Fresenius Kabi and Teva. In Japan, the market share of generic pharmaceutical products traditionally has been low because of product quality perceptions, product format and other regulatory differences in comparison to other markets. The Japanese government is actively pursuing a program to increase generic usage. Laws in Japan have been introduced to allow for easier substitution of generics for branded pharmaceuticals and to change financial incentives for hospitals and clinics to use generics, in a government-sponsored effort to reduce costs, which is believed to have resulted in an increased acceptance of generic pharmaceutical products.

Patents, Trademarks and Other Intellectual Property

When possible, we seek patent and trademark protection for our products. We own, or have licenses under, a substantial number of patents, patent applications, trademarks and trademark applications. Principal products and their related trademarks are discussed above under "Products" of this report. We believe that no single patent, trademark, or related group of patents or trademarks is material in relation to our business as a whole.

In December 2014, we received approval from the FDA for Dyloject™, a proprietary nonsteroidal anti-inflammatory drug (NSAID) analgesic. Dyloject™ is indicated for use in adults for the management of mild to moderate pain and for the management of moderate to severe pain alone or in combination with opioid analgesics. We expect to launch Dyloject™ in 2015. Dyloject is patent protected. Hospira has one formulation patent, U.S. Patent No. 6,407,079, which expires in 2019 and one allowed method of treatment application that will expire in 2027.

For information related to Hospira's patents and other patent-related litigation see Note 25 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

For more information about risks related to these matters, see the sections captioned "Our industry places heavy emphasis on intellectual property rights. Our ability to protect our rights can affect our sales opportunities and profitability" and "If we infringe the intellectual property rights of third parties, we may face legal action, adverse damage awards, increased costs, and delays in marketing new products" in "Part I, Item 1A. Risk Factors" of this report.

Employees

As of December 31, 2014, Hospira had approximately 19,000 employees. We believe we generally have a good relationship with our employees and the work councils and unions representing certain employees.

Governmental Regulation and Other Matters

Our operations and business activities are subject to extensive legal and regulatory requirements that are enforced by numerous governmental agencies in the countries in which we do business. We have implemented compliance programs to support and monitor compliance with these laws. Failure to comply with these laws and regulations could subject us to criminal and/or civil liability as well as other material adverse effects.

Drug and Medical Device Laws

Our products and facilities and materials, components and services from these facilities and those of our suppliers and vendors are subject to drug and medical device laws and regulations promulgated by governing regulatory authorities. These authorities regulate a range of activities including, among other matters, manufacturing, post-marketing studies in humans, advertising and promotion, product labeling, post-marketing surveillance and reporting of adverse events. The FDA oversees the enforcement of laws for products sold in the U.S. and outside of the U.S., some of the other regulatory agencies responsible for enforcing compliance include, but are not limited to; Health Canada's Health Products and Foods Branch, the U.K.'s Medicines and Healthcare Products Regulatory Agency, the European Medicines Agency for the Evaluation of Medicinal Products for Human Use and Australia's Therapeutic Goods Agency.

Manufacturing

All aspects of our manufacturing and distribution of regulated products, including those of our suppliers and vendors, are subject to regulatory agency oversight. In addition, new manufacturing facilities or the expansion of existing facilities requires inspection and approval by appropriate regulatory authorities before products produced at that site can enter commercial distribution. Facilities used for the production, packaging, labeling, storage and distribution of drugs and medical devices must be registered with the regulatory authorities responsible for the markets within which the product is sold. All manufacturing activities for these products must be conducted in compliance with cGMPs and regulations of the specific market.

Our manufacturing facilities and those of our suppliers and vendors are subject to periodic, routine and for-cause inspections to verify compliance with cGMPs. If, upon inspection, a regulatory agency determines a manufacturer has failed to comply with cGMPs, it may take various enforcement actions, including, but not limited to the following: inspection observations (commonly called Form 483 observations in the U.S.), warning letters (directing the company to respond and to take voluntary corrective action), untitled letters (which cite observations that do not meet the threshold of regulatory significance for a warning letter, but require the company to respond and to take corrective action), or similar correspondence, voluntary or involuntary product recalls, consent decrees or injunctions to halt manufacture and distribution of products, seizures of violative products, import and export ban restrictions, monetary sanctions, delays in product approvals or clearances, civil penalties, criminal prosecution and other restrictions on operations. These actions could result in, among other things, substantial modifications to our business practices and operations; a total or partial shutdown of production in one or more facility while the alleged violation is remediated; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any one of these consequences could disrupt our business and have a material adverse effect on our revenues, profitability and financial condition. For information related to warning letters received by Hospira and other recalls and corrective actions, see the section captioned "Certain Quality and Product Related Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.

Product Improvements

We continue to make improvements to our products to further reduce potential issues related to regulatory compliance. Based upon consultations with the FDA and other regulatory authorities, these improvements may require us to initiate recalls or corrective actions. Sales and marketing activities for our products are also highly regulated. Regulatory authorities have the power to mandate the discontinuation of promotional materials, practices and programs that include information beyond the scope of the indications in the approved or cleared labeling or that are not in compliance with specific regulatory requirements.

Controlled Substances

Some of our drug products are considered controlled substances and are subject to additional regulation by the U.S. Drug Enforcement Administration and various state and international authorities. These drugs, which have varying degrees of potential for abuse, require specialized controls for production, storage and distribution to prevent theft and diversion.

Biosimilar Approval

We are continuing to invest in the development of generic and/or similar versions of currently marketed biopharmaceuticals. Since 2005, the European Medicines Agency has implemented guidelines providing a pathway for the approval of certain biosimilars in the European Union. In 2010, the "Patient Protection and Affordable Care Act" was passed and signed into law in the U.S. This legislation includes new authorization for the FDA to approve biosimilar products in the U.S. As a result, the FDA has issued, and will likely continue to issue, draft guidance documents regarding biosimiliars. Additionally, it is expected that all initial U.S. biosimilar applications will be presented to independent advisory committees, which will provide recommendations to the FDA. The FDA and other regulators continue to evaluate the pathways for approval of biosimilars, and in some instances may approve a biosimilar for the treatment of certain conditions, but not others. We will continue to analyze and incorporate into our biosimilar development plans expectations issued by the FDA and other regulators.

Healthcare Fraud and Abuse Laws

As a manufacturer and distributor of prescription drugs and medical products to hospitals and other healthcare providers, Hospira and its customers are subject to laws applying to Medicare, Medicaid, and other federal and state healthcare programs in the U.S. One such law, the Anti-kickback Statute, prohibits the solicitation, offer, payment or receipt of remuneration in return for referral or purchase, or in return for the recommending or arranging for the referral or purchase, of products covered by the programs. The Anti-kickback Statute provides a number of exceptions or "safe harbors" for particular types of transactions. While we generally do not file claims for reimbursement from government payers, the U.S. federal government has asserted theories of liability against manufacturers under the Federal False Claims Act, which prohibits the submission of false claims to Medicare, Medicaid, and other state and federal programs. Many states have similar fraud and abuse laws that apply to us. We have developed and implemented business practices and processes to support and monitor compliance with healthcare fraud and abuse laws.

Anti-bribery Laws

Our global activities are subject to the U.S. Foreign Corrupt Practices Act and other countries' anti-bribery laws that have been enacted in support of the Organization for Economic Cooperation and Development's Anti-bribery Convention and country-specific anti-corruption efforts. These laws include the U.K. Bribery Act and the Brazilian Anti-Corruption Law. Several of these laws prohibit companies and individuals from offering or providing anything of value to government officials with the intent to inappropriately gain a business or other advantage. They also require companies to maintain accurate books and records and internal financial controls. The U.K. Bribery Act also prohibits commercial bribery and makes it a crime for a company to fail to prevent bribery. In addition to the prohibition of bribery in the context of government officials, the Brazilian law prohibits the fraudulent activities in the context of procurement, public tenders and related contracts.

Generally under these laws, companies have the burden of proving that they have adequate procedures in place to prevent, detect and address bribery. The enforcement of such laws in the U.S. and elsewhere has increased dramatically in the past few years, and the pharmaceutical and medical device industry is a significant focus for enforcement efforts. To comply with the various anti-bribery laws, we have implemented a rigorous anti-bribery compliance program directed at our own employees as well as third parties such as distributors and suppliers. Our compliance program includes a global Anti-Bribery Policy, Procedures for Interactions with Healthcare Professionals, a Third-Party Risk Assurance Program, which includes a Distributor Code of Conduct and a Supplier Code of Conduct, training and communications regarding these requirements, monitoring, auditing, risk assessment processes and other steps to ensure compliance. We also engage with industry trade associations to which we belong to ensure that our actions align with applicable industry codes of conduct and other requirements designed to ensure compliance with anti-bribery laws.

Environmental and Social Laws and Regulations

Our manufacturing operations are subject to many requirements under environmental laws. In the U.S., the Environmental Protection Agency and similar state agencies administer laws restricting the emission of pollutants into the air, the discharge of pollutants into bodies of water and the disposal of hazardous substances. The failure to obtain a permit for certain activities may be a violation of environmental laws. Most environmental agencies also have the power to shut down a facility or restrict the distribution of product if we are operating in violation of environmental laws. U.S. laws also allow citizens to bring private enforcement actions in some situations. Outside the U.S., the environmental laws and their enforcement vary, and can be more burdensome. For example, in some European countries, there are environmental taxes and laws requiring manufacturers to take back used products at the end of their useful life, however, these requirements do not currently have a significant impact on our products, and we have management systems in place that are intended to minimize the potential for violation of these laws.

Other environmental laws address the contamination of land and groundwater, and require the clean-up of such contamination. We have been involved with a number of sites at which clean-up has been required, primarily as the sole owner and responsible party. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditures in order to comply with such laws and regulations that would have a material impact on our operations, results or competitive position.

Additionally, globally, social laws and regulations are becoming increasingly prevalent, and failure to comply with these laws and regulations can have monetary or other negative impacts, including damage to our reputation. For example, in the U.S., the SEC requires Hospira to report on the presence of conflict minerals in our products.

Transparency Laws in the U.S. and Other Countries

There are numerous requirements imposed by states in the U.S. on pharmaceutical and medical device companies. For example, several states and the District of Columbia either require the tracking and reporting of specific types of interactions with healthcare professionals or restrict such interactions. A similar requirement arises under the "Open Payments" provision of PPACA to track and report spending on U.S. physicians and teaching institutions. We have developed and are continuing to implement systems and processes to ensure compliance with "Open Payments" requirements. Other countries, including the U.K. and France, have adopted similar reporting requirements through legislation, regulation and/or industry codes.

Other Laws

We are also subject to a variety of other laws, directives and regulations in and outside of the U.S., including those related to the following:

•	the safety and health laws of the U.S. Occupational Safety and Health Act, which sets forth requirements for workplace conditions;

•
the laws and rules administered by the U.S. Department of Transportation, International Air Transport Association, International Maritime Organization and similar foreign agencies related to transporting materials defined as "hazardous" over land, sea, or through the air; and

•
the customs, export and anti-boycott laws of the U.S. and foreign government agencies, including the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control-Treasury Department, as well as others.

We use reasonable care to stay abreast of, and plan for, proposed legislation that could significantly affect our operations.

Available Information

We file annual reports, including this report, quarterly reports, current reports, proxy statements and other information with the SEC. The public may read and copy any reports or other information that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information issuers that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov. These documents also are available from commercial document retrieval services.

In addition, copies of Hospira's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our Investor Relations website (www.hospirainvestor.com) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and the charters of our audit, compensation, governance and public policy, science and technology, and quality committees are available through the Hospira Investor Relations website (www.hospirainvestor.com) or by sending a request to: Corporate Governance Materials Request, c/o General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045.

We also routinely post important information for investors on the Hospira Investor Relations website (www.hospirainvestor.com). We may use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

Information contained on our website shall not be deemed incorporated into, or to be a part of, this annual report on Form 10-K.

Item 1A. Risk Factors

We operate in a highly regulated, highly competitive, global business in which significant attention is placed upon research and development, intellectual property rights, product safety, product quality, product supply, and manufacturing capabilities. As a consequence, we face risks generally encountered by businesses operating globally, but also the risks and uncertainties described below, that are particular to our industry and business operations. These risks and uncertainties may cause our sales, results of operations, and cash flows to fluctuate significantly. Our past performance may not be indicative of future performance and our actual performance may differ materially from our prior expectations or projections. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently believe to be immaterial, also may adversely impact or impair our business operations.

Competition, Marketing and Product Development

We face significant competition. Our efforts to compete may not be effective and may result in additional costs and charges and lost sales opportunities.

The healthcare industry is highly competitive. We compete with many companies ranging from small, highly focused companies to large diversified healthcare manufacturers that have access to greater financial, marketing, technical and other resources. Our competitors have been consolidating, as have our customers, which has resulted in pricing and sales pressures, causing competition to become more intense as those larger companies address a more concentrated customer base. Our present or future products could be rendered obsolete or non-economical by technological advances by competitors or by the introduction of competing products by one or more of our competitors. Our failure to compete effectively could cause us to lose market share to our competitors and could have a material adverse effect on our sales and profitability.

To remain competitive and bolster our competitive position, we believe we must successfully execute various strategic plans, including expanding our research and development initiatives, globally expanding our portfolio of products, globally expanding the markets in which we do business, differentiating our products, lowering our operating costs, improving our quality and business processes, and streamlining and modernizing our portfolio of on-market medication management products. These initiatives may result in significant expenditures and ultimately may not be successful. If our global expansion efforts do not drive expected volume increases, we may not be able to fully utilize our manufacturing footprint, which could result in asset impairment charges, customer accommodations, contract termination charges, restructuring, and other exit related charges.

If we do not successfully introduce new products in a timely manner, our sales, cash flow, and operating results may decline.

Effective execution of research and development activities and timely introduction of products to market are important elements of our business strategy. Without the timely introduction of new products and enhancements, our products may become obsolete over time, causing our sales and operating results to suffer. If we do not continue to develop new products in a timely manner, our competitors may develop products that are more competitive, and we could find it more difficult to renew or expand group purchasing organizations' pricing agreements or to obtain new agreements. We face similar risks if we do not introduce new versions or upgrades to our medication management portfolio.

The ability to launch a generic or biosimilar pharmaceutical product at or before generic or biosimilar market formation is important to that product's profitability. Prices for products typically decline, sometimes dramatically, following market formation, as additional companies receive approvals to market that product and competition intensifies. If a company can be "first-to-market," such that the branded drug is the only other competition for a period of time, higher levels of sales and profitability can be achieved until other competitors enter the market. With increasing competition in the generic or biosimilar product market, the timeliness with which we can market new generic or biosimilar products will increase in importance. If we are unable to bring our generic or biosimilar products to market on a timely basis, and secure "first-to-market" positions, our sales and profit opportunities could be adversely impacted.

In addition, we may have fewer opportunities to launch significant generic pharmaceutical products in the future, as the number and size of proprietary products that are subject to patent expirations or challenges may decrease in the next several years compared to historical levels.

Product development requires substantial investment that may be difficult for us to fund and may be challenging to recover through commercial product sales.

Innovations generally require a substantial investment in product development before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations. Even if we succeed in creating new product candidates from these innovations, those innovations still may fail to result in commercially successful products. The success of new product offerings for both pharmaceutical and device products depends on several factors, including our ability to anticipate and meet customers'/patients' needs, obtain timely regulatory approvals or clearances, and manufacture quality products in an economic and timely manner. Even if we are able to develop successfully new products or enhancements, we may not produce sales exceeding the costs of development, and we may not avoid infringing the proprietary rights of third parties. Further, those new or enhanced products may be quickly rendered obsolete by changing customer preferences or the introduction by competitors of products embodying new technologies or features. Moreover, innovations may not be successful due to difficulties encountered in achieving positive clinical outcomes, meeting safety, efficacy or other regulatory requirements of government agencies, or obtaining favorable pricing on those products. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice and uncertainty over third-party reimbursement.

Our industry places heavy emphasis on intellectual property rights. Our ability to protect our rights can affect our sales opportunities and profitability.

Our industry relies heavily on trade secrets, confidentiality agreements, continuing technological innovation and, in some cases, patent, trademark and service mark protection to preserve competitive position. A failure to protect intellectual property can harm business and prospects.

Most of our products are not protected by patents or other proprietary rights, and have limited or no market exclusivity. Patent filings by third parties could render our intellectual property less valuable. In addition, intellectual property rights may be unavailable or limited in certain countries outside the U.S., which could make it easier for competitors to capture market position. Competitors also may harm sales of our products by designing products that mirror the capabilities of those products or technology without infringing our intellectual property rights. If we do not obtain or maintain sufficient protection for our intellectual property, our competitiveness in international markets could be impaired, which could limit our growth and future sales.

Our efforts to protect our proprietary rights may not be adequate or effective. Please see the section captioned "Patent-Related Product Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for a discussion of generic competition to Precedex™.

If we infringe the intellectual property rights of third parties, we may face legal action, adverse damage awards, increased costs, and delays in marketing new products.

Part of our business depends upon successfully identifying generic pharmaceutical product and biosimilar opportunities and launching products to take advantage of those opportunities, which may involve litigation, associated costs and time delays, and may, ultimately not be successful. Those opportunities may arise in situations where patent protection of equivalent branded products has expired, where patents have been declared invalid, or where products do not infringe the patents of others. To achieve a "first-to-market" or early market position for generic pharmaceutical products and biosimilar, we may take action, such as litigation, asserting that our products do not infringe patents of existing products or that those patents are invalid or unenforceable.

Third parties may claim that our products infringe their intellectual property rights. Claims of intellectual property infringement can be costly and time-consuming to resolve, may delay or prevent product launches, and may result in significant damages. We are involved in patent-related disputes with companies over our attempts to market generic pharmaceutical products. Once we have final regulatory approval of the related generic pharmaceuticals, we may decide to commercially market these products even though associated legal proceedings have not been resolved. If those proceedings ultimately determine that our products infringe the patent rights of another company, we may face damages, including a requirement to pay a reasonable royalty or the lost profits from the sale of the branded product. Remedies also may include or consist of an injunction preventing us from further manufacture or sales of the affected product. Any of these adverse consequences could have a material adverse effect on our profitability and financial condition.

The development, manufacture and sale of biosimilar products poses unique risks, including substantial development costs and evolving regulation. Our failure to successfully introduce biosimilar products could have a negative impact on our business and future operating results.

We are actively working to develop and commercialize biosimilar products through internal efforts as well as external collaborations with third parties. Those efforts involve:

•
significant development costs and lead time. For internally developed biosimilar candidates, product development costs, including clinical trials and manufacturing start-up, could be up to $100-$200 million per biosimilar candidate over a 7-8 year period. The cost to develop each biosimilar candidate could vary significantly and is highly dependent on the specific compound and the amount and type of clinical work necessary for regulatory approval. There can be no assurance that our clinical work will be successful;

•
reliance upon third parties. We have entered into agreements with other companies for the manufacturing, development and marketing of biosimilar product candidates. In 2009, we entered into an agreement to develop and market certain biosimilar molecules with Celltrion (including Inflectra™). The success of our ability to commercialize products from the Celltrion agreement will depend on Celltrion's ability to develop, manufacture and gain approval for its products. We may also enter into additional alliances to fund research and development activities, such as our arrangement with NovaQuest Co-Investment Fund I, L.P.; and, the success of the biosimilar program may depend on our ability to realize the benefits under such arrangements;

•
compliance with developing and evolving regulatory requirements. Although draft guidance has been released by the FDA, significant uncertainty remains concerning the regulatory pathway in the U.S. to obtain approval of biosimilar products and the commercial pathway to market and sell successfully those products. As those regulatory requirements evolve and become clearer, we will need to analyze and incorporate them into our biosimilar development plans. Those regulatory developments, and developments from other regulatory bodies, will have a direct effect upon the costs of development and approval and the probability of success for our biosimilar candidates;

•
addressing intellectual property matters. Biosimilar products likely may be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a product for many years;

•
addressing limitations on the manufacture and use of biologic materials. The development, manufacture, distribution and sale of biosimilars poses unique risks, including risks related to the supply and distribution of the materials needed to manufacture biosimilars. Access to, and the supply of, necessary biological materials may be limited, and government regulations restrict access to, and regulate the transport and use of, such materials; and

•
gaining market and patient acceptance. Market success of biosimilar products will depend on our ability to demonstrate to patients, physicians and payers that those products are safe and efficacious compared to other existing products, yet offer a more competitive price or other benefit over existing therapies.

Due to events beyond our control or the risks discussed in this Item 1A., we may not be able to fund all or some of our biosimilar research and development initiatives, which would have an adverse impact on our strategy and growth initiatives. Further, we may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of our investments in the development, manufacture and sale of those products.

Even after our products receive regulatory approval, those products may not achieve expected levels of market acceptance.

Even if we are able to obtain regulatory approvals for our pharmaceutical products, generic or proprietary, including, among other products, biosimilars, the success of those products depends on market acceptance. Market acceptance for our products could be impacted by several factors, including, results from FDA or other regulatory agency required studies for additional indications, post-launch studies, and various other life-cycle management or enhancement programs. Negative results, or perceived negative results, could adversely affect the product indications, approvals and sales of our on-market products. Those studies can call into question the use, safety, and efficacy of currently marketed and future products. In some cases, studies for other companies have resulted, and may in the future result for others or us, in the delay or loss of marketing approval, the discontinuance of product marketing, changes in product labeling or new or increased concerns about side effects or efficacy of a product, the need for other risk management programs (e.g., a patient registry). Also, the discovery of significant problems with a product similar to one of our products implicating (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our products. And, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. As, for example, our biosimilar development programs progress, we expect that over the next several years the amount of spending to increase on these incremental life-cycle studies for currently approved, on-market, biosimilars. Costs for on-market biosimilars can include studies to demonstrate additional indications, regulator required post-launch studies, and various other life-cycle management or enhancement programs. The occurrence of any of the above risks could result in delays or increased costs during product development, clinical trials and regulatory review, and/or increased costs to comply with additional post-approval regulatory requirements, any or all of which could adversely affect our profitability, financial condition, and results of operations and/or cash flow.

We may not be able to realize all of the expected benefits of our global Device Strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect our business or operating results.

In May 2013, we announced our Device Strategy, which is expected to be completed by the end of 2015. The Device Strategy is described in the section captioned "Device Strategy" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. As described in Item 7, we expect to incur future charges related to these actions, and have incurred charges of $255.1 million through December 31, 2014. It is possible that new information, changes in estimates, market conditions, continued dialogue with our customers and regulatory agencies, or other actions we may be required to undertake in furtherance of the strategy, may cause a need to modify or extend the existing initiatives or introduce new actions, and may result in substantial additional cash and non-cash charges.

This initiative includes the continued involvement of, and interaction with, the FDA and other regulatory agencies. While we have met with these agencies to gain alignment on the Device Strategy, there can be no assurance that these or other regulatory agencies will be satisfied with our actions or implementation of the strategy in the future, which could impact our ability to implement the Device Strategy in a timely manner or could prevent us from realizing all of the expected benefits of the Device Strategy. In addition, there can be no assurance that the FDA or other regulatory agencies will not impose additional restrictions on the manufacture, distribution, sale or marketing of products in our device business, including our infusion pumps, administration sets or other device products.

We cannot be certain that we will have sufficient production capacity and appropriate and timely regulatory clearance to meet the demand or supply for replacement devices required to support the Device Strategy. Furthermore, our customers may elect not to continue using us as a supplier of infusion devices. Many of our pump customers also purchase a variety of other Medication Management products, including administration sets and other device products. If a significant number of our customers discontinue using our pump platform, our business and financial results may suffer, and sales of other products could be adversely impacted.

Failure to effectively manage efforts or to realize the benefits under product development, collaboration, or other third-party agreements may harm our business and profitability.

We collaborate with other companies for the development, regulatory approval and clearance, manufacturing and marketing of new products in both the Specialty Injectable Pharmaceutical and Medication Management product lines. We have entered into agreements relating to the long-term development and commercialization of proprietary and biosimilar products, which we view as an important long-term opportunity for our Specialty Injectable Pharmaceutical product line. We have entered into similar agreements for our Medication Management product line. Our ability to benefit from these arrangements will depend on our ability to manage successfully these arrangements and the performance of the other parties. We and the other parties may not work together efficiently, leading to higher-than-anticipated costs and delays in important activities under the arrangements. The other parties may not devote the resources required for the arrangement to be successful. These arrangements are often governed by complex agreements susceptible to differing interpretations by the parties, which may result in disputes, delays and missteps. The failure of these arrangements to achieve their objectives, or to achieve those objectives in a timely manner, could harm our sales, product development efforts and profitability.

During the last few years, we made advances to suppliers such as for the purchase of certain active pharmaceutical ingredients or biosimilar products. These advances are unsecured. However, under some circumstances, the advances are refundable. We may not realize the expected benefits of those advances, or based upon the creditworthiness or other circumstances of the suppliers, may not be able to get a refund of the refundable payments, which could adversely impact our results of operations.

Manufacturing and Supply

The manufacture of our products is highly exacting and complex, and if we or our suppliers encounter problems manufacturing, storing or distributing products, our business could suffer.

Manufacturing is highly exacting and complex due, in part, to strict regulatory requirements governing the manufacture of drugs and medical devices. We may experience problems with manufacturing, quality control, storage or distribution of our products. Those problems could include equipment breakdown or malfunction, failure to follow specific protocols and procedures, good manufacturing quality concerns, problems with suppliers and the sourcing or delivery of raw materials and other necessary components, problems with software, labor difficulties, and natural disaster-related events or other environmental factors. If problems arise during the production, storage or distribution of a batch of product, that batch may have to be discarded. Problems also can lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, recalls, corrective actions or product liability-related costs also may be incurred. Problems with respect to the manufacture, storage or distribution of products could materially disrupt our business and harm our sales and profitability.

During the last few years, we voluntarily and temporarily shut down some of our production lines or slowed the release of some products to respond to quality issues, as described in the section captioned "Certain Quality and Product Related Matters" in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. Those disruptions adversely impacted our ability to manufacture and sell our products. If we experience any further significant interruptions of manufacturing or further slowdown in the release of products at any of our facilities, those interruptions could materially and adversely affect further our ability to manufacture and sell our products.

Issues with our quality systems and processes could have an adverse effect upon our business, subject us to further regulatory action and costly litigation, and cause a loss of confidence in us and our products.

We have been cited by the FDA and other agencies for various quality and product-related issues at our facilities, and our future performance will depend on our ability to address those issues with the FDA in a timely and effective manner. Resolution of these issues will require us to implement and improve our quality management program, and to train and manage effectively our employees with respect to quality management. We cannot give assurances as to the ultimate costs associated with resolving these matters, any associated penalties, whether regulatory agencies or customers will be satisfied with our efforts, or the expected date of resolution of these matters.

Until all of the matters are corrected, we may face:

•
possible additional regulatory actions by the FDA and other regulatory authorities. Such regulatory actions may result in additional corrective actions and costs, import and export bans or restrictions affecting product sales, voluntary or involuntary product recalls, seizures of violative products, consent decrees or injunctions to halt manufacture or distribution of products, monetary penalties, civil penalties, other restrictions on operations, and restrictions on new product approvals and clearances. We have experienced delays in product approvals and clearances at our facilities, and dependent upon the outcomes of these matters and potential further regulatory actions, further delays in, or denials of product approvals or clearances could continue to impact us;

•
negative publicity and customer reactions. Our inability to address quality or safety issues in an effective and timely manner also may cause negative publicity, and a loss of customer confidence, which may result in the loss of sales for existing and new products, the loss of market share for these products, changes to customer buying patterns, loss of customers, and failure to negotiate advantageous pricing and purchasing arrangements with GPOs. These quality matters have resulted in, and may further result in, lower customer service levels and resulting higher customer backorders, customer accommodations and penalties for failure to supply products; and

•
production delays and additional costs. Due to the complexity and depth of the remediation activities, these matters have and may continue to adversely impact production, including causing further reduced production volumes, extended production downtime, inventory accumulation and/or inventory loss due to spoilage, excess, obsolescence or products failing to meet specifications and quality standards. These adverse impacts to production could lead to efforts to rationalize the product portfolio, evaluate non-strategic assets, and streamline the manufacturing footprint, which may result in certain asset impairments, customer accommodations, contract termination charges, restructuring, and other exit related charges. Thus, these quality matters have and may continue to lead to further remediation activities, including third-party oversight activities, product recalls, product remediation and life-cycle management programs, or other corrective actions. Additionally, these quality matters have adversely impacted, and may impact further, our Net sales and ability to market certain products in all segments.

These matters have impacted, and may continue to further impact, our cash flows and results of operations. A decrease in cash flows and/or earnings could further impact our ability to remain in compliance with the financial covenant included in our revolving credit facility or could limit our flexibility in pursuing our current strategic investments, including our capacity expansion initiatives in India, modernization efforts at existing facilities, biosimilar research and development programs, global product portfolio expansion efforts, or any other programs we decide to pursue.

Our continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt our business and may not result in the intended improvement or cost savings.

Our strategy, in part, has been to improve margins and cash flow to drive sustained growth. In addition to cost-reduction initiatives, we have taken other actions to dispose of, or close, certain manufacturing, research and development, and other facilities. These actions have resulted in significant charges to our results of operations and cash expenditures.

We aim to achieve a culture of continuous improvement that will enhance our efficiency, effectiveness, and competitiveness and substantially improve our cost base. Continuous improvement activities could result in additional charges and cash expenditures, including capital expenditures and charges associated with our expansion in India of specialty injectable manufacturing capacity and modernizing and streamlining our existing portfolio of products and facilities. These expansion and modernization efforts may not be completed in a timely or cost-effective manner, if at all, and we may not realize the desired benefits of these efforts. If we do not realize the expected savings and benefits from our continuous improvement efforts, our profitability may be adversely impacted.

Cost-reduction and continuous improvement activities are complex, and if we do not successfully manage these activities, our operations and business could be disrupted, and we may incur more costs than anticipated. As a result, our sales, margins and profitability may be adversely impacted.

We and our suppliers are subject to various governmental regulations governing our products, and it could be costly to comply with these regulations and to develop compliant products. A failure to comply with these regulations could subject us to sanctions which could adversely affect our business, results of operations and financial condition.

Our products are subject to rigorous regulation by the FDA, and numerous other national, supranational, federal and state governmental authorities. The process of obtaining regulatory approvals or clearances to market a drug or medical device, particularly from the FDA and regulatory authorities outside the U.S., can be costly and time-consuming, and approvals or clearances might not be granted for future products on a timely basis, if at all. To ensure ongoing customer safety, regulatory agencies such as the FDA may re-evaluate their current approval or clearance processes and may impose additional requirements. In addition, the FDA and other regulatory authorities may impose increased or enhanced regulatory inspections for domestic or foreign plants.

The FDA, along with other regulatory authorities around the world, has been experiencing a backlog of generic drug and medical device applications, which has delayed approvals and clearances of new products. These delays have become longer, and may continue to increase in the future. These delays can result in higher levels of unapproved inventory and increased costs due to excess and obsolescence exposures. In addition, we may incur additional costs in connection with new regulations covering user fees for generics, biosimilars or devices.

We and our collaborative partners and suppliers may not be able to remain in compliance with applicable FDA and other material regulatory requirements once we have obtained clearance or approval for a product. These requirements include, among other things, regulations regarding cGMPs, product labeling, off-label marketing, advertising and post-marketing reporting, adverse event reports and field alerts. In addition, manufacturing flaws, component failures, design defects, off-label uses or inadequate disclosure of product related information could result in an unsafe condition or the injury or death of a patient. We and our partners or suppliers may be required by regulatory authorities, or we may determine on our own, to issue a safety alert, product recall, field correction or to temporarily cease production and sale of certain products in order to resolve manufacturing and product quality concerns. All of these events could harm our sales, margins and profitability in the affected periods and may have a material adverse impact on our business.

We may face disruption to the product supply because some of our products are produced at a single facility.

Many of our products are produced at a single manufacturing facility, which presents a risk of supply disruption if production at that facility is affected. If a disruption were to occur, we may be unable to satisfy customer orders on a timely basis, if at all. As a result, we could suffer loss of market share which may not be recaptured, failure to supply and other penalties, and our reputation could be harmed, which could adversely affect our results of operations and financial condition.

We depend on third parties to supply raw materials and other components, and third-party finished goods. We may not be able to obtain sufficient quantities of these materials, which could limit our ability to manufacture or sell products on a timely basis and could harm our profitability.

Our product manufacturing requires raw materials, active pharmaceutical ingredients and electromechanical and other components that must meet stringent FDA and other regulatory requirements. Our efforts to diversify our sources of materials and components may be time consuming and costly to implement or not be successful. In some cases, these raw materials and other components are available from a limited number of suppliers. For example, we rely on:

•
certain proprietary components available exclusively from ICU Medical, including its CLAVE™ and MicroCLAVE™ connector products that are components of our infusion sets that represented approximately 11% of our 2014 global Net sales;

•
Orion Corporation as our single source of active pharmaceutical ingredients for Precedex™. In 2014, Precedex™ represented approximately 9% of Hospira's global Net sales, and in the Americas, Precedex™ represented approximately 13% of our SIP product line Net sales;

•
single sources for the supply of some of the active pharmaceutical ingredient used in our products and for the supply of some of our finished products, including our Sapphire™ pumps and administration sets;

•	Celltrion and other third-party suppliers for the supply of drug substance and drug product for certain of our biosimilars; and

•
single sources for some of the compounding materials, polyvinyl-chloride resin and laminate film components for our production of flexible bags that we use with our I.V. and premixed solutions, as well as rubber components that we use in the packaging of some of our injectable pharmaceuticals.

Our joint venture, ZHOPL, manufactures a number of cytotoxic drugs for us. We share managerial control of the joint venture on an equal basis with the joint venture partner, Cadila. We may become involved in disputes with the joint venture partner, or encounter difficulties at the facility that could disrupt or halt the operations at the facility, which could adversely impact our financial condition or results of operations.

Identifying alternative suppliers and obtaining approval to change or substitute a raw material or component, or the supplier of a finished product, raw material or component, can be time-consuming and expensive, as testing, validation and regulatory approval or clearance are often necessary. While we work closely with our suppliers to ensure the continuity of supply, we cannot guarantee that these efforts will be successful. In the past, our business has experienced shortages in some of the raw materials and components of our products. Continuous supply of petroleum-based products, such as resin, is especially risky due to the limited number of capable suppliers, limited production capacity and the effect of natural disasters. If suppliers are unable to deliver sufficient quantities of these materials on a timely basis or if supply is otherwise disrupted, including by suppliers exiting the market, the manufacture and sale of our products may be disrupted, and our sales and profitability could be adversely affected.

We may experience higher costs to produce our products as a result of rising commodity prices.

We use commodities, such as platinum, resins and other petroleum-based materials, as raw materials in many of our products. Prices of oil, fuel, and other petroleum products also significantly affect our costs for freight and utilities. Platinum, resins, other petroleum-based materials, oil, fuel, and other gas prices are volatile. If costs increase and we are unable to fully recover these costs through price increases or offset these increases through other cost reductions or hedging activities, we could experience lower margins and profitability.

Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury.

Our product development programs and manufacturing processes involve the controlled use of hazardous materials, chemicals and toxic compounds. These programs and processes expose us to risks that an accidental contamination could lead to noncompliance with environmental laws, regulatory enforcement actions and claims for personal injury and property damage. In addition, we may be subject to clean-up obligations, damages and fines related to the discharge of hazardous materials, chemicals and toxic compounds at our properties and facilities, whether or not we knew of, or were responsible for, the contamination.

Environmental laws also may impose restrictions on the manner in which our properties may be used or our business may be operated. For example, biologics manufacturing requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, or the permits we receive do not provide for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Any costs or expenses relating to environmental matters may not be covered by insurance and, accordingly, may have a material and adverse impact on our business.

Matters Affecting Customer Demand and Sales

Healthcare reform legislation and other regulatory issues may adversely affect our results of operations.

The PPACA makes various changes to the delivery of healthcare in the U.S. Those changes include reductions in Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure and could result in lower reimbursements for our products. Other provisions in the law may significantly change the practice of healthcare and could adversely affect aspects of our business. While the law is intended to expand health insurance coverage to uninsured persons in the U.S., the impact of any overall increase in access to healthcare on sales of our products remains uncertain.

Additionally, we encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system.

If significant additional reforms are made to the U.S. healthcare system, or to the healthcare systems in other markets in which we operate, those reforms could have a material adverse effect on our business, financial position and results of operations.

Changes in reimbursement practices of third-party payers could affect the demand for our products and the prices at which they are sold.

Our products and services are sold to hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities that receive reimbursement for the healthcare services provided to their patients from third-party payers, such as government programs, private insurance plans and managed-care programs. These third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. Levels of reimbursement, if any, may be decreased in the future, and future healthcare reform legislation, regulations or changes to reimbursement policies of third party payers may otherwise adversely affect the demand for and price levels of our products, which could have a material adverse effect on our sales and profitability.

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our products. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. These efforts may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

In the EU and some other international markets, the government provides healthcare at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in our international markets. In markets outside the U.S., our business has experienced downward pressure on product pricing as a result of the concentrated buying power of governments as principal customers and the use of bid-and-tender sales methods whereby we are required to submit a bid for the sale of our products. Our failure to offer acceptable prices to these customers could have a material adverse effect on our sales and profitability in these markets.

We are subject to the cost-containment efforts of wholesalers and distributors that could have a material adverse effect on our sales and profitability.

We rely on drug wholesalers to assist in the distribution of our generic injectable pharmaceutical products. While we have business arrangements in place with our major drug wholesalers, if we are required to pay fees, change existing discounts or payment terms, not contemplated by our existing arrangements, we will incur additional costs to distribute our products, which may adversely impact our profitability. Impacts may be magnified as GPO consolidation occurs, as discussed below.

If we are unable to obtain or maintain our GPO and IDN pricing agreements, sales of our products could decline.

Many existing and potential customers for our products in the U.S. have combined to form GPOs and IDNs in an effort to lower costs. GPOs and IDNs negotiate pricing arrangements with manufacturers and distributors, and these negotiated prices are made available to a GPO's or an IDN's affiliated hospitals and other members. A small number of GPOs influence a majority of sales to our hospital customers in the U.S. Failure to negotiate market competitive pricing and purchasing arrangements could cause us to lose market share to our competitors and have a material adverse effect on our sales and profitability. The quality and related supply issues that have impacted our business over the last few years could adversely impact our ability to negotiate advantageous pricing or purchasing arrangements.

We have pricing agreements for certain products with the major GPOs in the U.S., including Amerinet, Inc.; HealthTrust Purchasing Group LP; MedAssets Supply Chain Systems, LLC; Novation, LLC; and Premier Healthcare Alliance, LP. It is important for us to continue to maintain pricing arrangements for certain products with major GPOs. In order to maintain these relationships, we must offer a reliable supply of high-quality, regulatory-compliant products. We also need to maintain a broad product line and be price-competitive. Several GPO contracts may be up for renewal or extension in a given year. Moreover, some of the agreements may be terminated on 60 or 90 days' notice, while others may not be terminated without breach until the end of their contracted term. If we are unable to renew or extend one or more of those contracts, or one or more of the contracts is terminated, and we cannot replace the lost business, our sales and profitability will decline. Major GPOs have been consolidating, and further consolidation may occur. The effect of consolidation is uncertain, and may impair our ability to contract with GPOs in the future.

The GPOs also have a variety of business relationships with our competitors and may decide to enter into pricing agreements for, or otherwise prefer, products other than our products. While GPOs negotiate incentives for members to purchase specified products from a given manufacturer or distributor, GPO pricing agreements allow customers to choose between the products covered by the arrangement and another manufacturer's products, whether or not purchased under a negotiated pricing agreement. As a result, we may face competition for our products even within the context of our GPO pricing agreements.

Changes in the buying patterns of our customers could adversely affect our operating results.

During 2014, sales through the four largest U.S. wholesalers and distributors that supply products to many end users accounted for approximately 44% of our global Net sales. Our profitability may be impacted by changes in the buying patterns of these wholesalers or any other major distributor. Their buying patterns may change as a result of end-use buyer purchasing decisions, end-use customer demand, pricing, or other factors, which could adversely affect our results of operations.

We and our suppliers and customers are subject to various governmental regulations regarding the manner in which business is conducted, and a failure to comply with these regulations could subject us to sanctions that could adversely affect our business, results of operations and financial condition.

We are subject to various federal, state, and foreign laws pertaining to foreign corrupt practices and healthcare fraud and abuse, including anti-kickback, false claims and off-label promotion laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in national, federal and state healthcare programs, including Medicare, Medicaid, and Veterans' Administration health programs and health programs outside the U.S. These laws and regulations are broad in scope and are subject to evolving interpretations, which could require us to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our sales, profitability and financial condition.

We also are subject to disclosure requirements concerning the content of our products, including an SEC rule requiring disclosure of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. Those requirements and associated reputational consequences may prompt companies to seek alternative sources of supply for those minerals, which may result in additional costs for those minerals as the number of suppliers who provide conflict-free minerals may be limited. In our case, we may incur additional costs associated with possible changes to products, processes, regulatory approvals or clearances, or sources of supply if we cannot determine that the minerals originate from an acceptable source. In addition, we may encounter challenges to satisfy any customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so, or are only able to do so at a higher price.

For a more detailed listing of the laws and regulations that significantly affect our business and operations, see section captioned "Governmental Regulation and Other Matters" above. Any adverse regulatory action, or action taken by us to maintain appropriate regulatory compliance, with respect to these laws and regulations could disrupt our business and have a material adverse effect on our sales, profitability and financial condition. Furthermore, an adverse regulatory action with respect to any of our products, operating procedures or manufacturing facilities could materially harm our reputation in the marketplace.

Financing and Liquidity Matters

We may require financing in the future for use in our operations, to make acquisitions or to make other investments, and such financing may not be available on favorable terms, if at all.

We currently have outstanding $1.75 billion of senior unsecured notes as of December 31, 2014. We also have a $1.0 billion unsecured revolving credit facility that matures in October 2016. We may need to incur additional debt in the future to finance acquisitions, for use in our operations, or to make other investments, including investments in certain quality and product related matters, continuous improvement activities, modernizing and streamlining activities, and product development. For a complete description of our long-term debt, see Note 19 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

Our ability to obtain financing, or to refinance our existing debt, on acceptable terms could be affected by our credit rating, other events that adversely impact our creditworthiness or a general tightening of credit availability in the capital markets. The inability to obtain adequate funds on acceptable terms, or terms that may include higher rates and additional restrictions, could limit our ability to pursue desired acquisitions or make other investments, or have other adverse consequences on our operations, which could negatively impact our business.

Any previously mentioned, negative effects could cause a downgrade of our credit rating, which could affect our ability to obtain new financing and negatively impact our cost of financing and credit.

Our existing unsecured revolving credit facility and the indenture governing our senior unsecured notes contain restrictions that could limit our flexibility in pursuing our business plans.

Our senior unsecured note indenture includes covenants limiting our ability, among other things, to incur secured indebtedness, enter into certain sale and lease transactions, and merge or consolidate with other companies. Our unsecured revolving credit facility has a number of restrictive covenants, including limitations on liens and subsidiary indebtedness, and a financial covenant limiting our leverage. The need to maintain compliance with the indenture and credit facility covenants could limit our ability to take actions that management believes are in our best interest. Amounts borrowed under the credit facility, if any, are included in the leverage ratio covenant and may limit our availability for borrowings to less than $1.0 billion. As of December 31, 2014, we had no amounts borrowed or otherwise outstanding under the credit facility. The availability of funds may be limited by financial covenants related to our debt and financial position. Further, the breach of a covenant, or the occurrence of certain other events specified in the indenture and the credit facility, would result in an event of default, in which case the lenders under the credit facility could elect not to make loans, or the holders of notes issued under the indenture or the lenders under the credit facility could accelerate the maturity of amounts payable thereunder.

Challenging economic or business conditions could adversely affect our operations, including our liquidity and demand for our products.

The securities and credit markets have experienced volatility in the past, which in some cases, exerted negative pressure on the availability of liquidity and credit for certain companies. Our ability to access the credit and capital markets, and the related costs of borrowing, will depend on a variety of factors, including market conditions, the availability of credit and the strength of our credit rating. If our credit rating were to be downgraded for any reason, including the reasons described in these risk factors, our ability to obtain new financing could be negatively impacted, and our cost of borrowing could increase.

Lending institutions, including those associated with our $1.0 billion revolving credit facility expiring in October 2016, may suffer losses due to their lending and other financial relationships. As a result, lenders may become insolvent, which could affect the actual availability of credit under our revolving credit facility, or our ability to obtain other financing on equally favorable terms. Moreover, insurance companies and other financial institutions may suffer losses, which could affect the cost and availability of insurance coverage. If one or more of these events occurred, our liquidity may prove to be insufficient, costs of borrowing may increase, and our financial condition or results of operations could be adversely affected.

Demand for our products may decrease due to adverse economic conditions, resulting in the loss of jobs or healthcare coverage, thereby affecting an individual's ability to pay for healthcare. Adverse economic conditions also may increase our customers' cost-containment efforts, and affect our customers' solvency or their ability to obtain credit to finance their purchases of our products, which could reduce our revenue and cause a decrease in our profitability. These economic conditions also may adversely affect some of our suppliers, which could cause a disruption in our ability to produce products.

Other Matters

The loss of key personnel could harm our business.

Our failure to hire or retain personnel with the right expertise and experience in disciplines that are critical to our business functions could adversely impact the execution of our business strategy. During the last few years, we made a number of changes to our senior management team to advance our strategic initiatives to improve quality and globally expand. The success of these initiatives and our business operations generally, will depend, to a significant extent, upon the experience, abilities and continued services of key management personnel. We cannot be sure that we will be able to attract and retain key personnel or maintain key relationships, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

We may acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and those actions may not result in the expected benefits or may not be completed in a timely or cost-effective manner, or at all.

In executing our business strategy, we may acquire other businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets. We also may pursue strategic alliances to expand our product offerings and geographic presence. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, strategic alliance, or disposition. Other companies, including those with substantially greater resources, may compete with us for opportunities. If we are successful in securing certain opportunities, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business.

We may incur greater than expected costs in connection with these transactions if we encounter difficulties or issues not known to us at the time of entering into the transaction. In addition, we may enter markets in which we have no or limited prior experience. We could experience negative effects on our reported results of operations from acquisition or disposition- related charges.

Our long-lived asset balances are significant, and a decline in the value of those assets may adversely affect our financial position or results of operations.

The values of our property and equipment, goodwill, intangible assets and investments are significant and can be affected by various factors, such as increased competition, development discontinuation, delay in regulatory approval or clearance, product quality, changes in business strategies, decline in stock price, default risk, the impact of continuous improvement activities, disposition transactions, and business combinations. As a result of these factors or other events, we have impaired goodwill and certain intangible assets in the past and may have to impair further these assets or change estimated useful lives, which may have a material adverse effect on our financial position or results of operations.

In addition, we regularly review our investments to determine when a significant event or change in circumstance has occurred that may have an adverse effect on the fair value of each investment. We consider numerous factors, including factors affecting the investee, the industry of the investee, general equity market trends and external economic factors, including, for example, foreign exchange rates. We also consider the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. Volatility in the global equity markets and other factors could adversely impact the fair value of our investments and, as a consequence, could result in a charge for an other than temporary decline in value, which could have an adverse effect on our financial position and results of operations.

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure to manage our finances, to manufacture, to enable compliance, and to market and sell our products. These systems are vulnerable to interruption or failure due to the age of certain systems, the introduction of viruses, malware, security breaches, fire, power loss, system malfunction, network outages and other events, which may be beyond our control. System interruptions or failures could impact our ability to manufacture our products or continue our business, all of which could have a material adverse effect on our operations and financial performance. In addition, a cyber-attack that bypasses our information technology security systems causing a security breach may lead to a material disruption of our information technology business systems and/or the loss of business information resulting in an adverse business impact. The age of our information technology systems, as well as the level of our protection and business continuity or disaster recovery capability, varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. Our capital investment levels in our information technology systems have increased over the last few years as we have been upgrading our networks, replacing certain older systems, improving backup and recovery capability and updating our technical security capability; however, these upgrades and improvements cannot guarantee a successful initial implementation, or "go-live", continuous operation of our information technology systems and network infrastructure, or protection against potential security breaches or against internal control weaknesses, which could negatively affect operations, customer confidence and profitability.

We are increasingly dependent on our outsourcing and third-party service provider arrangements.

We are increasingly dependent on third-party providers for some services, including some information technology, research and development, third-party manufacturing, human resource, and finance and accounting services. We may continue to increase our dependence on third-party providers for other services. The failure of these service providers to meet their obligations or the development of significant disagreements or other factors may materially disrupt our ongoing relationship with these providers or the services they provide, which could negatively affect operations.

Compliance with domestic and international laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly.

Failure to comply with domestic and international privacy and data security laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws, including protecting electronically stored information from cyber-attacks, and potential liability associated with failure to do so, could adversely affect our business, customer confidence, financial condition and results of operations.

We are subject to various domestic and international privacy and security regulations, including the Health Insurance Portability and Accountability Act of 1996. This act mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many other government bodies have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than this act.

While we expend resources to protect against cyber-attacks and security breaches, we may need to increase those expenditures in the future to continue to protect against potential security breaches or to address problems caused by those attacks or any breach of our safeguards. A party that is able to circumvent our security safeguards could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, cause significant interruptions in our operations and cause all or portions of our website to be unavailable. Further, any interruptions in the availability of our website could impair our ability to conduct our business, comply with regulations, and adversely impact our customers during the occurrence of any such incident.

We conduct operations outside of the U.S. and are subject to additional risks, including fluctuations in foreign currency exchange rates that may cause our sales and profitability to decline.

Sales in markets outside the U.S. comprised approximately 27% of 2014 global Net sales. We anticipate that sales from outside the U.S. will continue to represent a significant portion of global Net sales. The additional risks associated with our operations outside the U.S. include:

•
fluctuations in foreign currency exchange rates, which may affect the relative profitability of our products to those of our competitors as the U.S. dollar appreciates or depreciates relative to foreign currencies, and could affect the reported results of our operations;

•	multiple, and changing, legal or regulatory requirements, which may delay or deter our international product commercialization efforts;

•	changing governments or political parties, government unrest or political instability, which may delay or deter our international product commercialization efforts;

•	differing local medical practices, product preferences and product requirements, or changing government reimbursement practices;

•	trade protection measures and import or export licensing requirements or other controls or restrictions;

•	difficulty in establishing, staffing and managing operations outside the U.S.;

•	differing labor regulations or work stoppages, strikes, slow-downs or other forms of labor or union activity at our facilities or our suppliers' facilities;

•
complying with laws and regulations that apply to international operations, including trade laws, anti-bribery laws. such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, and anti-boycott laws;

•	loss of business through government tenders that are held annually in many cases or through other government action;

•	potentially negative consequences from changes in or interpretations of tax laws, including legislative changes concerning taxation of income earned outside of the U.S.;

•	the adverse impact on our operations from existing or future economic or political instability;

•	the adverse impact to our supply chain if the countries in which our partners operate, including Q Core (Israel) or Celltrion (South Korea), undergo economic or political distress

•
disruption or destruction of operations in a significant geographic area, due to the location of manufacturing facilities, distribution facilities, customers, or lack of reliable transportation to move supplies and products to market, caused by natural disasters, political instability, public unrest or protests, terrorist attacks, the threat of future terrorist activities or military action, and the cost and availability of insurance due to any of the foregoing events; and

•	diminished or insufficient protection of intellectual property in some countries outside of the U.S.

In addition, we operate in many countries outside the U.S. through distributors or through a direct sales presence, and those countries may have been assigned a low Corruption Perception Index indicating a high level of corruption by Transparency International (a non-governmental agency that monitors and publicizes corporate and political corruption in international development). While we have programs in place to ensure compliance with the laws and regulations impacting us and our distributors, if it were determined that we or a distributor were not in compliance with certain laws and regulations, we could be subject to civil and/or criminal liability and other material adverse effects. Our success in certain international markets will depend on the efforts and performance of us and our distributors. Moreover, if certain of those distributor relationships are unsuccessful, the costs to terminate such distributor relationship and/or to re-establish a customer base could adversely affect our profitability in certain regions. These risks could have an adverse effect on our ability to distribute and sell our products in markets outside the U.S. and could adversely affect our profitability.

A portion of our, and our partners, manufacturing facilities are located in India and are subject to regulatory, economic, social and political uncertainties arising in that country. These uncertainties create risks of disruption that could have a material adverse effect on our business or operating results.

We own, or rely upon, manufacturing operations in India, including:

•	a beta-lactam antibiotic manufacturing complex and pharmaceutical research and development facility located in IKKT outside of Chennai, India;

•	a penem and penicillin active pharmaceutical ingredient manufacturing facility located in Aurangabad, India and a research and development facility based in Chennai, India;

•
the Vizag specialty injectable manufacturing facility that is being constructed, with the first commercial production expected in 2015, dependent upon FDA approval, with production expected to increase over the course of the next several years;

•	an unconsolidated joint venture with ZHOPL, which operates a manufacturing facility in a special economic zone outside of Ahmedabad, India that produces cytotoxic oncology molecules; and

•	Orchid's continued supply of certain cephalosporin active pharmaceutical ingredients.

Various factors, periodic elections, general inflationary pressures on food and fuel prices, the availability of water, electricity and other utilities, and possible protest or civil unrest associated with government action, could involve significant changes in the social and business climate in India, with possible disruptions in Indian business and economic conditions and our Indian business operations. In addition, our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates, inflation and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees and develop and operate our facilities could be adversely affected if India does not successfully meet these challenges.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other worldwide anti-bribery laws.

The Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties, including criminal and civil fines, potential loss of export licenses, possible suspension of the ability to do business with the federal government, denial of government reimbursement for products and exclusion from participation in government healthcare programs. We operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees, distributors or other agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations.

We are involved in various lawsuits and proceedings that could negatively affect our business.

We are involved in various claims and legal proceedings, including, in some instances, related to when we operated as part of Abbott. In some instances, these claims and proceedings could preclude the continued sale and marketing of our products or otherwise adversely affect operations, profitability or liquidity. These matters could have an adverse effect on our business, profitability or financial condition. In addition, there could be an increase in the scope of these matters, and there could be additional lawsuits, claims, proceedings or investigations in the future. In light of these uncertainties, we cannot assure that the outcome of these matters will not result in charges in excess of any established accruals.

In the past, we have been involved in investigations and lawsuits related to improper marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. We could be subject to these investigations or lawsuits again in the future, and these matters could have an adverse impact on us.

We may incur product liability losses, or become subject to other lawsuits related to our business, and insurance coverage could be inadequate or unavailable to cover these losses.

Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of drugs, medical devices and its other products. In the ordinary course of business, we are the subject of product liability claims and lawsuits alleging that our products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits, safety alerts, product recalls or corrective actions, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

We are responsible for all liabilities, including liabilities for claims and lawsuits, related to our business, whether they arose before or after the spin-off, other than certain liabilities relating to allegations that we engaged in improper marketing and pricing practices in connection with federal, state or private reimbursement for our products prior to spin-off. As part of our risk management policy, we often carry third-party product liability insurance coverage, which includes a substantial retention or deductible providing that we will not receive insurance proceeds until the losses incurred exceed the amount of that retention or deductible. To the extent that any losses are within these retentions or deductibles, we are responsible for the administration and payment of these losses. Product liability or other claims that exceed our applicable insurance coverage could have a material adverse effect on our profitability and financial condition.

Changes in the funded status or costs of our pension or other post-retirement benefit plans could adversely affect our financial position and results of operations.

The funded status of our pension and other post-retirement benefit plans are subject to developments and changes in actuarial and other related assumptions. Decreases in the valuation of plan assets, particularly with respect to equity securities, and a change in the actual rate of return on plan assets can result in significant changes to the expected return on plan assets in the following year. As a consequence, significant changes to the expected return could result in higher funding requirements and net periodic benefit costs. In addition, changes in assumptions, such as discount rates, mortality rates, healthcare cost trend rates and other factors, may lead to significant increases in the value of these obligations. Assumption changes also could affect the reported funded status of our plans and, could result in higher funding requirements and net periodic benefit costs. All of these factors could have an adverse effect on our financial position and results of operations.

Income taxes can have an unpredictable effect on our results of operations and result in greater-than-anticipated liabilities.

We are subject to income taxes in a multiple jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. Because our income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions during that period, which is inherently uncertain, our income tax expense and reported net income may fluctuate significantly and may be materially different than forecasted. In addition, operations in certain jurisdictions have and may continue to operate at a loss, requiring management estimates of expected utilizations of the related net operating loss deferred tax assets in future years. Due to tax losses in India,Australia and Brazil, the deferred tax assets have undergone assessment of available evidence for future realization. Should these operations fail to reach appropriate levels of profitability, these estimates could change periodically, requiring us to establish valuation allowances against these deferred tax assets, which could be significant and increase tax expense. Moreover, changes in or interpretations of tax laws and regulations (including laws related to the remittance of foreign earnings), changes in investments in foreign countries with favorable tax rates, and settlements of federal, state and foreign tax audits, may affect our profitability and financial condition.

We are the beneficiary of tax exemptions in certain jurisdictions outside the U.S., where a portion of our income is earned. These tax exemptions have a significant impact on reducing our overall effective tax rate. If we are unable to obtain or maintain these tax exemptions, our future profitability may be reduced. Significant legislative changes have been proposed in the U.S. that could impact the actual benefit of income earned in lower taxed jurisdictions; however, we cannot determine if these proposed changes will be enacted. There are individual and multi-country enhanced reporting requirements being debated (such as the OECD Base Erosion and Profit Shifting initiative) that may influence tax policy and audits in a currently undetermined manner. Any changes in laws or governmental policies can materially affect the future availability or the benefit of current tax exemptions.

Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments. Liabilities for unrecognized tax benefits are established when, despite our belief that the tax return positions are fully supportable, positions taken by us are likely to be challenged based on the applicable tax authority's determination of the positions. Although we believe our tax provisions and related asset and liability balances are reasonable, the ultimate tax outcome may differ from the amounts recognized in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Financial considerations may lead governments to look toward additional revenue sources, including increased taxes and fees, which could have an adverse effect on our operations.

Governmental bodies may face revenue shortfalls as a result of, among other things, diminished economic activity, greater program expenses and extraordinary aid programs, which may cause them to consider additional revenue sources, including additional or restructured taxes and additional fees. Those taxes or fees, if imposed, could adversely affect our results of operation and cash flows.

The stock market can be volatile, and fluctuations in our operating results and other factors, could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. Moreover, our sales and operating results may fluctuate and vary from period to period due to the risk factors set forth herein. As a result, period-to-period comparisons should not be relied upon as an indication of future performance. Our stock price could fluctuate significantly in response to our quarterly or annual results, annual projections and the impact of these risk factors on our operating results or financial position.

Risks Relating to the Proposed Merger with Pfizer

The Merger is subject to various closing conditions, including governmental, regulatory and stockholder approvals as well as other uncertainties and there can be no assurances as to whether and when it may be completed.

On February 5, 2015, Hospira entered into the Merger Agreement with Pfizer and Merger Sub, under which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Hospira, with Hospira continuing as the surviving corporation and a wholly owned subsidiary of Pfizer. The consummation of the Merger is subject to certain customary conditions. A number of the conditions are not within Hospira’s or Pfizer’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, (i) approval of the holders of a majority of the outstanding shares of Hospira common stock entitled to vote on the Merger, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the expiration or termination of the applicable waiting periods under the antitrust laws of several other jurisdictions, including the European Union, and (iii) the absence of a material adverse effect on Hospira, as defined in the Merger Agreement. Hospira cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if another event occurs that delays or prevents the Merger, such delay or failure to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect Hospira’s business, financial condition and results of operations and, to the extent that the current price of Hospira’s common stock reflects an assumption that the Merger will be completed, the price per share for Hospira’s common stock.

If the Merger Agreement is terminated, Hospira may, under certain circumstances, be obligated to pay a termination fee to, and/or reimburse certain expenses of, Pfizer.

If the Merger Agreement is terminated, in certain circumstances, Hospira would be required to pay a termination fee of $500 million to Pfizer. In certain other circumstances in which the Merger Agreement is terminated, Hospira would be required to reimburse Pfizer for $20 million in Pfizer’s expenses (which payment would be credited against any subsequent termination fee ultimately payable by Hospira). If the Merger Agreement is terminated, the expense reimbursement and the termination fee Hospira may be required to pay, if any, under the Merger Agreement may require Hospira to use available cash that would have otherwise been available for general corporate purposes and other matters. For these and other reasons, a failed Merger could materially and adversely affect Hospira’s business, financial condition and results of operations and the price per share of Hospira’s common stock.

The Merger Agreement limits Hospira’s ability to pursue alternative transactions to the proposed Merger.

The Merger Agreement prohibits Hospira from initiating, soliciting, knowingly encouraging, knowingly inducing or entering into discussions or negotiations with any third party regarding alternative acquisition proposals. This prohibition limits Hospira’s ability to affirmatively seek offers from other possible acquirers that may be superior to the pending Merger, although Hospira is permitted, subject to compliance with certain procedures specified in the Merger Agreement, to respond to certain unsolicited proposals from third parties. If Hospira receives an unsolicited proposal from a third party that Hospira’s board of directors determines is a superior proposal (as defined in the Merger Agreement) and the Merger Agreement is terminated pursuant to its terms, Hospira is contractually obligated to pay a termination fee of $500 million to Pfizer. This termination fee may make it less likely that a third party will make an alternative acquisition proposal.

While the Merger is pending, Hospira is subject to business uncertainties and contractual restrictions that could materially adversely affect its operations and the future of its business or result in a loss of employees.

The Merger Agreement includes restrictions on the conduct of Hospira’s business prior to the completion of the Merger, generally requiring Hospira to conduct its business in the ordinary course and subjecting Hospira to a variety of specified limitations absent Pfizer’s prior written consent. Hospira may find that these and other contractual restrictions in the Merger Agreement may delay or prevent it from or limit its ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if Hospira’s management believes they may be advisable. The pendency of the Merger may also divert management’s attention and Hospira’s resources from ongoing business and operations. Hospira’s employees, customers and suppliers may have uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, suppliers and other parties with whom Hospira has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with Hospira as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with Hospira following completion of the Merger, which may materially adversely affect Hospira’s ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact Hospira’s business, financial condition and results of operations, as well as the market price of Hospira’s common stock, regardless of whether the Merger is completed.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters and the locations and uses of our principal manufacturing and R&D properties as of December 31, 2014, are as follows:

Location*	Primary Use	Owned/Leased
Adelaide, South Australia, Australia	Biologic Drug Substance Manufacturing and R&D	Owned
Ahmedabad, India	Pharmaceutical Manufacturing	Joint Venture**
Aurangabad, India	Active Pharmaceutical Ingredient Manufacturing	Building Owned†
Austin, Texas, U.S.	Pharmaceutical Manufacturing	Owned
Boulder, Colorado, U.S.	Active Pharmaceutical Ingredient Manufacturing and R&D	Leased (expires 2016)
Chennai, India	Pharmaceutical and Device R&D	Leased (expires 2017)
Clayton, North Carolina, U.S.***	Pharmaceutical Manufacturing	Owned
Finisklin, Sligo, Ireland	Device Manufacturing	Leased (expires 2018)
Irungattukottai, India	Pharmaceutical Manufacturing and R&D	Building Owned†
La Aurora, Costa Rica	Device Manufacturing	Owned
Lake Forest, Illinois, U.S.	Corporate Headquarters and R&D	Owned/Leased (expires 2024)
Liscate, Italy	Pharmaceutical Manufacturing and R&D	Owned
McPherson, Kansas, U.S.	Pharmaceutical Manufacturing and R&D	Owned
Mulgrave, Victoria, Australia	Pharmaceutical Manufacturing and R&D	Owned
Rocky Mount, North Carolina, U.S.	Pharmaceutical and Device Manufacturing	Owned
San Cristobal, Dominican Republic	Device Manufacturing	Owned/Leased (expires 2015)
San Diego, California, U.S.	Device R&D	Leased (expires 2019)
Vizag, India****	Pharmaceutical Manufacturing	Building Owned†
Zagreb, Croatia	Biologic Drug Substance and Pharmaceutical Manufacturing	Owned
_______________________________________________________________________________

*	The locations listed generally support all of Hospira's segments.
**	Hospira has an unconsolidated joint venture, ZHOPL, with Cadila.
***	In January 2015, Hospira announced its plan to close its Clayton, North Carolina, manufacturing facility in the second half of 2015.
****	Commercialization of products produced at this facility are expected to begin in the first half of 2015, dependent upon FDA approval.
†	It is standard practice in certain regions in India to lease land from the government for a term of 99 years.

We also own and operate U.S. distribution facilities located in Stone Mountain, Georgia; Farmers Branch, Texas; King of Prussia, Pennsylvania; and Santa Fe Springs, California. We also lease and operate a distribution facility in Pleasant Prairie, Wisconsin.

Item 3.    Legal Proceedings

The disclosure contained in Note 25 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report is incorporated herein by reference.

Item 4.    Mine Safety Disclosures

Not applicable.

Executive Officers of Hospira

The executive officers of Hospira are set forth below. Their ages as of February 12, 2015, and the positions and offices held by them during the past five years are also indicated. There are no family relationships between any corporate officers or directors. All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified, unless sooner removed.

Name	Age	Current position (time in position)	Experience
F. Michael Ball	59	Chief Executive Officer (since March 2011)
Mr. Ball joined Hospira after a 16-year career at Allergan, Inc., a multi‑specialty healthcare company, where he held several senior leadership positions. Prior to joining Hospira, Mr. Ball served as President of Allergan. Mr. Ball currently serves on the board of directors of Kythera Biopharmaceuticals, Inc., a clinical-stage biopharmaceutical company focused on products for the aesthetic medicine market. Mr. Ball also served on the board of directors of STEC, Inc., a publicly traded manufacturer and marketer of computer memory and hard drive storage solutions, from 2000 to 2013.

Royce R. Bedward	49	Senior Vice President, General Counsel and Secretary (since February 2014)
From 2004 until February 2014, Mr. Bedward has served in various positions at Hospira, including; Corporate Vice President, General Counsel and Secretary (February 2013 to February 2014); Vice President, Deputy General Counsel and Secretary (February 2012 to February 2013); and Vice President and Associate General Counsel (March 2008 to February 2012).

Richard J. Davies	53	Senior Vice President and Chief Commercial Officer (since February 2012)
From August 2011 to February 2012, Mr. Davies served as Vice President and General Manager, Japan and Asia Pacific at Amgen, Inc. (a developer and manufacturer of human therapeutics). From 2010 to August 2011, Mr. Davies was Vice President and General Manager, Asia and Latin America, and from 2009 through 2010, he served as Vice President, Sales Inflammation Business Unit.

David J. Endicott	50	President, Medical Devices (since March 2014)
From July 2010 to March 2014, Mr. Endicott served as President, Allergan Medical, Asia Pacific and Latin America and as an executive committee member of Allergan, Inc., a multi‑specialty healthcare company. Earlier in 2010 he served as President, Europe, Africa & Middle East. Mr. Endicott currently serves on the board of directors of Orexigen Therapeutics, Inc., a biopharmaceutical company focused on the treatment of obesity.

Mary A. Gendron	49	Senior Vice President and Chief Information Officer (since September 2014)
Prior to joining Hospira, Ms. Gendron served as the Senior Vice President and Chief Information Officer at Celestica International, Inc., a global contract manufacturer based in Toronto, Ontario from 2008 to 2014.

Zena G. Kaufman	58	Senior Vice President, Quality (since February 2012)
Prior to joining Hospira, Ms. Kaufman served as Divisional Vice President, Global Quality Systems, Global Pharmaceutical Operations at Abbott Laboratories, a global broad-based provider of healthcare products, from 2011 to 2012. Ms. Kaufman also held the following positions at Abbott Laboratories: Divisional Vice President, Global Pharmaceutical Operations, Small Molecule Quality Assurance (January 2011 to September 2011) and Divisional Vice President, Global Pharmaceutical Operations (March 2009 to January 2011).

Kenneth F. Meyers	53	Senior Vice President, Chief Human Resources Officer (Past five years)	Mr. Meyers has served in this position the past five years.

Sumant Ramachandra, M.D., Ph.D.	46	Senior Vice President, Chief Scientific Officer (since May 2013)
Dr. Ramachandra has served in that position from July 2008 to March 2013. For the period March 2013 to May 2013, Dr. Ramachandra served as the President, R&D of Synta Pharmaceuticals Corporation, a biopharmaceutical company focused on the discovery, development and commercialization of small molecule drugs.

Brian J. Smith	63	Senior Vice President, Special Counsel (since February 2014)
From February 2013 until February 2014, Mr. Smith was Hospira's Senior Vice President, Chief Legal Officer. From 2004 until February 2013, Mr. Smith was Hospira’s Senior Vice President, General Counsel; and, from 2004 to February 2012, he also served as Hospira’s Secretary.

Matthew R. Stober	47	Senior Vice President, Operations (since April 2013)
He previously served as Hospira’s Corporate Vice President, U.S. Pharmaceutical Operations from December 2011 to April 2013. Prior to joining Hospira, from June 2011 to December 2011, Mr. Stober served as Vice President and Global Platform Leader for Solids, Parenterals and Vaccines at Johnson & Johnson, a multi-national manufacturer of pharmaceutical, diagnostic, surgical, personal hygiene and biotechnology products. From 2009 to 2011, Mr. Stober served as the Global Head of Technical Operations, Vaccines and Diagnostics at Novartis AG, a multi-national manufacturer of pharmaceuticals, vaccines, consumer health, generics, eye care and animal health.

Thomas E. Werner	57	Senior Vice President, Finance and Chief Financial Officer (Past five years)	Mr. Werner has served in this position the past five years.
Marc J. Yoskowitz	40	Senior Vice President, Strategy and Corporate Development (since August 2014)
He previously served as Corporate Vice President, Strategy and Corporate Development at Hospira from June 2013 to August 2014. From February 2010 through June 2013, Mr. Yoskowitz served as Vice President, Business Development for Marathon Pharmaceuticals, a specialty pharmaceutical company. Prior to that, Mr. Yoskowitz was an Associate Principal with McKinsey and Company from 2002 through February 2010.

Richard J. Hoffman	48	Corporate Vice President, Controller and Chief Accounting Officer (Past five years)	Mr. Hoffman has served in this position the past five years.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock is listed and traded on the New York Stock Exchange under the symbol "HSP." The following table sets forth the high and low closing prices for our common stock on that exchange for each period indicated.

	Market Price Per Share
	2014		2013
For the quarter ended:	High	Low	High	Low
March 31	$45.00	$40.89	$35.99	$28.96
June 30	$52.41	$42.14	$38.31	$30.57
September 30	$56.21	$49.59	$42.03	$38.45
December 31	$62.84	$48.12	$42.19	$38.53

As of February 9, 2015, we had approximately 23,855 shareholders of record.

Dividends

We have not paid any dividends on our common stock. The Merger Agreement with Pfizer imposes certain restrictions upon our ability to pay dividends during the pendency of the Merger.

Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the fourth quarter of 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 - October 31, 2014	700	$46.72	—	$800,000,000
November 1 - November 30, 2014	1,000	59.40	—	800,000,000
December 1 - December 31, 2014	1,900	60.10	—	800,000,000
Total	3,600	$57.33	—	$800,000,000

(1)	These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Canada Stock Purchase Plan.

(2)
We may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No common stock repurchases were made during the years ended December 31, 2014, 2013 and 2012. The Merger Agreement with Pfizer imposes certain restrictions upon repurchases of our common stock during the pendency of the Merger.

Performance Graph

The following graph compares the performance of Hospira common stock for the periods indicated with the performance of the S&P 500 Stock Index and the S&P HealthCare Index.

Comparison of Cumulative Total Return

Assumes $100 was invested on December 31, 2009 in Hospira common stock and each index. Values are as of the close of the U.S. stock markets on December 31, 2010, 2011, 2012, 2013 and 2014, and assume dividends are reinvested. Returns over the indicated period may not be indicative of future returns.

Item 6.    Selected Financial Data

The following selected financial information should be read in conjunction with "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

	For the Years Ended December 31,
(dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Statements of Income (Loss) Data:
Net sales	$4,463.7	$4,002.8	$4,092.1	$4,057.1	$3,917.2
Gross profit(1)	1,586.5	1,080.5	1,113.4	1,397.6	1,514.4
Income from operations(1)	466.3	16.6	58.8	56.8	519.2
Income (Loss) before income taxes(1)	388.2	(123.2)	(41.9)	(27.1)	379.3
Net Income (Loss)(1)	$333.2	$(8.3)	$44.2	$(9.4)	$357.2
Earnings (Loss) Per Common Share:
Basic	$1.98	$(0.05)	$0.27	$(0.06)	$2.15
Diluted	$1.95	$(0.05)	$0.27	$(0.06)	$2.11
Weighted average common shares outstanding:
Basic	168.2	165.6	165.0	165.5	166.0
Diluted	170.8	165.6	166.0	165.5	169.5
_______________________________________________________________________________
(1) Amounts include goodwill impairment charges of $400.2 million in 2011.

	December 31,
(dollars in millions)	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$6,650.0	$6,178.9	$6,088.6	$5,779.1	$6,046.3
Long-term debt	$1,749.2	$1,747.0	$1,706.8	$1,711.9	$1,714.4

For a discussion of items that impact the comparability of results and movements in balances for 2014, 2013 and 2012, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations presented below refers to and should be read in conjunction with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Unless the context otherwise requires, references to "Hospira", "we", "us", "our" and "our company" refer to Hospira, Inc. and its consolidated subsidiaries.

Overview

Our portfolio of products includes Specialty Injectable Pharmaceuticals (which includes generic injectables, proprietary injectables and biosimilars), Medication Management and Other Pharmaceuticals. Global Net sales are derived from three reporting segments, the Americas, which includes the United States, Canada and Latin America; Europe, Middle East and Africa; and, Asia Pacific, which includes Asia, Japan, Australia and New Zealand. Although we sell our products globally, a majority of 2014 global Net sales were generated in the U.S. (approximately 73%). For additional overview information on our company, see "Part I, Item 1. Business" in this report. The following headings identify key themes and significant matters regarding our business:

Proposed Merger with Pfizer. On February 5, 2015, Hospira entered into an Agreement and Plan of Merger with Pfizer and Merger Sub. Pursuant to the Merger Agreement, subject to the terms and conditions of the Merger Agreement, and at the effective time of the Merger, Merger Sub will merge with and into Hospira, with Hospira surviving the Merger as a wholly owned subsidiary of Pfizer, and all of the issued and outstanding shares of Hospira’s common stock (other than certain excluded shares) will be converted into the right to receive $90.00 in cash per share. Consummation of the Merger is subject to certain conditions, and provides for certain termination rights for Hospira and Pfizer. For additional information, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 27" in this report.

Pipeline, global expansion and emerging market penetration. We continue to search for opportunities to expand our product portfolio and the markets we serve through two key strategies, global expansion and emerging market penetration. Our generic pipeline consists of 65 compounds, and we met our 2014 global expansion commitment with over 250 cumulative new to country submissions of our Specialty Injectable Pharmaceutical products since 2011. In 2014 we acquired a Brazilian based distributor as part of our emerging market penetration efforts.

Biosimilar investment. We continue to invest significant resources in the development of our biosimilar EPO in the U.S., for which a biosimilar application was submitted to the FDA in late 2014, and in February 2015, the FDA accepted our application. We will continue to invest in biosimilars globally, which will include additional sales and marketing spend, and have made significant investments in and with third parties, including Celltrion, Inc. and Celltrion Healthcare, Co., Ltd. (collectively "Celltrion"), to develop and market biosimilars. We continuously evaluate our research and development pipeline, and alternatives to share in the risk in developing products with third parties.

Proprietary offerings. Our proprietary portfolio experienced a shift during 2014 with the approval of Dyloject™ (commercialization expected to begin in 2015), and the loss of market exclusivity of our proprietary drug, Precedex™. During August 2014, the U.S. Food and Drug Administration approved generic competitors in the U.S. for Precedex™ in a vial, although we continue to retain patent exclusivity to Precedex™ in a premix formulation. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ to continue to decrease.

Device. In late 2014 and into 2015, significant advances were made with our device products, including the lifting of the U.S. import alert and the anticipated commercialization of our next-generation devices. Once we complete our Device Strategy in 2015, we will be able to focus our efforts on revenue and margin growth and creating next-generation products for the future. In support of this, in January 2015, we approved and initiated plans to streamline and optimize device manufacturing and service centers, and focus on research and development through our collaboration with Q Core. Although we have seen significant progress in our Device Strategy, we believe that during the completion of the Device Strategy we will continue to experience an erosion of our installed base.

Capacity expansion, vertical integration and continuous improvement. In recent years, the healthcare market has suffered from chronic drug shortages caused by a constrained market and manufacturing capacity limitations due to market economics and regulatory conditions. Our view is that the supply chain is still fragile and that our customers are placing a premium on the delivery of a reliable supply. To anticipate future demand in the market and to ensure consistent delivery of product supply, we have undertaken initiatives to increase capacity and reduce reliance on outside vendors through vertically integrating operations. During 2014, we continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India. Additionally, we completed the acquisition of Orchid's penem and penicillin API business and associated R&D facility located in India, a country where the cost of manufacturing is generally lower.

Quality investment. We recognize that our industry is complex, evolving and highly regulated. We have made substantial modernization investments designed to meet the ever-increasing demands of our industry and have undertaken significant initiatives, including the Device Strategy and certain quality matters, to support our products. Specifically, we are working to address matters involving our facilities and processes raised during inspections from the FDA and other governmental regulatory agencies. In response, and in anticipation of future inspections, we have developed and are implementing remediation plans, which involve changes to facilities and processes. To reflect the investments we’ve made in our manufacturing and supply chain, we have made changes to better align the price of our products with the value they offer in both our SIP and large-volume solutions product lines.

Economic environment, industry growth and trends. We believe that major global healthcare trends offer the company opportunities. We believe that the healthcare needs of growing aging populations in many developed markets and the rapidly increasing cost of healthcare may spur demand for quality healthcare at lower costs. In addition, the phenomenon of increasing middle class populations in many emerging markets is driving the demand for access to quality healthcare at reasonable costs. Hospira’s products offer the means to help governments, customers and patients address these trends.

Product Development and Product Launches

We manage our product development programs and related costs through the following four product categories: biosimilars, generic pharmaceuticals, devices and proprietary pharmaceuticals.

Biosimilar Product Development

We are a global leader in the development, marketing and support of biosimilars. Although biosimilars and our generic pharmaceutical products are both injectables, biosimilars are generally more complex molecules than generic drugs. As a result, we expect the amount of spending on biosimilar development to represent a higher percentage of total R&D expenditures over the next several years. This is attributable to investment in the research and development of biosimilars, including clinical trials and manufacturing start-up, and incremental life-cycle spending for currently approved, on-market, biosimilars. Costs for on-market biosimilars may include studies to demonstrate additional indications, regulator-required post-launch studies, and various other life-cycle management or enhancement programs, which may or may not alter the current product indications and approvals.

Our biosimilar development pipeline, including exclusive and co-exclusive commercialization rights for biosimilars developed with our partners, consists of up to 12 compounds.

As part of these development efforts, we have sought to share the risks and rewards of such development activities with development, manufacturing and commercial partners, who can provide research assistance and/or share development costs including:

•
On February 10, 2015, we entered into a global collaboration agreement with Pfenex to develop and commercialize PF582, Pfenex’s biosimilar candidate for ranibizumab, used in the treatment of patients with several retinal diseases. Under the agreement, we are responsible for Phase III studies, manufacturing, regulatory approval, litigation, sales and marketing. Pfenex is responsible for completing Phase I and additional product characterization work. The agreement is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act. We will pay $51 million upfront to Pfenex and Pfenex, over the next five years and beyond, will be eligible to receive a combination of development and sales-based milestone payments, including tiered double-digit royalties on net sales of the product. Pfenex may also fund a portion of our Phase III equivalence clinical trial costs. For more information on the agreement, see Note 5 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data."

•
On September 25, 2014, Hospira amended its co-exclusive agreement with Celltrion in connection with a convertible bond subscription agreement, further discussed under the section captioned "Liquidity and Capital Resources" within this Item 7, to amend commercial terms, including providing Hospira exclusive rights to specific products in certain territories; and

•
On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally), in which NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year, and such amounts are recognized as an offset to Research and development expense as incurred. Cumulative development funding from NovaQuest as of December 31, 2014 was $88.0 million. For more information on the agreement, see Note 5 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data."

Information for certain biosimilar products in the pipeline includes the following:

•
Retacrit™: In October 2011, we began our Phase III U.S. clinical trial of a biosimilar EPO primarily for the treatment of anemia in dialysis and in certain oncology applications. In December 2014, we submitted a biosimilar application to the FDA, and in February 2015, the FDA accepted our application;

•
Inflectra™: Hospira's infliximab biosimilar, for patients with autoimmune diseases such as rheumatoid arthritis and inflammatory bowel disease, launched in several smaller European markets in 2013 and 2014 based on patent expiration dates, and we are working to further commercialize Inflectra™ in more European markets at the earliest opportunity taking into account any relevant patent protection and other factors. Celltrion possesses the right to commercialize its infliximab product in the same European markets. Additionally, we have exclusive commercialization rights from Celltrion to the Celltrion infliximab product in the U.S., Canada and certain other territories. In August 2014, our partner Celltrion submitted an infliximab biosimilar for FDA approval in the U.S. and in December 2014, we launched Inflectra™ in Canada;

•
Filgrastim: We continue to progress development of filgrastim, used primarily for the treatment of low white blood cells (neutropenia) in patients undergoing cancer chemotherapy as well as for other indications;

•	Pegfilgrastim: We continue to progress development of pegfligrastim, used primarily for the treatment of low white blood cells (neutropenia) in patients undergoing cancer chemotherapy;

•
Ranibizumab: In 2015, Hospira will begin to invest in the development of ranibizumab, an anti-vascular endothelial growth factor (VEGF) that is used in the treatment of patients with several retinal diseases. Ranibizumab was introduced to Hospira's pipeline through the agreement discussed above with Pfenex; and

•
Trastuzumab: Celltrion continues to develop trastuzumab, primarily for patients with breast cancer. Once available, we have exclusive commercialization rights from Celltrion to the Celltrion trastuzumab product in the U.S., Europe and certain other territories.

Generic Pharmaceutical Product Development

We include products in our pipeline if they are approved for development and activity has occurred. As of December 31, 2014, our generic pharmaceutical pipeline consisted of 65 compounds. A majority of our current pipeline consists of compounds related to oncology, anti-infectives, anesthesia and analgesia.

In 2011, we launched a global market expansion program to expand the presence of generic SIPs. Execution of this program includes gaining regulatory approval to sell certain of our on-market products into new countries. Through the end of 2014, we have achieved over 250 cumulative new to country submissions since program inception.

As discussed in the caption "Acquisitions" below, on July 4, 2014, we acquired an R&D facility from Orchid. The R&D facility acquired will be used to support Hospira's existing pipeline and on-market molecules.

Device Product Development

Our device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

We continue to implement our Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning us for future innovation and growth. Specific to product development under this initiative, in late 2014 we submitted the next-generation LifeCare PCA™ infusion pump for clearance, and in 2015 we expect to begin commercialization of the Plum 360™ and SapphirePlus™ infusion pumps, the next-generation of Hospira's Plum™ and Sapphire™ pumps.

In December 2014, we entered into a new agreement with Q Core. Under the agreement, Q Core and Hospira will collaborate to develop and add new pumps to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The agreement includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core pump products. The agreement has no impact on our planned launch of the Plum 360™ infusion pump and next-generation LifeCare PCA™ infusion pump.

For further information related to the Device Strategy, see the section captioned "Device Strategy" within this Item 7.

Proprietary Pharmaceutical Product Development

In December 2014, we received approval from the FDA for Dyloject™, a proprietary nonsteroidal anti-inflammatory drug (NSAID) analgesic. Dyloject™ is indicated for use in adults for the management of mild to moderate pain and for the management of moderate to severe pain alone or in combination with opioid analgesics. We expect to launch Dyloject™ in 2015. Future development spending for Dyloject™ is expected to be nominal.

Research and Development Expense

R&D expense includes costs identifiable to specific development projects, support activities that are essential to all of our R&D operations and upfront and development milestone payments or funding associated with external collaborative or other arrangements. R&D expense includes:

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Research and development expense	$344.3	$301.7	$303.6

Specific project costs as a percentage of total R&D expense*
EPO Phase III U.S. clinical trial expenses and other related project costs	14%	10%	16%

* Net of R&D arrangement funding reimbursements recognized as an offset to R&D expense.

Other than EPO Phase III trial costs, the costs attributable to a specific project were not individually material to our R&D expense line item for the periods presented.

Continuous Improvement Activities

We aim to achieve a culture of continuous improvement to enhance our efficiency, effectiveness and competitiveness and improve our cost base. As part of this strategy, we have taken a number of actions to reduce operating costs and/or optimize operations. The net charges related to these actions consist primarily of manufacturing start-up, severance and other employee benefits, other exit costs, other asset (inventory) charges, impairments, accelerated depreciation, contract termination costs and gains or losses on disposal of assets and/or product lines.

Capacity Expansion

In 2014, we continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. The Vizag facility operates in a special economic zone, which provides us with various taxation benefits. Future capital expenditures and related start-up costs are anticipated, as described below, with the first commercial production expected during the first half of 2015, with production expected to increase over the course of the next several years.

In March 2014, the FDA concluded a pre-approval inspection at the Vizag, India facility which resulted in the FDA issuing a Form 483 listing 10 observations. Hospira responded to these observations, and in July 2014 received an untitled letter requesting additional information regarding two of our corrective actions. We responded to this letter and will continue working to resolve the FDA's concerns. Our ability to commercially sell products produced in Vizag, India within the U.S. ultimately depends on receiving FDA approval.

In aggregate, we estimate Vizag, India capacity expansion capital expenditures of approximately $450 million. We have incurred total capital expenditures of $328.1 million through December 31, 2014. For the Vizag, India capacity expansion, capital expenditures were $100.9 million, $74.1 million and $73.4 million in 2014, 2013 and 2012, respectively.

We currently purchase certain oncology drugs from ZHOPL. Hospira and ZHOPL continue to advance plans, initiated in 2011 and expected to continue through 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both ZHOPL and the Vizag, India facility capacity expansion activities, we will continue to incur manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs over the next few years. For the years ended December 31, 2014, 2013 and 2012, we incurred charges of $62.2 million, $22.5 million, and $17.9 million respectively, primarily related to start-up and facility validation activities which are reported in Cost of products sold. Since inception, charges incurred through December 31, 2014 were $106.4 million. We anticipate the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As we transition from start-up to normalized production levels, we may incur further unabsorbed costs that will be impacted by the rate of transition and utilization of each production line.

Further, we expect higher capital expenditures related to modernization and streamlining at our existing facilities. We anticipate the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the section captioned "Certain Quality and Product Related Matters" within this Item 7 and as discussed below.

Facilities Optimization

In January 2015, we announced a plan for the closure, in the second half of 2015, of our Clayton, North Carolina manufacturing facility. The closure will include the discontinuation or transfer of the products manufactured at the site to other locations or third parties. We estimate that this activity will result in total charges of approximately $45 million, including an impairment charge in the Americas segment of $21.9 million reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended December 31, 2014. The remaining charges are expected to be recognized through 2015 and are estimated to include: (i) approximately $15 million for cash employee-related costs, including costs for severance, retention, and other employee related assistance and other exit costs associated with the plan; and (ii) approximately $8 million in other non-cash costs, including accelerated depreciation of plant assets. The cash related charges do not include capital expenditures or product transfer costs related to establishing manufacturing operations in any other locations or offset from any potential proceeds from the sale of the existing facility and related assets.

In April 2014, we agreed to sell our Buffalo, NY, manufacturing facility. The buyer purchased substantially all manufacturing facility assets and entered into an agreement to manufacture the components and sub-assemblies we produced in Buffalo for various of our manufacturing facilities. We closed the transaction in July 2014 and incurred a loss on disposal of assets in the Americas segment of $5.0 million reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended December 31, 2014.

In June 2012, we initiated plans to exit a specialty injectable pharmaceutical packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, we incurred equipment and facility impairment charges primarily in the Americas segment of $18.6 million, which are reported in Restructuring, impairment and (gain) on disposal of assets, net on the Consolidated Statements of Income (Loss) for the year ended December 31, 2012. In April 2013, we terminated our lease contract without incurring significant lease termination charges upon final exit from the operation.

In May 2012, we sold our Morgan Hill, California facility for approximately $5 million.

Restructuring

From time to time we incur costs to implement restructuring actions for specific initiatives. See section captioned "Device Strategy" in this Item 7 for additional restructuring actions.

In late 2012 and continuing through 2014, Hospira incurred costs to optimize commercial organizational structures, and related functions, in all segments. As we continue to optimize our global commercial operations and related functions and align investments to support future growth, we anticipate that similar restructuring actions may continue through 2015. The aggregate costs are reported in Restructuring, impairment and (gain) on disposal of assets, net and primarily include severance charges of $15.3 million and contract termination charges of $2.3 million. Of the aggregate costs, $3.0 million, $7.7 million and $6.9 million were incurred in 2014, 2013 and 2012 respectively.

In 2012, we initiated and completed plans to discontinue a non-strategic product line. As a result, in the Americas segment, we incurred equipment impairment charges of $24.1 million and contract termination charges of $1.6 million, which are reported in Restructuring, impairment and (gain) on disposal of assets, net. In addition, we incurred other asset (inventory) charges of $5.4 million, which are reported in Cost of products sold. In December 2013, we recovered $3.4 million related to assets associated with these matters which is reported in Restructuring, impairment and (gain) on disposal of assets, net.

Divestitures

In September 2014, we sold our clinical surveillance software business, TheraDoc, Inc. for $117.0 million, subject to adjustments for ending working capital, cash and indebtedness. We recognized a gain in the Americas segment of $88.9 million upon disposition of the business reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended, December 31, 2014.

In August 2014, we sold our surgical suction product line for $21.5 million payable in three installments through December 2015. We will retain distribution rights to the products for varying periods of time depending on the territory and provide certain transition services through no later than December 2016. We recognized a gain primarily in the Americas segment of $15.9 million upon disposition of the product line reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended, December 31, 2014.

In 2012, we sold a non-strategic product line and recognized a $1.9 million gain in the Americas segment upon disposition which was reported in Restructuring, impairment and (gain) on disposal of assets, net. In 2014, we recognized a loss in the Americas segment of $2.2 million related to an earn-out which was not realized.

Impairment

In 2014, Hospira impaired certain software related Property and equipment, net for $6.1 million, reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended, December 31, 2014.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the Consolidated Statements of Income (Loss) line items as follows:

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Cost of products sold	$62.2	$22.5	$23.3
Restructuring, impairment and (gain) on disposal of assets, net	(66.6)	4.3	49.3
Total net (gains) charges	$(4.4)	$26.8	$72.6

As we continue to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under U.S. generally accepted accounting principles, among other factors. For more information about risks related to these matters, see the section captioned "Our continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt our business and may not result in the intended improvement or cost savings" in "Part I, Item 1A. Risk Factors" of this report.

Acquisitions

The following summarizes recent acquisition activity:

Acquisition	Date	Description of Business	Preliminary Purchase Price (dollars in millions)
Orchid API and related R&D facility	July 2014	A penem and penicillin API business located in Aurangabad, India, and associated research and development facility based in Chennai, India, acquired from Orchid that provides Hospira additional API capacity and allows for continued vertical integration of anti-infective penem and penicillin products.	$247.2
Evolabis	February 2014
A Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to our portfolio in Brazil, accelerating expansion of our injectable pharmaceutical product line.
			not material

The following summarizes acquisition and integration-related costs:

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Cost of products sold	$5.0	$—	$—
Selling, general and administrative	29.0	4.6	1.0
Total	$34.0	$4.6	$1.0

Cumulative acquisition and integration-related costs as of December 31, 2014 were $39.6 million.

Also on July 4, 2014, Hospira advanced, through a loan facility, approximately $17.3 million to an entity controlled by the primary shareholder of Orchid to fund obligations of this entity necessary to close the transaction. We will pursue collection in accordance with the terms of the facility, however, as collectability is not reasonably assured, an allowance was established and reported in Selling, general and administrative in 2014.

The operating results of the acquisitions have been included in Hospira's results of operations since the individual acquisition dates, and pro forma results of operations for these acquisitions have not been presented as they are not material to Hospira's results of operations, either individually or in the aggregate. For more information about risks related to acquisitions, see the section captioned "We may acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and those actions may not result in the expected benefits or may not be completed in a timely or cost-effective manner, or at all" in "Part I, Item 1A. Risk Factors" of this report.

Certain Quality and Product Related Matters

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other domestic and foreign regulatory authorities. Our operations and those of our suppliers are subject to periodic, routine and for-cause inspections to verify compliance with regulatory requirements. This regulatory oversight may lead to various regulatory actions with varying consequences, as further described in the section captioned "Governmental Regulation and Other Matters - Drug and Device Laws" in "Part I, Item 1. Business" of this report.

Warning Letter and Related Matters

The following table identifies the facilities for which Hospira has received warning letters which remain open from the FDA:

	Date Warning Letter Received	Facility	Nature of Activities at facility cited in warning letter
(1)	April 2010	Clayton and Rocky Mount, North Carolina	Pharmaceutical and device manufacturing
(2)	August 2012	La Aurora de Heredia, Costa Rica	Device manufacturing
(3)	May 2013	Lake Forest, Illinois	Device quality systems and governance
(4)	May 2013	Irungattukottai, India	Pharmaceutical manufacturing
(5)	March 2014	Rocky Mount, North Carolina	Device manufacturing
(6)	September 2014	Mulgrave, Victoria, Australia	Pharmaceutical manufacturing

These FDA warning letters generally do not restrict production or shipment of our existing products from these facilities; however, our facilities that have received an FDA warning letter generally are restricted from obtaining new product approvals or clearances in the U.S., until the impacted facility successfully passes a subsequent inspection, as has occurred for the April 2010 Rocky Mount and Clayton warning letter. Previously, an import alert had restricted the shipment of our infusion pumps from the Costa Rica facility, however, this import alert was lifted by the FDA in January 2015, as discussed below.

Copies of the FDA’s warning letters may be viewed at the FDA’s website:
http://www.fda.gov/ICECI/EnforcementActions/WarningLetters/default.htm

Status of each warning letter identified above:

(1) Clayton and Rocky Mount, North Carolina: Since issuing the warning letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities.

•
Rocky Mount: In February 2014, the status of Rocky Mount's pharmaceutical manufacturing was upgraded to Voluntary Action Indicated status. No Form 483 observations were issued after the latest FDA inspection at the Rocky Mount facility in June 2014.

•	Clayton: In June 2013, after the latest FDA inspection at the Clayton facility, the facility was designated as No Action Indicated.
Under NAI or VAI status, we are free to pursue new product approvals and export certifications for pharmaceutical products manufactured at Clayton and Rocky Mount.

(2) La Aurora de Heredia, Costa Rica: In January 2015, the FDA lifted the import alert received in November 2012 and expanded in early 2013 that previously prohibited U.S. importation of infusion pump devices manufactured in our Costa Rica device manufacturing facility, including our Plum A+™ and LifeCare PCA™ infusion pumps. We are now able to sell these infusion devices to new and existing customers without medical necessity certificates and importation of these devices into the United States has begun. Hospira has received similar favorable actions from international regulatory agencies.

(3) Lake Forest, Illinois: In May 2014, the FDA issued a Form 483 listing observations after a follow-up inspection of the device quality systems at our Lake Forest facility. In June 2014, Hospira responded to the FDA. Our Lake Forest facility does not manufacture device products, but performs many aspects of our quality system procedures that support all of our device products and operations.

(4) Irungattukottai, India: In December 2013, the FDA completed a follow-up inspection of our IKKT facility. At the close of the inspection, the FDA issued a Form 483 listing observations related primarily to processes and procedures. We responded to the specific FDA observations in January 2014. In April 2014, the FDA issued an untitled letter for the IKKT facility in response to the December 2013 inspection and our corresponding response. In May 2014, Hospira responded to the FDA. In February 2015, the FDA performed a follow-up inspection, and issued a Form 483 listing observations related primarily to processes and procedures. We are in the process of responding.

(5) Rocky Mount, North Carolina: The March 2014 Device warning letter cited inspectional observations including: failures related to complaint handling, documentation of monitoring and control methods and data for a validated process, and procedures for corrective and preventive actions. In March 2014, we responded to this 2014 Device warning letter referencing ongoing and planned device remediation efforts at the Rocky Mount facility. This 2014 Device warning letter does not affect the status of Rocky Mount's pharmaceutical manufacturing, which is currently designated as VAI status.

(6) Mulgrave, Victoria, Australia: The September 2014 warning letter cited inspectional observations including: discrepancies in certain manufacturing processes, the need to implement better corrective or preventive actions, and the need to establish certain written procedures and an adequate system for monitoring environmental conditions. In October 2014, Hospira responded to the FDA.

Hospira's Response to Warning Letters and Related Matters

We take these matters seriously and have responded fully, and in a timely manner, to the FDA's Warning Letters. The remediation plans involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. While we have continued implementing our remediation plans, the plans are subject to update and revision based on issues encountered by us during the remediation process, or through further interaction with the FDA or other regulatory bodies.

Device Remediation Matters

In late 2010, we committed to the FDA that we would engage in a comprehensive product review for each of our medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. We completed the product review investigations in 2013. As an outcome of the reviews, we identified the need to take certain remediation actions, such as product recalls that require deployment of a modification to the installed customer base, design history file updates, incorporation of certain corrective actions into new production or other corrective or preventative actions for our medication management products which will continue to be advanced. In May 2013, we announced our Device Strategy, which builds on our comprehensive device review of our global installed base of infusion pumps. In this regard, see matters discussed under the sections captioned "Device Strategy" and "Product Development and Product Launches - Device Product Development" within this Item 7.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the Consolidated Statements of Income (Loss), as follows:

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Warning Letters Matters
Third-party oversight and consulting	$18.3	$64.4	$81.3
Other charges (primarily extended production downtime related costs and capital project expenses)	9.1	28.6	56.1
Inventory charges	—	—	23.5
Device Remediation Matters
Third-party consulting and other charges (product review and remediation activities)	20.3	25.4	17.4
Corrective action and life-cycle management charges	12.2	11.6	73.8
Other charges (asset impairments)	—	—	8.2
Total Charges	$59.9	$130.0	$260.3

The amount, timing and recognition of additional prospective charges associated with these quality and product related matters will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors.

Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the "Continuous Improvement Activities" section within this Item 7.

We cannot give any assurances as to the expected date of resolution of the matters identified above. For more information about risks related to these matters, see the section captioned "Issues with our quality systems and processes could have an adverse effect upon our business, subject us to further regulatory action and costly litigation, and cause a loss of confidence in us and our products" in "Part I, Item 1A. Risk Factors" of this report.

Device Strategy

We continue to implement our Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning us for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is expected to be completed by the end of 2015. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next-generation technology, such as the Plum 360™ and SapphirePlus™ pumps, to support further modernization of our installed base.

The Device Strategy builds on our comprehensive device review of our global installed base of infusion pumps. We have communicated this strategy to the FDA and other global regulatory agencies, and have been working continually with these agencies as we implement the Device Strategy.

Under the retirement and replacement actions, we are retiring older pumps from the market and initiating customer replacement programs. Among alternatives provided to customers, we are offering customer sales allowances and/or accommodations that may be used as a credit for transitioning to alternative technology. The majority of the activity includes:

•	retirement of Symbiq™ infusion pumps and older legacy Plum™ pumps, replacing these devices with Plum A+™, Plum 360™ and SapphirePlus™ pumps;

•	retirement of GemStar™ ambulatory pumps, replacing these devices with Sapphire™ pumps, which we market and distribute through an agreement with Q Core; and

•	retirement of older legacy PCA pumps, replacing these devices with next-generation LifeCare PCA™ or Sapphire™ pumps.

See the section captioned "Product Development and Product Launches" within this Item 7 for additional information on the submission of the next-generation LifeCare PCA™ pump for clearance, and expected commercialization of the Plum 360™ and SapphirePlus™ infusion pumps.

In connection with the Device Strategy, that now includes the restructuring initiative described below, we expect to incur future charges related to these actions. We expect major cash costs to include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs; and (iv) severance and other employee related assistance and contract termination charges. Further, we have incurred non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and owned pumps in service.

In January 2015, we approved and initiated plans to streamline and optimize device manufacturing, research and development, and service center activities in all segments. We estimate charges associated with these plans will be approximately $25 million, and included as part of future Device Strategy charges, as noted above.

Charges incurred for the Device Strategy, primarily in the Americas segment, are reported as follows:

	Years Ended December 31,		Line Item in the Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013
Customer sales allowances	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	15.1	65.2	Cost of products sold
Inventory charges	11.7	45.5	Cost of products sold
Other asset impairments and accelerated depreciation	1.4	11.9	Restructuring, impairment and (gain) on disposal of assets, net
Total charges	$28.2	$226.9

Cumulative Device Strategy charges as of December 31, 2014 were $255.1 million. Through December 31, 2014, Hospira has paid approximately $75 million in cash related to the Device Strategy. The amount, timing and recognition of additional charges associated with the Device Strategy will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges discussed above under the section captioned "Certain Quality and Product Related Matters" within this Item 7.

For more information about risks related to the Device Strategy, see the sections captioned "We may not be able to realize all of the expected benefits of our global Device Strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect our business or operating results" in "Part I, Item 1A. Risk Factors" of this report.

Patent-Related Product Matters

We are involved in patent-related disputes with several companies who have branded products over our efforts to market generic versions of those products and with companies regarding certain of Hospira's Precedex™ patents. We face generic competition for Precedex™ in the U.S. as a result of the FDA's August 2014 ruling allowing competitors to "carve-out" labeled indications. The pending patent litigation matters, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ to continue to decrease. For further details regarding our patents and other patent-related litigation, see Note 25 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

For more information about risks related to these matters, see the sections captioned "Our industry places heavy emphasis on intellectual property rights. Our ability to protect our rights can affect our sales opportunities and profitability" and "If we infringe the intellectual property rights of third parties, we may face legal action, adverse damage awards, increased costs, and delays in marketing new products" in "Part I, Item 1A. Risk Factors" of this report.

Results of operations

Net sales

A comparison of product line Net sales by segment is as follows:

	Years Ended December 31
				Percentage Change at Actual Currency Rates		Percent Change at Constant Currency Rates(1)
(dollars in millions)	2014	2013	2012	2014	2013	2014	2013
Americas—
Specialty Injectable Pharmaceuticals	$2,432.6	$2,163.0	$1,991.0	12.5%	8.6%	13.2%	9.1%
Medication Management	690.9	629.9	846.8	9.7%	(25.6)%	11.6%	(25.0)%
Other Pharma	481.6	382.9	401.6	25.8%	(4.7)%	26.2%	(4.3)%
Total Americas	3,605.1	3,175.8	3,239.4	13.5%	(2.0)%	14.4%	(1.4)%
EMEA—
Specialty Injectable Pharmaceuticals	335.6	332.9	318.4	0.8%	4.6%	0.7%	1.7%
Medication Management	104.3	97.8	119.9	6.6%	(18.4)%	6.4%	(20.9)%
Other Pharma	92.1	77.9	87.5	18.2%	(11.0)%	15.8%	(10.6)%
Total EMEA	532.0	508.6	525.8	4.6%	(3.3)%	4.1%	(5.5)%
APAC—
Specialty Injectable Pharmaceuticals	266.4	263.5	260.6	1.1%	1.1%	5.8%	7.3%
Medication Management	44.8	42.1	49.8	6.4%	(15.5)%	10.5%	(12.0)%
Other Pharma	15.4	12.8	16.5	20.3%	(22.4)%	20.3%	(21.8)%
Total APAC	326.6	318.4	326.9	2.6%	(2.6)%	7.0%	2.9%
Net sales(2)	$4,463.7	$4,002.8	$4,092.1	11.5%	(2.2)%	12.5%	(1.6)%

Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain segments, biosimilars. Medication Management includes infusion pumps, related software, services, dedicated administration sets, gravity administration sets, and other device products. Other Pharma includes large volume I.V. solutions, nutritionals and contract manufacturing services.

(1)
The comparisons at constant currency rates reflect comparative local currency balances at prior periods' foreign exchange rates and are non-GAAP measures. We calculated these percentages by taking current period reported Net sales less the respective prior period reported Net sales, divided by the prior period reported Net sales, all at the respective prior period's foreign exchange rates. This measure provides information on the change in Net sales assuming that foreign currency exchange rates have not changed between the prior and the current period. Management believes the use of this measure aids in the understanding of changes in Net sales without the impact of foreign currency and provides greater transparency into our results of operations. Management uses these measures internally to monitor business unit performance and in evaluating management performance. These measures are intended to supplement the applicable GAAP measures and should not be considered in isolation from or a replacement for, financial measures prepared in accordance with GAAP.

(2)
Net sales for the year ended December 31, 2013 includes the impact of $104.3 million sales allowances charge to the Medication Management product line, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. Excluding this charge, when comparing 2014 to 2013, Net sales increased 8.7%, or 9.7% excluding the impact of changes in foreign exchange rates, and when comparing 2013 and 2012, Net sales increased 0.4%, or 0.9% excluding the impact of changes in foreign exchange rates. See the section captioned "Device Strategy" above for further information.

In 2014 and 2013, Net sales in all segments were adversely impacted by our inability to timely ship certain Medication Management products to the market and to gain regulatory clearance for certain new products due to the ongoing quality remediation efforts. See the section "Certain Quality and Product Related Matters" above for further information. Additionally, in

April 2013, Hospira began to retire pumps, including the GemStar™ and Symbiq™ pumps. See the section "Device Strategy" above for further information.

The following discussion, except as noted, reflects changes from the prior period excluding the impact of changes in foreign exchange rates.

2014 compared to 2013:

Americas

Net sales of SIP increased due to product price increases in the U.S. and increased volume due to supply recovery. This growth is partially offset by price erosion on Precedex™ following the approval of generic versions, which began in September 2014, and continued price erosion for docetaxel following its 2011 launch. Excluding the impact of $88.4 million of Device Strategy charges in 2013, Medication Management Net sales decreased primarily due to the FDA import alert prohibiting the importation into the U.S. of the Plum™, GemStar™ and LifeCare PCA™ infusion pumps and the sale of the TheraDoc business in September 2014. This is partially offset by sales of the recently launched Sapphire™ infusion pump. Other Pharma Net sales increased due to certain product price increases in the U.S., higher contract manufacturing volumes, and increased volume due to competitor supply issues.

EMEA

Net sales of SIP increased primarily due to sales volume of biosimilar products, including Nivestim™, Inflectra™ and Retacrit™, partially offset by continued generic SIP competitive pricing pressures. Excluding the impact of $13.2 million of Device Strategy charges in 2013, Medication Management Net sales decreased, primarily due to reduced volume related to regulatory agency restrictions on Plum A+™ and GemStar™ infusion pumps leading to reduced dedicated administration set sales. This is partially offset by sales of the recently launched Sapphire™ infusion pump. Other Pharma Net sales increased due to increased compounding activities partially offset by lower contract manufacturing volumes.

APAC

Net sales of SIP increased primarily due to continued volume growth of Precedex™ in Japan and volume growth of generic products across the region. Excluding the impact of $2.7 million of Device Strategy charges in 2013, Medication Management Net sales increased primarily due to sales of the recently launched Sapphire™ infusion pump. Other Pharma Net sales increased due to higher contract manufacturing volumes.

2013 compared to 2012:

Americas

Net sales of SIP increased due to product price increases in the U.S., the mid-2012 re-launch of oxaliplatin in the U.S., continued volume growth of the proprietary sedation drug Precedex™ and supply recovery in the U.S. This growth was partially offset by price erosion and decreased volume on docetaxel following its 2011 launch. Medication Management Net sales decreased, primarily due to the FDA import alert prohibiting the importation into the U.S. of the Symbiq™, Plum™, GemStar™, and LifeCare PCA™ infusion pumps and Device Strategy charges. Medication Management Net sales also decreased due to lower sales volume on dedicated sets and consumables. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

EMEA

Net sales of SIP increased due to continued strong sales volume of biosimilar products Nivestim™ and Retacrit™. Additionally, our third biosimilar, Inflectra™ was launched in several smaller European markets in 2013 based on patent expiration dates. This growth was partially offset by lower anti-infective and oncology product sales due to increased competition and price erosion. Medication Management Net sales decreased, primarily due to reduced sales volume on other device products due to regulatory agency restrictions on Plum™ and GemStar™ infusion pumps and Device Strategy charges. These decreases were slightly offset with higher sales volume on dedicated sets for Plum™ infusion pumps and the mid-2013 launch of the Sapphire™ infusion pump. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

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

Gross profit (Net sales less Cost of products sold)

				Percent change
Years Ended December 31 (dollars in millions)	2014	2013	2012	2014	2013
Gross profit	$1,586.5	$1,080.5	$1,113.4	46.8%	(3.0)%
As a percent of Net sales	35.5%	27.0%	27.2%

2014 compared to 2013:

Gross profit increased $506.0 million, or 46.8% in 2014, compared to 2013. Gross profit in 2013 included charges of $215.0 million related to the Device Strategy, and charges continued to a lesser extent in 2014. Gross profit also increased in 2014 due to continued higher pricing on U.S. SIP products and lower manufacturing spending related to strengthening quality, compliance and production processes offset by lower docetaxel sales and higher start-up and facility validation charges related to the Vizag, India capacity expansion.

2013 compared to 2012:

Gross profit decreased $32.9 million, or (3.0)%, in 2013, compared to 2012. Gross profit decreased in 2013 primarily due to charges of $215.0 million related to the Device Strategy. Gross profit also decreased in 2013 due to lower docetaxel sales, higher manufacturing spending related to strengthening quality, compliance and production processes, and lower sales on Medication Management products. These impacts were partially offset by lower charges associated with certain quality and product related matters, higher pricing on SIP products in the U.S. initiated in the second half of 2012 and continuing in 2013, and strong Precedex™ sales in the U.S.

Restructuring, impairment and (gain) on disposal of assets, net

				Percent change
Years Ended December 31 (dollars in millions)	2014	2013	2012	2014	2013
Restructuring, impairment and (gain) on disposal of assets, net	$(65.2)	$19.6	$63.3	(432.7)%	(69.0)%
As a percent of Net sales	(1.5)%	0.5%	1.5%

In 2014, Restructuring, impairment and (gain) on disposal of assets, net was $(65.2) million which primarily included gains of $(88.9) million and $(15.9) million on the sales of the TheraDoc business and Hospira's surgical suction product line, respectively. We also recognized an impairment charge and loss on the disposal of assets related to our facilities optimization activities.

In 2013, Restructuring, impairment and (gain) on disposal of assets, net was $19.6 million which included $7.7 million of charges related to restructuring-related activities and Device Strategy asset impairment and accelerated depreciation charges. We also recognized $4.9 million of intangible asset impairments associated with certain product rights.

In 2012, Restructuring, impairment and (gain) on disposal of assets, net was $63.3 million of which $49.3 million was due to impairments and other charges related to our facility optimization and restructuring-related activities. In addition, a total of $14.0 million of intangible asset impairment charges were recognized in 2012. These impairment charges related primarily to a customer relationship intangible asset due to anticipated delayed launch dates for certain products.

Research and development

				Percent change
Years Ended December 31 (dollars in millions)	2014	2013	2012	2014	2013
Research and development	$344.3	$301.7	$303.6	14.1%	(0.6)%
As a percent of Net sales	7.7%	7.5%	7.4%

2014 compared to 2013:

R&D increased $42.6 million or 14.1% in 2014, compared to 2013 primarily due to higher biosimilar spending which includes higher spending on Inflectra™ clinical trials as part of European post launch regulatory requirements and higher spending on filgrastim and pegfilgrastim, and lower reimbursed development funding, that is recognized as an offset to R&D expense. For more information on reimbursed development funding, see Note 5 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

2013 compared to 2012:

R&D expenses decreased $1.9 million or 0.6% in 2013, compared to 2012. In 2013, there was increased spending on a clinical trial for EPO in the U.S, generic pharmaceuticals product development for global expansion and R&D support activities, which was offset by reimbursements for development funding of $50.0 million.

Selling, general and administrative

				Percent change
Years Ended December 31 (dollars in millions)	2014	2013	2012	2014	2013
Selling, general and administrative	$841.1	$742.6	$687.7	13.3%	8.0%
As a percent of Net sales	18.8%	18.6%	16.8%

2014 compared to 2013:

SG&A expenses increased $98.5 million or 13.3% in 2014 compared to 2013 primarily due to higher employee-related compensation expenses, acquisition and integration charges related to the acquisition of an API business and associated R&D facility and higher selling and promotional expense for expansion in emerging markets.

2013 compared to 2012:

SG&A expenses increased $54.9 million or 8.0% in 2013 compared to 2012 primarily due to increased selling and promotional expense for expansion in emerging markets and various products including Precedex™, legal costs and employee-related compensation expenses.

Interest expense

We incurred Interest expense of $77.2 million in 2014, $86.2 million in 2013 and $86.3 million in 2012.

Interest expense decreased in 2014 compared to 2013 due to an increase in capitalized interest on capital projects, partially offset by the impact of accelerated swap gains recognized in 2013 after we refinanced certain senior notes.

Interest expense slightly decreased in 2013 compared to 2012 due to higher capitalized interest on capital projects partially offset by higher interest expense associated with an overlap of outstanding debt when we refinanced certain senior notes.

Refer to the section captioned "Liquidity and Capital Resources" below and Note 19 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report for further information regarding our debt and credit facilities.

Other expense, net

Other expense, net was $0.9 million in 2014, $53.6 million in 2013 and $14.4 million in 2012, which includes amounts related to foreign currency transaction gains and losses, interest income, and other items.

Other expense, net decreased in 2014 compared to 2013 primarily due to $5.8 million of gains on outstanding foreign currency hedges related to the acquisition of an API business and associated R&D facility recognized during 2014 compared to the 2013 early extinguishment of debt and certain investment impairments discussed below.

Other expense, net increased in 2013 compared to 2012 primarily due to $33.4 million incurred for an early extinguishment of debt and $14.5 million for certain investment impairments in 2013 which were higher than the investment impairments of $10.1 million incurred in 2012.

Foreign exchange loss, net for 2014, 2013, and 2012 was $6.0 million, $9.1 million, and $9.2 million, respectively. Interest income for 2014, 2013 and 2012 was $6.8 million, $5.3 million, and $5.9 million, respectively.

Income tax expense (benefit)

The following effective tax rates are generally less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain jurisdictions outside the U.S. as well as lower statutory tax rates in substantially all non-U.S. jurisdictions in which we operate.

In 2012 the Internal Revenue Service commenced the audit of our 2010 and 2011 U.S. federal tax returns. In addition, we remain open to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. We estimate that up to $7 million of unrecognized tax benefits may be recognized within the next twelve months.

2014 compared to 2013:

The effective tax rate was an expense of 18.5% for 2014, compared to a benefit of 79.8% for 2013. We realized a Net Loss in 2013, primarily a result of charges related to the initiation of our Device Strategy.

2013 compared to 2012:

The tax benefit of 79.8% for 2013 and 121.7% for 2012 primarily resulted from the impact of higher quality and device-related charges incurred in higher tax rate jurisdictions. During 2013, the portion of income historically benefiting from tax exemptions was negatively impacted by Device Strategy charges creating an unfavorable comparison to the 2012 tax benefit.

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

Equity income from affiliates, net

Equity income from affiliates, net was $16.9 million in 2014, $16.6 million in 2013, and $35.1 million in 2012. The decreases in 2014 and 2013 from 2012 are primarily due to income from Hospira's joint venture associated with the U.S. launch of docetaxel in 2011 and subsequent price erosion associated with increased competition in 2014, 2013, and 2012.

Liquidity and Capital Resources

Net cash provided by operating activities continues to be our primary source of funds to finance operating needs including capital expenditures, certain quality and product related matters, the Device Strategy, research and development expenditures and inventory, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under the revolving credit facility, other uncommitted lines of credit in certain international countries and access to the capital markets. In addition, we may enter into further development alliances and collaborations to fund our research and development activities. We believe that our current capital resources will be sufficient to finance our operations, including debt service obligations, capital expenditures, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at December 31, 2014, approximately $305 million is held in foreign jurisdictions. We regularly review our needs in the U.S. for possible repatriation of foreign subsidiary earnings, and we intend to permanently invest all foreign subsidiary earnings outside of the U.S. We plan to use these foreign subsidiary earnings and cash held outside the U.S. in our foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. We believe that our current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under our revolving credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, we utilize certain funding strategies in an effort to ensure our worldwide cash is available in the locations in which it is needed. For the foregoing reasons, we have no intention of repatriating earnings held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, we could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause us to reevaluate the possible repatriation of foreign subsidiary earnings.

We have outstanding advances, net of inventory receipts, of $45.5 million to Celltrion through December 31, 2014 for the purchase of certain biosimilar products. Additional supplier advances in the aggregate of $25.0 million for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. We may distribute and market additional products sourced from Celltrion which would require additional advances.

On September 30, 2014, we purchased a convertible bond from Celltrion Healthcare with an aggregate principal amount denominated in Korean Won equal to $200.0 million U.S. Dollars, due on September 30, 2019, interest payable quarterly at an annual rate of 6.0%. The terms of the convertible bond, further described in Note 6 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" and amendment to the co-exclusive agreement, discussed in the section captioned "Product Development and Product Launches" above, do not impact cumulative supplier advances discussed above.

On July 4, 2014 we acquired Orchid's penem and penicillin API business and related R&D facility, as further described in the section captioned "Acquisitions" within this Item 7, for a preliminary purchase price of $247.2 million, which included the settlement of previous Hospira advances, with available capital resources.

Summary of Sources and (Uses) of Cash

Years Ended December 31 (dollars in millions)	2014	2013	2012
Operating activities	$661.4	$317.4	$478.0
Investing activities	(709.4)	(370.3)	(304.0)
Financing activities	71.5	94.3	(0.6)

Operating Activities

Net cash provided by operating activities increased in 2014 compared to 2013 primarily due to higher operating earnings.

Net cash provided by operating activities decreased in 2013 compared to 2012 primarily due to increases in inventory, payments related to strengthening quality, manufacturing and compliance functions and higher income tax payments, partially offset by distributions received from equity affiliates.

Investing Activities

Net cash used in investing activities increased in 2014 compared to 2013 primarily due to the acquisition of an API business and associated R&D facility, an investment in Celltrion Healthcare, Vizag, India capacity expansion and increased capital expenditures for modernization initiatives at several of our manufacturing facilities, offset by proceeds from the sales of assets and businesses.

Net cash used in investing activities increased in 2013 compared to 2012 primarily due to higher capital expenditures at several of our manufacturing facilities related to modernization initiatives, as well as information technology projects.

Financing Activities

Net cash provided by financing activities decreased in 2014 compared to 2013 primarily due to repayments of other borrowings in certain foreign locations, partially offset by increased proceeds from employee stock option exercises.

Net cash provided by (used in) financing activities in 2013 was $94.3 million compared to $(0.6) million in 2012. The increase in 2013 is due to increased borrowings to support non-U.S. operations and Hospira's refinancing of certain senior unsecured notes with net proceeds of $41.8 million, which are partially offset by payments of $39.8 million for the early extinguishment of the notes.

Summary of Financial Position

As of December 31 (dollars in millions)	2014	2013
Cash and cash equivalents	$802.4	$798.1
Working capital	1,654.1	1,673.4
Short-term borrowings and long-term debt	1,756.0	1,840.7

Working Capital (Total Current Assets less Total Current Liabilities)

Available working capital decreased slightly as of December 31, 2014 compared to December 31, 2013 primarily due to increases in current liabilities, including higher trade accounts payable due to the timing of vendor payments and higher employee related compensation accruals, partially offset by lower short-term borrowings due to repayments of Hospira's other borrowings in certain foreign locations in 2014.
Debt and Capital
For more information on our Senior Notes and other borrowings, interest rate swap contracts, and debt covenants, see Note 19 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data." For more information on share repurchases, see Note 22 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data."
Contractual Obligations

The following table summarizes Hospira's estimated contractual obligations as of December 31, 2014:

	Payment Due by Period
(dollars in millions)	Total	2015	2016-2017	2018-2019	2020 and Thereafter
Debt and interest payments	$2,862.0	$106.6	$735.0	$133.0	$1,887.4
Capital and operating lease obligations	164.1	40.6	53.1	26.2	44.2
Purchase commitments(1)	994.7	932.3	51.7	10.7	—
Other long-term liabilities reflected on the consolidated balance sheet(2)	111.6	—	103.0	8.6	—
Total	$4,132.4	$1,079.5	$942.8	$178.5	$1,931.6
_______________________________________________________________________________

(1)
Purchase obligations for purchases made in the normal course of business to meet operational and capital requirements. Hospira has committed to make potential future "milestone" payments to third parties as part of in-licensing and development agreements. Payments under these agreements are contingent upon achievement of certain developmental, regulatory and/or commercial milestones and are not included in the table above. For further details regarding collaborative and other arrangements, see Note 5 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

(2)
Includes liability of $33.9 million relating to unrecognized tax benefits, penalties and interest; excludes $147.1 million of other long-term liabilities related primarily to pension and other post-retirement benefit obligations.

Hospira's other commercial commitments as of December 31, 2014, representing commitments not recognized on the balance sheet but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value-added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2014, Hospira had $28.2 million of these commitments, with a majority expiring from 2015 to 2016. No amounts have been drawn on these letters of credit or bonds.

Hospira has no material exposures to off-balance sheet arrangements, no special purpose entities and no activities that include non-exchange-traded contracts accounted for at fair value.

Critical Accounting Policies

Critical accounting policies are those policies that require management to make the most difficult, subjective or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies involve judgments and uncertainties that are sufficiently sensitive to result in materially different results under different assumptions and conditions. We believe our most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 1 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report.

Critical Accounting Policy	Footnote reference within Part II, Item 8. Financial Statements and Supplementary Data
Revenue Recognition (including Chargebacks, Rebates and Returns)	Note 1
Inventories	Note 1, 4, 9
Unapproved Products	Note 1
Stock-Based Compensation	Note 1, 24
Pension and Other Post-Retirement Benefits	Note 1, 18
Business Combinations	Note 1, 2
Impairment of Long-Lived and Other Assets (including Property and Equipment and Intangible Assets, Net, Goodwill, and Investments)	Note 1, 3, 4, 6, 11, 12
Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals	Note 1, 4, 17
Loss Contingencies	Note 1, 25
Income Taxes	Note 1, 21

Revenue Recognition

We recognize revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. Contract manufacturing typically involves filling customers' API into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recognized primarily upon shipment to the customer for the materials and labor provided by Hospira. Upon recognizing revenue from a sale, we record an estimate for certain items that reduce gross sales in arriving at our reported Net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

Chargebacks—Our total chargeback accrual for all products was $126.3 million and $133.5 million at December 31, 2014 and 2013, respectively, and is included in Trade receivables on the consolidated balance sheets. Settlement of chargebacks on average generally occurs 30 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2014, would decrease Net sales and decrease Income Before Income Taxes by approximately $1.8 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2014, would decrease Net sales and decrease Income Before Income Taxes by approximately $1.1 million, compared to what Net sales would have been if the units sold were not subject to chargebacks.

Rebates—At December 31, 2014 and 2013, accrued rebates of $135.5 million and $150.4 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. In determining provisions for rebates to direct customers, we consider the volume of eligible purchases by these customers and the rebate terms. In determining rebates on sales through wholesalers, we consider the volume of eligible contract purchases, the rebate terms and the estimated level of inventory at the wholesalers that would be subject to a rebate, which is estimated as described above under "Chargebacks." Upon receipt of a chargeback, due to the availability of product and customer specific information, we can then establish a specific provision for fees or rebates based on the specific terms of each agreement. Rebates under governmental programs are based on the estimated volume of products sold subject to these programs. Each period the estimates are reviewed and revised, if necessary, in conjunction with a review of contract volumes within the period.

The following table is an analysis of chargebacks and rebates for years ended 2014, 2013 and 2012:

(dollars in millions)	Chargebacks	Rebates
Balance at January 1, 2012	$148.2	$129.5
Provisions, including adjustments of $2.4 related to chargebacks in prior periods	1,431.0	228.7
Payments and releases	(1,397.0)	(214.8)
Balance at December 31, 2012	182.2	143.4
Provisions, including adjustments of $2.3 related to chargebacks in prior periods	975.8	201.1
Payments and releases	(1,024.5)	(194.1)
Balance at December 31, 2013	133.5	150.4
Provisions, including adjustments of $0.2 related to chargebacks in prior periods	1,096.9	204.3
Payments and releases	(1,104.1)	(219.2)
Balance at December 31, 2014	$126.3	$135.5

Provisions for chargebacks primarily fluctuate based on changes in the sales price to the wholesaler (and distributors) and the estimated price to the end customer. Provisions for chargebacks were 19.1%, 18.5% and 25.2% as a percentage of gross sales, for the years ended December 31, 2014, 2013 and 2012. The provision increased as a percentage of gross sales between 2014 and 2013 primarily due to a greater increase in wholesaler (and distributor) pricing as compared with an increase in price to the end customer. The provision decreased as a percentage of gross sales between 2013 and 2012 primarily due to wholesaler price decreases for docetaxel and an increase in end customer prices for certain U.S. products.

Returns—At December 31, 2014 and 2013, accrued returns of $41.8 million and $30.4 million, respectively, were included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, we consider other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued and entrance in the market of additional competition.

Inventories

At December 31, 2014 and 2013, inventory reserves were $136.4 million and $143.3 million, respectively. We monitor inventories for exposures related to obsolescence, excess and date expiration, non-conformance, product recalls and loss and damage, and recognize a charge to Cost of products sold for the amount required to reduce the carrying value of inventory to estimated net realizable value.

Unapproved Products

Unapproved product inventories were $52.5 million and $7.1 million as of December 31, 2014 and 2013, respectively, and the current and long-term portions are included in Prepaid expenses and Other assets, respectively, in the consolidated balance sheets. Unapproved product reserves were $7.6 million and $2.3 million as of December 31, 2014 and 2013, respectively. We monitor the status of unapproved products on a regular basis and, in making the determination to capitalize the costs, consider the regulatory approval process, specific regulatory risks or other contingencies, such as legal risks or hurdles, or if there are any specific issues identified during the process relating to the safety, efficacy, manufacturing, marketing or labeling of the product. To meet the initial product launch requirements, we capitalize product costs based on anticipated future sales and product expiry dates, which support the net realizable value. Expiry dates of the product are affected by the stage of completion. We manage the levels of products at each stage to optimize the shelf life of the product in relation to anticipated market demand in order to attempt to avoid product expiry issues. If there is a delay in commercialization or regulatory approval is no longer considered probable, the capitalized product costs are evaluated and we recognize a charge to Cost of products sold for the amount required to reduce the carrying value to estimated net realizable value.

Stock-Based Compensation

Stock-based compensation transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. We use the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility, expected life of the awards and forfeiture rates. Given the considerable judgment involved in these assumptions and complex modeling, we typically obtain assistance from third-party valuation specialists. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated, could have been materially impacted. Furthermore, if we use different assumptions for future stock-based compensation transactions, stock-based compensation expense could be materially impacted in future periods.

Pension and Other Post-Retirement Benefits

We provide pension and other post-retirement medical and dental benefits to certain of our active and retired employees based both inside and outside of the U.S. We develop assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, mortality rate and the healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics and reviews public market data and general economic information. These assumptions involve inherent uncertainties based on market conditions generally outside of our control. Assumption changes could affect the reported funded status of our plans and, as a result, could result in higher funding requirements and net periodic benefit costs.

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

Sensitivity analysis for U.S. plans which represent the primary portion of obligations is as follows:

	Year Ended December 31, 2014 Net Benefit Cost (Income)/Expense		As of December 31, 2014 Benefit Obligation (Decrease)/Increase
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.3)	$4.8	$(71.6)	$88.6
Expected long-term return on assets	(4.8)	4.8	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(6.1)	7.6
Expected healthcare cost trend rate (initial and ultimate)	0.6	(0.5)	7.0	(5.8)

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development projects, and liabilities assumed, are recognized at their respective fair values, with limited exceptions, as of the acquisition date. If the acquisition date fair value of an asset acquired or liability assumed that arises from a contingency cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Given the considerable judgment involved in determining fair values, Hospira typically obtains assistance from third-party valuation specialists for significant items. The excess of consideration transferred to the seller over the fair value of the net assets acquired is recognized as goodwill. If Hospira determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recognized.

Acquisition costs, such as legal costs, due diligence fees and business valuation costs, are expensed as incurred. The operating results of the acquired business are reflected in Hospira’s consolidated financial statements from the date of the acquisition.

Impairment of Long-Lived and Other Assets

Property and Equipment and Intangible Assets, Net—The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to their carrying value. Indefinite-lived intangible assets are tested for impairment using either a qualitative assessment, if elected, or a quantitative test at least annually, or more frequently if an event occurs or circumstances change that may reduce the fair value below its carrying value. If an impairment is identified, a loss is recognized equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, expected launch dates, the useful life of the asset and residual value, if any. When necessary, we use internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Goodwill—The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in performing the qualitative assessment, if elected, and in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Given the considerable judgment involved in determining fair values, we typically obtain assistance from third-party valuation specialists. Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including research and development, selling, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require the selection of appropriate peer group companies. In addition, we analyze differences between the sum of the fair value of the reporting units and Hospira's total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others, trade names, customer relationships, inventory, intangible assets (both recognized and unrecognized) and property, plant and equipment.

The use of different assumptions, estimates or judgments in the goodwill impairment testing process may significantly increase or decrease the estimated fair value of a reporting unit or the implied fair value of goodwill, or both. Generally, changes in discounted cash flow ("DCF") estimates would have a similar effect on the estimated fair value of the reporting unit. That is, a one percent decrease in estimated DCF's would decrease the estimated fair value of the reporting unit by approximately one percent. Hospira believes that its estimates of DCF's and allocations of fair value to assets and liabilities and the above underlying assumptions used are reasonable, but future changes in the underlying assumptions could differ due to the inherent judgment in making such estimates.

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of our common shares, deterioration in our performance or our future projections, or changes in Hospira's plans for one or more reporting units.

Investments—We regularly review our investments to determine whether an impairment or other-than-temporary decline in market value exists. We consider numerous factors, including factors affecting the investee, the industry of the investee, general equity market trends and external economic factors, including, for example, foreign exchange rates. We consider the length of time an investment's market value has been below carrying value and the prospects for recovery to carrying value.

When we determine that an impairment or other-than-temporary decline has occurred, the carrying basis of the investment is written down to fair value and the amount of the write-down is included in Other expense, net.

Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Hospira’s pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by governmental authorities. We operate quality systems designed to maintain and confirm compliance with current regulatory requirements, identify issues, if any, and appropriately assure the safety and performance of our products for the duration of the product’s life-cycle. Certain corrective or preventative actions for Hospira’s products have been, and may in the future, be required under current regulatory requirements.

We accrue for costs of product recalls, customer sales allowances, customer accommodations and other related costs based on management’s best estimates when it is probable a liability has been incurred, and the amount of loss can be reasonably estimated, which generally occurs when management commits to a corrective or preventative action and/or regulatory requirements dictate. Product recall, customer accommodations and other related costs, recognized in Cost of products sold, include materials, costs to address identified issues, deployment costs such as labor, freight, product collection and destruction costs, supplier penalties for canceled purchase commitments and other customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, or pharmaceutical product), location of product subject to action, age of the device and duration of activities, among other factors. Customer sales allowance charges, recognized as a reduction of Net sales, include amounts that are committed to be provided to customers, which may be used as a credit for transition to alternative technology in support of a product’s retirement and removal from the market. Cost estimates consider factors such as the sales price of the device product sold and age of the device, among other factors. Accruals for various product recalls, customer sales allowances, customer accommodations and other related costs were $158.8 million and $214.2 million as of December 31, 2014 and December 31, 2013 respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake.

Loss Contingencies

We accrue for loss contingencies when a loss is considered probable and the amount can be reasonably estimated. If a reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum loss contingency amount in the range is accrued. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known.

Income Taxes

Our provision for income taxes is based on taxable income (loss) at statutory tax rates in effect in the various jurisdictions in which we operate. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments.

Liabilities for unrecognized tax benefits are established when, despite Hospira's belief that the tax return positions are fully supportable, certain positions are likely to be challenged based on the applicable tax authority's determination of the positions. Such liabilities are based on management's judgment, utilizing internal and external tax advisors and represent management's best estimate as to the likely outcome of tax audits. The provision for income taxes includes the impact of changes to unrecognized tax benefits. Each quarter, we review the anticipated mix of income derived from the various taxing jurisdictions and the associated liabilities. We consider prescribed recognition thresholds and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings of certain foreign subsidiaries when we intend to reinvest these earnings indefinitely to fund foreign investments or meet foreign working capital and plant and equipment acquisition needs.

Recently Issued and Adoption of New Accounting Standards

The disclosure contained in Note 1 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Financial Instrument and Risk Management

We operate globally, and earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. Upon consideration of management objectives, costs and opportunities, we use derivative instruments, including foreign currency forward exchange contracts, foreign currency option contracts and interest rate swaps to manage these risks. We enter into derivative instrument contracts with a diversified group of major financial institutions to limit the amount of credit exposure to nonperformance by any one institution. We do not utilize derivative instruments for trading or speculative purposes.

Foreign Currency Sensitive Financial Instruments

Our operations are exposed to currency exchange-rate risk, which is mitigated by our use of foreign currency forward exchange contracts. Hospira's objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars, Indian rupees and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, and, therefore, changes in the fair value are recognized in earnings in Other expense, net, during the term of the forward contract. The fair value changes of these forward contracts are expected to offset the foreign exchange currency changes of the underlying exposure that also are recognized in earnings. As of December 31, 2014, Hospira had forward contracts of $572.0 million notional value primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within twelve months. Net forward contract (income) expense for the years ended December 31, 2014, 2013 and 2012 was $(5.1) million, $(0.1) million and $(4.2) million, respectively. The fair value of forward contracts was a net receivable of $2.4 million and net liability of $2.7 million as of December 31, 2014 and 2013, respectively.

As part of its risk management program, Hospira performs sensitivity analyses of changes in the fair value of foreign currency forward exchange contracts outstanding at December 31, 2014 and, while not predictive in nature, indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net receivable balance of $2.4 million would decrease to a net payable position of $8.7 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at December 31, 2014 by replacing the actual exchange rates at December 31, 2014 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

In June 2014, we exited foreign currency option contracts with an aggregate notional value of 10.0 billion Indian rupees, for a gain of $5.8 million. These contracts were entered into in January 2014 and November 2013 to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the purchase price for the acquisition of Orchid's penem and penicillin API business and related R&D facility. See the section captioned "Acquisitions" above for further information regarding the acquisition. Since the derivatives were hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in Other expense, net in the consolidated financial statements.

Interest Rate Sensitive Financial Instruments

Our primary interest rate exposures relate to cash and cash equivalents, debt investments and fixed and variable rate debt. Our objective in managing exposure to changes in interest rates is to reduce volatility on earnings and cash flows associated with these changes. We utilize a mix of maturities along with both fixed-rate and variable-rate debt to manage changes in interest rates.

In December 2014, we entered into interest rate swaps contracts whereby the $350.0 million principal amount of 5.20% note due in August 2020 was effectively converted from fixed to floating rate debt. As part of our risk management program, we perform sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates associated with outstanding interest rates swap contracts. A 100 basis point increase in interest rates affecting our interest rate swap contracts would result in an annual loss of approximately $3.5 million.

Hospira's investment portfolio of $1.1 billion at December 31, 2014, consists of cash and cash equivalents, investments in affiliated companies and marketable and cost-method investments. Marketable investments consist of marketable securities classified as available-for-sale. The carrying value of the investment portfolio approximates fair market value at December 31, 2014, and the value at maturity, as the majority of investments consist of securities with maturities of less than three months. Because our investments consist principally of cash and cash equivalents, a hypothetical one percentage point increase/(decrease) in interest rates, based on average cash and cash equivalents during the year, would increase/(decrease) interest income by approximately $6.9 million.

Refer to the section captioned "Liquidity and Capital Resources" above, as well as Notes 1, 6, 7, 8 and 19 to the consolidated financial statements included in "Part II, Item 8. Financial Statements and Supplementary Data" of this report for further information.

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

Company management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria. Our assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls of the penem and penicillin API business located in Aurangabad, India, and associated research and development facility based in Chennai, India, acquired on July 4, 2014, which is included in our 2014 consolidated financial statements and represented approximately 4% of our total assets as of December 31, 2014, and less than 1% of our total net sales for the year ended December 31, 2014.

The Company's independent registered public accounting firm has issued an audit report on their assessment of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.

/s/ F. MICHAEL BALL Chief Executive Officer February 12, 2015	/s/ THOMAS E. WERNER Senior Vice President, Finance, and Chief Financial Officer February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hospira, Inc.
Lake Forest, Illinois
We have audited the accompanying consolidated balance sheets of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income (loss) and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hospira, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hospira, Inc.
Lake Forest, Illinois
We have audited the internal control over financial reporting of Hospira, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the penem and penicillin API business located in Aurangabad, India, and associated research and development facility based in Chennai, India, which were acquired on July 4, 2014 and whose financial statements constitute approximately 4% of total assets and less than 1% of total net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at the Aurangabad and Chennai facilities. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 12, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 12, 2015

Hospira, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(dollars and shares in millions, except for per share amounts)

	Years Ended December 31,
Statements of Income (Loss):	2014	2013	2012
Net sales	$4,463.7	$4,002.8	$4,092.1

Cost of products sold	2,877.2	2,922.3	2,978.7
Restructuring, impairment and (gain) on disposal of assets, net	(65.2)	19.6	63.3
Research and development	344.3	301.7	303.6
Selling, general and administrative	841.1	742.6	687.7
Total operating costs and expenses	3,997.4	3,986.2	4,033.3
Income From Operations	466.3	16.6	58.8

Interest expense	77.2	86.2	86.3
Other expense, net	0.9	53.6	14.4
Income (Loss) Before Income Taxes	388.2	(123.2)	(41.9)

Income tax expense (benefit)	71.9	(98.3)	(51.0)
Equity income from affiliates, net	(16.9)	(16.6)	(35.1)
Net Income (Loss)	$333.2	$(8.3)	$44.2

Earnings (Loss) Per Common Share:
Basic	$1.98	$(0.05)	$0.27
Diluted	$1.95	$(0.05)	$0.27
Weighted Average Common Shares Outstanding:
Basic	168.2	165.6	165.0
Diluted	170.8	165.6	166.0

Statements of Comprehensive Income (Loss):
Foreign currency translation adjustments, net of taxes of $0.0 for all years	$(130.4)	$(146.5)	$0.2
Pension liability adjustments, net of taxes of $15.9, $(16.6) and $(10.4), respectively	(28.9)	29.0	15.3
Unrealized (losses) gains on investments, net of taxes $3.4, $0.0 and $0.0, respectively	(5.7)	1.1	(0.5)
Gains (losses) on cash flow hedges, net of taxes of $0.0, $1.5 and $0.0, respectively	0.1	(2.4)	0.1
Other Comprehensive (Loss) Income	(164.9)	(118.8)	15.1
Net Income (Loss)	333.2	(8.3)	44.2
Comprehensive Income (Loss)	$168.3	$(127.1)	$59.3

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Cash Flows

(dollars in millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flow From Operating Activities:
Net Income (Loss)	$333.2	$(8.3)	$44.2
Adjustments to reconcile Net Income (Loss) to net cash from operating activities-
Depreciation	181.4	171.8	164.0
Amortization of intangible assets	76.7	85.7	83.6
Loss on early debt extinguishment	—	33.4	—
Stock-based compensation expense	52.0	41.6	40.0
Undistributed equity income from affiliates	(16.9)	(16.6)	(35.1)
Distributions received from equity affiliates	16.3	37.5	—
Deferred income taxes and other tax adjustments	49.2	(117.9)	(90.3)
Impairment and other asset charges	30.9	73.1	72.8
Gains on dispositions of assets, net	(100.2)	(0.9)	(5.9)
Changes in assets and liabilities, net of the effects of acquisitions
Trade receivables	(61.4)	66.3	(4.1)
Inventories	(72.9)	(138.2)	27.5
Prepaid expenses and other assets	12.2	(45.1)	(37.4)
Trade accounts payable	87.5	41.3	26.5
Other liabilities	56.6	73.7	183.8
Other, net	16.8	20.0	8.4
Net Cash Provided by Operating Activities	661.4	317.4	478.0

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers of $13.5, $17.0 and $29.3, respectively)	(392.2)	(353.5)	(290.1)
Acquisitions, net of cash acquired	(223.4)	—	—
Other payments to acquire business	—	—	(15.0)
Purchases of intangibles and other investments	(35.2)	(18.2)	(11.6)
Purchase of debt security	(200.0)	—	—
Proceeds from disposition of businesses and assets	141.4	1.4	12.7
Net Cash Used in Investing Activities	(709.4)	(370.3)	(304.0)

Cash Flow From Financing Activities:
Issuance of long-term debt, net of fees paid	—	691.8	—
Repayment of long-term debt	—	(650.0)	—
Payment on early debt extinguishment	—	(39.8)	—
Other borrowings, net	(91.1)	74.6	(10.7)
Excess tax benefit from stock-based compensation arrangements	9.3	1.4	2.2
Proceeds from stock options exercised	153.3	16.3	7.9
Net Cash Provided By (Used in) Financing Activities	71.5	94.3	(0.6)

Effect of exchange rate changes on cash and cash equivalents	(19.2)	(15.4)	1.2

Net change in cash and cash equivalents	4.3	26.0	174.6
Cash and cash equivalents at beginning of year	798.1	772.1	597.5
Cash and cash equivalents at end of year	$802.4	$798.1	$772.1

Supplemental Cash Flow Information:
Cash paid during the year-
Interest	$102.3	$94.4	$102.2
Income taxes, net of refunds	$49.8	$66.5	$10.7
Accrued capital expenditures	$36.6	$42.2	$28.8

 The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Balance Sheets

(dollars in millions)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$802.4	$798.1
Trade receivables, less allowances of $9.6 and $11.2, respectively	601.9	574.3
Inventories, net	1,133.3	1,066.2
Deferred income taxes and other	230.0	208.6
Prepaid expenses	69.3	90.0
Other receivables	117.3	101.3
Total Current Assets	2,954.2	2,838.5
Property and equipment, net	1,816.7	1,574.2
Intangible assets, net	123.4	172.2
Goodwill	1,089.1	1,057.7
Deferred income taxes	295.4	358.9
Investments	252.2	33.1
Other assets	119.0	144.3
Total Assets	$6,650.0	$6,178.9
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$6.8	$93.7
Trade accounts payable	414.5	329.2
Salaries, wages and commissions	252.0	185.4
Other accrued liabilities	626.8	556.8
Total Current Liabilities	1,300.1	1,165.1
Long-term debt	1,749.2	1,747.0
Deferred income taxes	5.4	3.2
Post-retirement obligations and other long-term liabilities	258.7	301.7
Commitments and Contingencies
Shareholders' Equity:
Common stock	1.8	1.8
Treasury stock, at cost	(599.8)	(599.8)
Additional paid-in capital	2,044.5	1,838.1
Retained earnings	2,257.0	1,923.8
Accumulated other comprehensive loss	(366.9)	(202.0)
Total Shareholders' Equity	3,336.6	2,961.9
Total Liabilities and Shareholders' Equity	$6,650.0	$6,178.9

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Consolidated Statements of Changes in Shareholders' Equity

(dollars and shares in millions)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock, at cost
	Shares	Amount					Total
Balances at January 1, 2012	164.7	$1.8	$(599.8)	$1,746.4	$1,887.9	$(98.3)	$2,938.0
Net Income	—	—	—	—	44.2	—	44.2
Other Comprehensive Income	—	—	—	—	—	15.1	15.1
Changes in shareholders' equity related to incentive stock programs	0.6	—	—	44.4	—	—	44.4
Balances at December 31, 2012	165.3	1.8	(599.8)	1,790.8	1,932.1	(83.2)	3,041.7
Net Loss	—	—	—	—	(8.3)	—	(8.3)
Other Comprehensive Loss	—	—	—	—	—	(118.8)	(118.8)
Changes in shareholders' equity related to incentive stock programs	0.7	—	—	47.3	—	—	47.3
Balances at December 31, 2013	166.0	1.8	(599.8)	1,838.1	1,923.8	(202.0)	2,961.9
Net Income	—	—	—	—	333.2	—	333.2
Other Comprehensive Loss	—	—	—	—	—	(164.9)	(164.9)
Changes in shareholders' equity related to incentive stock programs	4.4	—	—	206.4	—	—	206.4
Balances at December 31, 2014	170.4	$1.8	$(599.8)	$2,044.5	$2,257.0	$(366.9)	$3,336.6

The accompanying notes are an integral part of these consolidated financial statements.

Hospira, Inc.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Description of Business

Hospira, Inc. is a leading provider of injectable drugs and infusion technologies, and a global leader in biosimilars all of which it develops, manufactures, markets and distributes. Through its broad, integrated portfolio, Hospira is uniquely positioned to Advance Wellness™ by improving patient and caregiver safety while reducing healthcare costs. Hospira's portfolio includes generic acute-care and oncology injectables, biosimilars, and integrated infusion therapy and Medication Management products. Hospira's broad portfolio of products is used by hospitals and alternate site providers, such as clinics, home healthcare providers and long-term care facilities.

Basis of Presentation

The consolidated financial statements, prepared in conformity with United States generally accepted accounting principles, include the accounts of Hospira and all of its controlled majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The financial statements include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include, but are not limited to, provisions for chargebacks, customer allowances, rebates, returns, inventories, unapproved products, stock-based compensation, impairment of long-lived and other assets, product recalls, customer sales allowances, customer accommodations and other related accruals, business combinations, income taxes, pension and other post-retirement benefit liabilities and loss contingencies.

Revenue Recognition

Hospira recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable and collectability is reasonably assured. For other than certain drug delivery pumps and contract manufacturing, product revenue is recognized when products are delivered to customers and title passes. Contract manufacturing typically involves filling customers' active pharmaceutical ingredients into delivery systems. Under these arrangements, customers' API is often consigned to Hospira and revenue is recognized primarily upon shipment to the customer for the materials and labor provided by Hospira. Upon recognizing revenue from a sale, Hospira records an estimate for certain items that reduce gross sales in arriving at its reported Net sales for each period. These items include chargebacks, rebates and other items (such as cash discounts and returns). Provisions for chargebacks and rebates represent the most significant and complex of these estimates.

Arrangements with Multiple Deliverables—In certain circumstances, Hospira enters into arrangements in which it commits to provide multiple elements (deliverables) to its customers. Hospira allocates revenue to arrangements with multiple deliverables based on their relative selling prices. In such circumstances, Hospira applies a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price. Vendor-specific objective evidence generally exists only when Hospira sells the deliverable separately and is the price actually charged by Hospira for that deliverable. Where vendor-specific objective evidence of fair value and third-party evidence of selling price are not available, Hospira's process for determining best estimate of the selling price includes multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered in developing the best estimate of the selling price for pumps, software and software related services include prices charged by Hospira for similar offerings, historical pricing practices, the market and nature of the deliverable and the relative best estimate of the selling price of certain deliverables compared to the total selling price of the arrangement.

At Hospira, in most multiple element arrangements, software is not essential to the functionality of the pump, and in these instances, Hospira has identified three primary deliverables. The first deliverable is the pump which is recognized as delivered, the second deliverable is the related sale of disposable products which are recognized as the products are delivered and the third deliverable is the software and software related services. Revenue recognition for the third deliverable is further described below in the Software section of this Note 1. The allocation of revenue for the first and second deliverable is based on vendor-specific objective evidence of fair value and for the third deliverable is based on Hospira's best estimate of the selling price.

Software—Hospira recognizes revenue for the server-based suite of software applications not essential to the functionality of a pump and related maintenance and implementation services. Software revenue for multiple-element revenue arrangements is allocated based on the relative fair value of each element, and fair value is generally determined by vendor-specific objective evidence of fair value. If Hospira cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, Hospira defers revenue until all elements are delivered and services have been performed. Perpetual software license revenue and implementation service revenue are generally recognized as obligations are completed. Software subscription license and software maintenance revenue is recognized ratably over the applicable contract period.

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

Hospira's total chargeback accrual for all products was $126.3 million and $133.5 million at December 31, 2014 and 2013, respectively, and included in Trade receivables on the consolidated balance sheets. Settlement of chargebacks on average generally occurs 30 days after the sale to wholesalers. A one percent decrease in end customer contract prices for sales pending chargeback at December 31, 2014, would decrease Net sales and Income Before Income Taxes by approximately $1.8 million. A one percent increase in units sold subject to chargebacks held by wholesalers at December 31, 2014, would decrease Net sales and Income Before Income Taxes by approximately $1.1 million, compared to what Net sales would have been if the units sold were not subject to chargebacks.

Rebates—Hospira offers rebates to direct customers, customers who purchase from certain wholesalers at end customer contract prices and government agencies, which administer various programs such as Medicaid. Direct rebates are generally rebates paid to direct purchasing customers based on a contracted discount applied to the direct customer's purchases. Indirect rebates are rebates paid to "indirect customers" that have purchased Hospira products from a wholesaler under a pricing agreement with Hospira. Governmental agency rebates are amounts owed based on legal requirements with public sector benefit providers (such as Medicaid), after the final dispensing of the product by a pharmacy to a benefit plan participant. Rebate amounts are usually based upon the volume of purchases. Hospira estimates the amount of the rebate due at the time of sale and records the liability as a reduction of gross sales at the same time the product sale is recognized. Settlement of the rebate generally occurs from 1 to 15 months after sale.

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

Hospira regularly analyzes the historical rebate trends and makes adjustments to recognized accruals for changes in trends and terms of rebate programs. At December 31, 2014 and 2013, accrued rebates of $135.5 million and $150.4 million, respectively, are included in Other accrued liabilities on the consolidated balance sheets. The methodology used to estimate and provide for rebates was consistent across all periods presented.

Returns—Provisions for returns are provided for at the time the related Net sales are recognized and are reflected as a reduction of sales. The estimate of the provision for returns is primarily based on historical experience of actual returns. Additionally, Hospira considers other factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued and entrance in the market of additional competition. This estimate is reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to Net sales. Accrued returns were $41.8 million and $30.4 million as of December 31, 2014 and 2013, respectively, and included in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.
Warranties
Hospira offers warranties on certain medication management products and generally determines the warranty liability by applying historical claims rate experience and the cost to replace or repair products under warranty. Product warranty accruals were not material at December 31, 2014 and 2013.

Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

Hospira’s pharmaceutical and device products are subject to extensive, complex and increasing oversight and regulation by governmental authorities. Hospira operates quality systems designed to maintain and confirm compliance with current regulatory requirements, identify issues, if any, and appropriately assure the safety and performance of Hospira’s products for the duration of the product’s life-cycle. Certain corrective or preventative actions for Hospira’s products have been, and may in the future, be required under current regulatory requirements.

Hospira accrues for costs of product recalls, customer sales allowances, customer accommodations and other related costs based on management’s best estimates when it is probable a liability has been incurred, and the amount of loss can be reasonably estimated, which generally occurs when management commits to a corrective or preventative action and/or regulatory requirements dictate. Product recall, customer accommodations and other related costs, recognized in Cost of products sold, include materials, costs to address identified issues, deployment costs such as labor, freight, product collection and destruction costs, supplier penalties for canceled purchase commitments and other customer accommodations. Cost estimates consider factors such as historical experience, product quantity, product type (device hardware or software, or pharmaceutical product), location of product subject to action, age of the device and duration of activities, among other factors. Customer sales allowance charges, recognized as a reduction of Net sales, include amounts that are committed to be provided to customers, which may be used as a credit for transition to alternative technology in support of a product’s retirement and removal from the market. Cost estimates consider factors such as the sales price of the device product sold and age of the device, among other factors. Accruals for various product recalls, customer sales allowances, customer accommodations and other related costs were $158.8 million and $214.2 million as of December 31, 2014 and December 31, 2013 respectively, and the current and long-term portions are reported in Other accrued liabilities and Post-retirement obligations and other long-term liabilities on the consolidated balance sheets.

Based on information that is currently available, management believes that the accruals are adequate. It is possible that substantial additional charges may be required in future periods based on new information, changes in facts and circumstances, and actions the Company may commit to or be required to undertake.

Concentration of Risk

Financial instruments that are subject to concentrations of credit risk consist primarily of cash and cash equivalents, investments, supplier advances and trade receivables. Hospira holds cash and cash equivalents and marketable securities with a diversified group of major financial institutions to limit the amount of credit exposure to non-performance by any one institution.

Hospira provides credit to its customers in the normal course of business and does not require collateral. In estimating the allowance for doubtful accounts, management considers historical collections, the past-due status of receivables and economic conditions. Hospira conducts business with certain government supported customers or distributors, including those in Italy, Spain, Portugal and Greece, among other European countries, where unstable credit and economic conditions continue to present challenges. While the European economic downturn has not significantly impacted Hospira's ability to collect these receivables, such conditions have resulted, and may continue to result, in delays in the collection of receivables. Hospira continually evaluates these receivables, particularly in Italy, Spain, Portugal and Greece and other parts of Europe for potential risks associated with sovereign credit ratings and governmental healthcare funding and reimbursement practices. In addition, Hospira monitors economic conditions and other fiscal developments in these countries. As of December 31, 2014, Hospira's trade receivables in Italy, Spain, Portugal and Greece totaled $62.7 million (gross) and $60.4 million (net of allowances). Of these net trade receivables, $26.3 million and $24.3 million related to customers in Italy and Spain, respectively. As of December 31, 2014, 83.0% of the Italy and 87.0% of the Spain net receivables were from public hospitals primarily funded by the government.

In 2014, 2013 and 2012, no end use customer accounted for more than 10% of Net sales. At December 31, 2014 and 2013, the combined largest four wholesalers and distributors accounted for approximately 42% and 39%, respectively, of net trade receivables. Net sales through the same four wholesalers and distributors noted above accounted for approximately 44%, 44% and 41% of global Net sales in 2014, 2013 and 2012, respectively. Net sales related to group purchasing organizations contracts amounted to $1.9 billion, $1.7 billion and $1.8 billion in 2014, 2013 and 2012, respectively.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, assets acquired, including in-process research and development projects, and liabilities assumed, are recognized at their respective fair values as of the acquisition date in Hospira's consolidated financial statements. The excess of consideration transferred to the seller over the fair value of the net assets acquired is recognized as goodwill. Acquisition costs, such as legal costs, due diligence fees and business valuation costs, are expensed as incurred.

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

Collaborative and Other Arrangements

Hospira enters into collaborative and other arrangements with third parties for product development and commercialization. These collaborative and other arrangements typically involve two (or more) parties who are active participants in the collaboration and are exposed to significant risks and rewards dependent on the commercial success of the activities. Hospira's rights and obligations under collaborative and other arrangements vary. Collaborations and other arrangements usually involve various activities including research and development, marketing and selling, and distribution.

In general, the Consolidated Statements of Income (Loss) presentation for collaborations and other arrangements is as follows:

Nature / Type of Collaboration (1)	Consolidated Statement of Income (Loss) Presentation (1)
Third party sale of product	Net sales
Royalties / milestones paid to collaborative partner (post-regulatory approval or clearance)(2)	Cost of products sold
Upfront payments and milestones paid to collaborative partner (pre-regulatory approval or clearance)	Research and development
Refundable upfront payments paid to collaborative partner (pre-regulatory approval or clearance)(3)	Research and development or Cost of products sold
Research and development payments to collaborative partner	Research and development
Research and development payments received from collaborative partner	Research and development

(1)	At Hospira, non-collaborative arrangements are often presented in a similar manner to collaborative arrangements.

(2)	Milestone payments are capitalized as intangible assets and amortized to Cost of products sold over the estimated useful life.

(3)
Refundable payments for which the contingency is resolved prior to regulatory approval or clearance are expensed to Research and development as the contingency becomes probable of being resolved. For refundable payments for which the contingency is regulatory approval or clearance, payments are capitalized as intangible assets and amortized to Cost of products sold over the useful life upon receiving regulatory approval or clearance.

Each arrangement tends to be unique in nature. Hospira's most significant collaborative and other arrangements are discussed in Note 5.

Research and Development Costs

Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Services provided to third parties for research and development is recognized upon completion of obligations under the contract in research and development for products in development. Income from third-party research and development is not significant.

Income Taxes

Hospira's provision for income taxes is based on taxable income (loss) at statutory tax rates in effect in the various jurisdictions in which Hospira operates. Significant judgment is required in determining the provision for income taxes and in evaluating tax positions that are subject to audits and adjustments.

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

Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate expected to be in effect when the taxes are paid. Deferred taxes are also recognized for net operating loss and tax credit carryovers. A valuation allowance is provided if, based upon the weight of available evidence, it is more likely than not that a portion of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization of these assets includes Hospira's calculation of cumulative pre-tax book income or loss, turn-around of temporary timing differences, available tax planning strategies that could be implemented to realize the deferred tax assets, and where appropriate, forecasted pre-tax book income and taxable income by specific tax jurisdiction.

Provision for income taxes and foreign withholding taxes are not provided for undistributed earnings of certain foreign subsidiaries when Hospira intends to reinvest these earnings indefinitely to fund foreign investments or meet foreign working capital and capital expenditure needs.

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

Unapproved Products

Prior to regulatory approval and launch Hospira capitalizes costs associated with certain products. Hospira capitalizes product costs, material and conversion costs in preparation for product launches prior to regulatory approval when regulatory approval of the products is considered probable. Generic injectable pharmaceutical product capitalization typically occurs no earlier than a formal submission for drug approval with the applicable regulatory authority. For biosimilars, the regulatory pathway may differ for each product and location where the product is launched. Capitalization considerations include the regulatory approval process, required clinical trial phases and results and status thereof, among other factors, but Hospira would not capitalize biosimilar products earlier than after Phase I study results are final. Hospira monitors the status of unapproved products on a regular basis and, in making the determination to capitalize the costs, considers the regulatory approval process, specific regulatory risks or other contingencies, such as legal risks or hurdles, or if there are any specific issues identified during the process relating to the safety, efficacy, manufacturing, marketing or labeling of the product. To meet the initial product launch requirements, Hospira capitalizes product costs based on anticipated future sales and product expiry dates, which support the net realizable value. Expiry dates of the product are affected by the stage of completion. Hospira manages the levels of products at each stage to optimize the shelf life of the product in relation to anticipated market demand in order to attempt to avoid product expiry issues. If there is a delay in commercialization or regulatory approval is no longer considered probable, the capitalized product costs are evaluated and Hospira recognizes a charge to Cost of products sold for the amount required to reduce the carrying value to estimated net realizable value. Unapproved product inventories were $52.5 million and $7.1 million as of December 31, 2014 and 2013, respectively, and the current and long-term portions are included in Prepaid expenses and Other assets, respectively, in the consolidated balance sheets. Unapproved product reserves were $7.6 million and $2.3 million as of December 31, 2014 and 2013, respectively. The increase in unapproved product in 2014 is primarily related to increased biosimilars expected to launch in the U.S.

Capitalized Interest

Hospira capitalizes interest incurred associated with capital projects under construction for the duration of the asset construction period. To be eligible for capitalization, activities must be in process to prepare the asset for its intended use. Hospira often utilizes U.S. Food and Drug Administration approval, or other regulatory approval, as indication that an asset can be utilized for its intended use at which point interest capitalization is discontinued. Hospira capitalized interest of $31.6 million, $23.5 million and $18.8 million in 2014, 2013 and 2012, respectively.

Capitalized Software Costs

Costs incurred during the application development stage of software projects that are developed or obtained for internal use are capitalized. At December 31, 2014 and 2013, capitalized software costs, net of depreciation, totaled $123.7 million and $119.2 million, respectively. Such capitalized amounts will be depreciated ratably over the expected useful lives of the projects when they become operational, not to exceed 10 years. Depreciation was $25.5 million, $24.3 million and $19.3 million for the years ended 2014, 2013 and 2012, respectively, and is included in Depreciation on the consolidated statements of cash flows.

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

Investments

Investments in companies in which Hospira has significant influence, but less than a majority owned controlling interest, are accounted for using the equity method. Significant influence is generally deemed to exist if Hospira has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate.

Investments in companies in which Hospira does not have a controlling interest or is unable to exert significant influence are either classified as available-for-sale and reported at fair value if the investments have readily determinable fair values or accounted for using the cost method if ownership is not more than 20% and it is not practicable to estimate the fair value of the investment. Unrealized gains and losses on available-for-sale investments accounted for at market value are reported, net-of-tax, in Accumulated other comprehensive loss until the investment is sold or considered other-than-temporarily impaired, at which time the realized gain or loss is charged to Other expense, net.

Property and Equipment, Net

Property and equipment are stated at cost and depreciation is provided on a straight-line or units of production basis over the estimated useful lives or lease term of the assets, as shown below:

Classification	Estimated Useful Life
Land	N/A
Buildings	10 to 50 years
Equipment	3 to 20 years
Construction in progress	N/A
Instruments placed with customers*	3 to 10 years

*	Instruments placed with customers are drug delivery systems placed with or leased to customers under operating leases.

Goodwill and Intangible Assets, Net

Goodwill represents the excess of the purchase price of an acquired business over the fair value amounts assigned to assets and liabilities assumed in the business combination. Goodwill is not amortized. Acquired IPR&D is accounted for as an indefinite-lived intangible asset until completion, regulatory approval or clearance or discontinuation. Upon successful completion or regulatory approval of each project, Hospira will make a determination as to the useful life of the intangible asset and begin amortization. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of 1 to 16 years, weighted average 9 years.

Impairment of Long-Lived and Other Assets

Property and Equipment and Intangible Assets, Net—The carrying value of long-lived assets, including amortizable intangible assets and property and equipment, are reviewed whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment of assets with definite-lives is generally determined by comparing projected undiscounted cash flows to be generated by the asset, or appropriate grouping of assets, to its carrying value. Indefinite-lived intangible assets are tested for impairment using either a qualitative assessment, if elected, or a quantitative test at least annually, or more frequently if an event occurs or circumstances change that may reduce the fair value below its carrying value. If an impairment is identified, a loss is recognized equal to the excess of the asset's net book value over its fair value, and the cost basis is adjusted. Determining the extent of an impairment, if any, typically requires various estimates and assumptions including using management's judgment, cash flows directly attributable to the asset, expected launch dates, the useful life of the asset and residual value, if any. When necessary, Hospira uses internal cash flow estimates, quoted market prices and appraisals as appropriate to determine fair value. Actual results could vary from these estimates. In addition, the remaining useful life of the impaired asset is revised, if necessary.

Goodwill—Goodwill is evaluated for impairment at least annually, using either a qualitative assessment, if elected, or a quantitative test. Goodwill can be tested more frequently if an event occurs or circumstances change that may reduce the fair value of a reporting unit below its carrying value. The qualitative assessment allows Hospira to first assess qualitative factors to determine whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. During 2014, Hospira elected to bypass the qualitative only assessment and performed the quantitative impairment tests. The quantitative goodwill impairment test ("Step-one") is based upon the estimated fair value of Hospira's reporting units compared to the net carrying value of assets and liabilities. Hospira uses internal discounted cash flow ("DCF") estimates and market value comparisons to determine estimated fair value. If the Step-one test indicates that impairment potentially exists, a second quantitative step ("Step-two") is performed to measure the amount of goodwill impairment, if any. Goodwill impairment exists in Step-two when the implied fair value of goodwill is less than the carrying value of goodwill. The implied fair value of goodwill is determined based on the difference between the fair value of the reporting unit determined in Step-one and the fair value allocated to the identifiable assets, including unrecognized intangible assets, and liabilities of the reporting unit.

The goodwill impairment testing process involves the use of significant assumptions, estimates and judgments, and is subject to inherent uncertainties and subjectivity in performing the qualitative assessment, if elected, and in determination of the fair value of the reporting units in Step-one, and, if necessary in Step-two, the allocation of the fair value to identifiable assets and liabilities. Estimating a reporting unit's projected cash flows involves the use of significant assumptions, estimates and judgments with respect to numerous factors, including long-term rate of revenue growth, operating margin, including research and development, selling, general and administrative expense rates, capital expenditures, allocation of shared or corporate items, among other factors. These estimates are based on internal current operating plans and long-term forecasts for each reporting unit. These projected cash flow estimates are then discounted, which necessitates the selection of an appropriate discount rate. The discount rates selected reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit. The market value comparisons of fair value require the selection of appropriate peer group companies. In addition, Hospira analyzes differences between the sum of the fair value of the reporting units and Hospira's total market capitalization for reasonableness, taking into account certain factors including control premiums. In Step-two, the fair value allocation requires several analyses to determine fair value of assets and liabilities including, among others, trade names, customer relationships, inventory, intangible assets (both recognized and unrecognized), and property, plant and equipment.

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

Goodwill impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macro-economic environment or in the equity markets, including the market value of Hospira's common shares, deterioration in performance or future projections, or changes in Hospira's plans for one or more reporting units.

Investments—Hospira regularly reviews its investments to determine whether an impairment or other-than-temporary decline in market value exists. Hospira considers numerous factors, including factors affecting the investee, the industry of the investee, general equity and debt market trends and external economic factors, including, for example, foreign exchange rates. Hospira considers the length of time an investment's market value has been below carrying value and the prospects for recovery to carrying value. When Hospira determines that an impairment or other-than-temporary decline has occurred, the carrying basis of the investment is written down to fair value and the amount of the write-down is included in Other expense, net.

Supplier Advances

Hospira periodically makes supplier advances to achieve timely procurement of products or product components. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk. In estimating an allowance for loss, Hospira monitors supplier credit, among other factors, and recognizes an allowance in the Consolidated Statements of Income (Loss) based on the nature of the advance. The current and long-term portions of supplier advances are included in Prepaid expenses and Other assets, in the consolidated balance sheets, respectively. Total supplier advances were $50.9 million and $102.2 million as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and 2013, allowances for losses were not material.

Pension and Other Post-Retirement Benefits

Hospira provides pension and other post-retirement medical and dental benefits to certain of its active and retired employees based both inside and outside of the U.S. Hospira develops assumptions, the most significant of which are the discount rate, the expected rate of return on plan assets, mortality rate and the healthcare cost trend rate. For these assumptions, management consults with actuaries, monitors plan provisions and demographics and reviews public market data and general economic information. These assumptions involve inherent uncertainties based on market conditions generally outside of Hospira's control. Assumption changes could affect the reported funded status of Hospira's plans and, as a result, could result in higher funding requirements and net periodic benefit costs.

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

Stock-Based Compensation

Stock-based compensation transactions are recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. Hospira uses the Black-Scholes option valuation model and the Monte Carlo simulation model to determine the fair value of stock options and performance share awards, respectively. The fair value models include various assumptions, including the expected volatility, expected life of the awards, and forfeiture rates. These assumptions reflect Hospira's best estimates, but they involve inherent uncertainties based on market conditions generally outside of Hospira's control. As a result, if other assumptions had been used, stock-based compensation expense, as calculated could have been materially impacted. Furthermore, if Hospira uses different assumptions for future stock-based compensation transactions, stock-based compensation expense could be materially impacted in future periods. Certain Hospira awards provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including upon death, disability, a change in control, termination in connection with a change in control and the retirement of employees who meet certain service and/or age requirements.

Translation Adjustments

For foreign operations in highly inflationary economies, if any, translation gains and losses are included in Other expense, net. For remaining foreign operations, translation adjustments are included as a component of Accumulated other comprehensive loss.

New Accounting Standards

The following table discusses recently issued Accounting Standards Updates by the Financial Accounting Standards Board:

Standard	Description	Period of Adoption	Effect of Adoption on the financial statements or other significant matters
Standards that were adopted
ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Amends guidance for reporting discontinued operations and disposals of components of an entity. The standard requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale be reported as discontinued operations. The guidance also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations.
		July 1, 2014	No material impact to Hospira's consolidated financial position, results of operations or cash flows.
ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists
Requires, unless certain conditions exist, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.
January 1, 2014
Long-term Deferred income taxes assets and Post-retirement obligations and other long-term liabilities were reduced by approximately $25 million. Thereafter, Hospira continues to monitor the conditions whereby a reduction may be required. There was no other material impacts to Hospira's consolidated financial position, results of operations or cash flows.

ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

Clarifies the applicable guidance for the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity.
		Q1, 2014 prospectively	No material impact to Hospira's consolidated financial position, results of operations or cash flows.
ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date
Provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the standard is fixed at the reporting date. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, as well as any additional amount the reporting entity expects to pay on behalf of its co-obligors. The standard also requires an entity to disclose the nature and amount of those obligations.
		Q1, 2014 retrospectively	No material impact to Hospira's consolidated financial position, results of operations or cash flows.

Hospira is currently evaluating the impact of the following standards on its consolidated financial statements and related disclosures:

Standard	Description	Effective date of the standard
Standards that are not yet adopted
ASU 2014-09, Revenue from Contracts with Customers
Supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the standard is to recognize revenues to depict the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard defines a five step process to achieve this core principle.
Annual reporting periods beginning after December 15, 2016. Early adoption is not permitted.
ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
Requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition in accordance with ASC 718, Compensation - Stock Compensation.
Prospectively for annual periods beginning after December 15, 2015 with early adoption permitted.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business and Associated Research and Development Facility)

On July 4, 2014, Hospira, through its wholly-owned subsidiary, Hospira Healthcare India Private Limited, acquired from Orchid its penem and penicillin API business located in Aurangabad, India, and associated research and development facility based in Chennai, India, along with the related assets and employees associated with these operations, for a preliminary purchase price of $247.2 million, subject to certain adjustments. This acquisition provides Hospira additional API capacity and allows for continued vertical integration of anti-infective penem and penicillin products. The purchase price, based on the final purchase agreement terms, includes foreign currency exchange rate impacts, working capital adjustments, the assumption of debt, and settlement of $29.5 million of amounts due to Hospira from Orchid. In addition, a portion of the purchase price, $17.0 million, is subject to an eighteen month hold-back. Pursuant to the terms of the purchase agreement, some or all of such hold-back amount may ultimately be retained by Hospira.

Also on July 4, 2014, Hospira advanced, through a loan facility, approximately $17.3 million to an entity controlled by the primary shareholder of Orchid to fund obligations of this entity necessary to close the transaction. Hospira will pursue collection in accordance with the terms of the facility, however, as collectability is not reasonably assured, an allowance was established and reported in Selling, general and administrative in 2014.

The following summarizes acquisition and integration-related costs of Orchid's API business and related R&D facility:

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Cost of products sold	$5.0	$—	$—
Selling, general and administrative	29.0	4.6	1.0
Total	$34.0	$4.6	$1.0

Cumulative acquisition and integration-related costs as of December 31, 2014 were $39.6 million.

The assets acquired and liabilities assumed at their respective estimated fair values is preliminary and based on the initial measurements as of the acquisition date of July 4, 2014. The fair value of intangible assets, acquired in-process research and development, certain acquired liabilities and tax related items is pending finalization of the valuation, which may result in significant adjustments, and will be completed as soon as practicable. The following table summarizes the fair value of the assets acquired and liabilities assumed, based on management's best estimate:

(dollars in millions)
Current assets, net	$54.7
Property and equipment	120.1
Intangible assets (product rights)	24.6
IPR&D	3.7
Goodwill	51.1
Other non-current assets and liabilities, net	(7.0)
Total allocation of purchase price	$247.2

Intangible assets (product rights) have an estimated weighted average useful life of 9 years. IPR&D is considered an indefinite-lived intangible asset. Goodwill, primarily assigned to the Americas reportable segment, includes the expected synergies and other benefits that Hospira believes will result from the integrated operations. Goodwill is not expected to be deductible for tax purposes.

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

Note 3 — Optimization, Restructuring and Divestiture Actions

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, other asset (inventory) charges, other exit costs, impairments, accelerated depreciation, contract termination costs and gains or losses on disposal of assets and/or product lines.

Facilities Optimization

In January 2015, Hospira announced a plan for the closure, in the second half of 2015, of its Clayton, North Carolina manufacturing facility. The closure will include the discontinuation or transfer of the products manufactured at the site to other Hospira locations or third parties. Hospira estimates that this activity will result in total charges of approximately $45 million, including an impairment charge in the Americas segment of $21.9 million reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended December 31, 2014. The remaining charges are expected to be recognized through 2015 and are estimated to include: (i) approximately $15 million for cash employee-related costs, including costs for severance, retention, and other employee related assistance and other exit costs associated with the plan; and (ii) approximately $8 million in other non-cash costs, including accelerated depreciation of plant assets. The cash related charges do not include capital expenditures or product transfer costs related to establishing manufacturing operations in any other locations or offset from any potential proceeds from the sale of the existing facility and related assets.

In April 2014, Hospira agreed to sell its Buffalo, NY, manufacturing facility. The buyer purchased substantially all manufacturing facility assets and entered into an agreement to manufacture the components and sub-assemblies Hospira produced in Buffalo for various Hospira manufacturing facilities. Hospira closed the transaction in July 2014 and incurred a loss on disposal of assets in the Americas segment of $5.0 million reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended December 31, 2014.

In June 2012, Hospira initiated plans to exit a specialty injectable pharmaceutical packaging and inspection finishing operation at one facility and commence modernization of drug finishing operations, including installing additional automated visual inspection equipment, at other existing facilities. As a result, Hospira incurred equipment and facility impairment charges primarily in the Americas segment of $18.6 million, which are reported in Restructuring, impairment and (gain) on disposal of assets, net on the Consolidated Statements of Income (Loss) for the year ended December 31, 2012. In April 2013, Hospira terminated its lease contract without incurring significant lease termination charges upon final exit from the operation.

In May 2012, Hospira sold its Morgan Hill, California facility for approximately $5 million.

Restructuring

In late 2012 and continuing through 2014, Hospira incurred costs to optimize commercial organizational structures, and related functions, in all segments. As Hospira continues to optimize its global commercial operations and related functions and align investments to support future growth, Hospira anticipates that similar restructuring actions may continue through 2015. The aggregate costs are reported in Restructuring, impairment and (gain) on disposal of assets, net and primarily include severance charges of $15.3 million and contract termination charges of $2.3 million. Of the aggregate costs, $3.0 million, $7.7 million and $6.9 million were incurred in 2014, 2013 and 2012 respectively.

In 2012, Hospira initiated and completed plans to discontinue a non-strategic product line. As a result, in the Americas segment, Hospira incurred equipment impairment charges of $24.1 million and contract termination charges of $1.6 million, which are reported in Restructuring, impairment and (gain) on disposal of assets, net. In addition, Hospira incurred other asset (inventory) charges of $5.4 million, which are reported in Cost of products sold. In December 2013, Hospira recovered $3.4 million related to assets associated with these matters which is reported in Restructuring, impairment and (gain) on disposal of assets, net.

Impairment

In 2014, Hospira impaired certain software related Property and equipment, net for $6.1 million, reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended, December 31, 2014.

The following summarizes the aggregate facility optimization, restructuring and impairment activity for the years ended December 31:

(dollars in millions)	Employee-Related Benefit Costs	Impairment and Accelerated Depreciation Charges	Other	Total
Balance at January 1, 2012	$0.3	$—	$—	$0.3
Costs incurred	3.8	42.7	4.7	51.2
Payments	(0.6)	—	(1.1)	(1.7)
Non cash items	—	(42.7)	—	(42.7)
Balances at December 31, 2012	3.5	—	3.6	7.1
Costs incurred	7.7	—	—	7.7
Payments	(8.7)	—	(1.8)	(10.5)
Non cash items	—	—	—	—
Balance at December 31, 2013	2.5	—	1.8	4.3
Costs incurred	3.8	28.0	(0.8)	31.0
Payments	(3.5)	—	(0.5)	(4.0)
Non cash items	—	(28.0)	—	(28.0)
Balance at December 31, 2014	$2.8	$—	$0.5	$3.3

Divestitures

In September 2014, Hospira sold its clinical surveillance software business, TheraDoc, Inc., for $117.0 million, subject to adjustments for ending working capital, cash and indebtedness. Hospira recognized a gain in the Americas segment of $88.9 million upon disposition of the business reported in Restructuring, impairment and (gain) on disposal of assets, net for the year ended, December 31, 2014.

In August 2014, Hospira sold its surgical suction product line for $21.5 million payable in three installments through December 2015. Hospira will retain distribution rights to the products for varying periods of time depending on the territory and provide certain transition services through no later than December 2016. Hospira recognized a gain primarily in the Americas segment of $15.9 million upon disposition of the product line reported in Restructuring, impairment and (gain) on disposal of assets, net in 2014.

In 2012, Hospira sold a non-strategic product line and recognized a $1.9 million gain in the Americas segment upon disposition which was reported in Restructuring, impairment and (gain) on disposal of assets, net. In 2014, Hospira recognized a loss in the Americas segment of $2.2 million related to an earn-out that was not realized.

Note 4 — Device Strategy

Hospira continues to implement its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is expected to be completed by the end of 2015. Actions include investments in (i) modernizing and streamlining Hospira's installed base of devices through retirement and replacement programs, (ii) strengthening device quality systems/processes and (iii) developing next-generation technology, such as the Plum 360™ and SapphirePlus™ pumps, to support further modernization of its installed base. Under the retirement and replacement actions, Hospira is retiring older pumps from the market and initiating customer replacement programs. Among alternatives provided to customers, Hospira offered customer sales allowances and/or accommodations that may be used as a credit for transitioning to alternative technology.

In connection with the Device Strategy, that now includes the restructuring initiative described below, Hospira expects to incur future charges related to these actions. Major cash costs include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs; and (iv) severance and other employee related assistance and contract termination charges. Further, Hospira has incurred non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

In January 2015, Hospira approved and initiated plans to streamline and optimize device manufacturing, research and development, and service center activities in all segments. Hospira estimates charges associated with these plans will be approximately $25 million, and included as part of future Device Strategy charges, as noted above.

Charges incurred for the Device Strategy, primarily in the Americas segment, are reported as follows:

	Years Ended December 31,		Line Item in the Consolidated Statement of Income (Loss)
(dollars in millions)	2014	2013
Customer sales allowances	$—	$104.3	Net sales
Consulting, customer accommodations, contract termination, collection and destruction and other costs	15.1	65.2	Cost of products sold
Inventory charges	11.7	45.5	Cost of products sold
Other asset impairments and accelerated depreciation	1.4	11.9	Restructuring, impairment and (gain) on disposal of assets, net
Total charges	$28.2	$226.9

The amount, timing and recognition of additional charges associated with the Device Strategy will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

See Note 17 for certain Device Strategy related and other accrual activity for the years ended December 31, 2014 and 2013.

Note 5 — Collaborative and Other Arrangements

Hospira has numerous collaborative arrangements, none of which are in the aggregate or individually significant or exceed 5.0% of annual Research and development costs, except for the following.

On February 10, 2015, Hospira entered into a global collaboration agreement with Pfenex to develop and commercialize PF582, Pfenex’s biosimilar candidate for ranibizumab, used in the treatment of patients with several retinal diseases. Under the agreement, Hospira will be responsible for Phase III studies, manufacturing, regulatory approval, litigation, sales and marketing. Pfenex is responsible for completing Phase I and additional product characterization work. The agreement is subject to review under the Hart-Scott-Rodino Antitrust Improvements Act. Hospira will pay $51 million upfront to Pfenex and Pfenex, over the next five years and beyond, will be eligible to receive a combination of development milestone payments of approximately $31 million and sales-based milestone payments up to approximately $260 million, including tiered double-digit royalties on net sales of the product. Pfenex may also contribute up to $20 million to fund a portion of our Phase III equivalence clinical trial costs.

In December 2014, Hospira entered into a new agreement with Q Core. Under the agreement, Hospira will (i) license the rights to manufacture sets compatible with the Sapphire™ and SapphirePlus™ infusion pumps, (ii) provide milestone payments, some of which may be refundable, for new infusion pump products developed by Q Core in advance of or upon achievement of CE mark or FDA clearance and (iii) make advances to Q Core for the prepayment of inventory for new products as available. In consideration, Hospira will pay Q Core up to approximately $55 million primarily over the next two years or as milestones are achieved. Under the arrangement, new pump products are intended to be added to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The agreement includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core pump products.

On April 29, 2013, Hospira and NovaQuest Co-Investment Fund I, L.P. entered into an arrangement for three biosimilar products: Hospira's erythropoietin biosimilar (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million, with contributions not exceeding $50.0 million in any single year and such amounts are recognized as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each product of approximately $20 million, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the products. In certain instances that result in the delay or failure of the products to be marketed (other than the failure of the products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. For the year ended December 31, 2014 and 2013, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $38.0 million and $50.0 million, respectively. Cumulative development funding from NovaQuest as of December 31, 2014 was $88.0 million.

During 2006, Hospira and Bioceuticals Arzneimittel AG entered into a collaborative agreement to license and market Retacrit™, a biosimilar version of erythropoietin, to be sold in certain countries in EMEA, the U.S. and Canada. In EMEA, Hospira is responsible for global sales and marketing, while Bioceuticals is responsible for development, regulatory approval, and manufacturing. For the U.S. and Canada, Hospira is responsible for development, regulatory approval, manufacturing, sales and marketing. In 2006, Hospira recognized a charge of $20.6 million, primarily related to an initial payment for EMEA development milestones. In 2007 and 2010, Hospira recognized product right intangible assets of $16.8 million and $1.4 million, respectively, upon reaching EMEA regulatory approval milestones. Hospira could be required to make future payments to Bioceuticals of up to $18.7 million upon reaching certain regulatory approval milestones in the U.S. and Canada of which $4.8 million was paid and recognized during the year ended December 31, 2014 in Research and development. In addition, Hospira makes royalty payments in EMEA based upon commercial sales and will make royalty payments based on U.S. and Canada commercial sales upon regulatory approval. During the years ended 2014, 2013 and 2012, Hospira recognized $2.9 million, $2.7 million and $3.4 million, respectively, for royalty expense and intangible asset amortization in Cost of products sold.

Note 6 — Investments

Investments as of December 31, consist of the following:

(dollars in millions)	2014	2013
Investments, at cost	$30.0	$0.1
Investments, at fair value	194.6	3.8
Investments, equity-method	27.6	29.2
	$252.2	$33.1

Investments, at cost

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

Investments, at fair value

As of December 31, 2014 and 2013, Investments, at fair value (available-for-sale marketable investments) includes $4.2 million of unrealized losses and $1.5 million of unrealized gains, respectively, which are included in Accumulated other comprehensive loss.

On September 30, 2014, Hospira entered into a convertible bond subscription agreement with Celltrion Healthcare Co., Ltd. Celltrion Healthcare issued a convertible bond with an aggregate principal amount denominated in Korean Won equal to $200.0 million U.S. Dollars, due on September 30, 2019. Interest will be payable quarterly at an annual rate of 6.0%. The convertible bond will be recognized as an available-for-sale investment and is subject to credit risk. Hospira may redeem some or all of the principal of the convertible bond for cash or an equity interest in Celltrion Healthcare, or, starting on the third anniversary of the issue of the convertible bond, the supply of biosimilar products. Additionally, Celltrion Healthcare may elect to pay interest on the convertible bond in cash, or in kind by providing biosimilar product to Hospira. Further, Hospira amended its co-exclusive agreement with Celltrion to amend commercial terms, which includes providing Hospira exclusive rights to specific biosimilar products in the U.S. and certain other territories.

Investments, equity-method

The majority of Hospira's equity-method investments consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited with Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India. ZHOPL began commercial manufacturing of injectable cytotoxic drugs in the first half of 2009 and manufactures docetaxel, which Hospira launched in the U.S. and Australia in 2011. During the years ended December 31, 2014 and 2013, distributions received from ZHOPL were $16.3 million and $37.5 million, respectively. No distributions were received from ZHOPL during the year ended December 31, 2012.

Combined financial information of unconsolidated equity method investments is as follows:

	December 31,
(dollars in millions)	2014	2013
Current assets	$41.2	$60.0
Noncurrent assets	30.0	22.0
Current liabilities	5.2	13.0
Noncurrent liabilities	0.5	0.2

	Years Ended December 31,
(dollars in millions)	2014	2013	2012
Revenue(1)	$64.7	$93.4	$140.5
Operating expenses	37.4	44.0	48.4
Operating income	27.3	49.4	92.1
Net Income	34.1	39.2	77.0

(1)	Revenue includes profit share earned by ZHOPL primarily related to docetaxel.

Impairments

In 2013 and 2012, Hospira recognized impairment charges of $11.0 million and $8.4 million, respectively, in Other expense, net to impair cost-method and equity investments. The impairments were primarily due to a decline in market value of the investments based on management's assessment of future cash flows or earnings from the investments, and due to capital calls of certain investments that indicated a decline in the market value.

In 2013 and 2012, Hospira assessed the decline in the market value of marketable equity securities to be other-than-temporary, primarily due to the duration and severity of the investment's decline in market value and the near-term prospects for recovery to the original invested value. Accordingly, Hospira recognized non-cash, impairment charges in 2013 and 2012 of $3.5 million and $1.7 million in Other expense, net, respectively.

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated balance sheets as of December 31:

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$3.0	$3.0	$—	$—
Investments	194.6	3.7	190.9	—
Interest rate swap contracts	0.1	—	0.1	—
Financial Liabilities:
Foreign currency exchange contracts	0.6	—	0.6	—

		Fair Value Measurements at Reporting Date, Using:
		Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	December 31,			Significant Unobservable Inputs
Description (dollars in millions)	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$2.8	$—	$2.8	$—
Investments	3.8	3.8	—	—
Financial Liabilities:
Foreign currency exchange contracts	0.1	—	0.1	—

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of cash and cash equivalents, which include money market fund instruments, approximate their carrying value due to their short-term nature, and are within Level 1 of the fair value hierarchy. The fair value of the Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Specific to the investment in Celltrion Healthcare, as described in Note 6, the inputs primarily used include South Korean benchmark interest rates adjusted for credit risk and foreign exchange rates. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value.

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature.

The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	December 31, 2014		December 31, 2013
Description (dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,924.0	$1,750.0	$1,794.8

Note 8 — Financial Instruments and Derivatives

Foreign Exchange Hedges

Hospira's operations are exposed to currency exchange-rate risk, which is mitigated by Hospira's use of foreign currency forward exchange contracts. The objective is to reduce volatility of earnings and cash flows associated with foreign currency exchange-rate changes. Currency exposures primarily in Euros, Australian dollars, Canadian dollars, Indian Rupees and British pounds include foreign currency denominated assets and liabilities, commitments and anticipated foreign currency revenue and expenses, including inter-company payables, receivables and loans. These forward contracts are not designated as hedges, therefore, changes in the fair value are recognized in earnings in Other expense, net, during the term of the forward contract. The fair value changes of these forward contracts offset the foreign exchange currency changes of the underlying exposure that are also recognized in earnings. As of December 31, 2014, Hospira has forward contracts with $572.0 million notional value primarily denominated in Euros, Australian dollars, Canadian dollars and British pounds that mature within twelve months.

In June 2014, Hospira exited foreign currency option contracts with an aggregate notional value of 10.0 billion Indian rupees, for a gain of $5.8 million. These contracts were entered into in January 2014 and November 2013 to mitigate a portion of the exposure resulting from movements of the U.S. dollar against the Indian rupee in connection with the purchase price for the acquisition of Orchid's penem and penicillin API business and related R&D facility. See Note 2 for further information regarding the acquisition. Since the derivatives were hedges of foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in Other expense, net in the consolidated financial statements.

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

For fair value hedges, changes in the fair value of the interest rate swaps offset changes in the fair value of the fixed-rate debt due to changes in market interest rates. Interest rate swap contract gains and losses are included in Interest expense.

Hedges Fair Value

The following table summarizes Hospira's fair value of outstanding derivatives as of December 31:

	Consolidated Balance Sheet Presentation
(dollars in millions)		2014	2013
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:	Other receivables	$3.0	$2.8
	Other accrued liabilities	0.6	0.1
Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	0.1	—

Hedges Impact on Earnings

The impact on earnings for the years ended December 31, from derivatives activity was as follows:

	Presentation of Gain Recognized on Derivatives
(dollars in millions)		2014	2013	2012
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other expense, net	$(5.1)	$(0.1)	$(4.2)
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest expense	0.1	—	—

Note 9 — Inventories, net

Inventories, net as of December 31, consist of the following:

Classification (dollars in millions)	2014	2013
Finished products	$521.7	$442.3
Work in process	324.7	294.1
Materials	286.9	329.8
Total	$1,133.3	$1,066.2

Inventory reserves were $136.4 million and $143.3 million at December 31, 2014 and 2013, respectively. See Note 4 for further details regarding the inventory charges related to the Device Strategy.

Note 10 — Other Receivables

Other receivables as of December 31, consist of the following:

Classification (dollars in millions)	2014	2013
Income tax	$17.8	$15.0
All other	99.5	86.3
Total	$117.3	$101.3

Note 11 — Property and Equipment, net

Property and equipment, net as of December 31, consists of the following:

Classification (dollars in millions)	2014	2013
Land	$88.0	$50.5
Buildings	647.1	604.0
Equipment	2,026.9	1,872.2
Construction in progress	644.1	526.5
Instruments placed with customers	201.1	233.0
Property and equipment, at cost	3,607.2	3,286.2
Accumulated depreciation	(1,790.5)	(1,712.0)
Total property and equipment, net	$1,816.7	$1,574.2

Note 12 — Goodwill and Intangible Assets, net

The following summarizes goodwill and intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at January 1, 2012	1,082.9	355.8
Additions	—	9.3
Amortization	—	(83.6)
Impairments	—	(14.0)
Currency translation effect	(3.8)	(0.7)
Balance at January 1, 2013	1,079.1	266.8
Additions	—	17.2
Amortization	—	(85.7)
Impairments	—	(5.2)
Currency translation effect	(21.4)	(20.9)
Balance at December 31, 2013	1,057.7	172.2
Additions	58.2	37.5
Amortization	—	(76.7)
Disposals	(17.6)	(4.9)
Currency translation effect	(9.2)	(4.7)
Balance at December 31, 2014	$1,089.1	$123.4

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

Accumulated impairment losses for goodwill were $400.2 million as of December 31, 2014 and 2013. Accumulated impairment losses on goodwill were $229.1 million for the EMEA reporting unit and $171.1 million for the former APAC reporting unit.

Intangible assets, net as of December 31, consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible Assets, Net
Classification (dollars in millions)	2014	2013	2014	2013	2014	2013
Product rights and other	$554.3	$562.6	$(457.8)	$(422.9)	$96.5	$139.7
Customer relationships	7.4	11.9	(6.4)	(7.8)	1.0	4.1
IPR&D	4.9	2.2	—	—	4.9	2.2
Technology	39.0	48.9	(18.0)	(22.7)	21.0	26.2
	$605.6	$625.6	$(482.2)	$(453.4)	$123.4	$172.2

Intangible asset amortization for each of the five succeeding fiscal years is estimated at:

Year	(dollars in millions)
2015	$47.5
2016	27.6
2017	17.9
2018	8.5
2019	5.4

Note 13 — Other Assets

Other assets as of December 31, consist of the following:

Classification (dollars in millions)	2014	2013
Supplier advances	$25.5	$59.8
Net investment in sales-type leases, less current portion	6.5	19.9
Unapproved products	36.0	—
Non-current receivables	9.2	33.0
All other	41.8	31.6
Total	$119.0	$144.3

Note 14 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products as of December 31, consist of the following:

(dollars in millions)	2014	2013
Minimum lease payments receivables	$13.7	$32.1
Unearned interest income	(1.1)	(3.3)
Net investment in sales-type leases	12.6	28.8
Current portion(1)	(6.1)	(8.9)
Net investment in sales-type leases, less current portion(1)	$6.5	$19.9

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Future minimum amounts due under customer agreements accounted for as sales-type leases as of December 31, 2014 are as follows:

(dollars in millions)	Sales-Type Leases
2015	$6.8
2016	4.8
2017	1.5
2018	0.5
2019 and thereafter	0.1
$13.7

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of December 31, 2014 and 2013, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 15 — Other Accrued Liabilities

Other accrued liabilities as of December 31, consist of the following:

Classification (dollars in millions)	2014	2013
Accrued rebates	$135.5	$150.4
Income taxes payable	3.5	10.4
Product recalls, customer sales allowances, customer accommodations and other related accruals	127.5	110.5
Accrued returns	29.1	20.1
All other	331.2	265.4
Total	$626.8	$556.8

Note 16 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities as of December 31, consist of the following:

Classification (dollars in millions)	2014	2013
Accrued post-retirement medical and dental costs	$55.2	$48.3
Pension liabilities	91.9	46.9
Unrecognized tax benefits, including penalties and interest	33.9	45.7
Product recalls, customer sales allowances, customer accommodations and other related accruals	31.3	103.7
Accrued returns	12.7	10.3
All other	33.7	46.8
Total	$258.7	$301.7

Note 17 — Product Recalls, Customer Sales Allowance, Customer Accommodations and Other Related Accruals

The following summarizes Product recalls, customer sales allowances, customer accommodations and other related accruals activity (including certain Device Strategy releases of $5.6 million and charges of $133.2 million in 2014 and 2013, respectively, see Note 4):

(dollars in millions)	Product recalls, customer sales allowances, customer accommodations and other related accruals
Balances at January 1, 2013	$110.7
Provisions net of releases of prior provisions	151.7
Payments	(48.2)
Balance at December 31, 2013	214.2
Provisions net of releases of prior provisions	5.2
Payments	(60.6)
Balances at December 31, 2014	$158.8

Note 18 — Pension and Other Post-Retirement Benefits

Retirement plans consist of defined benefit and legislated obligations such as employee severance indemnity plans, post-retirement medical and dental plans and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net Pension and Medical and Dental Benefit Cost

Net benefit cost recognized for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans consist of the following:

	Pension Plans			Medical and Dental Plans
(dollars in millions)	2014	2013	2012	2014	2013	2012
Service cost for benefits earned during the year	$1.8	$1.4	$1.2	$0.1	$0.2	$0.2
Interest cost on projected benefit obligations	26.1	23.6	24.1	2.4	2.0	2.3
Expected return on plans' assets	(31.3)	(31.3)	(32.3)	—	—	—
Net amortization	13.0	19.8	19.1	0.4	0.5	0.5
Net cost	$9.6	$13.5	$12.1	$2.9	$2.7	$3.0

Changes in Benefit Obligations and Plan Assets

Information about the changes in benefit obligations and plan assets for the years ended December 31, and the funded status as of December 31, for Hospira's U.S. and international plans is as follows:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2014	2013	2014	2013
Projected benefit obligations at beginning of year	$555.4	$600.8	$51.6	$54.6
Service cost	1.8	1.4	0.1	0.2
Interest cost	26.1	23.6	2.4	2.0
Losses (gains), primarily related to changes in discount rates and medical trend rates, including mortality assumptions, and differences between actual and estimated healthcare costs	86.9	(40.8)	7.0	(1.5)
Benefits paid(1)	(51.7)	(29.2)	(2.6)	(3.3)
Other, including currency impacts	0.1	(0.4)	(0.4)	(0.4)
Projected benefit obligations at end of year	$618.6	$555.4	$58.1	$51.6
Plans' assets at fair value at beginning of year	$507.7	$519.4	$—	$—
Actual return on plans' assets	66.5	15.0	—	—
Company contributions	3.4	2.5	2.6	3.3
Benefits paid(1)	(51.7)	(29.2)	(2.6)	(3.3)
Plans' assets at fair value at end of year	$525.9	$507.7	$—	$—
Funded status	$(92.7)	$(47.7)	$(58.1)	$(51.6)
Amount recognized in the consolidated balance sheet:
Accrued benefit cost	$(92.7)	$(47.7)	$(58.1)	$(51.6)
Recognized in Accumulated other comprehensive loss:
Net actuarial loss	$194.4	$156.1	$16.4	$9.6
Net prior service cost	—	—	(0.6)	(0.6)
Transitional asset	(0.1)	(0.1)	—	—
Total recognized	$194.3	$156.0	$15.8	$9.0

(1)
Includes approximately $22 million of cash paid from the plan assets during the fourth quarter of 2014 related to certain terminated vested participants in a U.S. pension plan, the Abbott/Hospira Transitional Annuity Retirement Plan, who elected to receive a lump-sum payment equal to the present value of the participant's pension benefit.

The primary driver for the increase in Projected benefit obligations at end of year in 2014 is due to decreases in discount rates and updated mortality assumptions based on the Society of Actuaries’ (SOA) RP-2014 fully generational mortality table projected using scale MP-2014.

The estimated actuarial loss that will be amortized from Accumulated other comprehensive loss into net periodic pension cost and medical and dental benefit cost during 2015 is $18.7 million and $0.8 million, respectively.

Other changes in plan assets and benefit obligations recognized in Other Comprehensive (Loss) Income for the years ended December 31, for Hospira's pension and post-retirement medical and dental benefit plans, consist of the following:

	Pension Plans		Medical and Dental Plans
(dollars in millions)	2014	2013	2014	2013
Net loss (gain) arising during the year	$51.6	$(24.4)	$7.0	$(1.5)
Prior service credit during the year	(0.1)	—	0.1	0.1
Net amortization	(13.0)	(19.8)	(0.4)	(0.5)
Exchange rate movement recognized during the year	(0.2)	(0.2)	0.1	0.1
Net cost (benefit)	$38.3	$(44.4)	$6.8	$(1.8)

Actuarial Assumptions

Actuarial weighted average assumptions for Hospira's plans used in determining pension and medical and dental plan information, using a measurement date of December 31, 2014, 2013 and 2012, are as follows:

	2014		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Weighted average assumptions used to determine benefit obligations at the measurement date:
Discount rate	4.0%	5.1%	4.8%	5.5%	4.0%	5.3%
Expected aggregate average long-term change in compensation	—%	4.9%	—%	3.3%	—%	2.5%
Weighted average assumptions used to determine net benefit cost for the year:
Discount rate	4.8%	5.5%	4.0%	5.3%	4.2%	6.0%
Expected aggregate average long-term change in compensation	—%	4.9%	—%	2.8%	—%	2.6%
Expected long-term rate of return on plan assets	6.5%	7.5%	6.8%	7.6%	7.0%	7.2%

The overall expected long-term rate of return on plan assets is developed from the expected future return of each asset class, weighted by the expected allocation of pension assets to that asset class. Hospira considers historical performance for the types of assets in which the plans invest, independent market forecasts, and economic and capital market conditions.

The assumed healthcare cost trend rates as of December 31, for Hospira's major medical and dental plans are as follows:

	2014	2013	2012
Healthcare cost trend rate assumed for the next year (initial):
Pre-65 years of age	7.0%	7.3%	7.5%
Post-65 years of age	7.0%	7.3%	7.5%
Rate that the cost trend rate gradually declines to (ultimate):
Pre-65 years of age	5.0%	5.0%	5.0%
Post-65 years of age	5.0%	5.0%	5.0%
Year that rate reaches the assumed ultimate rate:
Pre-65 years of age	2023	2023	2018
Post-65 years of age	2023	2023	2018

Sensitivity analysis for the U.S. plans, which represent the primary portion of obligations, is as follows:

	Year Ended December 31, 2014 Net Benefit Cost (Income)/Expense		As of December 31, 2014 Benefit Obligation (Decrease)/Increase
(dollars in millions)	One Percentage- Point Increase	One Percentage- Point Decrease	One Percentage- Point Increase	One Percentage- Point Decrease
Pension Plan—U.S.
Discount rate	$(4.3)	$4.8	$(71.6)	$88.6
Expected long-term return on assets	(4.8)	4.8	—	—
Medical and Dental Plan—U.S.
Discount rate	(0.1)	0.1	(6.1)	7.6
Expected healthcare cost trend rate (initial and ultimate)	0.6	(0.5)	7.0	(5.8)

Pension Plan Assets

The weighted average asset allocation for Hospira's U.S. pension plan as of December 31, and target allocation by asset category are as follows:

	Target Allocation		Percentage of Plan Assets

Asset Category	2014	2013	2014	2013
Debt securities	74%	74%	79%	73%
Equity securities	26%	26%	21%	26%
Other and Cash and cash equivalents	—%	—%	—%	1%
Total	100%	100%	100%	100%

The investment mix between corporate debt securities, equity securities, and other securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile corporate debt securities. In addition, the mix is consistent with the long-term nature of the plans' benefit obligations. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of debt securities, maturities and credit quality. The plan holds no direct investments in securities of Hospira. Due to fluctuations in market conditions, allocation percentages may temporarily deviate from target allocation percentages, particularly before a rebalancing occurs. At December 31, 2014, the plan held a significant concentration of plan assets in equity securities which are subject to fluctuation in market conditions. Investment risks and returns are measured and monitored on an on-going basis through annual liability measurements and no less than quarterly investment portfolio reviews to determine whether the asset allocation targets continue to represent an appropriate balance of expected risk and reward.

Fair Value Measurements of Plan Assets

The following table presents the basis used to measure Hospira's pension plans' assets at fair value as of December 31:

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$414.4	$309.9	$104.5	$—
Equity securities	107.7	107.7	—	—
Other and Cash and cash equivalents	3.8	3.8	—	—
	$525.9	$421.4	$104.5	$—

		Fair Value Measurements at Reporting Date, Using:
Description (dollars in millions)	2013	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt securities	$370.8	$269.2	$101.6	$—
Equity securities	131.3	131.3	—	—
Other and Cash and cash equivalents	5.6	—	5.6	—
	$507.7	$400.5	$107.2	$—

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

Cash Funding and Benefit Payments

Hospira has no estimated minimum required contribution for 2015 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to its defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan in 2014, 2013 and 2012.

The U.S. pension plan is subject to the Employee Retirement Income Security Act of 1974. Under this Act, the Pension Benefit Guaranty Corporation has the authority to terminate underfunded pension plans under limited circumstances. In the event Hospira's U.S. pension plan is terminated for any reason, while the plan is underfunded, Hospira will incur a liability to the Pension Benefit Guaranty Corporation that may be equal to the entire amount of the U.S. plan underfunding.

The U.S. federal laws related to healthcare reform eliminated the future tax deduction for prescription drug costs associated with Hospira's post-retirement medical and dental plans for which Hospira receives Medicare Part D subsidies, which was not material to Hospira. Hospira will continue to evaluate any change to its post-retirement liabilities if new interpretations or final regulations are published.

Total benefit payments expected to be paid to participants for the next ten years, which include payments funded from company assets for medical and dental benefits as well as paid from the trusts that hold the pension plan assets, are as follows:

(dollars in millions)	Pension Plans	Medical and Dental Plans
2015	$30.8	$3.0
2016	31.7	2.9
2017	31.9	2.9
2018	32.6	2.9
2019	33.2	2.9
Years 2020 through 2024	174.9	15.7

Defined Contribution Plans

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. For the years ended December 31, 2014, 2013 and 2012, Hospira's expenses were $42.7 million, $42.0 million and $37.3 million, respectively.

Non-qualified Deferred Compensation Plan

Hospira's non-qualified deferred compensation plan went into effect on January 1, 2008. Certain executive officers and other employees are eligible to participate in the plan. The plan allows participants to defer amounts in excess of the limits imposed on 401(k) plans by the Internal Revenue Code. This plan is not funded. Hospira's expenses were not significant in the years ended December 31, 2014, 2013 and 2012.

Note 19 — Short-term Borrowings and Long-term Debt

Hospira's debt as of December 31, consists of the following:

(dollars in millions)	2014	2013
Long-term debt:
6.05% Notes due March 2017	$550.0	$550.0
5.20% Notes due August 2020	350.0	350.0
5.80% Notes due August 2023	350.0	350.0
5.60% Notes due September 2040	500.0	500.0
Other	3.3	1.6
Unamortized debt discount	(4.1)	(4.6)
Total long-term debt	1,749.2	1,747.0
Short-term borrowings:
Total short-term borrowings	6.8	93.7
Total debt	$1,756.0	$1,840.7

The aggregate maturities of debt and unamortized debt discount, for each of the next five years and thereafter are as follows: $6.8 million in 2015, $3.3 million in 2016, $550.0 million in 2017, $0.0 million in 2018, $0.0 million in 2019 and $1,200.0 million thereafter.

Senior Notes and Other Borrowings

In August 2013, Hospira issued, in a registered public offering, $350.0 million principal amount of 5.20% notes due on August 12, 2020 and $350.0 million principal amount of 5.80% notes due on August 12, 2023 ("2020 and 2023 Notes"). In September 2013, the net proceeds of the 2020 and 2023 Notes, after deducting approximately $2.1 million of bond discounts and underwriting fees of $6.1 million plus cash on-hand, were used to extinguish $400.0 million principal amount of 5.90% notes originally due June 2014 ("2014 Notes"), $250.0 million principal amount of 6.40% notes originally due May 2015 ("2015 Notes"), accrued interest and a make-whole premium payment of $39.8 million. In aggregate, Hospira incurred $33.4 million in charges associated with the early extinguishment of the 2014 and 2015 Notes, which are reported in Other expense, net for the year ended December 31, 2013. The early debt extinguishment charges include a make-whole premium, write-off of previously capitalized debt issuance costs, discounts and deferred gains on interest rate hedges.

In connection with acquisitions, facility expansions, international capital structure optimization and equipment lease requirements, Hospira enters into other borrowings including mortgages, lease arrangements and promissory notes. Additionally, Hospira enters into uncommitted lines of credits in certain international countries, available for general entity purposes in their respective countries that are subject to banks' approval. These borrowings bear a weighted average interest rate of 6.8% and 6.5% at December 31, 2014 and 2013, respectively, with principal and interest due in various intervals, and are primarily unsecured. As of December 31, 2014 and 2013 Hospira had $6.1 million and $4.4 million, respectively, of indebtedness secured by equipment and property. As of December 31, 2014 and 2013, Hospira had $10.1 million and $95.3 million, respectively, of other borrowings outstanding, of which $6.8 million and $93.7 million, respectively, were classified as short-term.

Interest Rate Swap Contracts

In December 2014, Hospira entered into interest rate swap contracts whereby the $350.0 million principal amount of 5.20% note due in August 2020 was effectively converted from fixed to floating rate debt. For these fair value hedges, changes in the fair value of the interest rate swap contracts offset changes in the fair value of the fixed-rate debt due to changes in market interest rates.

In August 2013, Hospira terminated, without penalty, the forward starting interest rate swaps, notional amount of $550.0 million, which had effectively fixed the benchmark interest rates upon entering into the transactions in July 2013 and up to the issuance of the 2020 and 2023 Notes. As a result of the swap terminations, Hospira paid $3.6 million, including interest. The corresponding loss of $3.6 million has been deferred in Accumulated other comprehensive loss and amortized into Interest expense over the terms of the 2020 and 2023 notes, respectively.

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

The corresponding 2011 and 2010 terminated swap contract gains described above related to the basis adjustment of the debt associated with the contracts were deferred and were amortized as a reduction of interest expense over the remaining term of the related 2014 and 2015 Notes until the early extinguishment when the deferred gains, of $7.7 million, were written off to Other expense, net in 2013. Prior to early extinguishment, the gains recognized against interest expense over the term of the underlying 2014 and 2015 Notes, were $3.2 million and $6.7 million, in 2013 and 2012, respectively.

The cash flows from these contracts are reported as operating activities in the Consolidated Statements of Cash Flows.

Revolving Credit Facility

As of December 31, 2014, Hospira had a $1.0 billion unsecured revolving credit facility (the "Revolver") maturing in October 2016. The Revolver is available for general corporate purposes. Borrowings under the Revolver bear interest at LIBOR or a base rate plus, in each case, a margin. Hospira also pays a facility fee on the aggregate amount of the commitments under the Revolver. The annual percentage rates for the LIBOR margin, the base rate margin and the facility fee are 1.25%, 0.25% and 0.25%, respectively, and could be subject to increase or decrease if there is a change in Hospira's credit ratings. The amount of available borrowings may be increased to a maximum of $1.3 billion, under certain circumstances. Amounts borrowed under the Revolver, if any, are included in the leverage ratio covenant discussed below and may limit Hospira's availability for borrowings to less than $1.0 billion. As of December 31, 2014, Hospira had no limit on the availability under the Revolver. For the years ended December 31, 2014 and 2013, Hospira had no amounts borrowed or otherwise outstanding under the Revolver.

Debt Covenants

The Revolver and the indenture governing Hospira's senior notes contain, among other provisions, covenants with which Hospira must comply while they are in force. The covenants in the Revolver and indenture governing Hospira's senior notes limit Hospira's ability to, among other things, sell assets, incur secured indebtedness and liens, enter into certain sales and lease transactions, incur indebtedness at the subsidiary level and merge or consolidate with other companies. Hospira's debt instruments also include customary events of default (including, in the case of the Revolver, a change of control default), which would permit amounts borrowed to be accelerated and would permit the lenders under the Revolver to terminate their lending commitments.

The Revolver has a financial covenant that requires Hospira to maintain a maximum leverage ratio (consolidated total debt to consolidated net earnings before financing expense, taxes, depreciation, amortization, adjusted for certain agreed upon non-cash items and certain product quality related charges) below a stated maximum. On April 30, 2013, Hospira entered into an amendment to the Revolver that, among other things, permits Hospira to add back certain charges related to items identified within "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Certain Quality and Product Related Matters" and "Device Strategy" when calculating the leverage ratio. In addition, the maximum leverage ratio was increased from 3.50 to 1.00 to 3.75 to 1.00 for the periods ended March 31, 2013 through December 31, 2014, reverting to 3.50 to 1.00 thereafter. In connection with the Revolver amendment, Hospira incurred various fees and expenses of approximately $0.5 million. Such fees and expenses will be amortized to Interest expense over the remaining term of the Revolver.

As of December 31, 2014, Hospira was in compliance with all financial covenants.

Note 20 — Other Expense, Net

Other expense, net for the years ended December 31, consists of the following:

Classification (dollars in millions)	2014	2013	2012
Interest income	$(6.8)	$(5.3)	$(5.9)
Foreign exchange loss, net	6.0	9.1	9.2
Loss on early debt extinguishment(1)	—	33.4	—
All other expense(2)	1.7	16.4	11.1
Total Other expense, net	$0.9	$53.6	$14.4

(1)	See Note 19 for details regarding loss on early debt extinguishment.

(2)	See Note 6 for details regarding investment impairments in 2013 and 2012, respectively.

Note 21 — Income Taxes

Income (Loss) Before Income Taxes, and the related provisions for taxes on earnings, for the years ended December 31, were as follows:

(dollars in millions)	2014	2013	2012
Income (Loss) Before Income Taxes
Domestic	$399.4	$(127.6)	$(114.0)
Foreign	(11.2)	4.4	72.1
Total	$388.2	$(123.2)	$(41.9)

Taxes on Earnings:
Current:
U.S. Federal	$78.5	$(21.6)	$(10.2)
State	1.9	(0.3)	2.2
Foreign	11.4	22.6	16.5
Total current	91.8	0.7	8.5
Deferred:
Domestic	25.0	(51.9)	(15.1)
Foreign	(44.9)	(47.1)	(44.4)
Total deferred	(19.9)	(99.0)	(59.5)
Total	$71.9	$(98.3)	$(51.0)

Operating loss carryforwards at December 31, 2014 amounted to $498.0 million, which are subject to expiration in periods from 2016 through 2033, or are unlimited.

The gross amount of unrecognized tax benefits inclusive of interest and penalties at December 31, 2014 and 2013 was $36.1 million and $45.7 million, respectively. The amount, if recognized, that would affect the effective tax rate was $33.3 million and $40.9 million at December 31, 2014 and 2013, respectively. Hospira recognizes interest and penalties accrued in relation to unrecognized tax benefits in income tax expense, which is consistent with the reporting in prior periods. As of December 31, 2014 and 2013, Hospira has recognized liabilities of $2.8 million and $4.1 million, respectively, for the payment of interest and penalties.

In December 2012, the Internal Revenue Service audit of Hospira's 2008 and 2009 U.S. federal tax returns was concluded and the years effectively settled. The effective settlement resulted in discrete income tax expense of $18.8 million inclusive of interest and state tax impacts recognized in the year ended December 31, 2012. In addition, the effective settlement resulted in an increase to income taxes payable of $53.9 million. In July 2013, a payment of $53.1 million was made related to the 2008 and 2009 U.S. federal tax audit liabilities.

In 2012, the IRS commenced the audit of Hospira's 2010 and 2011 tax returns. In addition, Hospira remains subject to tax audits in other jurisdictions and various tax statutes of limitation are expected to close within the next 12 months. Hospira estimates that up to $7 million of unrecognized tax benefits may be recognized within the next twelve months.

Hospira remains open to tax examination in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward for Australia, for years 2009 forward in Canada, for years 2010 forward for the U.S. and for years 2011 forward in the United Kingdom.

The following table summarizes the activity for the years ended December 31, related to Hospira's unrecognized tax benefits:

(dollars in millions)	2014	2013	2012
Balances at January 1,	$45.7	$62.0	$67.5
Current year increases	6.8	12.2	7.2
Audit settlements	(8.2)	(25.5)	(21.6)
Statute lapses	(7.9)	(2.9)	(4.6)
Adjustments to prior amounts	(0.3)	(0.1)	13.5
Balances at December 31,	$36.1	$45.7	$62.0

U.S. income taxes and foreign withholding taxes were not provided for undistributed earnings of certain foreign subsidiaries of $2.1 billion, $1.9 billion and $1.8 billion at December 31, 2014, 2013, and 2012, respectively. These undistributed earnings, which are considered to be permanently invested outside of the U.S., would be subject to taxes if they were repatriated to the U.S. as dividends. Due to the complexities associated with the U.S. taxation on earnings of foreign subsidiaries repatriated to the U.S., and the multiple tax jurisdictions involved, it is not practicable to determine the deferred tax liability on these permanently invested earnings.

Differences between the effective income tax rate and the U.S. statutory tax rate for the years ended December 31, are as follows:

	2014	2013	2012
Statutory tax rate	35.0%	(35.0)%	(35.0)%
Benefit of tax exemptions in Costa Rica and the Dominican Republic	(8.8)%	(7.8)%	(62.2)%
State taxes, net of federal benefit	0.4%	(6.8)%	(21.5)%
Foreign rate differential	(1.0)%	(2.3)%	(43.6)%
Capital items and valuation allowances	(4.2)%	(4.7)%	1.6%
Research incentives	(3.7)%	(11.1)%	(11.8)%
Resolution of certain tax positions	—%	—%	45.0%
Retroactive tax provisions	—%	(11.2)%	—%
All other, net	0.8%	(0.9)%	5.8%
Effective tax rate	18.5%	(79.8)%	(121.7)%

In January 2013, the American Taxpayer Relief Act of 2012 was enacted, retroactively reinstating the federal research and development tax credit and other corporate provisions for the 2012 and 2013 tax years. As a result, the income tax provision for fiscal 2013 included a discrete tax benefit of $13.8 million related to 2012.

The temporary differences that give rise to deferred tax assets and liabilities and other tax assets as of December 31, are as follows:

	2014		2013
(dollars in millions)	Assets	Liabilities	Assets	Liabilities
Compensation, employee benefits and benefit plan liabilities	$145.0	$—	$100.5	$—
Trade receivable reserves and chargeback accruals	95.6	—	122.3	—
Inventories and intercompany profits	77.5	—	100.0	—
State income taxes	29.8	—	31.1	—
Foreign income taxes	6.5	—	16.2	—
Other tax credits	23.5	—	23.5	—
Property and equipment	—	115.4	—	83.6
Intangibles	44.5	—	40.4	—
Investments	13.0	—	8.7	—
Net operating losses	166.8	—	152.5	—
Capital losses	20.2	—	24.5	—
Other accruals, carryforwards, and reserves not currently deductible	48.9	—	61.3	—
Valuation allowance	(35.9)	—	(33.1)	—
Total	$635.4	$115.4	$647.9	$83.6

Valuation allowance consists of $35.9 million and $33.1 million for certain unrecoverable tax credits, net operating losses and capital losses at December 31, 2014, and 2013, respectively, based on estimated future sources of taxable income in the affected jurisdictions. The increase in the valuation allowance resulted primarily from the acquisition of operating loss carryovers.

Note 22 — Shareholders' Equity

Common and Preferred Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. At December 31, 2014 and 2013, approximately 13.1 million and 5.6 million shares of common stock were reserved for issuance under various employee incentive programs, respectively. As of December 31, 2014 and December 31, 2013, 183.6 million and 179.1 million common shares were issued, respectively, and 170.4 million and 166.0 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock of which $800 million remains authorized due to prior repurchases. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price, and other factors. No common stock repurchases were made during the years ended December 31, 2014, 2013 and 2012. The Merger Agreement with Pfizer imposes certain restrictions upon repurchases of our common stock during the pendency of the Merger. See Note 27 for more information on the Merger Agreement with Pfizer.

Preferred Share Purchase Rights

On April 11, 2014, the Board of Directors allowed the Rights Agreement, dated as of April 28, 2004 (the "Rights Agreement"), between Hospira and EquiServe Trust Company, N.A., as rights agent, to expire in accordance with its terms.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss, net of taxes, consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Gains (Losses) on Investments(3)	Cumulative Losses on Terminated Cash Flow Hedges(4)	Total Accumulated Other Comprehensive Loss
Balances at December 31, 2012	$48.1	$(132.4)	$0.4	$0.7	$(83.2)
Other comprehensive loss before reclassifications	$(146.5)	$16.0	$(2.4)	$(2.2)	$(135.1)
Amounts reclassified from accumulated other comprehensive loss	$—	$13.0	$3.5	$(0.2)	$16.3
Balances at December 31, 2013	$(98.4)	$(103.4)	$1.5	$(1.7)	$(202.0)
Other comprehensive loss before reclassifications	(130.4)	(37.6)	(5.7)	—	(173.7)
Amounts reclassified from accumulated other comprehensive loss	—	8.7	—	0.1	8.8
Balances at December 31, 2014	$(228.8)	$(132.3)	$(4.2)	$(1.6)	$(366.9)

(1)	Net of taxes of $0.0 million as of December 31, 2014, and 2013.

(2)	Net of taxes of $77.9 million, $62.0 million and $78.6 million as of December 31, 2014, 2013 and 2012, respectively.

(3)	Net of taxes of $3.4 million, $0.0 million and $0.0 million as of December 31, 2014, 2013 and 2012, respectively.

(4)	Net of taxes of $1.1 million, $1.1 million and $(0.4) million as of December 31, 2014, 2013 and 2012, respectively.

The following summarizes reclassifications out of Accumulated other comprehensive loss:

	Amount reclassified from Accumulated other comprehensive loss
	For the Years Ended December 31,
(dollars in millions)	2014	2013	2012	Line Item in the Consolidated Statement of Income (Loss)
Impairment on marketable equity securities	$—	$3.5	$1.7	Other expense, net
	—	—	—	Income tax expense (benefit)
Net of income taxes	—	3.5	1.7

Amortization of loss (gain) on terminated cash flow hedges	0.1	(0.3)	—	Other expense, net
	—	0.1	—	Income tax expense (benefit)
Net of income taxes	0.1	(0.2)	—

Amortization of pension plans actuarial losses	13.0	19.8	19.1	(1)
Amortization of medical and dental plans actuarial losses	0.4	0.5	0.5	(1)
Total before income taxes	13.4	20.3	19.6
	(4.7)	(7.3)	(7.3)	Income tax expense (benefit)
Net of income taxes	8.7	13.0	12.3

Total reclassifications for the period	$8.8	$16.3	$14.0

(1)	These Accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 18 for additional details.

Note 23 — Earnings (Loss) per Share

Basic Earnings (Loss) Per Common Share is computed by dividing Net Income (Loss) by the number of weighted average common shares outstanding during the reporting period. Diluted Earnings (Loss) Per Common Share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating Diluted Earnings (Loss) Per Common Share for the years ended December 31:

(shares in millions, except per share amounts)	2014	2013	2012
Weighted average basic common shares outstanding	168.2	165.6	165.0
Incremental shares outstanding related to stock-based awards	2.6	—	1.0
Weighted average dilutive common shares outstanding	170.8	165.6	166.0
Earnings (Loss) Per Common Share:
Basic	$1.98	$(0.05)	$0.27
Diluted	$1.95	$(0.05)	$0.27

Outstanding awards for which the exercise price of the award exceeds the average stock price	2.5	8.3	9.6

For the year ended December 31, 2013, 1.1 million incremental shares related to stock-based awards were not included in the computation of Diluted Earnings (Loss) Per Common Share because of the Net Loss during 2013.

Note 24 — Incentive Stock Program
Plan Overview
Hospira's 2004 Long-Term Stock Incentive Plan ("2004 Plan"), as amended, provides for the grant of shares of stock options, stock appreciation rights, stock awards (restricted stock, restricted stock units, performance shares, and performance units) and cash-based awards to employees and non-employee directors. The 2004 Plan will terminate on May 7, 2024, and there are 54.0 million shares authorized. Approximately 13.1 million shares of common stock were reserved for issuance under various employee incentive programs at December 31, 2014.
Stock-Based Compensation
Stock-based compensation expense for the years ended December 31, was as follows:

(dollars in millions)	2014	2013	2012
Stock-based compensation expense	$52.0	$41.6	$40.0
Income tax benefit recognized	18.9	15.2	14.3
Excess tax benefit for options exercised	9.3	1.4	2.2
As of December 31, 2014, there was $78.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares that became fully vested during 2014, 2013 and 2012 was $14.7 million, $5.2 million and $15.4 million, respectively.
Option Activity and Outstanding Options
Options are awarded at the fair market value at the time of grant, generally vest over three or four years and have a seven year term. Options awarded before 2007 generally have a ten year term. A summary of information related to stock options for the years ended December 31, 2014 and 2013, respectively is as follows:

Hospira Stock Options	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding at January 1, 2013	11.7	$39.67
Granted	1.8	29.84
Exercised	(0.8)	26.81
Lapsed	(1.2)	42.92
Outstanding at December 31, 2013	11.5	38.54
Granted	1.5	43.07
Exercised	(4.3)	37.32
Lapsed	(0.7)	41.62
Outstanding at December 31, 2014(1)	8.0	$39.74	3.8	$172.6
Exercisable at December 31, 2014	4.1	$41.78	2.6	$80.7

(1) The difference between options outstanding and those expected to vest is not significant.
The total intrinsic value of options exercised during 2014, 2013 and 2012 was $58.7 million, $8.5 million and $4.0 million, respectively.
Summarized information about Hospira stock options outstanding and exercisable as of December 31, 2014, is as follows:

	Options Outstanding			Exercisable Options
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$20.01 - $25.00	0.3	1.2	$22.15	0.3	$22.15
$25.01 - $30.00	1.3	5.1	28.95	0.3	28.95
$30.01 - $35.00	0.3	2.7	33.28	0.2	32.94
$35.01 - $40.00	2.0	4.0	35.80	0.9	35.85
$40.01 - $45.00	2.1	4.4	42.53	0.7	42.20
$45.01 - $50.00	0.9	2.1	49.64	0.9	49.64
$50.01 - $55.00	0.9	3.4	52.57	0.6	52.61
$55.01 - $60.00	0.2	3.1	55.60	0.2	55.59
$20.01 - $60.00	8.0	3.8	$39.74	4.1	$41.78

The fair value was estimated using the Black-Scholes option-pricing model, based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on historical volatility of Hospira's stock. For 2014, 2013 and 2012, the expected life assumption of the options is based on the expected amount of time that options granted are expected to be outstanding, based on historical and forecasted exercise behavior of employees' post-vesting forfeitures and exercises. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the option being valued. The weighted average assumptions utilized for option grants during the years ended December 31, are as follows:

	2014	2013	2012
Hospira Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	27.7%	30.4%	31.3%
Expected life (years)	4.7	5.1	4.8
Risk-free interest rate	1.5%	0.9%	0.8%
Expected dividend yield	—%	—%	—%
Fair value per stock option	$11.37	$8.53	$10.01

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

A summary of performance share awards activity for the years ended December 31, 2014, and 2013, respectively, is as follows:

Hospira Performance Share Awards	Awards (in millions)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	0.8	$58.67
Granted	0.2	30.31
Vested	—	39.32
Lapsed	(0.3)	64.77
Outstanding at December 31, 2013	0.7	49.00
Granted	0.1	54.14
Vested	—	42.83
Lapsed	(0.2)	59.34
Outstanding at December 31, 2014(1)	0.6	$45.61
_______________________________________________________________________________

(1)	For the three year performance cycle award period ended December 31, 2014, 0.3 million shares of Hospira common stock are expected to be earned for these awards granted in 2012.

The weighted average fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the 2014 performance share award grants during the years ended December 31, are as follows:

	2014	2013	2012
Hospira Performance share awards Monte Carlo assumptions (weighted average):
Expected volatility	30.8%	30.8%	27.3%
Risk-free interest rate	0.6%	0.4%	0.4%
Expected dividend yield	—%	—%	—%
Fair value per performance share award	$54.14	$29.46	$51.39

Performance-Based Restricted Stock Units

During 2013, 0.2 million performance-based restricted stock units were granted to key members of management primarily as part of the first quarter 2013 annual grant. These awards vest after three years if, during the three year period, Hospira's stock price appreciates to a level of 120% of the fair market value on the grant date, and maintains that level of appreciation for a 30 consecutive day period, which was achieved in June 2013.

The weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions for the performance-based restricted stock units grants, were as follows:

2013
Volatility	30.2%
Risk-free interest rate	0.4%
Dividend yield	—%
Fair value per performance share	$20.81

Restricted Stock and Units

Hospira issues restricted stock and units that generally vest in approximately equal amounts on the first, second and third anniversaries of the grant date. A summary of restricted stock and unit activity for the years ended December 31, 2014, and 2013, respectively, is as follows:

Hospira Restricted Stock and Units	Stock and Units (in millions)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	0.4	$42.34
Granted	1.2	29.81
Vested	(0.1)	48.51
Lapsed	(0.1)	28.98
Outstanding at December 31, 2013	1.4	31.83
Granted	0.9	43.83
Vested	(0.4)	32.02
Lapsed	(0.1)	32.94
Outstanding at December 31, 2014	1.8	$37.85

The fair value of restricted stock awards and units vested in 2014, 2013 and 2012 was $12.7 million, $5.2 million and $3.9 million, respectively.

Note 25 — Commitments and Contingencies

Other Commercial Commitments

Hospira's other commercial commitments as of December 31, 2014, representing commitments not recognized on the balance sheet, but potentially triggered by future events, primarily consist of non-debt letters of credit to provide credit support for certain transactions as requested by third parties. In the normal course of business, Hospira provides indemnification for guarantees it arranges in the form of bonds guaranteeing the payment of value added taxes, performance bonds, custom bonds and bid bonds. As of December 31, 2014, Hospira had $28.2 million of these commitments, with a majority expiring from 2015 to 2016. No amounts have been drawn under these letters of credit or bonds.

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment, as of December 31, 2014 are:

(dollars in millions)
2015	$37.8
2016	29.4
2017	20.8
2018	14.1
2019	12.1
Remaining Years	44.2
Total minimum future lease payments	$158.4

Lease expense under operating leases totaled $42.0 million, $31.1 million and $41.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

On August 18, 2014, the FDA allowed a carved-out label for generic competitors. Immediately following that decision, Mylan Institutional, LLC and Par Sterile Products, LLC launched generic versions of Precedex™ concentrate. On August 19, 2014, Hospira commenced action in the U.S. District Court for Maryland against the FDA (Sylvia Mathews Burwell, Secretary, U.S. Department of Health and Human Services and Dr. Margaret Hamburg, Commissioner, U.S. Food and Drug Administration). On October 28, 2014, the parties to the litigation entered into a settlement agreement. Pursuant to that settlement agreement, Mylan and Par may continue their generic sales under a carved-out label until near the end of the first quarter of 2015, after which those sales may continue with either the carved-out label or a full label.

In November 2014, Hospira entered into a confidential settlement agreement in its patent infringement litigation over Precedex™ with Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. USA (collectively "Intas") related to Intas' "Paragraph IV" notice indicating that it has filed an abbreviated new drug application ("ANDA") with the FDA for a generic version of Precedex™.

In December 2013, Hospira entered into a settlement agreement in its patent infringement litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz's "Paragraph IV" notice indicating that it has filed an ANDA with the FDA for a generic version of Precedex™. On September 22, 2014, the settlement agreement was amended to allow Sandoz to launch a generic version of Precedex™ in the U.S. from that date and Sandoz subsequently launched a generic version of Precedex™ in the U.S.

Hospira and Orion Corporation have brought suit in separate actions against the following parties alleging infringement of US Patent No. 6716867:

Defendant	U.S. District Court Where Filed*
Sun Pharmaceutical Industries, Inc. and Gland Pharma Ltd.	Eastern District of Michigan, No. 10-cv-14514
Akorn, Inc.	Northern District of Illinois, No. 14-cv-02811
Actavis US Holding LLC and Actavis LLC	District of Delaware, No. 14-cv-00488
Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories	District of Delaware, No. 14-cv-00487
Eurohealth International Sarl and West-Ward Pharmaceutical Corp.	District of Delaware, No. 14-cv-00486
*All filed April 18, 2014, except Sun Pharmaceutical Industries, Inc., which was filed November 12, 2010.

These lawsuits are based on the "Paragraph IV" notice provided by the respective ANDA holders, above, indicating that each has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs. Caraco's and Akorn's ANDAs have received tentative approval from the FDA.

On June 20, 2014, Hospira received another "Paragraph IV" notice from Bedford Laboratories referencing Hospira's patents for Precedex™, including patents covering the premix formulation of Precedex™. On August 1, 2014, Hospira brought suit against Eurohealth International Sarl and West-Ward Pharmaceutical Corp. in the District of Delaware, Case No. 14-cv-01008, seeking a judgment of infringement, injunctive relief and costs.

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

Derivative Securities Litigation

On January 23, 2015, the U.S. District Court for the Northern District of Illinois approved a settlement that included the dismissal of two shareholder derivative lawsuits, which named as defendants certain current and former Hospira officers, and members of Hospira's Board of Directors. The first case, which consolidated two lawsuits filed in the United States District Court for the Northern District of Illinois in December 2011 and dismissed pursuant to the settlement on January 23, 2015, is: Lori Ravenscroft Geare and Robert J. Casey, II, Derivatively for the Benefit of Hospira, Inc. v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, Ronald A. Matricaria and Brian J. Smith and Hospira, Inc. (Nominal Defendant). The second case, filed in June 2014 in Delaware Chancery Court and dismissed pursuant to the settlement on January 28, 2015, is: International Union of Operating Engineers Pension Plan of Eastern Pennsylvania and Delaware v. Christopher B. Begley, F. Michael Ball, Thomas E. Werner, Irving W. Bailey, II, Jacque J. Sokolov, Barbara L. Bowles, Roger W. Hale, John C. Staley, Connie R. Curran, Heino von Prondzynski, Mark F. Wheeler, Terrence C. Kearney, and Ronald A. Matricaria and Hospira, Inc. (Nominal Defendant). In general terms, both lawsuits alleged breaches of fiduciary duties by the individual defendants and sought damages, purportedly on behalf of Hospira, in connection with the matters covered by the securities lawsuit described under "Securities Litigation" above. The settlement will be fully funded by insurance proceeds.

Stockholder Litigation

Hospira and members of its Board of Directors are named as defendants in two class action lawsuits filed in the Delaware Court of Chancery alleging breaches of fiduciary duty in connection with the Agreement and Plan of Merger by and among Hospira, Pfizer Inc., and Perkins Holding Company. Pfizer and Perkins Holding Company are also named as defendants. The lawsuits, which seek to enjoin the proposed transaction, allege generally that the Merger Agreement resulted from an unfair process and fails to maximize value for Hospira stockholders. The first lawsuit was filed by Robert J. Casey II, on behalf of himself and all others similarly situated, on February 9, 2015; and the second lawsuit was filed by Samuel Montini, individually on behalf of himself and all others similarly situated, on February 10, 2015.

Regulatory Matters

Hospira's businesses are subject to regulatory inspections by regulatory authorities across the globe. Such regulatory inspections may lead to observations (commonly referred to as Form 483 observations in the U.S.), untitled letters, warning letters or similar correspondence, voluntary or involuntary product recalls, consent decrees, injunctions to halt manufacture and distribution of products, seizures of violative products, import and export bans or restrictions, monetary sanctions, delays in product approvals or clearances, civil penalties, criminal prosecution and other restrictions on operations.

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

Litigation Exposure Evaluation

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at December 31, 2014 and December 31, 2013, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recognized amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recognized by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

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

Hospira's underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recognized at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, interest expense, and other expense (income), net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described above.

Reportable segment information:

The table below presents information about Hospira's reportable segments for the years ended December 31:

	Net sales			Income (Loss) from Operations
(dollars in millions)	2014	2013	2012	2014	2013	2012
Americas	$3,605.1	$3,175.8	$3,239.4	$655.9	$254.0	$220.8
EMEA	532.0	508.6	525.8	(62.5)	(97.2)	(53.9)
APAC	326.6	318.4	326.9	11.0	(18.3)	10.0
Total reportable segments	$4,463.7	$4,002.8	$4,092.1	604.4	138.5	176.9
Corporate functions				(86.1)	(80.3)	(78.1)
Stock-based compensation				(52.0)	(41.6)	(40.0)
Income from operations				466.3	16.6	58.8
Interest expense and Other expense, net				(78.1)	(139.8)	(100.7)
Income (Loss) Before Income Taxes				$388.2	$(123.2)	$(41.9)

Net sales and Income from operations for 2013 includes charges of $104.3 million, including $88.4 million in the Americas segment, $13.2 million in the EMEA segment and $2.7 million in the APAC segment related to the Device Strategy. See Note 4 for further information.

	Depreciation and Amortization for the Years Ended December 31,			Additions to Long-Lived Assets for the Years Ended December 31,
(dollars in millions)	2014	2013	2012	2014	2013	2012
Americas	$177.9	$168.9	$154.8	$315.8	$314.8	$257.4
EMEA	40.8	45.7	48.0	39.5	29.2	28.4
APAC	39.4	42.9	44.8	36.8	23.0	26.0
Total reportable segments	$258.1	$257.5	$247.6	$392.1	$367.0	$311.8

	Goodwill(1) at December 31,		Total Assets at December 31,
(dollars in millions)	2014	2013	2014	2013
Americas	$1,012.6	$987.2	$5,295.9	$4,838.5
EMEA	8.2	—	744.8	700.9
APAC	68.3	70.5	609.3	639.5
Total reportable segments	$1,089.1	$1,057.7	$6,650.0	$6,178.9

(1) Changes in the value of goodwill were due to foreign currency exchange rate movement as well as acquisitions and divestitures.

Enterprise-wide information:

	Net Sales for the Years Ended December 31,			Long-Lived Asset at December 31,
(dollars in millions)	2014	2013	2012	2014	2013
U.S.	$3,236.8	$2,833.7	$2,830.1	$1,090.8	$1,059.7
Non-U.S.	1,226.9	1,169.1	1,262.0	844.9	658.8
Total	$4,463.7	$4,002.8	$4,092.1	1,935.7	1,718.5
Deferred income taxes and Investments				547.6	392.0
Goodwill and intangible assets, net				1,212.5	1,229.9
Total				$3,695.8	$3,340.4

Long-lived assets in India were $519.3 million and $314.2 million as of December 31, 2014 and 2013, respectively.

	Net Sales by Product Line for the Years Ended December 31,
(dollars in millions)	2014	2013	2012
Specialty Injectable Pharmaceuticals	$3,034.6	$2,759.4	$2,570.0
Medication Management	840.0	769.8	1,016.5
Other Pharmaceuticals	589.1	473.6	505.6
Total	$4,463.7	$4,002.8	$4,092.1

Note 27 — Pfizer Transaction

On February 5, 2015, Hospira entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pfizer Inc. ("Pfizer") and Perkins Holding Company, a wholly owned subsidiary of Pfizer ("Merger Sub"). The Merger Agreement provides that at the effective time of the Merger (the "Effective Time"), Merger Sub will merge with and into Hospira (the "Merger"), with Hospira surviving as a wholly owned subsidiary of Pfizer, subject to the terms and conditions set forth in the Merger Agreement.

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, at the Effective Time, each share of Hospira common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $90.00 in cash ("Per Share Merger Consideration"), without interest thereon (other than any shares of Hospira common stock owned by Hospira as treasury stock, any shares owned by Pfizer or its subsidiaries (including Merger Sub), and dissenting shares, if any, which will not be so converted).

Each Hospira stock option, restricted stock unit, performance share award, performance restricted stock unit and share of restricted stock, whether vested or unvested, that is outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive the Per Share Merger Consideration (in the case of performance share awards and performance restricted stock units, the number of shares of common stock subject to such award will be determined assuming target performance has been met) or, in the case of stock options, the excess, if any, of the Per Share Merger Consideration over the exercise price of such stock option.

Consummation of the Merger is subject to customary conditions, including, among other things, (i) approval of the holders of a majority of the outstanding shares of Hospira common stock entitled to vote on the Merger, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the expiration or termination of the applicable waiting periods under the antitrust laws of several other jurisdictions, including the E.U., and (iii) the absence of a material adverse effect on Hospira, as defined in the Merger Agreement.

The Merger Agreement contains specified termination rights for Pfizer and Hospira, including a mutual termination right in the event that the Merger is not consummated by December 31, 2015, subject to extension to June 30, 2016 under certain circumstances. Hospira must pay Pfizer a $500 million termination fee (the "Termination Fee") in the event the Merger Agreement is terminated by Pfizer following (1) a change of recommendation for the Merger by Hospira’s Board of Directors (the "Board"), (2) the Board’s failure to publically reaffirm its recommendation within ten business days of a request from Pfizer for reaffirmation following Hospira’s receipt of an acquisition proposal that is publicly announced or publicly known or (3) Hospira’s violation of certain non-solicitation obligations, in each case, as set forth in the Merger Agreement. Hospira also must pay Pfizer the Termination Fee if Hospira terminates the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior proposal (as defined in the Merger Agreement), as set forth in the Merger Agreement. Hospira must also pay Pfizer the Termination Fee if the Merger Agreement is terminated in certain specified circumstances while an acquisition proposal has been publicly made or communicated to the Board and not withdrawn and, within twelve (12) months following such termination, Hospira enters into a definitive agreement with respect to a business combination transaction of the type described in the relevant provisions of the Merger Agreement, or such a transaction is consummated. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Hospira will be required to pay to Pfizer $20 million for expenses incurred or paid by or on behalf of Pfizer (with such expenses paid credited to any Termination Fee subsequently paid by Hospira).

The Merger Agreement includes restrictions on the conduct of Hospira’s business prior to the completion of the Merger, generally requiring Hospira to conduct its business in the ordinary course and subjecting Hospira to a variety of specified limitations absent Pfizer’s prior written consent.

Note 28 — Quarterly Data (Unaudited)

	2014
(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$1,050.8	$1,135.8	$1,150.6	$1,126.5
Gross Profit(1)	369.6	400.0	431.3	385.6
Income From Operations	99.6	99.5	227.5	39.7
Net Income	67.9	70.9	158.6	35.8
Earnings per common share, basic	$0.41	$0.42	$0.94	$0.21
Earnings per common share, diluted	$0.40	$0.42	$0.92	$0.21
Weighted average common shares outstanding, basic	166.5	167.7	168.9	169.6
Weighted average common shares outstanding, diluted	168.4	170.0	171.8	172.9

	2013
(dollars in millions, except for per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$884.0	$1,026.2	$1,008.2	$1,084.4
Gross Profit(1)	150.1	318.7	290.2	321.6
(Loss) Income From Operations	(118.6)	52.2	29.8	53.2
Net (Loss) Income	(76.6)	32.9	1.9	33.5
(Loss) Earnings per common share, basic	$(0.46)	$0.20	$0.01	$0.20
(Loss) Earnings per common share, diluted	$(0.46)	$0.20	$0.01	$0.20
Weighted average common shares outstanding, basic	165.3	165.5	165.7	165.9
Weighted average common shares outstanding, diluted	165.3	166.3	167.0	167.3
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

Internal control over financial reporting. Management's report on our internal control over financial reporting is included on page 60 hereof, and the related report of our independent registered public accounting firm is included on page 62 hereof. Both reports are incorporated herein by reference.

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors" (including all sub-captions thereunder), "Corporate Governance—Committees of the Board of Directors—Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in Hospira's 2015 Definitive Proxy Statement to be filed on or about March 20, 2015. Also incorporated herein by reference is the text found under the caption, "Executive Officers of Hospira," in Part I.

Hospira has adopted a code of ethics (as defined in Item 406(b) of Regulation S-K) that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Hospira's Code of Business Conduct, which is available free of charge on Hospira's website (www.hospira.com) or by sending a request to: Corporate Governance Materials Request, c/o General Counsel and Secretary, Hospira, Inc., 275 North Field Drive, Dept. NLEG, Bldg. H1, Lake Forest, Illinois 60045. Hospira intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to Hospira's principal executive officer, principal financial officer or principal accounting officer and controller.

Item 11.    Executive Compensation

Incorporated herein by reference is the text to be included under the captions "Corporate Governance—Compensation Risk Assessment," "Director Compensation," (including all sub-captions thereunder), "2014 Compensation Discussion and Analysis," (including all sub-captions thereunder), "Executive Compensation" (including all sub-captions thereunder and tables and accompanying text and notes included therein) and "Compensation Committee Report" in the 2015 Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the text to be included under the caption "Ownership of our Stock" in the 2015 Definitive Proxy Statement.

Equity Compensation Plan Information

The following table gives information, as of December 31, 2014, about Hospira's common stock that may be issued upon the exercise of options and other equity awards under the Hospira 2004 Long-Term Stock Incentive Plan, as amended, which is the only equity compensation plan pursuant to which Hospira's equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(1)	Weighted-average exercise price of outstanding options, warrants and rights ($)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)(3)
Equity compensation plans approved by security holders	11,027,673	$39.74	12,850,000
Equity compensation plans not approved by security holders(4)(5)	—	—	250,000
Total	11,027,673	$39.74	13,100,000
_______________________________________________________________________________

(1)
Includes 1,594,871 shares of restricted stock, 237,666 stock units, and 1,167,370 shares of performance share awards (which assume maximum payouts on 583,685 shares) under Hospira's 2004 Long-Term Stock Incentive Plan.

(2)	The weighted average exercise price does not take restricted stock, stock units, and performance share awards into account.

(3)	This number reflects a target payout of 583,685 performance share awards.

(4)
Hospira Equity-Based Award/Recognition Plan. Hospira may use this plan to motivate and reward non-officer employee performance. If Hospira makes awards under this plan, Hospira expects to purchase the shares covered by the awards on the open market.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the text to be included under the captions "Election of Directors—Our Board of Directors," "Corporate Governance—Independence," "Corporate Governance—Committees of the Board of Directors," and "Policy Regarding Approval of Related Person Transactions" in the 2015 Definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference is the text to be included under the caption "Ratification of Independent Registered Public Accountants—Accounting Matters—Fees to Independent Registered Public Accountants" (including all sub-captions thereunder) in the 2015 Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Form 10-K.

1. Financial Statements: See "Part II, Item 8. Financial Statements and Supplementary Data" of this report for a list of financial statements.

2. Financial Statement Schedules:

Item	Page
Schedule II (Valuation and Qualifying Accounts)	110
Schedules I, III, IV and V are not included because they are not required.

3. Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index included on pages 111 through 116.

(b) Exhibits filed: See Exhibit Index from pages 111 through 116.

(c) Financial Statement Schedules filed: See page 110.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Hospira, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOSPIRA, INC.

By:	/s/ F. Michael Ball
F. Michael Ball Chief Executive Officer Date: February 12, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of Hospira, Inc. on February 12, 2015 in the capacities indicated below.

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

/s/ Mark F. Wheeler M.D.
Mark F. Wheeler M.D. Director

Hospira, Inc.
Schedule II-Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2014
(dollars in millions)
Allowance for doubtful accounts:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
Year ended December 31, 2014	$11.2	$(0.2)	$(1.4)	$9.6
Year ended December 31, 2013	12.7	(0.8)	(0.7)	11.2
Year ended December 31, 2012	15.7	(2.7)	(0.3)	12.7

(1)	Represents accounts written off as uncollectible, net of collections on accounts previously written off.
Inventory reserves:

Column A	Column B	Column C	Column D	Column E
Description	Balance at beginning of year	Additions charged to costs and expenses(1)	Deductions	Balance at end of year
Year ended December 31, 2014	$143.3	$132.4	$(139.3)	$136.4
Year ended December 31, 2013	126.8	146.2	(129.9)	143.3
Year ended December 31, 2012	127.0	107.8	(108.0)	126.8

(1)	The continued relative high level of charges relates to quality remediation actions and certain excess inventory charges including those in 2013 related to the Device Strategy.

EXHIBIT INDEX

Exhibit No.	Exhibit

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

2.5
Amendment No. 3 to the Business Transfer Agreement, dated March 13, 2013, among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Hospira Healthcare India Private Limited (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).**

2.6
Amendment to the Business Transfer Agreement, dated March 13, 2013, among Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited (filed as Exhibit 2.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).**

2.7
Amendment No. 4 to the Business Transfer Agreement, dated July 3, 2014, between Orchid Chemicals & Pharmaceuticals Ltd. and Hospira Healthcare India Private Limited (filed as Exhibit 2.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).**

2.8
Amendment No. 5 to the Business Transfer Agreement, dated June 30, 2014, among Orchid Chemicals & Pharmaceuticals Ltd., Mr. K. Raghavendra Rao and Hospira Healthcare India Private Limited (filed as Exhibit 2.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).**

3.1	Restated Certificate of Incorporation of Hospira, Inc. (filed as Exhibit 3.2 to the Hospira, Inc. Current Report on Form 8-K filed on December 11, 2014, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Hospira, Inc. (filed as Exhibit 3.1 to Hospira, Inc.'s Current Report on Form 8-K filed on October 1, 2014 and incorporated herein by reference).

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

10.1
Hospira 2004 Long-Term Stock Incentive Plan (As Amended Effective as of May 7, 2014) (filed on March 21, 2014 as Exhibit A to the Hospira, Inc. Definitive Proxy Statement on Schedule 14A and incorporated herein by reference).*

10.2(a)
Form of Hospira 2004 Long-Term Stock Incentive Plan Conversion Incentive Stock Option Award (filed as Exhibit 10.8(a) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.2(b)
Form of Hospira 2004 Long-Term Stock Incentive Plan Conversion Non-Qualified Stock Option Award (filed as Exhibit 10.8(b) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.2(c)
Form of Hospira 2004 Long-Term Stock Incentive Plan Conversion Replacement Non-Qualified Stock Option Award (filed as Exhibit 10.8(c) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.2(d)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made prior to May 9, 2005 (10-year term) (filed as Exhibit 10.8(d) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.2(e)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made on or after May 9, 2005 (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on May 12, 2005, and incorporated herein by reference).*

10.2(f)
Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference).*

10.2(f)(i)
Form of Amendment of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.8(f)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference).*

10.2(g)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Employee Director Non-Qualified Stock Option Award (filed as Exhibit 10.8(g) to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference).*

10.2(h)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made on or after March 6, 2008 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).*

10.2(h)(i)
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Option Terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010 (filed as Exhibit 10.3(h)(i) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).*

10.2(i)(i)
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference).*

10.2(i)(ii)
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made on or after March 5, 2009 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and incorporated herein by reference).*

10.2(i)(iii)
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 11, 2010 (filed as Exhibit 10.3(i)(iii) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference).*

10.3
Hospira, Inc. 2004 Performance Incentive Plan (Effective April 30, 2004, as amended effective January 1, 2009) (filed as Exhibit 10.4 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.4
Hospira, Inc. Non-Employee Directors' Fee Plan, Amended Effective January 3, 2012 (filed as Exhibit 10.5 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.5(a)
Change in Control Agreement dated January 1, 2013, between Hospira Inc. and F. Michael Ball (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on January 7, 2013, and incorporated herein by reference).*

10.5(b)
Form of Change in Control Agreement, dated January 1, 2013 between Hospira, Inc. and each of Brian J. Smith, and Thomas E. Werner (filed as Exhibit 10.2 to the Hospira, Inc. Current Report on Form 8-K filed on January 7, 2013, and incorporated herein by reference).*

10.5(c)
Form of Agreement Regarding Change in Control for executive officers other than F. Michael Ball, Brian J. Smith, and Thomas E. Werner (filed as Exhibit 10.6(c) to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, and incorporated herein by reference).*

10.6	The Hospira Supplemental Pension Plan, as amended (filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.7	Hospira Non-Qualified Savings and Investment Plan, as amended (filed as Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated herein by reference).*

10.8	Hospira Corporate Officer Severance Plan (filed as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).*

10.9
Form of Agreement regarding Executive Compensation Recovery Policy (filed as Exhibit 10.11 to the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).*

10.10
Form of non-qualified option terms for awards made to those officers subject to the Executive Compensation Recovery Policy on or after February 24, 2011 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.11
Letter dated February 23, 2011 from the Company to F. Michael Ball related to his employment (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.12
Form of Award Agreements for F. Michael Ball, including the Non-Qualified Stock Option Terms, Performance Share Unit Agreement, and Performance Share Unit Program Description (attached as Enclosures 3(a), 3(c), and 3(d) filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on March 8, 2011, and incorporated herein by reference).*

10.13
Form of Restricted Stock Agreement between Hospira, Inc. and Zena G. Kaufman and Richard J. Hoffman (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).*

10.14
Form of Restricted Stock Agreement between Hospira, Inc. and F. Michael Ball (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated herein by reference).*

10.15
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for award made to F. Michael Ball on or after March 1, 2012 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.16
Form of Notice of Award and Award Agreement for Restricted Stock Units and Election Deferral Form for awards made to officers on or after March 1, 2012 (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.17
Form of Non-Qualified Performance Stock Option Terms for an award made to F. Michael Ball on March 1, 2012 (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.18
Form of Non-Qualified Stock Option Terms for an award made to F. Michael Ball on March 1, 2012 (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference).*

10.19
Form of Restricted Stock Agreement between Hospira, Inc. and Neil Ryding (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference).*

10.20
Form of Hospira 2004 Long-Term Stock Incentive Plan Restricted Stock Agreement between Hospira, Inc. and John B. Elliot (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference).*

10.21
Credit Agreement and Guaranty, dated October 28, 2011, between Hospira and the Lenders and Agents named therein (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on November 1, 2011, and incorporated herein by reference).

10.22
Amendment No. 1 to the Credit Agreement, dated April 30, 2013, among Hospira, Inc., the Lenders and Agents named therein (filed as Exhibit 10.12 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

10.23
Form of Performance Share Unit Award Agreement to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.24
Form of Hospira 2004 Long-Term Stock Incentive Plan Restricted Stock Unit Agreement to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.25
Form of Hospira 2004 Long-Term Stock Incentive Plan Performance Based Restricted Stock Unit Agreement to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.26
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms to F. Michael Ball for awards made to him on or after February 27, 2013 (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.27
Form of Performance Share Unit Award Agreement for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.6 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.28
Form of Hospira 2004 Long-Term Stock Incentive Plan Restricted Stock Unit Agreement for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.7 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.29
Form of Hospira 2004 Long-Term Stock Incentive Plan Performance Based Restricted Stock Unit Agreement for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.8 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.30
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Qualified Stock Option Terms for awards made to officers on or after February 27, 2013 (filed as Exhibit 10.9 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).*

10.31
Form of Performance Share Unit Award Agreement for awards made to F. Michael Ball on February 26, 2014 (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.32
Form of Restricted Stock Unit Award Agreement for awards made to F. Michael Ball on February 26, 2014 (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.33
Form of Non-Qualified Stock Option Terms for awards made to F. Michael Ball on February 26, 2014 (filed as Exhibit 10.3 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.34
Form of Performance Share Unit Award Agreement for awards made to officers on February 26, 2014 (filed as Exhibit 10.4 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.35
Form of Restricted Stock Unit Award Agreement for awards made to officers on February 26, 2014 (filed as Exhibit 10.5 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.36
Form of Non-Qualified Stock Option Terms for awards made to officers on February 26, 2014 (filed as Exhibit 10.6 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.37
Form of Restricted Stock Unit Award Agreement for awards made to David J. Endicott on March 31, 2014 (filed as Exhibit 10.7 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and incorporated herein by reference).*

10.38
Form of Hospira 2004 Long-Term Stock Incentive Plan Non-Employee Director Restricted Stock Agreement for awards made on or after February 27, 2013 (filed as Exhibit 10.11 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference).

10.39
Hospira Non-Qualified Savings and Investment Plan (Effective January 1, 2008 and as amended through the Third Amendment effective August 21, 2013) (filed as Exhibit 10.1 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).*

10.40
Hospira Executive Severance Plan (Effective September 1, 2007 and as amended through the Fourth Amendment effective August 21, 2013) (filed as Exhibit 10.2 to the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference).*

10.41	Form of Employee Agreement used for employees, including named executive officers.*

10.42	Hospira, Inc. Non-Employee Directors' Fee Plan, Amended Effective December 9, 2014.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

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

101
The following financial statements from the Hospira, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 12, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of income (loss) and comprehensive (loss) income, (ii) consolidated statements of cash flows, (iii) consolidated balance sheets, (iv) consolidated statement of changes in shareholders' equity, (v) notes to the consolidated financial statements and (vi) Schedule II-Valuation and Qualifying Accounts.

*	Management compensatory plan or arrangement.
**	Confidential treatment requested for portions of this exhibit.

Hospira will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Hospira, Inc., 275 North Field Drive, Department NLEG, Building H1, Lake Forest, Illinois 60045.