Form 10-Q
period 2015-03-31
HOSPIRA INC
filed 2015-04-28
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of April 24, 2015, Registrant had outstanding 172,778,850 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Defined Terms

We have used "Hospira," "we," "us" or "our" to refer to Hospira, Inc. in this report. We have also used several other terms in this report, which are explained or defined below:

Americas	Hospira reportable segment, which includes United States, Canada and Latin America
APAC	Hospira reportable segment, which includes Asia, Japan, Australia and New Zealand
ANDA	Abbreviated new drug application
API	Active pharmaceutical ingredient
ASU	Accounting Standards Updates, as issued by the Financial Accounting Standards Board
Biosimilars	Biologic drugs that are highly similar to a reference biopharmaceutical product and demonstrate no clinically meaningful differences in terms of the safety, purity and potency of the product
Cadila	Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India
Celltrion	Celltrion, Inc. and Celltrion Healthcare, Co., Ltd.
Celltrion Healthcare	Celltrion Healthcare, Co., Ltd.
EMEA	Hospira reportable segment, which includes Europe, Middle East and Africa
EPO	Epoetin, one of our biosimilars, which is sold commercially as Retacrit™
E.U.	European Union
FDA	U.S. Food and Drug Administration
Forward Contracts	Foreign exchange contracts
GAAP	Generally Accepted Accounting Principles in the United States
Generic pharmaceuticals or generic products	Generally refers to our generic injectable pharmaceuticals product group
IPR&D	In Process Research and Development
I.V.	intravenous
medical and dental plans	post-retirement medical and dental plans
Medication Management	Medication management, one of the primary groupings of our products that includes pumps, gravity administration sets and other device products
Merger	The merger of Merger Sub with and into Hospira, as contemplated by and subject to the terms and conditions of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated February 5, 2015, among Pfizer, Merger Sub and Hospira
Merger Sub	Perkins Holding Company, a wholly owned subsidiary of Pfizer
NAI	No Action Indicated
NovaQuest	NovaQuest Co-Investment Fund I, L.P.
on-market products	Products currently available for sale in one or more markets
Orchid	Orchid Chemicals & Pharmaceuticals Ltd.
pension plans	employee severance indemnity plans
Pfenex	Pfenex, Inc., a collaborative partner with Hospira in the development of a ranibizumab biosimilar
Pfizer	Pfizer Inc.
Q Core	Q Core Medical, Ltd.
Revolver	A $1.0 billion unsecured revolving credit facility
R&D	Research and development
SEC	U.S. Securities and Exchange Commission
SIP	Specialty Injectable Pharmaceuticals, one of the primary groupings of our products that includes generic injectables, biosimilars and proprietary products
VAI	Voluntary Action Indicated
Vizag	Visakhapatnam, India, the location of a Hospira manufacturing facility that is currently under construction
ZHOPL	Zydus Hospira Oncology Private Limited, our joint venture with Cadila
2014 Form 10-K	Hospira's Annual Report on Form 10-K for the year ended December 31, 2014

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

•
actions undertaken by global regulatory, trade, accounting and taxation bodies, including (i) administrative action taken by the FDA that could delay or otherwise adversely impact our product development or the manufacturing, registration, importing or selling of products, (ii) trade restrictions or sanctions issued by the U.S. or foreign governments that may limit or close certain geographic markets, and (iii) changes in accounting or tax principles that may change the manner in which we are required to account for our activities; all of which could affect our financial results by affecting revenue opportunities or result in additional expenses or liabilities;

•
product quality or patient safety issues leading to product recalls or other corrective actions, product withdrawals, device product remediation, replacement and retirement programs, product launch delays, import and export bans or restrictions, suspensions, sanctions, seizures, injunctions, litigation or declining sales;

•	our ability to prevail against the intellectual property rights of third parties related to our R&D pipeline;

•
product development risks, including satisfactory clinical performance, general unpredictability associated with the product development cycle, the timing of regulatory approvals or clearances, the quality of our regulatory submissions and the satisfactory condition of our manufacturing facilities or suppliers' facilities to support new product approvals or clearances, including our new Vizag, India facility;

•
risks associated with biosimilar development and approval, including uncertainty concerning the regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

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

•	the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement with Pfizer;

•	the failure to satisfy conditions to completion of the Merger with Pfizer, including the receipt of all required regulatory approvals related to the Merger with Pfizer; and

•	economic factors, including inflation, contraction in capital markets, changes in interest rates and changes in foreign currency exchange rates.

Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Part I, Item 1A. Risk Factors," in the 2014 Form 10-K, (ii) factors described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Hospira's 2014 Form 10-K, as updated by "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report, and (iii) matters discussed in "Part II, Item 8. Financial Statements and Supplementary Data, Note 25" in Hospira's 2014 Form 10-K, as updated by "Part I, Item 1. Financial Statements, Note 24," in this report. These forward-looking statements speak only as of the date on which the statements were made. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. We undertake no obligation to update or correct any of these statements and investors and others should not expect that we will make additional updates or corrections, unless required by law.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hospira, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(dollars and shares in millions, except for per share amounts)

	Three Months Ended March 31,
Statements of Income:	2015	2014
Net sales	$1,174.9	$1,050.8

Cost of products sold	651.4	681.2
Restructuring and impairment	31.1	0.7
Research and development	135.4	83.2
Selling, general and administrative	223.6	186.1
Total operating costs and expenses	1,041.5	951.2
Income From Operations	133.4	99.6

Interest expense	15.0	20.5
Other income, net	(3.5)	(2.0)
Income Before Income Taxes	121.9	81.1

Income tax expense	47.9	16.5
Equity income from affiliates, net	(1.6)	(3.3)
Net Income	$75.6	$67.9

Earnings Per Common Share:
Basic	$0.44	$0.41
Diluted	$0.43	$0.40
Weighted Average Common Shares Outstanding:
Basic	171.4	166.5
Diluted	175.1	168.4

Statements of Comprehensive Income:
Foreign currency translation adjustments, net of taxes of $0.0 for all periods	$(67.7)	$28.7
Pension liability adjustments, net of taxes of $(1.0) and $(1.5), respectively	3.9	1.7
Unrealized gains (losses) on investments, net of taxes of $(1.2) and $0.0, respectively	1.5	(0.4)
Cash flow hedge adjustments, net of taxes of $0.0 for all periods	0.1	—
Other Comprehensive (Loss) Income	(62.2)	30.0
Net Income	75.6	67.9
Comprehensive Income	$13.4	$97.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2015	2014
Cash Flow From Operating Activities:
Net Income	$75.6	$67.9
Adjustments to reconcile Net Income to net cash from operating activities-
Depreciation	49.2	43.9
Amortization of intangible assets	11.9	21.8
Stock-based compensation expense	14.1	11.0
Undistributed equity income from affiliates	(1.6)	(3.3)
Deferred income taxes and other tax adjustments	6.7	12.9
Impairments and other asset charges	1.8	—
Changes in assets and liabilities, net of the effects of acquisitions-
Trade receivables	(16.9)	20.4
Inventories	(76.0)	(70.4)
Prepaid expenses and other assets	9.2	(32.9)
Trade accounts payable	(48.0)	20.2
Other liabilities	(134.4)	(78.8)
Other, net	8.1	5.6
Net Cash (Used in) Provided by Operating Activities	(100.3)	18.3

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(103.4)	(95.1)
Acquisitions, net of cash acquired	—	(9.0)
Purchases of intangibles and other investments	(18.4)	(3.1)
Proceeds from disposal of businesses and assets	—	2.9
Net Cash Used in Investing Activities	(121.8)	(104.3)

Cash Flow From Financing Activities:
Other borrowings, net	(1.2)	(62.2)
Excess tax benefit from stock-based compensation arrangements	33.3	0.7
Proceeds from stock options exercised less taxes paid related to net share settlements of $27.7 and $4.9, respectively	43.1	25.2
Net Cash Provided by (Used in) Financing Activities	75.2	(36.3)

Effect of exchange rate changes on cash and cash equivalents	(11.8)	1.3

Net change in cash and cash equivalents	(158.7)	(121.0)
Cash and cash equivalents at beginning of period	802.4	798.1
Cash and cash equivalents at end of period	$643.7	$677.1

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$50.8	$50.5
Income taxes, net of refunds	$4.4	$4.9
Accrued capital expenditures	$37.5	$23.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in millions)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$643.7	$802.4
Trade receivables, less allowances of $9.3 and $9.6, respectively	595.8	601.9
Inventories, net	1,181.0	1,133.3
Deferred income taxes and other	190.7	230.0
Prepaid expenses	64.0	69.3
Other receivables	113.2	117.3
Total Current Assets	2,788.4	2,954.2
Property and equipment, net	1,852.7	1,816.7
Intangible assets, net	126.4	123.4
Goodwill	1,083.9	1,089.1
Deferred income taxes	312.9	295.4
Investments	257.2	252.2
Other assets	128.1	119.0
Total Assets	$6,549.6	$6,650.0
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$4.8	$6.8
Trade accounts payable	359.6	414.5
Salaries, wages and commissions	162.8	252.0
Other accrued liabilities	597.1	626.8
Total Current Liabilities	1,124.3	1,300.1
Long-term debt	1,754.2	1,749.2
Deferred income taxes	4.5	5.4
Post-retirement obligations and other long-term liabilities	230.0	258.7
Commitments and Contingencies
Total Shareholders' Equity	3,436.6	3,336.6
Total Liabilities and Shareholders' Equity	$6,549.6	$6,650.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2015	170.4	$1.8	$(599.8)	$2,044.5	$2,257.0	$(366.9)	$3,336.6
Net Income	—	—	—	—	75.6	—	75.6
Other Comprehensive Loss	—	—	—	—	—	(62.2)	(62.2)
Changes in shareholders' equity related to incentive stock programs	2.2	—	—	86.6	—	—	86.6
Balances at March 31, 2015	172.6	$1.8	$(599.8)	$2,131.1	$2,332.6	$(429.1)	$3,436.6

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

Hospira conducts operations worldwide and is managed in three reportable segments: Americas; Europe, Middle East and Africa; and Asia Pacific. See Note 25 for further information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with GAAP. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2014 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

New Accounting Standards

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

In April 2015, the Financial Accounting Standards Board issued a proposed ASU for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the annual reporting period (including interim periods within those periods) beginning after December 15, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
Changes the presentation of debt issuance costs in financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense.

Hospira's debt issuance costs, net of amortization, as of March 31, 2015 were $13.5 million reported as Other assets.
For fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.

For more information on Hospira's accounting standards that were recently adopted, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 1," in Hospira's 2014 Form 10-K.

Significant Accounting Policies

The following information updates the description of significant accounting policies contained in Note 1 to Hospira's consolidated financial statements included in Hospira's 2014 Form 10-K.

Supplier Advances

Hospira periodically makes supplier advances to achieve timely procurement of products or product components. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk. In estimating an allowance for loss, Hospira monitors supplier credit, among other factors, and recognizes an allowance in the Condensed Consolidated Statements of Income based on the nature of the advance. Total supplier advances were $33.4 million and $50.9 million as of March 31, 2015 and December 31, 2014, respectively. The current and long-term balances are reported in Prepaid expenses and Other assets, respectively, in the Condensed Consolidated Balance Sheets.

Unapproved Products

Prior to regulatory approval and launch Hospira capitalizes costs associated with certain products. Hospira capitalizes product costs, material and conversion costs in preparation for product launches prior to regulatory approval when regulatory approval of the products is considered probable. Unapproved product inventories were $52.7 million and $52.5 million as of March 31, 2015 and December 31, 2014, respectively, and the current and long-term portions are reported in Prepaid expenses and Other assets, respectively, in the Condensed Consolidated Balance Sheets. Unapproved product reserves were $6.8 million and $7.6 million as of March 31, 2015 and December 31, 2014, respectively.

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

During the three months ended March 31, 2015 and 2014, Hospira incurred $0.5 million and $0.9 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. Cumulative acquisition and integration-related costs as of March 31, 2015 were $40.1 million.

The assets acquired and liabilities assumed at their respective estimated fair values is preliminary and based on the initial measurements as of the acquisition date of July 4, 2014. The fair value of certain acquired liabilities and tax related items is pending finalization of the valuation, which may result in significant adjustments, and will be completed as soon as practicable. The following table summarizes the fair value of the assets acquired and liabilities assumed, based on management's best estimate:

(dollars in millions)
Current assets, net	$57.1
Property and equipment	120.1
Intangible assets (product rights)	24.6
IPR&D	3.7
Goodwill	48.7
Other non-current assets and liabilities, net	(7.0)
Total allocation of purchase price	$247.2

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

The operating results of the acquisitions (Orchid and Evolabis) have been included in Hospira's results of operations since the individual acquisition dates, and pro forma results of operations for these acquisitions (Orchid and Evolabis) have not been presented as they are not material to Hospira's results of operations, either individually or in the aggregate.

Note 3 — Restructuring and Optimization Actions

Hospira aims to achieve a culture of continuous improvement to enhance its efficiency, effectiveness and competitiveness and improve its cost base. As part of this strategy, Hospira has taken a number of actions to reduce operating costs and/or optimize operations. The net charges related to these actions consist primarily of severance and other employee benefits, other exit costs, other asset (inventory) charges, impairments, accelerated depreciation, contract termination costs and gains or losses on disposal of assets and/or product lines.

Facilities Optimization

In March 2015, Hospira initiated a plan to discontinue API R&D related activities at its Boulder, Colorado manufacturing facility. For the three months ended March 31, 2015, Hospira incurred $0.7 million of employee related and other exit costs and $1.8 million of asset impairments reported in Restructuring and impairment.

In January 2015, Hospira announced a plan for the closure, in the second half of 2015, of its Clayton, North Carolina manufacturing facility. The closure will include the discontinuation or transfer of the products manufactured at the site to other Hospira locations or third parties. Hospira estimates that this activity will result in total charges of approximately $45 million, including an impairment charge in the Americas segment of $21.9 million reported in Restructuring and impairment for the year ended December 31, 2014, and charges expected to be recognized through 2015 that are estimated to include: (i) approximately $15 million of cash for employee-related costs, including costs for severance, retention, and other employee related assistance and other exit costs associated with the plan; and (ii) approximately $8 million in other non-cash costs, including accelerated depreciation of plant assets. The cash related charges do not include capital expenditures or product transfer costs related to establishing manufacturing operations in any other locations or offset from any potential proceeds from the sale of the existing facility and related assets. For the three months ended March 31, 2015, Hospira incurred charges of $10.4 million reported in Restructuring and impairment.

Restructuring

Starting in late 2012 and continuing through 2015, Hospira incurred costs to optimize commercial organizational structures, and related functions, in all segments. As Hospira continues to optimize its global commercial operations and related functions and align investments to support future growth, Hospira anticipates that similar restructuring actions may continue through 2015. The costs are reported in Restructuring and impairment and primarily include aggregate severance charges of $15.9 million and contract termination charges of $2.3 million. Of the aggregate costs, $0.6 million and $0.3 million were incurred in the three months ended March 31, 2015 and 2014, respectively.

The following summarizes the aggregate facility optimization and restructuring activity including Device Strategy related restructuring charges, see Note 4, for the three months ended March 31, 2015:

(dollars in millions)	Employee-Related Benefit Costs	Impairment and Accelerated Depreciation Charges	Other	Total
Balance at January 1, 2015	$2.8	$—	$0.5	$3.3
Costs incurred	23.7	5.9	1.5	31.1
Payments	(1.1)	—	—	(1.1)
Non-cash items	—	(5.9)	—	(5.9)
Balance at March 31, 2015	$25.4	$—	$2.0	$27.4

Note 4 — Device Strategy

Hospira continues to implement its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is expected to be predominantly completed by the end of 2015.

In connection with the Device Strategy, that now includes the restructuring initiative described below, Hospira expects to incur future charges related to these actions. Hospira expects major cash costs to include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs; and (iv) severance and other employee related assistance and contract termination charges. Further, Hospira has incurred non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

In January 2015, Hospira approved and initiated plans to streamline and optimize device manufacturing, research and development and service center activities in all segments, and the charges will be included as part of Device Strategy charges, as noted above.

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended March 31,		Line Item in the Condensed Consolidated Statement of Income
(dollars in millions)	2015	2014
Consulting, customer accommodations, contract termination, collection and destruction and other (releases) charges	$(8.2)	$5.6	Cost of products sold
Inventory (releases) charges	(0.3)	0.3	Cost of products sold
Severance and other related costs	17.6	—	Restructuring and impairment
Other asset impairments and accelerated depreciation	—	0.4	Restructuring and impairment
Total charges	$9.1	$6.3

The amount, timing and recognition of additional charges associated with the Device Strategy will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

See Note 3 and Note 16 for certain Device Strategy related and other accrual activity for the three months ended March 31, 2015.

Note 5 — Collaborative and Other Arrangements

On February 10, 2015, Hospira entered into a global collaboration agreement with Pfenex to develop and commercialize PF582, Pfenex’s biosimilar candidate for ranibizumab. Under the agreement, Hospira will be responsible for Phase III studies, manufacturing, regulatory approval, litigation, sales and marketing. Pfenex is responsible for completing Phase I and additional product characterization work. In March 2015, Hospira paid $51.0 million as an upfront milestone to Pfenex at the close of the agreement which is reported in Research and development expense for the three months ended March 31, 2015. Pfenex will be eligible to receive a combination of development milestone payments of approximately $31 million and sales-based milestone payments up to approximately $260 million, including tiered double-digit royalties on net sales of the product over the next five years and beyond under certain circumstances. Pfenex is obligated to contribute up to $20 million to fund a portion of the Phase III equivalence clinical trial costs.

In December 2014, Hospira entered into a new agreement with Q Core. Under the agreement, Hospira will (i) license the rights to manufacture sets compatible with the Sapphire™ and SapphirePlus™ infusion pumps, (ii) provide milestone payments, some of which may be refundable, for new infusion pump products developed by Q Core in advance of or upon achievement of CE mark or FDA clearance and (iii) make advances to Q Core for the prepayment of inventory for new products. Under the agreement, Hospira will pay Q Core up to approximately $55 million primarily over the next two years or as milestones are achieved of which $17.8 million was paid and capitalized based on the nature of the assets in the three months ended March 31, 2015. Under the arrangement, new pump products are intended to be added to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The agreement includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core pump products.

On April 29, 2013, Hospira and NovaQuest entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million, with contributions not exceeding $50.0 million in any single year and such amounts are recognized as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each product of approximately $20 million, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the products. In certain instances that result in the delay or failure of the products to be marketed (other than the failure of the products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. For the three months ended March 31, 2015 and 2014, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $2.9 million and $6.9 million, respectively. Cumulative development funding recognized as an offset to Research and development expense from NovaQuest through the period ended March 31, 2015 was $90.9 million.

For information on other Hospira collaborative and other arrangements, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 1," in Hospira's 2014 Form 10-K.

Note 6 — Investments

Investments, equity-method

Hospira's equity-method investments primarily consist of a 50% ownership interest in a joint venture, Zydus Hospira Oncology Private Limited with Cadila. Equity income from affiliates, net, including the ZHOPL equity investment, was $1.6 million and $3.3 million for the three months ended March 31, 2015 and 2014, respectively. No distributions were received from ZHOPL for the three months ended March 31, 2015 and 2014.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Revenue	$17.3	$16.3
Operating expenses	13.8	10.2
Operating income	3.5	6.1
Net Income	2.8	4.6

Investments, at fair value

As of March 31, 2015 and December 31, 2014, Investments, at fair value (available-for-sale marketable investments) included $2.7 million and $4.2 million of unrealized losses, respectively, which are included in Accumulated other comprehensive loss.

On September 30, 2014, Hospira purchased a convertible bond from Celltrion Healthcare with an aggregate principal amount denominated in Korean Won equal to $200.0 million U.S. Dollars, due on September 30, 2019. Interest is payable quarterly at an annual rate of 6.0%. The convertible bond will be recognized as an available-for-sale investment and is subject to credit risk. Hospira may redeem some or all of the principal of the convertible bond for cash or an equity interest in Celltrion Healthcare, or, starting on the third anniversary of the issue of the convertible bond, the supply of biosimilar products. Additionally, Celltrion Healthcare may elect to pay interest on the convertible bond in cash, or in kind by providing biosimilar product to Hospira. Further, Hospira amended its co-exclusive agreement with Celltrion to amend commercial terms, which includes providing Hospira exclusive rights to specific biosimilar products in the U.S. and certain other territories.

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

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		Fair Value Measurements at Reporting Date, Using:
	March 31,	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in millions)	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$11.4	$11.4	$—	$—
Investments	197.0	2.8	194.2	—
Interest rate swap contracts	5.2	—	5.2	—
Financial Liabilities:
Foreign currency exchange contracts	3.3	—	3.3	—

		Fair Value Measurements at Reporting Date, Using:
	December 31,	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in millions)	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$3.0	$3.0	$—	$—
Investments	194.6	3.7	190.9	—
Interest rate swap contracts	0.1	—	0.1	—
Financial Liabilities:
Foreign currency exchange contracts	0.6	—	0.6	—

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of cash and cash equivalents, which include money market fund instruments, approximate their carrying value due to their short-term nature, and are within Level 1 of the fair value hierarchy. The fair value of the Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Specific to the investment in Celltrion Healthcare, the inputs primarily used include South Korean benchmark interest rates adjusted for credit risk and foreign exchange rates. Level 3 inputs, as applicable, are unobservable inputs which reflect assumptions developed by management to measure assets and liabilities at fair value.

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature.

The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	March 31, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$2,038.9	$1,750.0	$1,924.0

Note 8 — Financial Instruments and Derivatives

Hospira's operations are exposed to market risk primarily due to changes in currency exchange and interest rates. The objective in managing these risks is to reduce volatility on earnings and cash flows. To reduce the risk, Hospira enters into certain derivative financial instruments, when available on a cost-effective basis, to hedge its underlying economic exposure. For a more detailed description of Hospira's financial instruments and derivatives, see Note 8 to Hospira's consolidated financial statements included in Hospira's 2014 Form 10-K.

The following table summarizes Hospira's fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	March 31,	December 31,
(dollars in millions)		2015	2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:	Other receivables	$11.4	$3.0
	Other accrued liabilities	3.3	0.6
Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	5.2	0.1

The impact on earnings from derivatives activity was as follows:

	Line Item in the Condensed Consolidated Statement of Income	Three Months Ended March 31,
(dollars in millions)		2015	2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other income, net	$(5.0)	$(0.7)
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest income	(1.4)	—

Note 9 — Inventories, Net

Inventories, net consist of the following:

	March 31,	December 31,
(dollars in millions)	2015	2014
Finished products	$517.3	$521.7
Work in process	384.7	324.7
Materials	279.0	286.9
Total	$1,181.0	$1,133.3

Inventory reserves were $126.0 million and $136.4 million as of March 31, 2015 and December 31, 2014, respectively.

Note 10 — Property and Equipment, Net

Property and equipment, net consists of the following:

	March 31,	December 31,
(dollars in millions)	2015	2014
Property and equipment, at cost	$3,651.8	$3,607.2
Accumulated depreciation	(1,799.1)	(1,790.5)
Total Property and equipment, net	$1,852.7	$1,816.7

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes Goodwill and Intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at January 1, 2015	$1,089.1	$123.4
Additions or adjustments	(2.2)	16.7
Amortization	—	(11.9)
Currency translation effect	(3.0)	(1.8)
Balance at March 31, 2015	$1,083.9	$126.4

Additions to Intangible assets, net are primarily related to the Americas reportable segment and the agreement with Q Core as discussed in Note 5.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 12 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. During the three months ended March 31, 2015 and 2014, intangible asset amortization expense was $11.9 million and $21.8 million, respectively, and reported in Cost of products sold.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible assets, net
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(dollars in millions)	2015	2014	2015	2014	2015	2014
Product rights and other	$542.4	$554.3	$(441.0)	$(457.8)	$101.4	$96.5
Customer relationships	7.2	7.4	(6.6)	(6.4)	0.6	1.0
IPR&D	4.9	4.9	—	—	4.9	4.9
Technology	39.0	39.0	(19.5)	(18.0)	19.5	21.0
Total	$593.5	$605.6	$(467.1)	$(482.2)	$126.4	$123.4

Intangible asset amortization for each of the five succeeding fiscal years is estimated at:

Year	(dollars in millions)
2015	$44.9
2016	24.1
2017	17.2
2018	7.8
2019	5.0

Note 12 — Other Assets

Other assets consist of the following:

	March 31,	December 31,
(dollars in millions)	2015	2014
Supplier advances	$28.0	$25.5
Net investment in sales-type leases, less current portion	4.0	6.5
Unapproved products	36.6	36.0
Non-current receivables	11.0	9.2
All other	48.5	41.8
Total	$128.1	$119.0

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consists of the following:

	March 31,	December 31,
(dollars in millions)	2015	2014
Minimum lease payments receivables	$10.6	$13.7
Unearned interest income	(0.8)	(1.1)
Net investment in sales-type leases	9.8	12.6
Current portion (1)	(5.8)	(6.1)
Net investment in sales-type leases, less current portion (1)	$4.0	$6.5

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of March 31, 2015 and December 31, 2014, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2015	2014
Accrued rebates	$126.0	$135.5
Income taxes payable	13.1	3.5
Product recalls, customer sales allowances, customer accommodations and other related accruals	126.1	127.5
Accrued returns	26.8	29.1
All other	305.1	331.2
Total	$597.1	$626.8

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	March 31,	December 31,
(dollars in millions)	2015	2014
Accrued post-retirement medical and dental costs	$54.5	$55.2
Pension liabilities	88.9	91.9
Unrecognized tax benefits, including penalties and interest	35.6	33.9
Product recalls, customer sales allowances, customer accommodations and other related accruals	3.7	31.3
Accrued returns	12.7	12.7
All other	34.6	33.7
Total	$230.0	$258.7

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

The following summarizes Product recalls, customer sales allowances, customer accommodations and other related accruals activity for the three months ended March 31, 2015:

(dollars in millions)	Product recalls, customer sales allowances, customer accommodations and other related accruals
Balances at January 1, 2015	$158.8
Provisions net of releases of prior provisions	(11.2)
Payments	(17.8)
Balances at March 31, 2015	$129.8

Note 17 — Pension and Other Post-Retirement Benefits

Retirement plans consist of defined benefit plans and legislated obligations such as pension plans, medical and dental plans and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net periodic benefit cost recognized for Hospira's pension and post-retirement medical and dental benefit plans consist of the following:

	Pension Plans
	Three Months Ended March 31,
(dollars in millions)	2015	2014
Service cost for benefits earned during the period	$0.6	$0.4
Interest cost on projected benefit obligations	6.1	6.5
Expected return on plans' assets	(7.5)	(7.8)
Amortization of net actuarial losses	4.7	3.1
Net periodic benefit cost	$3.9	$2.2

	Medical and Dental Plans
	Three Months Ended March 31,
(dollars in millions)	2015	2014
Interest cost on projected benefit obligations	$0.6	$0.6
Amortization of net actuarial losses	0.2	0.1
Net periodic benefit cost	$0.8	$0.7

Hospira has no estimated minimum required contribution for 2015 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to its defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan for the three months ended March 31, 2015.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. For the three months ended March 31, 2015 and 2014, Hospira's expenses were $11.1 million and $11.6 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of March 31, 2015, Hospira had a $1.0 billion unsecured revolving credit facility maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, and Hospira's debt and financial position may limit Hospira's availability for borrowings to less than $1.0 billion. As of March 31, 2015, Hospira had no limit on the availability under the Revolver.

As of March 31, 2015, Hospira was in compliance with all financial covenants.

For more information on Hospira's Senior Notes and other borrowings, interest rate swap contracts and the Revolver, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 19," in Hospira's 2014 Form 10-K. There have been no material changes to the short-term borrowing or other debt arrangement information provided in Hospira's 2014 Form 10-K.

Note 19 — Income Taxes

Taxes on income reflect the estimated annual effective rates, excluding the effect of significant unusual items. The effective tax rates are generally less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions, of varying durations, in certain non-U.S. taxing jurisdictions.

Hospira remains subject to tax examinations, which are in various stages, in the following major tax-paying jurisdictions: for years 2006 forward in Italy, for years 2007 forward in Australia, for years 2009 forward in Canada, for years 2010 forward in the U.S. and for years 2011 forward in the United Kingdom. Hospira estimates that within the next twelve months a decrease of up to approximately $10 million in the balance of unrecognized tax benefits could occur as a result of audit settlements or statute of limitations expirations.

Note 20 — Shareholders' Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. At March 31, 2015 and December 31, 2014, 185.8 million and 183.6 million common shares were issued, respectively, and 172.6 million and 170.4 million common shares were outstanding, respectively.

Treasury Stock

In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock of which $800 million remains authorized taking into account prior repurchases. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price and other factors. No common stock repurchases were made during the three months ended March 31, 2015. The Merger Agreement with Pfizer imposes certain restrictions upon repurchases of Hospira's common stock during the pendency of the Merger. See Note 26 for more information on the Merger Agreement with Pfizer.

Dividends

The Merger Agreement with Pfizer imposes certain restrictions upon Hospira's ability to pay dividends during the pendency of the Merger. See Note 26 for more information on the Merger Agreement with Pfizer.

Note 21 — Accumulated Other Comprehensive Loss, Net of Tax

Changes in Accumulated Other Comprehensive Loss, net of taxes consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized (Losses) on Investments(3)	Cumulative Losses on Terminated Cash Flow Hedges(4)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(228.8)	$(132.3)	$(4.2)	$(1.6)	$(366.9)
Other comprehensive (loss) income before reclassifications	(67.7)	—	1.5	—	(66.2)
Amounts Reclassified from Accumulated Other Comprehensive Loss	—	3.9	—	0.1	4.0
Balance at March 31, 2015	$(296.5)	$(128.4)	$(2.7)	$(1.5)	$(429.1)

(1)	Net of taxes of $0.0 million as of March 31, 2015 and December 31, 2014.

(2)	Net of taxes of $76.9 million and $77.9 million as of March 31, 2015 and December 31, 2014, respectively.

(3)	Net of taxes of $2.2 million and $3.4 million as of March 31, 2015 and December 31, 2014, respectively.

(4)	Net of taxes of $1.1 million as of March 31, 2015 and December 31, 2014.

The following summarizes reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Line Item in the Condensed Consolidated Statement of Income
Amortization of loss on terminated cash flow hedges	$0.1	$—	Other income, net
	—	—	Income tax expense
Net of income taxes	0.1	—

Amortization of pension plans actuarial losses	4.7	3.1	(1)
Amortization of medical and dental plans actuarial losses	0.2	0.1	(1)
Total amortization before income taxes	4.9	3.2
	(1.0)	(1.5)	Income tax expense
Net of income taxes	3.9	1.7

Total reclassifications for the period	$4.0	$1.7

(1)	These Accumulated Other Comprehensive Loss components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

Note 22 — Earnings Per Share

Basic Earnings Per Share is computed by dividing Net Income by the number of weighted average common shares outstanding during the reporting period. Diluted Earnings Per Share is calculated to give effect to all potentially dilutive common shares that were outstanding during the reporting period, only in the periods in which such effect is dilutive. The following table shows the effect of stock-based awards on the weighted average number of shares outstanding used in calculating Diluted Earnings Per Share, and the number of shares excluded from the Diluted Earnings Per Share calculation as the exercise price of the awards exceeded the average stock price:

	Three Months Ended March 31,
(shares in millions)	2015	2014
Weighted average basic common shares outstanding	171.4	166.5
Incremental shares outstanding related to stock-based awards	3.7	1.9
Weighted average dilutive common shares outstanding	175.1	168.4

Outstanding awards for which the exercise price of the award exceeds the average stock price	0.3	5.1

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

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Stock-based compensation expense	$14.1	$11.0
Income tax benefit recognized	5.1	4.0

As of March 31, 2015, there was $118.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 years.

Stock Options

No options were granted in the three months ended March 31, 2015. For prior grants the weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions were as follows:

Three Months Ended March 31,
2014
Expected volatility	27.7%
Expected life (years)	4.7
Risk-free interest rate	1.5%
Expected dividend yield	0.0%
Fair value per stock option	$11.26

Performance Share Awards

No performance share awards were granted in the three months ended March 31, 2015. For prior grants the weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions were as follows:

Three Months Ended March 31,
2014
Expected volatility	30.8%
Risk-free interest rate	0.6%
Expected dividend yield	0.0%
Fair value per performance share	$54.55

Restricted Stock and Units

During the three months ended March 31, 2015, 0.8 million restricted stock and units were granted to certain employees and non-employee directors primarily as part of the 2015 annual grant. Hospira issues restricted stock and units that generally vest in approximately equal amounts on the first, second and third anniversaries of the grant date. The weighted average grant date fair value of restricted stock and units granted for the three months ended March 31, 2015 and 2014 was $87.51 and $42.74 per restricted award, respectively.

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

On August 18, 2014, the FDA allowed a carved-out label for generic competitors. Immediately following that decision, Mylan Institutional, LLC and Par Sterile Products, LLC launched generic versions of Precedex™ concentrate. On August 19, 2014, Hospira initiated litigation over the FDA's action, which was settled on October 28, 2014.

In December 2013, Hospira entered into a settlement agreement in its patent infringement litigation over Precedex™ with Sandoz, Inc. and Sandoz Canada, Inc. (collectively "Sandoz"), related to Sandoz's "Paragraph IV" notice indicating that it has filed an ANDA with the FDA for a generic version of Precedex™. On September 22, 2014, the settlement agreement was amended to allow Sandoz to launch a generic version of Precedex™ in the U.S. from that date and Sandoz subsequently launched a generic version of Precedex™ in the U.S. In February 2015, an ongoing appeal and scheduled oral argument at the U.S. Court of Appeals for the Federal Circuit, stemming from the denial of a motion to intervene by Sun Pharmaceutical Industries, Inc. ("Sun") in the Sandoz patent infringement litigation over Precedex™, was postponed while Hospira and Sun discussed settlement.

In November 2014, Hospira entered into a confidential settlement agreement in its patent infringement litigation over Precedex™ with Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. USA (collectively "Intas") related to Intas' "Paragraph IV" notice letter indicating that it has filed an ANDA with the FDA for a generic version of Precedex™. In December 2014, a stipulation of dismissal was filed in U.S. District Court for the Middle District of North Carolina.

In March 2015, Hospira entered into a confidential settlement agreement in its patent infringement litigation over Precedex™ with Aurobindo Pharma Ltd., Aurobindo Pharma USA, Inc., and Auromedics Pharma LLC (collectively "Aurobindo") related to Aurobindo's "Paragraph IV" notice letter indicating that it has filed an ANDA with the FDA for a generic version of Precedex™.

Hospira and Orion Corporation have ongoing actions against the following parties alleging infringement of US Patent No. 6,716,867:

Defendant	U.S. District Court Where Filed*
Sun Pharmaceutical Industries, Inc. and Gland Pharma Ltd.	Eastern District of Michigan, No. 10-cv-14514
Akorn, Inc.	Northern District of Illinois, No. 14-cv-02811
Actavis US Holding LLC and Actavis LLC	District of Delaware, No. 14-cv-00488
Eurohealth International Sarl and West-Ward Pharmaceutical Corp.**	District of Delaware, No. 14-cv-00487
Eurohealth International Sarl and West-Ward Pharmaceutical Corp.**	District of Delaware, No. 14-cv-01008
*All filed April 18, 2014, except case No. 10-cv-14514, which was filed November 12, 2010 and case No. 14-cv-01008, which was filed August 1, 2014.
** Eurohealth International Sarl purchased the assets of Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories. West-    Ward Pharmaceutical Corp. is Eurohealth’s agent in the United States.

These lawsuits are based on the "Paragraph IV" notice provided by the respective ANDA holders, above, indicating that each has filed an ANDA with the FDA for a generic version of Precedex™. Hospira seeks a judgment of infringement, injunctive relief and costs.

Stockholder Litigation

Hospira and members of its Board of Directors are named as defendants in five class action lawsuits filed in the Delaware Court of Chancery alleging breaches of fiduciary duty in connection with the Merger Agreement. Pfizer and Merger Sub are also named as defendants. The lawsuits, which seek to enjoin the proposed transaction, allege generally that the Merger Agreement resulted from an unfair process and fails to maximize value for Hospira stockholders. The lawsuits were filed by the following named plaintiffs, on behalf of themselves and all others similarly situated: Robert J. Casey II, Samuel Montini, Charles Zimmerman, Jason Chen, and Patricia Takach.

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

Hospira has received warning letters from the FDA related to matters affecting its pharmaceutical manufacturing facility in Mulgrave, Victoria, Australia, pharmaceutical and device manufacturing facilities in Clayton and Rocky Mount, North Carolina, its device manufacturing facility in La Aurora de Heredia, Costa Rica, Irungattukottai, India, and its device quality systems and governance in Lake Forest, Illinois. The Company has responded fully, and in a timely manner, to these warning letters. By letter dated April 16, 2015, the FDA advised Hospira that it had completed its evaluation of the Company's corrective actions in response to the April 2010 warning letter relating to Hospira's Rocky Mount and Clayton, North Carolina, pharmaceutical manufacturing facilities. On April 1, 2015, Hospira received a warning letter from the FDA related to a May 2014 inspection of its pharmaceutical manufacturing facility located in Liscate, Italy, to which Hospira has responded.

The remediation plans in response to the warnings letters involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. While Hospira continues implementing its remediation plans, the plans are subject to update and revision based on issues encountered by Hospira or its third-party consultants during the remediation process, or on further interaction with the FDA or other regulatory bodies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified in the warning letters.

Litigation Exposure Evaluation

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at March 31, 2015 and December 31, 2014, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recognized amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recognized by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows, or results of operations.

Note 25 — Segment Information

Hospira conducts operations worldwide and is managed in three reportable segments: Americas, EMEA and APAC. The Americas reportable segment includes three operating segments, the U.S., Canada and Latin America; the EMEA reportable segment includes one operating segment, Europe, the Middle East and Africa; and the APAC reportable segment includes two operating segments, Asia and Japan and Australia and New Zealand. In all segments, Hospira sells a broad line of products, including Specialty Injectable Pharmaceuticals, Medication Management and Other Pharmaceuticals. Specialty Injectable Pharmaceuticals include generic injectables, proprietary specialty injectables and, in certain markets, biosimilars. Medication Management includes infusion pumps, related software and services, dedicated administration sets, gravity administration sets and other device products. Other Pharmaceuticals include large volume I.V. solutions, nutritionals and contract manufacturing.

Hospira's underlying accounting records are maintained on a legal-entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. For internal management reporting, intersegment transfers of inventory are recognized at standard cost and are not a measure of segment income from operations. The costs of certain corporate functions, stock-based compensation, Interest expense and Other income, net that benefit the entire organization are not allocated. The following segment information has been prepared in accordance with the internal accounting policies of Hospira, as described in "Part II, Item 8. Financial Statements and Supplementary Data, Note 1" in Hospira's 2014 Form 10-K.

Reportable segment information:

The table below presents information about Hospira's reportable segments for the three months ended March 31:

	Net Sales		Income From Operations
(dollars in millions)	2015	2014	2015	2014
Americas	$976.9	$841.8	$200.0	$141.8
EMEA	118.5	132.7	(30.5)	(14.1)
APAC	79.5	76.3	16.7	0.9
Total reportable segments	$1,174.9	$1,050.8	186.2	128.6
Corporate functions			(38.7)	(18.0)
Stock-based compensation			(14.1)	(11.0)
Income From Operations			133.4	99.6
Interest expense and Other income, net			(11.5)	(18.5)
Income Before Income Taxes			$121.9	$81.1

Note 26 — Pfizer Transaction

On February 5, 2015, Hospira entered into the Merger Agreement with Pfizer and Merger Sub. The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), Merger Sub will merge with and into Hospira with Hospira surviving as a wholly owned subsidiary of Pfizer.

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

Consummation of the Merger is subject to customary conditions, including, among other things, (i) approval of the holders of a majority of the outstanding shares of Hospira common stock entitled to vote on the Merger, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as the expiration or termination of the applicable waiting periods under the antitrust laws of several other jurisdictions, including the E.U., and (iii) the absence of a company material adverse effect on Hospira, as defined in the Merger Agreement.

The Merger Agreement contains specified termination rights for Pfizer and Hospira, including a mutual termination right in the event that the Merger is not consummated by December 31, 2015, subject to extension to June 30, 2016 under certain circumstances. Hospira must pay Pfizer a $500 million termination fee (the "Termination Fee") in the event the Merger Agreement is terminated by Pfizer following (1) a change of recommendation for the Merger by Hospira’s Board of Directors (the "Board"), (2) the Board’s failure to publicly reaffirm its recommendation within ten business days of a request from Pfizer for reaffirmation following Hospira’s receipt of an acquisition proposal that is publicly announced or publicly known or (3) Hospira’s violation of certain non-solicitation obligations, in each case, as set forth in the Merger Agreement. Hospira also must pay Pfizer the Termination Fee if Hospira terminates the Merger Agreement to enter into a definitive agreement with a third party with respect to a superior proposal (as defined in the Merger Agreement), as set forth in the Merger Agreement. Hospira must also pay Pfizer the Termination Fee if the Merger Agreement is terminated in certain specified circumstances while an acquisition proposal has been publicly made or communicated to the Board and not withdrawn and, within twelve (12) months following such termination, Hospira enters into a definitive agreement with respect to a business combination transaction of the type described in the relevant provisions of the Merger Agreement, or such a transaction is consummated. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, Hospira will be required to pay to Pfizer $20 million for expenses incurred or paid by or on behalf of Pfizer (with such expenses paid credited to any Termination Fee subsequently paid by Hospira).

The Merger Agreement includes restrictions on the conduct of Hospira’s business prior to the completion of the Merger, generally requiring Hospira to conduct its business in the ordinary course and subjecting Hospira to a variety of specified limitations absent Pfizer’s prior written consent.

During the three months ended March 31, 2015 in connection with the Merger, Hospira incurred $16.2 million of transaction and merger related expenses (legal, advisory, other related fees and integration costs), reported in Selling, general and administrative.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to "Hospira", "we", "us", "our" and "our company" refer to Hospira, Inc. and its consolidated subsidiaries.

Overview

Our portfolio of products includes Specialty Injectable Pharmaceuticals (which includes generic injectables, proprietary injectables and biosimilars), Medication Management and Other Pharmaceuticals. Global Net sales are derived from three reporting segments: the Americas, which includes the United States, Canada and Latin America; Europe, Middle East and Africa; and, Asia Pacific, which includes Asia, Japan, Australia and New Zealand. Although we sell our products globally, a majority of global Net sales for the first three months of 2015 were generated in the Americas (approximately 83%). The following headings identify key themes and significant matters regarding our business:

Pipeline, global expansion and emerging market penetration. We continue to search for opportunities to expand our product portfolio and the markets we serve through two key strategies: global expansion and emerging market penetration. Our generic pipeline consists of 64 compounds, and we continue to seek opportunities to expand our pipeline through new to country submissions of our Specialty Injectable Pharmaceutical products.

Biosimilar investment. We continue to invest significant resources in the development of our biosimilar EPO in the U.S., for which a biosimilar application was submitted to the FDA in late 2014, and in February 2015, the FDA accepted our application.

We will continue to invest in biosimilars globally, which will include additional sales and marketing spend, and have made significant investments in and with third parties, including Celltrion to develop and market biosimilars. We continuously evaluate our research and development pipeline, and alternatives to share in the risk in developing products with third parties.

Proprietary offerings. Our proprietary portfolio changed in 2014 with the approval of Dyloject™ (commercialization expected to begin in 2015), and the loss of market exclusivity of our proprietary drug, Precedex™. During August 2014, the FDA approved generic competitors in the U.S. for Precedex™ concentrate, although we continue to retain patent exclusivity to Precedex™ in a premix formulation. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ to continue to decrease.

Device. In late 2014 and into 2015, significant progress was made on our device products, including the lifting by the FDA of the U.S. import alert of certain infusion pumps from our Costa Rica facility and the anticipated commercialization of our next-generation devices. Once we complete our Device Strategy, we will be able to focus our efforts on revenue and margin growth and creating next-generation products for the future. In support of this, in January 2015, we approved and initiated plans to streamline and optimize device manufacturing and service centers and focus on research and development through our collaboration with Q Core. Although we have seen significant progress in our Device Strategy, we believe that during the completion of the Device Strategy we will continue to experience an erosion of our installed base.

Capacity expansion, vertical integration and continuous improvement. In recent years, the healthcare market has suffered from chronic drug shortages caused by a constrained market and manufacturing capacity limitations due to market economics and regulatory conditions. Our view is that the supply chain is still fragile and that our customers are placing a premium on the delivery of a reliable supply. To anticipate future demand in the market and to ensure consistent delivery of product supply, we have undertaken initiatives to increase capacity and reduce reliance on outside vendors through vertically integrating operations. During 2015, we continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India.

Quality investment. We recognize that our industry is complex, evolving and highly regulated. We have made substantial modernization investments designed to meet the ever-increasing demands of our industry and have undertaken significant initiatives, including the Device Strategy and certain quality matters, to support our products. Specifically, we are working to address matters involving our facilities and processes raised during inspections from the FDA and other governmental regulatory agencies. In response, and in anticipation of future inspections, we have developed and are implementing remediation plans, which involve changes to facilities and processes. To reflect the investments we have made in our manufacturing and supply chain, we have made changes to better align the price of our products with the value they offer in both our SIP and large-volume solutions product lines.

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

For additional overview information on Hospira, see "Item 1. Business" in the 2014 Form 10-K.

Proposed Merger with Pfizer

On February 5, 2015, Hospira entered into the Merger Agreement with Pfizer and Merger Sub. Pursuant to the Merger Agreement, subject to the terms and conditions of the Merger Agreement, and at the effective time of the Merger, Merger Sub will merge with and into Hospira, with Hospira surviving the Merger as a wholly owned subsidiary of Pfizer, and all of the issued and outstanding shares of Hospira’s common stock (other than certain excluded shares) will be converted into the right to receive $90.00 in cash per share. Consummation of the Merger is subject to certain conditions, and the Merger Agreement provides for certain termination rights for Hospira and Pfizer.

During the three months ended March 31, 2015 in connection with the Merger, Hospira incurred $16.2 million of transaction and merger related expenses (legal, advisory, other related fees and integration costs), reported in Selling, general and administrative. Additional costs may be incurred leading up to the closing of the Merger, including some costs that would be triggered upon closing of the Merger. The Company may provide pro-rata annual incentive compensation for the portion of the fiscal year ending at the closing of the Merger, and will assume target achievement, subject to certain limitations if the Merger does not close in 2015. For the three-months ended March 31, 2015, Hospira incurred incentive compensation expense commensurate with actual achievement per the existing plan provisions and results to date.

For additional information, see "Part I, Item 1. Financial Statements, Note 26," in this report.

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

As part of these development efforts, we have sought to share the risks and rewards of such development activities with development, manufacturing and commercial partners, who can provide research assistance and/or share development costs including recent activity as follows:

•
On February 10, 2015, we entered into a global collaboration agreement with Pfenex to develop and commercialize PF582, Pfenex’s biosimilar candidate for ranibizumab. Under the agreement, we are responsible for Phase III studies, manufacturing, regulatory approval, litigation, sales and marketing. Pfenex is responsible for completing Phase I and additional product characterization work. In March 2015, Hospira paid $51.0 million as an upfront milestone to Pfenex at the close of the agreement which is reported in Research and development expense for the three months ended March 31, 2015. For more information on the agreement, see "Part I, Item 1. Financial Statements, Note 5;" and

•
On April 29, 2013, Hospira and NovaQuest entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally), in which NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year, and such amounts are recorded as an offset to Research and development expense as incurred. Cumulative development funding recognized as on offset to Research and development expense from NovaQuest through the period ended March 31, 2015 was $90.9 million. For more information on the agreement, see "Part I, Item 1. Financial Statements, Note 5."

Information for certain biosimilar products in the pipeline includes the following:

•
Retacrit™: Hospira's biosimilar EPO primarily for the treatment of anemia in patients with chronic kidney disease either on, or not on, dialysis and in certain oncology applications. In December 2014, we submitted a biosimilar application to the FDA, and in February 2015, the FDA accepted our application;

•
Inflectra™: Hospira's infliximab biosimilar, for patients with autoimmune diseases such as rheumatoid arthritis and inflammatory bowel disease, launched in several smaller European markets in 2013 and 2014 and larger European markets in 2015, based on patent expiration dates. We are working to further commercialize Inflectra™ in more European markets at the earliest opportunity taking into account any relevant patent protection and other factors. Celltrion possesses the right to commercialize its infliximab product in the same European markets;

•
Filgrastim: We continue to progress development of filgrastim, used primarily for the treatment of low white blood cells (neutropenia) in patients undergoing cancer chemotherapy as well as for other indications;

•	Pegfilgrastim: We continue to progress development of pegfilgrastim, used primarily for the treatment of low white blood cells (neutropenia) in patients undergoing cancer chemotherapy;

•
Ranibizumab: In 2015, Hospira started to invest in the development of ranibizumab, an anti-vascular endothelial growth factor (VEGF) that is used in the treatment of patients with several retinal diseases. Ranibizumab was introduced to Hospira's pipeline through the agreement discussed above with Pfenex; and

•
Trastuzumab: Celltrion continues to develop trastuzumab, primarily for patients with breast cancer. Once available, we have exclusive commercialization rights from Celltrion to the Celltrion trastuzumab product in the U.S., Europe and certain other territories.

Generic Pharmaceutical Product Development

We include products in our pipeline if they are approved for development and activity has occurred. As of March 31, 2015, our generic pharmaceutical pipeline consisted of 64 compounds. A majority of our current pipeline consists of compounds related to oncology, anti-infectives, anesthesia and analgesia.

In 2011, we launched a global market expansion program to expand the presence of generic SIPs. Execution of this program includes gaining regulatory approval to sell certain of our on-market products into new countries. In 2015, we continue to progress against the global market expansion program.

Device Product Development

Our device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

We continue to implement our Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning us for future innovation and growth. Specific to product development under this initiative, in late 2014 we submitted the next-generation LifeCare PCA™ infusion pump for clearance, and in April 2015 we commenced commercialization of the Plum 360™ and expect to begin commercialization of the SapphirePlus™ infusion pumps later in 2015, which are the next-generation of Hospira's Plum™ and Sapphire™ pumps.

In December 2014, we entered into a new agreement with Q Core. Under the agreement, Q Core and Hospira will collaborate to develop and add new pumps to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The agreement includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core pump products. The agreement has no impact on our planned launch of the Plum 360™ infusion pump and next-generation LifeCare PCA™ infusion pump. During the three months ended March 31, 2015, Hospira paid $17.8 million to Q Core under the agreement and capitalized the amount based on the nature of the assets.

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

Research and Development Expense

R&D expense includes costs identifiable to specific development projects, support activities that are essential to all of our R&D operations and upfront and development milestone payments or funding associated with external collaborative or other arrangements. R&D expense includes:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Research and development expense	$135.4	$83.2

Specific project costs as a percentage of total R&D expense
Upfront milestone payment for biosimilar candidate ranibizumab	38%	—%
EPO Phase III U.S. clinical trial expenses and other related project costs*	4%	21%
* Net of R&D arrangement funding reimbursements recognized as an offset to R&D expense.

Other than the above project costs, the costs attributable to a specific project were not individually material to our R&D expense line item for the periods presented.

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

Capacity Expansion

In 2015, we continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. The Vizag facility operates in a special economic zone, which is expected to provide us with various taxation benefits. Future capital expenditures and related start-up costs are anticipated, as described below, with the first commercial production expected during the first half of 2015, with production expected to increase over the course of the next several years.

In March 2014, the FDA concluded a pre-approval inspection at the Vizag, India facility which resulted in the FDA issuing a Form 483 listing 10 observations. Hospira responded to these observations, and in July 2014 received an untitled letter requesting additional information regarding two of our corrective actions. We responded to this untitled letter and the FDA reinspected the facility in February 2015 which resulted in the FDA issuing a Form 483 listing 14 observations. We have responded to the FDA and will continue working to resolve the FDA's concerns. Our ability to commercially sell products produced in Vizag, India within the U.S. ultimately depends on receiving FDA approval.

In aggregate, we estimate Vizag, India capacity expansion capital expenditures of approximately $450 million. We have incurred total capital expenditures of $356.8 million through March 31, 2015. For the Vizag, India capacity expansion, capital expenditures were $28.7 million and $19.9 million for the three months ended March 31, 2015 and 2014, respectively.

We currently purchase certain oncology drugs from ZHOPL. Hospira and ZHOPL continue to advance plans, initiated in 2011 and expected to continue in 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both ZHOPL and the Vizag, India facility capacity expansion activities, we will continue to incur manufacturing start-up, validation (facility and product-related), registration costs, and unabsorbed production costs over the next few years. For the three months ended March 31, 2015 and 2014, Hospira incurred charges of $14.3 million and $14.0 million, respectively, primarily related to start-up and facility validation activities which are reported in Cost of products sold. Since inception, charges incurred through March 31, 2015 were $120.7 million. We anticipate the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As we transition from start-up to normalized production levels, we may incur further unabsorbed costs that will be impacted by the rate of transition and utilization of each production line.

Further, we expect continued high amounts of capital expenditures related to modernization and streamlining at our existing facilities. We anticipate the timing and recognition of charges and capital expenditures will be affected by various facility construction and product validation timelines throughout the duration of the projects as well as quality remediation activities and timelines as discussed in the section captioned "Certain Quality and Product Related Matters" within this Item 2 and as discussed below.

Facilities Optimization

In March 2015, Hospira initiated a plan to discontinue API R&D related activities at its Boulder, Colorado manufacturing facility. For the three months ended March 31, 2015, Hospira incurred $0.7 million of employee-related and other exit costs and $1.8 million of asset impairments reported in Restructuring and impairment.

In January 2015, we announced a plan for the closure, in the second half of 2015, of our Clayton, North Carolina manufacturing facility. The closure will include the discontinuation or transfer of the products manufactured at the site to other locations or third parties. We estimate that this activity will result in total charges of approximately $45 million, including an impairment charge in the Americas segment of $21.9 million reported in Restructuring and impairment for the year ended December 31, 2014, and charges expected to be recognized through 2015 that are estimated to include: (i) approximately $15 million of cash for employee-related costs, including costs for severance, retention, and other employee related assistance and other exit costs associated with the plan; and (ii) approximately $8 million in other non-cash costs, including accelerated depreciation of plant assets. The cash related charges do not include capital expenditures or product transfer costs related to establishing manufacturing operations in any other locations or offset from any potential proceeds from the sale of the existing facility and related assets. For the three months ended March 31, 2015, Hospira incurred charges of $10.4 million reported in Restructuring and impairment.

Restructuring

Starting in late 2012 and continuing through 2015, Hospira incurred and may continue to incur costs to optimize commercial organizational structures, and related functions, in all segments. The costs are reported in Restructuring and impairment and primarily include aggregate severance charges of $15.9 million and contract termination charges of $2.3 million. Of the aggregate costs, $0.6 million and $0.3 million were incurred in the three months ended March 31, 2015 and 2014, respectively.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the Condensed Consolidated Statements of Income line items as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Cost of products sold	$14.3	$14.0
Restructuring and impairment	13.5	0.3
Total charges	$27.8	$14.3

As we continue to consider each continuous improvement activity, the amount, the timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under GAAP, among other factors. For more information about risks related to these matters, see the section captioned "Our continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt our business and may not result in the intended improvement or cost savings" in "Part I, Item 1A. Risk Factors" of Hospira's 2014 Form 10-K.

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
			not material

During the three months ended March 31, 2015 and 2014, Hospira incurred $0.5 million and $0.9 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. Cumulative acquisition and integration-related costs for these acquisitions through the period ended March 31, 2015 were $40.1 million.

The operating results of the acquisitions (Orchid and Evolabis) have been included in Hospira's results of operations since the individual acquisition dates, and pro forma results of operations for these acquisitions (Orchid and Evolabis) have not been presented as they are not material to Hospira's results of operations, either individually or in the aggregate. For more information about risks related to acquisitions, see the section captioned "We may acquire businesses and assets, license rights to technologies or products from third parties, form alliances, or dispose of businesses and assets, and those actions may not result in the expected benefits or may not be completed in a timely or cost-effective manner, or at all" in "Part I, Item 1A. Risk Factors" of Hospira's 2014 Form 10-K.

Certain Quality and Product Related Matters

Hospira and its suppliers are subject to extensive, complex and evolving regulations and increasing oversight by the FDA and other domestic and foreign regulatory authorities. Our operations and those of our suppliers are subject to periodic, routine and for-cause inspections to verify compliance with regulatory requirements. This regulatory oversight may lead to various regulatory actions with varying consequences, as further described in the section captioned "Governmental Regulation and Other Matters - Drug and Device Laws" in "Part I, Item 1. Business" of Hospira's 2014 Form 10-K.

Warning Letter and Related Matters

The following table identifies the facilities for which Hospira has received warning letters from the FDA that were open at March 31, 2015, except item (7) which was received in April 2015:

	Date Warning Letter Received	Facility	Nature of Activities at facility cited in warning letter
(1)	April 2010	Clayton and Rocky Mount, North Carolina	Pharmaceutical and device manufacturing
(2)	August 2012	La Aurora de Heredia, Costa Rica	Device manufacturing
(3)	May 2013	Lake Forest, Illinois	Device quality systems and governance
(4)	May 2013	Irungattukottai, India	Pharmaceutical manufacturing
(5)	March 2014	Rocky Mount, North Carolina	Device manufacturing
(6)	September 2014	Mulgrave, Victoria, Australia	Pharmaceutical manufacturing
(7)	April 2015	Liscate, Italy	Pharmaceutical manufacturing

These FDA warning letters generally do not restrict production or shipment of our existing products from these facilities; however, our facilities that have received an FDA warning letter generally are restricted from obtaining new product approvals or clearances in the U.S., until the impacted facility successfully passes a subsequent inspection. As discussed below, an import alert that restricted the shipment of our infusion pumps from our Costa Rica facility was lifted by the FDA in January 2015.

Copies of the FDA’s warning letters may be viewed at the FDA’s website:
http://www.fda.gov/ICECI/EnforcementActions/WarningLetters/default.htm

Status of each warning letter identified above:

(1) Clayton and Rocky Mount, North Carolina: Since issuing the warning letter, the FDA has completed multiple follow-up inspections at both the Clayton and Rocky Mount facilities. By letter dated April 16, 2015, the FDA advised Hospira that it had completed its evaluation of the Company's corrective actions in response to the April 2010 warning letter. Based on that evaluation, the FDA stated that it appears Hospira has addressed the matters contained in the warning letter. The FDA further advised that future inspections and regulatory activities will further assess the adequacy and sustainability of these corrections.

(2) La Aurora de Heredia, Costa Rica: In January 2015, the FDA lifted the import alert received in November 2012 and expanded in early 2013 that previously prohibited U.S. importation of infusion pump devices manufactured in our Costa Rica device manufacturing facility, including our Plum A+™ and LifeCare PCA™ infusion pumps. We are now selling these infusion devices to new and existing customers without medical necessity certificates and importation of these devices into the United States commenced in early 2015. Hospira has received similar favorable actions from international regulatory agencies. In February 2015, the FDA performed a follow-up inspection and no Form 483 was issued at the conclusion of this inspection.

(3) Lake Forest, Illinois: In May 2014, the FDA issued a Form 483 listing observations after a follow-up inspection of the device quality systems at our Lake Forest facility. In June 2014, Hospira responded to the FDA. Our Lake Forest facility does not manufacture device products, but performs many aspects of our quality system procedures that support all of our device products and operations. The FDA started their inspection of the Lake Forest facility on April 20, 2015.

(4) Irungattukottai, India: In February 2015, the FDA performed a follow-up inspection, and issued a Form 483 listing observations. In February 2015, Hospira responded to the FDA.

(5) Rocky Mount, North Carolina: In March 2014, we responded to the FDA. This 2014 Device warning letter affects only the status of Rocky Mount's device manufacturing.

(6) Mulgrave, Victoria, Australia: In October 2014, we responded to the FDA.

(7) Liscate, Italy: In April 2015, Hospira received a Warning Letter from the FDA related to the FDA's May 2014 inspection. The April 2015 warning letter cited inspectional observations that identified potential violations of Good Manufacturing Practices regulations for finished pharmaceuticals. Hospira responded to the FDA in April 2015.

Hospira's Response to Warning Letters and Related Matters

We take these matters seriously and we believe that we have responded fully, and in a timely manner, to the FDA's Warning Letters. The remediation plans involve commitments by Hospira to enhance our quality system, products, facilities, employee training, quality processes and procedures, and technology. While we have continued implementing our remediation plans, the plans are subject to update and revision based on issues encountered by us during the remediation process, or through further interaction with the FDA or other regulatory bodies.

Device Remediation Matters

In late 2010, we committed to the FDA that we would engage in a comprehensive product review for each of our medication management products to confirm compliance with current regulatory requirements and document safety and performance of the products. We completed the product review investigations in 2013. As an outcome of the reviews, we identified the need to take certain remediation actions, such as product recalls that require deployment of a modification to the installed customer base, design history file updates, incorporation of certain corrective actions into new production or other corrective or preventative actions for our medication management products which we continue to advance. In May 2013, we announced our Device Strategy, which builds on our comprehensive device review of our global installed base of infusion pumps. In this regard, see matters discussed under the sections captioned "Device Strategy" and "Product Development and Product Launches - Device Product Development" within this Item 2.

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the Condensed Consolidated Statements of Income, as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Warning Letters Matters
Third-party oversight and consulting	$—	$5.0
Other charges (primarily extended production downtime related costs and capital project expenses)	0.6	3.2
Device Remediation Matters
Third-party consulting and other charges (product review and remediation activities)	—	4.7
Total Charges	$0.6	$12.9

The amount, timing and recognition of additional prospective charges associated with these quality and product related matters will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors.

Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality, and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the "Continuous Improvement Activities" section within this Item 2.

We cannot give any assurances as to the expected date of resolution of the matters identified above. For more information about risks related to these matters, see the section captioned "Issues with our quality systems and processes could have an adverse effect upon our business, subject us to further regulatory action and costly litigation, and cause a loss of confidence in us and our products" in "Part I, Item 1A. Risk Factors" of Hospira's 2014 Form 10-K.

Device Strategy

We continue to implement our Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning us for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts. The Device Strategy is expected to be predominantly completed by the end of 2015.

See the section captioned "Product Development and Product Launches" within this Item 2 for additional information on the submission of the next-generation LifeCare PCA™ pump for clearance, and commercialization of the Plum 360™ infusion pumps and the expected commercialization of the SapphirePlus™ infusion pumps.

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

In January 2015, we approved and initiated plans to streamline and optimize device manufacturing, research and development, and service center activities in all segments, and the charges will be included as part of Device Strategy charges, as noted above.

Charges incurred for the Device Strategy, primarily in the Americas segment, are reported as follows:

	Three Months Ended March 31,		Line Item in the Condensed Consolidated Statement of Income
(dollars in millions)	2015	2014
Consulting, customer accommodations, contract termination, collection and destruction and other (releases) charges	$(8.2)	$5.6	Cost of products sold
Inventory (releases) charges	(0.3)	0.3	Cost of products sold
Severance and other related costs	17.6	—	Restructuring and impairment
Other asset impairments and accelerated depreciation	—	0.4	Restructuring and impairment
Total charges	$9.1	$6.3

Cumulative Device Strategy charges as of March 31, 2015 were $264.2 million. Through March 31, 2015, Hospira has paid approximately $90 million in cash related to the Device Strategy. The amount, timing and recognition of additional charges associated with the Device Strategy will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors.

The Device Strategy charges above are exclusive of other device product-related and comprehensive product review charges discussed above under the section captioned "Certain Quality and Product Related Matters" within this Item 2.

For more information about risks related to the Device Strategy, see the sections captioned "We may not be able to realize all of the expected benefits of our global Device Strategy, could incur additional costs to execute the strategy, or could encounter unforeseen difficulties in implementing the strategy, all of which could adversely affect our business or operating results" in "Part I, Item 1A. Risk Factors" of Hospira's 2014 Form 10-K.

Patent-Related Product Matters

We are involved in patent-related disputes with several companies who have branded products over our efforts to market generic versions of those products and with companies regarding certain of Hospira's Precedex™ patents. We have generic competition for Precedex™ in the U.S. as a result of the FDA's August 2014 ruling allowing competitors to "carve-out" labeled indications and settlement(s) of other Precedex™ litigation. The pending patent litigation matters, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ to continue to decrease. For further details regarding our patents and other patent-related litigation, see "Part I, Item 1. Financial Statements, Note 24."

For more information about risks related to these matters, see the sections captioned "Our industry places heavy emphasis on intellectual property rights. Our ability to protect our rights can affect our sales opportunities and profitability" and "If we infringe the intellectual property rights of third parties, we may face legal action, adverse damage awards, increased costs, and delays in marketing new products" in "Part I, Item 1A. Risk Factors" of Hospira's 2014 Form 10-K.

Results of operations for the three months ended March 31, 2015 compared to March 31, 2014

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2015	2014	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$665.5	$570.6	16.6%	17.6%
Medication Management	171.8	170.5	0.8%	3.0%
Other Pharma	139.6	100.7	38.6%	38.9%
Total Americas	976.9	841.8	16.0%	17.2%
EMEA—
Specialty Injectable Pharmaceuticals	75.1	85.8	(12.5)%	5.9%
Medication Management	21.6	25.7	(16.0)%	1.2%
Other Pharma	21.8	21.2	2.8%	15.6%
Total EMEA	118.5	132.7	(10.7)%	6.6%
APAC—
Specialty Injectable Pharmaceuticals	67.9	59.9	13.4%	25.0%
Medication Management	10.4	10.0	4.0%	12.0%
Other Pharma	1.2	6.4	(81.3)%	(81.3)%
Total APAC	79.5	76.3	4.2%	14.4%
Net Sales	$1,174.9	$1,050.8	11.8%	15.7%

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

Three months ended March 31, 2015 compared to three months ended March 31, 2014:

Net sales increased 11.8%, or 15.7% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 16.0%, or 17.2% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to favorable pricing in the U.S. and increased volume across certain product lines, both partially due to competitor supply issues and associated non-contract activity. This growth was partially offset by decreased sales of Precedex™ following the loss of exclusivity in the U.S. in September 2014. Medication Management Net sales increased due to the sales of the Plum A+™ infusion pumps after the release of the FDA import alert in January 2015 and sales of the Sapphire™ infusion pump. This was partially offset by the sale of the TheraDoc business in September 2014. Other Pharma Net sales increased due to certain product price increases in the U.S., increased volume for certain molecules and higher contract manufacturing volumes.

EMEA

Net sales in the EMEA segment decreased 10.7%, or increased 6.6% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to sales volume of biosimilar products including Retacrit™, Nivestim™ and Inflectra™ partially offset by decreased sales in generic SIP products. Medication Management Net sales increased slightly due to increased sales of the Sapphire™ infusion pump partially offset by decreased sales of GemStar™ dedicated sets. Other Pharma Net sales increased due to increased compounding activities and higher contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 4.2%, or 14.4% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to volume growth of generic products across the region and continued volume growth of Precedex™ in Japan. Medication Management Net sales increased primarily due to increased sales of Plum™ dedicated sets. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Three months ended March 31 (dollars in millions)	2015	2014	change
Gross profit	$523.5	$369.6	41.6%
As a percent of Net sales	44.6%	35.2%

Gross profit increased $153.9 million, or 41.6%, for the three months ended March 31, 2015, compared with the same period in 2014 due to continued higher pricing on U.S. SIP products. Gross profit also increased due to reduced charges related to the Device Strategy and lower spending related to strengthening quality, compliance and production processes.

Restructuring and impairment

			Percent
Three months ended March 31 (dollars in millions)	2015	2014	change
Restructuring and impairment	$31.1	$0.7	nm
As a percent of Net sales	2.6%	0.1%
nm - Percentage change is not meaningful

Restructuring and impairment of $31.1 million for the three months ended March 31, 2015 included charges related to streamlining and optimization activities related to the Device Strategy, the announced closure of the Clayton, North Carolina manufacturing facility and the discontinuation of API R&D related activities at the Boulder, Colorado manufacturing facility.

Restructuring and impairment of $0.7 million for the three months ended March 31, 2014 included charges related to the EMEA segment other restructuring-related activities and accelerated depreciation charges related to the Device Strategy.

Research and development

			Percent
Three months ended March 31 (dollars in millions)	2015	2014	change
Research and development	$135.4	$83.2	62.7%
As a percent of Net sales	11.5%	7.9%

R&D increased $52.2 million, or 62.7%, for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to the upfront milestone payment of $51.0 million to Pfenex for the global collaborative arrangement. For more information on the collaborative arrangement, see "Part I, Item 1. Financial Statements, Note 5."

Selling, general and administrative

			Percent
Three months ended March 31 (dollars in millions)	2015	2014	change
Selling, general and administrative	$223.6	$186.1	20.2%
As a percent of Net sales	19.0%	17.7%

Selling, general and administrative increased $37.5 million, or 20.2%, for the three months ended March 31, 2015 compared with the same period in 2014 primarily due to employee-related compensation expenses, costs associated with the proposed Merger with Pfizer and biosimilar promotional spending.

Interest expense and Other income, net

Hospira recognized Interest expense of $15.0 million for the three months ended March 31, 2015 and $20.5 million in the same period in 2014. Interest expense decreased due to an increase in capitalized interest in 2015 primarily related to Vizag, a benefit from interest rate swaps in 2015 and a reduction in local borrowings. Other income, net was $(3.5) million for the three months ended March 31, 2015 and $(2.0) million in the same period in 2014. The change to Other income, net was primarily due to an increase in interest income from the Celltrion convertible bond investment partially offset by unfavorable foreign exchange results.

Income tax expense

The effective tax rate was an expense of 39.3% for the three months ended March 31, 2015, compared to an expense of 20.3% for the same period in 2014. The tax rate for the three months ended March 31, 2015 was impacted by an upfront research and development milestone charge incurred in a tax-exempt jurisdiction. Without this expense, the effective tax rate for the three months ended March 31, 2015 would have been 27.7% which reflects increased earnings in higher tax-rate jurisdictions compared to the same period in 2014. Both periods were impacted by continuous improvement, quality and device-related charges incurred in higher tax rate jurisdictions which favorably impacted Hospira's effective tax rate. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity income from affiliates, net

Equity income from affiliates, net decreased to $1.6 million during the three months ended March 31, 2015 compared to $3.3 million for the same period in 2014. The decrease is primarily due to lower income from Hospira's joint venture ZHOPL.

Liquidity and Capital Resources

Net cash from operating activities continues to be our primary source of funds to finance operating needs including capital expenditures, certain quality and product related matters, the Device Strategy, research and development expenditures and inventory, common stock repurchases and repayments of debt. Other capital resources include cash on hand, borrowing availability under our revolving credit facility, other uncommitted lines of credit in certain international countries and access to the capital markets. In addition, we may enter into further development alliances and collaborations to fund our research and development activities. We believe that our current capital resources will be sufficient to finance our operations, including debt service obligations, capital expenditures, product development and investments in continuous improvement, quality-related activities, and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at March 31, 2015, approximately $219.3 million was held in foreign jurisdictions. We regularly review our needs in the U.S. for possible repatriation of foreign subsidiary earnings, and we intend to permanently invest all foreign subsidiary earnings outside of the U.S. We plan to use these foreign subsidiary earnings and cash held outside the U.S. in our foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. We believe that our current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under our revolving credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, we utilize certain funding strategies in an effort to ensure our worldwide cash is available in the locations in which it is needed. For the foregoing reasons, we have no intention of repatriating earnings held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, we could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause us to reevaluate the possible repatriation of foreign subsidiary earnings.

We have outstanding advances, net of inventory receipts, of $33.4 million to Celltrion through March 31, 2015 for the purchase of certain biosimilar products. Additional supplier advances in the aggregate of $25 million for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. We may distribute and market additional products sourced from Celltrion which would require additional advances.

Summary of Sources and (Uses) of Cash

	Three Months Ended March 31,
(dollars in millions)	2015	2014
Operating activities	$(100.3)	$18.3
Investing activities	(121.8)	(104.3)
Financing activities	75.2	(36.3)

Operating Activities

Net cash from operating activities decreased in the three months ended March 31, 2015, compared with the same period in 2014. The decrease is primarily due to an upfront milestone payment for a research and development agreement, higher employee incentive payments, and higher investments in working capital.

Investing Activities

Net cash used in investing activities increased in the three months ended March 31, 2015, compared with the same period in 2014 primarily due to a payment related to the agreement with Q Core, further described in the section captioned "Product Development and Product Launches" within this Item 2.

Financing Activities

Net cash from financing activities increased in the three months ended March 31, 2015, compared with the same period in 2014 primarily due to increased proceeds from the exercise of employee stock options and the absence of payments for Other borrowings, net in the three months ended March 31, 2015.

Debt and Capital

For more information on our Senior Notes and other borrowings, and interest rate swap contracts, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 19" in Hospira's 2014 Form 10-K. There have been no material changes to the short-term borrowing or other debt arrangement information provided in Hospira's 2014 Form 10-K. For more information on our revolving credit facility, see "Part I, Item 1. Financial Statements, Note 18" of this report.

Contractual Obligations

There have been no material changes to the contractual obligations information provided in Hospira's 2014 Form 10-K.

Off-Balance Sheet Arrangements

Hospira has no material exposures to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of Hospira's significant accounting policies is included in Note 1 to Hospira's consolidated financial statements, which are included in "Part II, Item 8. Financial Statements and Supplementary Data" to Hospira's 2014 Form 10-K. Certain of Hospira's accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Hospira's 2014 Form 10-K.

Recently Issued and Adoption of New Accounting Standards

The disclosures contained in "Part I, Item 1. Financial Statements, Note 1" of this report are incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performed these sensitivity analyses of changes in the fair value of foreign currency forward contracts outstanding at March 31, 2015. While not predictive in nature, these analyses indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net asset balance of $8.1 million would decrease by $14.0 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at March 31, 2015 by replacing the actual exchange rates at March 31, 2015 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

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

There have been no other material changes to the information provided in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" to Hospira's 2014 Form 10-K.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures contained in "Part I, Item 1. Financial Statements, Note 24" of this report are incorporated herein by reference.

Item 1A. Risk Factors

Please refer to "Part I, Item 1A. Risk Factors" in Hospira's 2014 Form 10-K for a discussion of risks to which Hospira's business, financial condition, results of operations and cash flows are subject. There have been no material changes in Hospira's Risk Factors as disclosed in Hospira's 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the first quarter of 2015.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
January 1-January 31, 2015	1,000	$61.73	—	$800,000,000
February 1-February 28, 2015	1,100	87.44	—	800,000,000
March 1-March 31, 2015	600	87.62	—	800,000,000
Total	2,700	$77.96	—	$800,000,000

(1)
These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Canada Stock Purchase Plan. No new participants have joined the plan in 2015. The volume of share repurchases under this plan depends upon the level of employee participation in the plan and purchases are made on a monthly basis. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases for existing participants.

(2)
We may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price, and other factors. No common stock repurchases were made during the three months ended March 31, 2015. The Merger Agreement with Pfizer imposes certain restrictions upon repurchases of our common stock during the pendency of the Merger.

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

HOSPIRA, INC.

By:	/s/ THOMAS E. WERNER
Thomas E. Werner, Senior Vice President, Finance and Chief Financial Officer
Date: April 28, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated February 5, 2015, among Pfizer Inc., Perkins Holding Company and Hospira, Inc. (filed as Exhibit 2.1 to the Hospira, Inc. Current Report on Form 8-K filed on February 9, 2015, and incorporated herein by reference).

3.1
Amended and Restated Bylaws of Hospira, Inc., as amended as of February 4, 2015 (filed as Exhibit 3.1 to the Hospira, Inc. Current Report on Form 8-K filed on February 9, 2015, and incorporated herein by reference).

10.1	Form of Amendment to Agreement Regarding Change in Control (filed as Exhibit 10.1 to the Hospira, Inc. Current Report on Form 8-K filed on February 9, 2015, and incorporated herein by reference).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on April 28, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Statements of Cash Flows, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Changes in Shareholders' Equity, and (v) the notes to the condensed consolidated financial statements.

* Management compensatory plan or arrangement.