Form 10-Q
period 2015-06-30
HOSPIRA INC
filed 2015-07-29
CIK 1274057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
As of July 27, 2015, Registrant had outstanding 172,934,361 shares of common stock, par value $0.01 per share.

Hospira, Inc.

Quarterly Report on Form 10-Q

Defined Terms

We have used "Hospira," "we," "us," "our" and "our company" to refer to Hospira, Inc. in this report. We also have used several other terms in this report, which are explained or defined below:

2014 Form 10-K	Hospira's Annual Report on Form 10-K for the year ended December 31, 2014
Americas	Hospira reportable segment, which includes United States, Canada and Latin America
APAC	Hospira reportable segment, which includes Asia, Japan, Australia and New Zealand
ANDA	Abbreviated new drug application
API	Active pharmaceutical ingredient
ASU	Accounting Standards Updates, as issued by the Financial Accounting Standards Board
Biosimilars	Biologic drugs that are highly similar to a reference biopharmaceutical product and demonstrate no clinically meaningful differences in terms of the safety, purity and potency of the product
Cadila	Cadila Healthcare Limited, a pharmaceutical company located in Ahmedabad, India
CE	European Conformity
Celltrion	Celltrion, Inc. and Celltrion Healthcare, Co., Ltd.
Celltrion Healthcare	Celltrion Healthcare, Co., Ltd.
EMEA	Hospira reportable segment, which includes Europe, Middle East and Africa
EPO	Epoetin, one of our biosimilars, which is sold commercially as Retacrit™
E.U.	European Union
FDA	U.S. Food and Drug Administration
Forward Contracts	Foreign exchange contracts
GAAP	Generally Accepted Accounting Principles in the United States
generic pharmaceuticals or generic products	Generally refers to our generic injectable pharmaceuticals product group
Hospira India	Hospira Healthcare India Private Limited
IPR&D	In Process Research and Development
I.V.	intravenous
medical and dental plans	post-retirement medical and dental plans
Medication Management	Medication management, one of the primary groupings of our products that includes pumps, gravity administration sets and other device products
Merger	The merger of Merger Sub with and into Hospira, as contemplated by and subject to the terms and conditions of the Merger Agreement
Merger Agreement	Agreement and Plan of Merger, dated February 5, 2015, among Pfizer, Merger Sub and Hospira
Merger Sub	Perkins Holding Company, a wholly-owned subsidiary of Pfizer
NovaQuest	NovaQuest Co-Investment Fund I, L.P.
on-market products	Products currently available for sale in one or more markets
Orchid	Orchid Chemicals & Pharmaceuticals Ltd.
pension plans	employee severance indemnity plans
Pfenex	Pfenex, Inc., a collaborative partner with Hospira in the development of a ranibizumab biosimilar
Pfizer	Pfizer Inc.
Q Core	Q Core Medical, Ltd.
Revolver	A $1.0 billion unsecured revolving credit facility between Hospira, as borrower, and various lenders
R&D	Research and development
SIP	Specialty Injectable Pharmaceuticals, one of the primary groupings of our products that includes generic injectables, biosimilars and proprietary products
Vizag	Visakhapatnam, India, the location of a Hospira manufacturing facility
ZHOPL	Zydus Hospira Oncology Private Limited, our joint venture with Cadila

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

•
actions undertaken by global regulatory, environmental trade, accounting and taxation bodies, including (i) administrative action taken by the FDA that could delay or otherwise adversely impact our product development or the manufacturing, registration, importing or selling of products, (ii) restrictions or sanctions issued by the U.S. or foreign governments that may limit or close certain geographic markets or manufacturing facilities, and (iii) changes in accounting or tax principles that may change the manner in which we are required to account for our activities; all of which could affect our financial results by affecting revenue opportunities or result in additional expenses or liabilities;

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

•
product development risks, including satisfactory clinical performance, general unpredictability associated with the product development cycle, the timing of regulatory approvals or clearances, the quality of our regulatory submissions and the satisfactory condition of our manufacturing facilities or suppliers' facilities to support new product approvals or clearances;

•
risks associated with biosimilar development and approval, including uncertainty concerning the evolving regulatory pathway in the U.S. to obtain approval, and risks associated with our product development and collaboration agreements;

•	the availability and pricing of acceptable raw materials and component supplies;

•	the ability to maintain price increases on our products due to competitive pressures and market dynamics;

•
our ability to realize the anticipated benefits of our continuous improvement initiatives, including any modernization and streamlining activities, and the potential consequences of these initiatives, including the impairment of fixed assets, intangible assets and goodwill, and other restructuring charges;

•	our ability to protect our information technology systems, confidential and proprietary information and software-enabled products from cyber-attacks and security breaches;

•	the effect of the announcement of the contemplated Merger with Pfizer and related transactions on our business relationships, employee retention, operating results and business generally;

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

Other important factors that could cause our actual results to differ materially from our expectations include (i) risks and uncertainties described in "Part I, Item 1A. Risk Factors," in Hospira's 2014 Form 10-K, (ii) factors described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in Hospira's 2014 Form 10-K, as updated by "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," in this report, and (iii) matters discussed in "Part II, Item 8. Financial Statements and Supplementary Data, Note 25" in Hospira's 2014 Form 10-K, as updated by "Part I, Item 1. Financial Statements, Note 24," in this report. These forward-looking statements speak only as of the date on which the statements were made. Accordingly, you should not place undue reliance on the forward-looking statements contained in this report. We undertake no obligation to update or correct any of these statements and investors and others should not expect that we will make additional updates or corrections, unless required by law.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
Hospira, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)
(dollars and shares in millions, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Income:	2015	2014	2015	2014
Net sales	$1,183.6	$1,135.8	$2,358.5	$2,186.6

Cost of products sold	664.2	735.8	1,315.6	1,417.0
Restructuring and impairment	(0.3)	13.5	30.8	14.2
Research and development	89.8	75.7	225.2	158.9
Selling, general and administrative	211.3	211.3	434.9	397.4
Total operating costs and expenses	965.0	1,036.3	2,006.5	1,987.5
Income From Operations	218.6	99.5	352.0	199.1

Interest expense	15.2	19.2	30.2	39.7
Other income, net	(2.6)	(0.8)	(6.1)	(2.8)
Income Before Income Taxes	206.0	81.1	327.9	162.2

Income tax expense	62.2	18.9	110.1	35.4
Equity income from affiliates, net	(1.3)	(8.7)	(2.9)	(12.0)
Net Income	$145.1	$70.9	$220.7	$138.8

Earnings Per Common Share:
Basic	$0.84	$0.42	$1.28	$0.83
Diluted	$0.82	$0.42	$1.26	$0.82
Weighted Average Common Shares Outstanding:
Basic	172.8	167.7	172.1	167.1
Diluted	176.1	170.0	175.6	169.8

Statements of Comprehensive Income:
Foreign currency translation adjustments, net of taxes of $0.0 for all periods	$4.3	$10.0	$(63.4)	$38.7
Pension liability adjustments, net of taxes of $(2.6) and $(1.0) for the three months ended June 30, 2015 and 2014, respectively, and $(3.6) and $(2.5) for the six months ended June 30, 2015 and 2014, respectively	2.3	2.2	6.2	3.9
Unrealized (losses) gains on investments, net of taxes of $0.6 and $0.0 for the three months ended June 30, 2015 and 2014, respectively, and $(0.6) and $0.0 for the six months ended June 30, 2015 and 2014, respectively	(0.8)	1.0	0.7	0.6
Cash flow hedge adjustments, net of taxes of $0.0 for all periods	—	0.1	0.1	0.1
Other Comprehensive Income (Loss)	5.8	13.3	(56.4)	43.3
Net Income	145.1	70.9	220.7	138.8
Comprehensive Income	$150.9	$84.2	$164.3	$182.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2015	2014
Cash Flow From Operating Activities:
Net Income	$220.7	$138.8
Adjustments to reconcile Net Income to net cash from operating activities-
Depreciation	94.9	87.1
Amortization of intangible assets	24.0	43.9
Stock-based compensation expense	29.1	28.7
Undistributed equity income from affiliates	(2.9)	(12.0)
Deferred income taxes and other tax adjustments	22.7	32.7
Impairments and other asset charges	1.8	7.3
Loss on disposal of assets	—	5.0
Changes in assets and liabilities, net of the effects of acquisitions-
Trade receivables	(1.8)	(71.9)
Inventories	(98.8)	(96.1)
Prepaid expenses and other assets	(2.8)	(22.0)
Trade accounts payable	(28.3)	27.1
Other liabilities	(91.2)	(2.3)
Other, net	18.8	9.2
Net Cash Provided by Operating Activities	186.2	175.5

Cash Flow From Investing Activities:
Capital expenditures (including instruments placed with or leased to customers)	(221.4)	(184.8)
Acquisitions, net of cash acquired	—	(9.0)
Purchases of intangibles and other investments	(20.1)	(4.3)
Proceeds from disposal of businesses and assets	—	16.9
Net Cash Used in Investing Activities	(241.5)	(181.2)

Cash Flow From Financing Activities:
Other borrowings, net	(5.4)	(77.2)
Excess tax benefit from stock-based compensation arrangements	37.6	2.6
Proceeds from stock options exercised less taxes paid related to net share settlements of $29.3 and $5.0, respectively	50.0	78.0
Net Cash Provided by Financing Activities	82.2	3.4

Effect of exchange rate changes on cash and cash equivalents	(9.4)	0.7

Net change in cash and cash equivalents	17.5	(1.6)
Cash and cash equivalents at beginning of period	802.4	798.1
Cash and cash equivalents at end of period	$819.9	$796.5

Supplemental Cash Flow Information:
Cash paid during the period-
Interest	$51.5	$51.1
Income taxes, net of refunds	$11.1	$8.8
Accrued capital expenditures	$38.9	$25.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in millions)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$819.9	$802.4
Trade receivables, less allowances of $6.8 and $9.6, respectively	588.0	601.9
Inventories, net	1,222.4	1,133.3
Deferred income taxes and other	197.2	230.0
Prepaid expenses	73.5	69.3
Other receivables	108.7	117.3
Total Current Assets	3,009.7	2,954.2
Property and equipment, net	1,909.3	1,816.7
Intangible assets, net	116.6	123.4
Goodwill	1,073.7	1,089.1
Deferred income taxes	287.3	295.4
Investments	255.0	252.2
Other assets	132.2	119.0
Total Assets	$6,783.8	$6,650.0
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term borrowings	$2.8	$6.8
Trade accounts payable	378.0	414.5
Salaries, wages and commissions	205.4	252.0
Other accrued liabilities	606.5	626.8
Total Current Liabilities	1,192.7	1,300.1
Long-term debt	1,748.1	1,749.2
Deferred income taxes	4.4	5.4
Post-retirement obligations and other long-term liabilities	225.0	258.7
Commitments and Contingencies
Total Shareholders' Equity	3,613.6	3,336.6
Total Liabilities and Shareholders' Equity	$6,783.8	$6,650.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hospira, Inc.
Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)
(dollars and shares in millions)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balances at January 1, 2015	170.4	$1.8	$(599.8)	$2,044.5	$2,257.0	$(366.9)	$3,336.6
Net Income	—	—	—	—	220.7	—	220.7
Other Comprehensive Loss	—	—	—	—	—	(56.4)	(56.4)
Changes in shareholders' equity related to incentive stock programs	2.5	—	—	112.7	—	—	112.7
Balances at June 30, 2015	172.9	$1.8	$(599.8)	$2,157.2	$2,477.7	$(423.3)	$3,613.6

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

On February 5, 2015, Hospira entered into the Merger Agreement with Pfizer and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Hospira would become a wholly-owned subsidiary of Pfizer upon the consummation of the contemplated Merger. See Note 26 for further information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and, therefore, do not include all information and footnote disclosures normally included in audited financial statements prepared in conformity with GAAP. However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results of operations, financial position and cash flows have been made. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Hospira's 2014 Form 10-K. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

In July 2015, the Financial Accounting Standards Board confirmed their decision to defer for one-year the effective date of the new revenue recognition standard. As a result of this deferral the new standard will become effective for the annual reporting period (including interim periods within those periods) beginning after December 15, 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted for annual reporting periods beginning after December 15, 2016.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs
Changes the presentation of debt issuance costs in financial statements where an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

Hospira's debt issuance costs, net of amortization, as of June 30, 2015 were $12.9 million reported as Other assets.
For fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with retrospective adoption.

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

Supplier Advances

Hospira periodically makes supplier advances to achieve timely procurement of products or product components. Supplier advances are in some cases long-term, refundable under certain conditions, either interest bearing or interest free, primarily unsecured and subject to credit risk. In estimating an allowance for loss, Hospira monitors supplier credit, among other factors, and recognizes an allowance in the Condensed Consolidated Statements of Income based on the nature of the advance. Total supplier advances were $35.6 million and $50.9 million as of June 30, 2015 and December 31, 2014, respectively. The current and long-term balances are reported in Prepaid expenses and Other assets, respectively, in the Condensed Consolidated Balance Sheets.

Unapproved Products

Prior to regulatory approval and launch, Hospira capitalizes costs associated with certain products. Hospira capitalizes product costs, material and conversion costs in preparation for product launches prior to regulatory approval when regulatory approval of the products is considered probable. Unapproved product inventories were $64.4 million and $52.5 million as of June 30, 2015 and December 31, 2014, respectively, and the current and long-term portions are reported in Prepaid expenses and Other assets, respectively, in the Condensed Consolidated Balance Sheets. Unapproved product reserves were $7.1 million and $7.6 million as of June 30, 2015 and December 31, 2014, respectively.

Note 2 — Business Acquisitions

Orchid (Penem and Penicillin Active Pharmaceutical Ingredient Business and Associated Research and Development Facility)

On July 4, 2014, Hospira, through its wholly-owned subsidiary, Hospira India, acquired from Orchid its penem and penicillin API business located in Aurangabad, India, and associated research and development facility based in Chennai, India, along with the related assets and employees associated with these operations, for a purchase price of $237.1 million. A portion of the purchase price is subject to an eighteen month hold-back. The purchase price and the hold-back were both reduced by $10.1 million in the second quarter of 2015 due to the expected application of acquisition related payments against the hold-back. The remaining hold-back amount is $6.9 million. Pursuant to the terms of the purchase agreement, some or all of such remaining hold-back amount may ultimately be retained by Hospira.

During the three months ended June 30, 2015 and 2014, Hospira incurred $1.1 million and $1.9 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. During the six months ended June 30, 2015 and 2014, these costs were $1.6 million and $2.8 million, respectively. Cumulative acquisition and integration-related costs as of June 30, 2015 were $41.2 million.

During the second quarter of 2015, Hospira finalized the measurements of the assets acquired and liabilities assumed at their respective fair values on the acquisition date of July 4, 2014. The following table summarizes the fair value of the assets acquired and liabilities assumed:

(dollars in millions)
Current assets, net	$56.8
Property and equipment	118.8
Intangible assets (product rights)	24.6
IPR&D	3.7
Goodwill	40.2
Non-current liabilities, net	(7.0)
Total allocation of purchase price	$237.1

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

Facilities Optimization

In March 2015, Hospira initiated a plan to discontinue API R&D related activities at its Boulder, Colorado manufacturing facility. For the three and six months ended June 30, 2015, Hospira incurred $(0.2) million and $0.5 million, respectively, of employee related and other exit costs and $0.0 million and $1.8 million, respectively, of asset impairments reported in Restructuring and impairment.

In January 2015, Hospira announced a plan for the closure, in the second half of 2015, of its Clayton, North Carolina manufacturing facility. The closure will include the discontinuation or transfer of the products manufactured at the site to other Hospira locations or third parties. Hospira estimates that this activity will result in total charges of approximately $45 million, including an impairment charge in the Americas segment of $21.9 million reported in Restructuring and impairment for the year ended December 31, 2014, and charges expected to be recognized through 2015 that are estimated to include: (i)

approximately $15 million of cash for employee-related costs, including costs for severance, retention, and other employee related assistance and other exit costs associated with the plan; and (ii) approximately $8 million in other non-cash costs, including accelerated depreciation of plant assets. The cash related charges do not include capital expenditures or product transfer costs related to establishing manufacturing operations in any other locations or offset from any potential proceeds from the sale of the existing facility and related assets. For the three and six months ended June 30, 2015, Hospira incurred charges of $2.9 million and $13.3 million, respectively, reported in Restructuring and impairment.

Restructuring

Starting in late 2012 and continuing through 2015, Hospira incurred costs to optimize commercial organizational structures, and related functions, in all segments. As Hospira continues to optimize its global commercial operations and related functions and align investments to support future growth, Hospira anticipates that similar restructuring actions may continue through 2015. The costs are reported in Restructuring and impairment and primarily include aggregate severance charges of $16.4 million and contract termination charges of $2.3 million. Of the aggregate costs, $0.5 million and $1.6 million were incurred in the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $1.9 million were incurred in the six months ended June 30, 2015 and 2014, respectively.

The following summarizes the aggregate facility optimization and restructuring activity including Device Strategy related restructuring charges, see Note 4, for the six months ended June 30, 2015:

(dollars in millions)	Employee-Related Benefit Costs	Impairment and Accelerated Depreciation Charges	Other	Total
Balance at January 1, 2015	$2.8	$—	$0.5	$3.3
Costs incurred	22.1	7.2	1.5	30.8
Payments	(5.9)	—	(0.2)	(6.1)
Non-cash items	—	(7.2)	—	(7.2)
Balance at June 30, 2015	$19.0	$—	$1.8	$20.8

Note 4 — Device Strategy

Hospira continues to execute its Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning Hospira for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts.

In connection with the Device Strategy, that now includes the restructuring initiative described below, Hospira has and expects to incur charges related to these actions. Hospira has and expects major cash costs to include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination, and pump collection and destruction costs; (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs; and (iv) severance and other employee related assistance and contract termination charges. Further, Hospira has and expects to incur non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and Hospira-owned pumps in service.

In January 2015, Hospira approved and initiated plans to streamline and optimize device manufacturing, research and development and service center activities in all segments, and the charges will be included as part of Device Strategy charges. The Device Strategy is expected to be predominantly completed by the end of 2015.

Charges incurred for the Device Strategy, primarily in the Americas segment, were reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated Statement of Income
(dollars in millions)	2015	2014	2015	2014
Consulting, customer accommodations, contract termination, collection and destruction and other (releases) charges	$(14.0)	$4.1	$(22.2)	$9.7	Cost of products sold
Inventory (releases) charges	(0.5)	2.0	(0.8)	2.3	Cost of products sold
Severance and other related (releases) costs	(2.6)	—	15.0	—	Restructuring and impairment
Other asset impairments and accelerated depreciation	(0.9)	0.9	(0.9)	1.3	Restructuring and impairment
Total (releases) charges	$(18.0)	$7.0	$(8.9)	$13.3

The amount, timing and recognition of additional charges or releases associated with the Device Strategy will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors including updated estimates to previously recorded accruals based on changes in various assumptions such as lower customer allowances and destruction costs per pump.

See Note 3 and Note 16 for certain Device Strategy related and other accrual activity for the six months ended June 30, 2015.

Note 5 — Collaborative and Other Arrangements

On February 10, 2015, Hospira entered into a global collaboration agreement with Pfenex to develop and commercialize PF582, Pfenex’s biosimilar candidate for ranibizumab. Under the agreement, Hospira will be responsible for Phase III studies, manufacturing, regulatory approval, litigation, sales and marketing. Pfenex is responsible for completing Phase I and additional product characterization work. In March 2015, Hospira paid $51.0 million as an upfront milestone to Pfenex at the close of the agreement, which is reported in Research and development expense for the six months ended June 30, 2015. Pfenex will be eligible to receive a combination of development milestone payments of approximately $31 million and sales-based milestone payments up to approximately $260 million, including tiered double-digit royalties on net sales of the product over the next five years and beyond under certain circumstances. Pfenex is obligated to contribute up to $20 million to fund a portion of the Phase III equivalence clinical trial costs.

In December 2014, Hospira entered into a new agreement with Q Core. Under the agreement, Hospira will (i) license the rights to manufacture sets compatible with the Sapphire™ and SapphirePlus™ infusion pumps, (ii) provide milestone payments, some of which may be refundable, for new infusion pump products developed by Q Core in advance of or upon achievement of CE mark or FDA clearance and (iii) make advances to Q Core for the prepayment of inventory for new products. Under the agreement, Hospira will pay Q Core up to approximately $55 million primarily over the next two years or as milestones are achieved of which $6.1 million and $23.9 million was paid and capitalized based on the nature of the assets in the three and six months ended June 30, 2015, respectively. Under the arrangement, new pump products are intended to be added to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The agreement includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core pump products.

On April 29, 2013, Hospira and NovaQuest entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally). Hospira is responsible for research and development, regulatory approval, commercialization and distribution of these products. NovaQuest will contribute development funding up to $120.0 million, with contributions not exceeding $50.0 million in any single year and such amounts are recognized as an offset to Research and development expense as incurred as there is substantive and genuine risk of return of the investment inherent in these biosimilar development programs. In exchange for the development funding, if applicable, Hospira will make milestone payments to NovaQuest upon achieving the first commercial sale for each product of approximately $20 million, and such payments will be expensed to Cost of products sold as incurred. Hospira will also be required to pay NovaQuest royalties based upon commercial net sales of the products. In certain instances that result in the delay or failure of the products to be marketed (other than the failure of the products to achieve regulatory approval), Hospira may be obligated to make certain payments to NovaQuest as compensation for such unanticipated events. In these circumstances, reimbursement will be made in the form of royalties related to certain sales of Hospira's on-market products. Hospira's total payments to NovaQuest inclusive of the milestones and royalties are capped at a multiple of development funding, which in any reported period could be significant. For the three and six months ended June 30, 2015, in connection with the NovaQuest agreement, Hospira recognized an offset to Research and development expense for development funding of $3.0 million and $5.9 million, respectively. For the three and six months ended June 30, 2014, the offset recognized to Research and development expense was $11.8 million and $18.7 million, respectively. Cumulative development funding recognized as an offset to Research and development expense from NovaQuest through the period ended June 30, 2015 was $93.9 million.

For information on other Hospira collaborative and other arrangements, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 1," in Hospira's 2014 Form 10-K.

Note 6 — Investments

Investments, equity-method

Hospira's equity-method investments primarily consist of a 50% ownership interest in a joint venture, ZHOPL with Cadila. Equity income from affiliates, net, including the ZHOPL equity investment, was $1.3 million and $8.7 million for the three months ended June 30, 2015 and 2014. Equity income from affiliates, net, including the ZHOPL equity investment, was $2.9 million and $12.0 million for the six months ended June 30, 2015 and 2014, respectively. No distributions were received from ZHOPL for the six months ended June 30, 2015 and 2014.

Combined income statement financial information of unconsolidated equity method investments is as follows:

	Six Months Ended June 30,
(dollars in millions)	2015	2014
Revenue	$36.7	$29.7
Operating expenses	27.3	18.6
Operating income	9.4	11.1
Net Income	7.0	17.4

Investments, at fair value

As of June 30, 2015 and December 31, 2014, Investments, at fair value (available-for-sale marketable investments) included $3.5 million and $4.2 million of unrealized losses, respectively, which are included in Accumulated other comprehensive loss.

On September 30, 2014, Hospira purchased a convertible bond from Celltrion Healthcare with an aggregate principal amount denominated in Korean Won equal to $200.0 million U.S. Dollars, due on September 30, 2019. Interest is payable quarterly at an annual rate of 6.0%. The convertible bond is recognized as an available-for-sale investment and is subject to credit risk. Hospira may redeem some or all of the principal of the convertible bond for cash or an equity interest in Celltrion Healthcare, or, starting on the third anniversary of the issuance of the convertible bond, the supply of biosimilar products. Additionally, Celltrion Healthcare may elect to pay interest on the convertible bond in cash, or in kind by providing biosimilar product to Hospira. Further, Hospira amended its co-exclusive agreement with Celltrion to amend commercial terms, which includes providing Hospira exclusive rights to specific biosimilar products in the U.S. and certain other territories.

Investments, at cost

Hospira advanced $30.0 million in July 2014 and agreed to advance an additional $15.0 million in July 2015 as investments in a research and development venture. In the initial phase of the agreement, the investment is fully refundable, subject to credit risk, to the extent certain development milestones are not met. The products developed are expected to provide Hospira commercialization opportunities in future periods.

Note 7 — Fair Value Measures

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the Condensed Consolidated Balance Sheets:

		Fair Value Measurements at Reporting Date, Using:
	June 30,	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in millions)	2015	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$0.9	$0.9	$—	$—
Investments	195.4	2.8	192.6	—
Interest rate swap contracts	1.1	—	1.1	—
Financial Liabilities:
Foreign currency exchange contracts	0.3	—	0.3	—

		Fair Value Measurements at Reporting Date, Using:
	December 31,	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in millions)	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Foreign currency exchange contracts	$3.0	$3.0	$—	$—
Investments	194.6	3.7	190.9	—
Interest rate swap contracts	0.1	—	0.1	—
Financial Liabilities:
Foreign currency exchange contracts	0.6	—	0.6	—

The fair value of the Level 1 assets is based on quoted market prices of the identical underlying security in an active market. The fair value of cash and cash equivalents, which include money market fund instruments, approximate their carrying value due to their short-term nature, and are within Level 1 of the fair value hierarchy. The fair value of the Level 2 assets and liabilities is primarily based on market observable inputs to quoted market prices, benchmark yields and broker/dealer quotes. Specific to the investment in Celltrion Healthcare, the inputs primarily used include South Korean benchmark interest rates adjusted for credit risk and foreign exchange rates. Level 3 inputs, as applicable, are unobservable inputs that reflect assumptions developed by management to measure assets and liabilities at fair value.

The carrying values of certain financial instruments, primarily including accounts receivable, accounts payable and short-term borrowings, approximate their estimated fair values due to their short-term nature.

The carrying value and estimated aggregate fair value, based primarily on market prices (Level 1), of the senior unsecured notes are as follows:

	June 30, 2015		December 31, 2014
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes	$1,750.0	$1,960.6	$1,750.0	$1,924.0

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

In July 2015, Hospira terminated interest rate swap contracts originally entered into in December 2014 with a total notional amount of $350.0 million, which had effectively converted the interest rate on the $350.0 million principal amount of 5.20% note due in August 2020 from a fixed rate to a floating rate. At termination, these swaps were in a gain position of $2.7 million which will be recorded in earnings as a reduction of interest expense over the remaining life of the underlying debt. The cash proceeds from the termination of the swaps totaled $5.0 million in cash, including accrued interest.

The following table summarizes Hospira's fair value of outstanding derivatives:

	Condensed Consolidated Balance Sheet Presentation	June 30,	December 31,
(dollars in millions)		2015	2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:	Other receivables	$0.9	$3.0
	Other accrued liabilities	0.3	0.6
Derivatives designated as hedging instruments
Interest rate swap contracts:	Other receivables	1.1	0.1

The impact on earnings from derivatives activity was as follows:

	Line Item in the Condensed Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)		2015	2014	2015	2014
Derivatives not designated as hedging instruments
Foreign currency exchange contracts	Other income, net	$3.7	$1.5	$(1.3)	$0.8
Derivatives designated as hedging instruments
Interest rate swap contracts	Interest income	(1.3)	—	(2.7)	—

Note 9 — Inventories, Net

Inventories, net consist of the following:

	June 30,	December 31,
(dollars in millions)	2015	2014
Finished products	$562.2	$521.7
Work in process	374.2	324.7
Materials	286.0	286.9
Total	$1,222.4	$1,133.3

Inventory reserves were $104.8 million and $136.4 million as of June 30, 2015 and December 31, 2014, respectively.

Note 10 — Property and Equipment, Net

Property and equipment, net consists of the following:

	June 30,	December 31,
(dollars in millions)	2015	2014
Property and equipment, at cost	$3,755.3	$3,607.2
Accumulated depreciation	(1,846.0)	(1,790.5)
Total Property and equipment, net	$1,909.3	$1,816.7

Note 11 — Goodwill and Intangible Assets, Net

The following summarizes Goodwill and Intangible assets, net activity:

(dollars in millions)	Goodwill	Intangible assets, net
Balance at January 1, 2015	$1,089.1	$123.4
Additions or adjustments	(10.5)	19.1
Amortization	—	(24.0)
Currency translation effect	(4.9)	(1.9)
Balance at June 30, 2015	$1,073.7	$116.6

Adjustments to Goodwill are primarily related to the Orchid agreement, as discussed in Note 2, and included in the Americas reportable segment. Additions to Intangible assets, net are primarily related to the agreement with Q Core, as discussed in Note 5, and included in the Americas reportable segment.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives (1 to 12 years, weighted average 9 years). Indefinite lived intangibles, principally IPR&D, are not amortized until completion and regulatory approval. During the three months ended June 30, 2015 and 2014, intangible asset amortization expense was $12.1 million and $22.1 million, respectively, and reported in Cost of products sold. During the six months ended June 30, 2015 and 2014, intangible asset amortization expense was $24.0 million and $43.9 million, respectively, and reported in Cost of products sold.

Intangible assets, net consist of the following:

	Gross Carrying Amount		Accumulated Amortization		Intangible assets, net
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(dollars in millions)	2015	2014	2015	2014	2015	2014
Product rights and other	$550.0	$554.3	$(456.9)	$(457.8)	$93.1	$96.5
Customer relationships	7.3	7.4	(6.8)	(6.4)	0.5	1.0
IPR&D	4.9	4.9	—	—	4.9	4.9
Technology	39.0	39.0	(20.9)	(18.0)	18.1	21.0
Total	$601.2	$605.6	$(484.6)	$(482.2)	$116.6	$123.4

Intangible asset amortization for each of the five succeeding fiscal years is estimated at:

Year	(dollars in millions)
2015	$43.9
2016	24.2
2017	17.4
2018	8.0
2019	5.2

Note 12 — Other Assets

Other assets consist of the following:

	June 30,	December 31,
(dollars in millions)	2015	2014
Supplier advances	$30.9	$25.5
Net investment in sales-type leases, less current portion	2.6	6.5
Unapproved products	43.2	36.0
Non-current receivables	9.5	9.2
All other	46.0	41.8
Total	$132.2	$119.0

Note 13 — Sales-Type Leases

The net investment in sales-type leases of certain medication management products consists of the following:

	June 30,	December 31,
(dollars in millions)	2015	2014
Minimum lease payments receivables	$8.4	$13.7
Unearned interest income	(0.5)	(1.1)
Net investment in sales-type leases	7.9	12.6
Current portion (1)	(5.3)	(6.1)
Net investment in sales-type leases, less current portion (1)	$2.6	$6.5

(1)	The current and long-term portions are reported in Trade receivables and Other assets, respectively.

Hospira monitors the credit quality of sales-type leases and recognizes an allowance for credit loss based on historical loss experience. As of June 30, 2015 and December 31, 2014, allowance for credit losses and amounts past due 90 days for sales-type leases were not material.

Note 14 — Other Accrued Liabilities

Other accrued liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2015	2014
Accrued rebates	$122.0	$135.5
Income taxes payable	45.9	3.5
Product recalls, customer sales allowances, customer accommodations and other related accruals	95.6	127.5
Accrued returns	27.6	29.1
All other	315.4	331.2
Total	$606.5	$626.8

Note 15 — Post-Retirement Obligations and Other Long-term Liabilities

Post-retirement obligations and other long-term liabilities consist of the following:

	June 30,	December 31,
(dollars in millions)	2015	2014
Accrued post-retirement medical and dental costs	$54.7	$55.2
Pension liabilities	87.9	91.9
Unrecognized tax benefits, including penalties and interest	34.9	33.9
Product recalls, customer sales allowances, customer accommodations and other related accruals	3.3	31.3
Accrued returns	13.3	12.7
All other	30.9	33.7
Total	$225.0	$258.7

Note 16 — Product Recalls, Customer Sales Allowances, Customer Accommodations and Other Related Accruals

The following summarizes Product recalls, customer sales allowances, customer accommodations and other related accruals activity (including certain Device Strategy related releases as discussed in Note 4) for the six months ended June 30, 2015:

(dollars in millions)	Product recalls, customer sales allowances, customer accommodations and other related accruals
Balances at January 1, 2015	$158.8
Provisions net of releases of prior provisions	(30.5)
Payments	(29.4)
Balances at June 30, 2015	$98.9

Note 17 — Pension and Other Post-Retirement Benefits

Retirement plans consist of defined benefit plans and legislated obligations such as pension plans, medical and dental plans and defined contribution plans. Plans cover certain employees both in and outside of the U.S.

Net periodic benefit cost recognized for Hospira's pension and post-retirement medical and dental benefit plans consist of the following:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Service cost for benefits earned during the period	$0.6	$0.4	$1.2	$0.8
Interest cost on projected benefit obligations	6.1	6.5	12.2	13.0
Expected return on plans' assets	(7.5)	(7.8)	(15.0)	(15.6)
Amortization of net actuarial losses	4.7	3.1	9.4	6.2
Net periodic benefit cost	$3.9	$2.2	$7.8	$4.4

	Medical and Dental Plans
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Service cost for benefits earned during the period	$0.1	$—	$0.1	$0.1
Interest cost on projected benefit obligations	0.5	0.6	1.1	1.2
Amortization of net actuarial losses	0.2	0.1	0.4	0.2
Net periodic benefit cost	$0.8	$0.7	$1.6	$1.5

Hospira has no estimated minimum required contribution for 2015 to meet the funding rules of the Pension Protection Act of 2006, giving consideration to the Worker, Retiree, and Employer Recovery Act of 2008. While Hospira's funding policy requires contributions to its defined benefit plans equal to the amounts necessary to, at a minimum, satisfy the funding requirements as prescribed by Federal laws and regulations, Hospira also makes discretionary contributions when management deems it is prudent to do so. No contributions were made to the U.S. pension plan for the six months ended June 30, 2015.

Certain Hospira employees in the U.S. and Puerto Rico participate in the Hospira 401(k) Retirement Savings Plan. Hospira's expenses for this defined contribution plan for the three months ended June 30, 2015 and 2014 were $11.3 million and $9.9 million, respectively. For the six months ended June 30, 2015 and 2014, Hospira's expenses were $22.4 million and $21.5 million, respectively.

Note 18 — Short-term Borrowings and Long-term Debt

As of June 30, 2015, Hospira had a $1.0 billion unsecured revolving credit facility maturing in October 2016 with no amounts outstanding. Amounts borrowed under the Revolver, if any, and Hospira's debt and financial position may limit Hospira's availability for borrowings to less than $1.0 billion. As of June 30, 2015, Hospira had no limit on the availability under the Revolver.

As of June 30, 2015, Hospira was in compliance with all financial covenants.

For more information on Hospira's Senior Notes and other borrowings, interest rate swap contracts and the Revolver, see "Part II, Item 8. Financial Statements and Supplementary Data, Note 19," in Hospira's 2014 Form 10-K as well as Note 8 herein. There have been no material changes to the short-term borrowing or other debt arrangement information provided in Hospira's 2014 Form 10-K.

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

Note 20 — Shareholders' Equity

Common Stock

Hospira is authorized to issue 400.0 million shares of common stock, par value $0.01 per share, and 50.0 million shares of preferred stock, par value $0.01 per share. At June 30, 2015 and December 31, 2014, 186.1 million and 183.6 million common shares were issued, respectively, and 172.9 million and 170.4 million common shares were outstanding, respectively. The Merger Agreement with Pfizer imposes certain restrictions on issuance of Hospira's common stock during the pendency of the Merger. See Note 26 for more information on the Merger Agreement with Pfizer.

Treasury Stock

In April 2011, Hospira's Board of Directors authorized the repurchase of up to $1.0 billion of Hospira's common stock, of which $800 million remains authorized taking into account prior repurchases. Hospira may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditure required for other purposes, current stock price and other factors. No common stock repurchases were made during the six months ended June 30, 2015. The Merger Agreement with Pfizer imposes certain restrictions on repurchases of Hospira's common stock during the pendency of the Merger. See Note 26 for more information on the Merger Agreement with Pfizer.

Dividends

The Merger Agreement with Pfizer imposes certain restrictions upon Hospira's ability to pay dividends during the pendency of the Merger. See Note 26 for more information on the Merger Agreement with Pfizer.

Note 21 — Accumulated Other Comprehensive Loss, Net of Tax

Changes in Accumulated Other Comprehensive Loss, net of taxes consists of the following:

(dollars in millions)	Cumulative Foreign Currency Translation Adjustments(1)	Cumulative Retirement Plans Unrealized Losses(2)	Cumulative Unrealized Losses on Investments(3)	Cumulative Losses on Terminated Cash Flow Hedges(4)	Total Accumulated Other Comprehensive Loss
Balance at January 1, 2015	$(228.8)	$(132.3)	$(4.2)	$(1.6)	$(366.9)
Other comprehensive (loss) income before reclassifications	(63.4)	—	0.7	—	(62.7)
Amounts Reclassified from Accumulated Other Comprehensive Loss	—	6.2	—	0.1	6.3
Balance at June 30, 2015	$(292.2)	$(126.1)	$(3.5)	$(1.5)	$(423.3)

(1)	Net of taxes of $0.0 million as of June 30, 2015 and December 31, 2014.

(2)	Net of taxes of $74.3 million and $77.9 million as of June 30, 2015 and December 31, 2014, respectively.

(3)	Net of taxes of $2.8 million and $3.4 million as of June 30, 2015 and December 31, 2014, respectively.

(4)	Net of taxes of $1.1 million as of June 30, 2015 and December 31, 2014.

The following summarizes reclassifications out of Accumulated Other Comprehensive Loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014	Line Item in the Condensed Consolidated Statement of Income
Amortization of loss on terminated cash flow hedges	$—	$0.1	$0.1	$0.1	Other income, net
	—	—	—	—	Income tax expense
Net of income taxes	—	0.1	0.1	0.1

Amortization of pension plans actuarial losses	4.7	3.1	9.4	6.2	(1)
Amortization of medical and dental plans actuarial losses	0.2	0.1	0.4	0.2	(1)
Total amortization before income taxes	4.9	3.2	9.8	6.4
	(2.6)	(1.0)	(3.6)	(2.5)	Income tax expense
Net of income taxes	2.3	2.2	6.2	3.9

Total reclassifications for the period	$2.3	$2.3	$6.3	$4.0

(1)	These Accumulated Other Comprehensive Loss components are included in the computation of net periodic benefit cost. See Note 17 for additional details.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2015	2014	2015	2014
Weighted average basic common shares outstanding	172.8	167.7	172.1	167.1
Incremental shares outstanding related to stock-based awards	3.3	2.3	3.5	2.7
Weighted average dilutive common shares outstanding	176.1	170.0	175.6	169.8

Outstanding awards for which the exercise price of the award exceeds the average stock price	—	3.9	—	4.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Stock-based compensation expense	$15.0	$17.7	$29.1	$28.7
Income tax benefit recognized	5.4	6.5	10.5	10.5

As of June 30, 2015, there was $105.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

Stock Options

No options were granted in the six months ended June 30, 2015. For prior grants, the weighted average grant date fair value using the Black-Scholes option-pricing model, and the corresponding weighted average assumptions were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Expected volatility	27.7%	27.7%
Expected life (years)	4.7	4.7
Risk-free interest rate	1.5%	1.5%
Expected dividend yield	0.0%	0.0%
Fair value per stock option	$13.47	$11.29

Performance Share Awards

No performance share awards were granted in the six months ended June 30, 2015. For prior grants, the weighted average grant date fair value using the Monte Carlo simulation model and the corresponding weighted average assumptions were as follows:

Six Months Ended June 30,
2014
Expected volatility	30.8%
Risk-free interest rate	0.6%
Expected dividend yield	0.0%
Fair value per performance share	$54.55

Restricted Stock and Units

During the six months ended June 30, 2015, 0.8 million restricted stock and units were granted to certain employees and non-employee directors primarily as part of the 2015 annual grant. Hospira issues restricted stock and units that generally vest in approximately equal amounts on the first, second and third anniversaries of the grant date. The weighted average grant date fair value of restricted stock and units granted for the six months ended June 30, 2015 and 2014 was $87.51 and $42.96 per restricted award, respectively.

Note 24 — Commitments and Contingencies

Hospira is involved in various claims and legal proceedings, as well as product liability claims, regulatory matters and proceedings related to Hospira's business, including in some instances when Hospira operated as part of Abbott Laboratories.

Precedex™ Matters

Hospira is currently involved in two lawsuits relating to the ability of Eurohealth International Sarl and West-Ward Pharmaceutical Corp. (collectively "Eurohealth") to market generic forms of Hospira's Precedex™ (dexmedetomidine hydrochloride), a proprietary sedation agent. The two cases, No. 14-cv-00487 (filed April 18, 2014) and No. 14-cv-01008 (filed August 1, 2014), are both pending in U.S. District Court for the District of Delaware and are based on Eurohealth's ANDAs filed with the FDA for generic versions of Precedex™, one of which is a premix product. Hospira seeks a judgment of infringement based on the claims of U.S. Patent No. 6,716,867, injunctive relief and costs. Eurohealth International Sarl purchased the assets of Ben Venue Laboratories, Inc. d/b/a Bedford Laboratories. West-Ward Pharmaceutical Corp. is Eurohealth's agent in the U.S.

On August 18, 2014, the FDA allowed a carved-out label for generic competitors of Precedex™. Immediately following that decision, Mylan Institutional, LLC and Par Sterile Products, LLC launched generic versions of Precedex™ concentrate. On August 19, 2014, Hospira initiated litigation over the FDA's action, which was settled on October 28, 2014.

In addition to the previously reported settlements, Hospira entered during the second quarter of 2015 into confidential settlement agreements regarding Precedex™ patent-related litigation with Sun Pharmaceutical Industries, Inc. and Gland Pharma Ltd., in April 2015, Akorn, Inc., in May 2015, and Actavis US Holding LLC and Actavis LLC, in May 2015.

Hospira also has received a "Paragraph IV" notice from Amneal Pharmaceuticals related to patents associated with Hospira's premix Precedex™ product. Hospira has 45 days from the date the notice was received to initiate a lawsuit alleging infringement of the various patents included in the notice. Such a lawsuit would result in a 30 month stay of approval from the FDA of Amneal's proposed generic product.

Stockholder Litigation

Hospira and members of its Board of Directors are named as defendants in five class action lawsuits filed in the Delaware Court of Chancery alleging breaches of fiduciary duty in connection with the Merger Agreement. Pfizer and Merger Sub are also named as defendants. The lawsuits, which seek to enjoin the proposed transaction, allege generally that the Merger Agreement resulted from an unfair process and fails to maximize value for Hospira stockholders. The lawsuits were filed by the following named plaintiffs, on behalf of themselves and all others similarly situated: Robert J. Casey II, Samuel Montini, Charles Zimmerman, Jason Chen and Patricia Takach.

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

Hospira has received warning letters from the FDA related to matters affecting its pharmaceutical manufacturing facility in Mulgrave, Victoria, Australia, pharmaceutical and device manufacturing facilities in Clayton and Rocky Mount, North Carolina, its device manufacturing facility in La Aurora de Heredia, Costa Rica, its pharmaceutical manufacturing facility in Irungattukottai, India, its device quality systems and governance in Lake Forest, Illinois and its pharmaceutical manufacturing facility in Liscate, Italy. The Company has responded fully, and in a timely manner, to these warning letters. By letter dated April 16, 2015, the FDA advised Hospira that it had completed its evaluation of the Company's corrective actions in response to the April 2010 warning letter relating to Hospira's Rocky Mount and Clayton, North Carolina, pharmaceutical manufacturing facilities.

The remediation plans in response to the warning letters involve commitments by Hospira to enhance its quality system, products, facilities, employee training, quality processes and procedures, and technology. While Hospira continues implementing its remediation plans, the plans are subject to update and revision based on issues encountered during the remediation process, or on further interaction with the FDA or other regulatory bodies. Hospira cannot, however, give any assurances as to the expected date of resolution of the matters identified in the warning letters.

Environmental Matters

India’s National Green Tribunal ("NGT") and the Maharashtra Pollution Control Board ("MPCB") are actively reviewing various industrial facilities in the vicinity of Aurangabad, India, to determine whether those facilities have contributed to alleged groundwater and soil contamination in the area. On July 15, 2015, the NGT issued an order directing Hospira India, as the owner of a manufacturing facility in Aurangabad, and the unrelated owners of other facilities, to deposit in escrow an amount up to approximately $2.0 million each. A deposit by a company would be applied to any required costs of remediation if that company is determined to have responsibility for the alleged contamination. Subsequent to the NGT order, MPCB ordered the immediate closure of Hospira India’s Aurangabad facility; however, based on Hospira India’s application, the NGT stayed the closure order until at least August 24, 2015, when a further hearing is scheduled. The NGT also reduced the escrow deposit for Hospira India to approximately $0.9 million. Hospira continues to evaluate its response with local counsel, local environmental consultants and local governmental consultants. A prolonged closure of the Aurangabad facility would affect production at that facility, as well as production at Hospira India’s Irungattukottai, India facility, and could have a material adverse effect on Hospira’s results of operations.

Litigation Exposure Evaluation

Hospira's litigation exposure, including product liability claims, is evaluated each reporting period. Hospira's accruals, which are not significant at June 30, 2015 and December 31, 2014, are the best estimate of loss. Based upon information that is currently available, management believes that the likelihood of a material loss in excess of recognized amounts is remote.

Additional legal proceedings may occur that may result in a change in the estimated accruals recognized by Hospira. It is not feasible to predict the outcome of such proceedings with certainty and there can be no assurance that their ultimate disposition will not have a material adverse effect on Hospira's financial position, cash flows or results of operations.

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

Reportable segment information:

The table below presents information about Hospira's reportable segments for the three months ended June 30:

	Net Sales		Income From Operations
(dollars in millions)	2015	2014	2015	2014
Americas	$964.4	$913.2	$273.0	$136.6
EMEA	129.1	132.7	(19.7)	(11.7)
APAC	90.1	89.9	6.9	12.2
Total reportable segments	$1,183.6	$1,135.8	260.2	137.1
Corporate functions			(26.6)	(19.9)
Stock-based compensation			(15.0)	(17.7)
Income From Operations			218.6	99.5
Interest expense and Other income, net			(12.6)	(18.4)
Income Before Income Taxes			$206.0	$81.1

The table below presents information about Hospira's reportable segments for the six months ended June 30:

	Net Sales		Income From Operations
(dollars in millions)	2015	2014	2015	2014
Americas	$1,941.3	$1,755.0	$472.9	$278.4
EMEA	247.6	265.5	(50.2)	(25.8)
APAC	169.6	166.1	23.5	13.1
Total reportable segments	$2,358.5	$2,186.6	446.2	265.7
Corporate functions			(65.1)	(37.9)
Stock-based compensation			(29.1)	(28.7)
Income From Operations			352.0	199.1
Interest expense and Other income, net			(24.1)	(36.9)
Income Before Income Taxes			$327.9	$162.2

Note 26 — Pfizer Transaction

On February 5, 2015, Hospira entered into the Merger Agreement with Pfizer and Merger Sub. The Merger Agreement provides for the Merger of Merger Sub with and into Hospira. As a result, Hospira will become a wholly owned subsidiary of Pfizer, and each outstanding share of Hospira common stock (other than any shares of Hospira owned by Hospira as treasury stock, any shares owned by Pfizer or its subsidiaries (including Merger Sub), and dissenting shares, if any, which will not be so converted) will be converted into the right to receive $90.00 in cash, without interest thereon.

Each Hospira stock option, restricted stock unit, performance share award, performance restricted stock unit and share of restricted stock, whether vested or unvested, that is outstanding immediately prior to the effectiveness of the Merger will be canceled and converted into the right to receive $90 in cash (in the case of performance share awards and performance restricted stock units, the number of shares of common stock subject to such award will be determined assuming target performance has been met) or, in the case of stock options, the excess, if any, of $90 over the exercise price of such stock option.

The Merger Agreement was approved by Hospira's stockholders on May 13, 2015. Consummation of the Merger is subject to the receipt of several regulatory approvals, including the expiration or termination of the applicable waiting periods under the antitrust laws of several other jurisdictions, including the U.S. and the E.U., and the absence of a company material adverse effect on Hospira, as defined in the Merger Agreement.

The Merger Agreement contains specified termination rights for Pfizer and Hospira, including a mutual termination right in the event that the Merger is not consummated by December 31, 2015, subject to extension to June 30, 2016 under certain circumstances. Hospira must pay Pfizer a $500 million termination fee (the "Termination Fee") in the event the Merger Agreement is terminated by Pfizer in certain specified circumstances. The Merger Agreement further provides that, upon termination of the Merger Agreement under certain specified circumstances, Hospira will be required to pay to Pfizer $20 million for expenses incurred or paid by or on behalf of Pfizer (with such expenses paid credited to any Termination Fee subsequently paid by Hospira).

The Merger Agreement includes restrictions on the conduct of Hospira’s business prior to the completion of the Merger, generally requiring Hospira to conduct its business in the ordinary course and subjecting Hospira to a variety of specified limitations absent Pfizer’s prior written consent.

During the three and six months ended June 30, 2015, Hospira incurred $8.9 million and $25.1 million of transaction and merger related expenses (legal, advisory, other related fees and integration costs), respectively, in connection with the merger, reported in Selling, general and administrative.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, references to "Hospira," "we," "us," "our" and "our company" refer to Hospira, Inc. and its consolidated subsidiaries.

Overview

Our portfolio of products includes Specialty Injectable Pharmaceuticals (which includes generic injectables, proprietary injectables and biosimilars), Medication Management and Other Pharmaceuticals. Global Net sales are derived from three reporting segments: the Americas, which includes the U.S., Canada and Latin America; Europe, Middle East and Africa; and Asia Pacific, which includes Asia, Japan, Australia and New Zealand. Although we sell our products globally, a majority of global Net sales for the first six months of 2015 were generated in the Americas (approximately 82%). The following headings identify key themes and significant matters regarding our business:

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

Biosimilar investment. We continue to invest significant resources in the development of our biosimilars, including EPO in the U.S., for which a biosimilar application was submitted to the FDA in late 2014, and in February 2015, the FDA accepted our application. We will continue to invest in biosimilars globally, which will include additional sales and marketing spend, and have made significant investments in and with third parties, including Celltrion to develop and market biosimilars. We continuously evaluate our research and development pipeline and alternatives to share in the risk in developing products with third parties.

Proprietary offerings. Our proprietary portfolio changed in 2014 with the approval of Dyloject™ (launched in July 2015), and the loss of market exclusivity of our proprietary drug, Precedex™. During August 2014, the FDA approved generic competitors in the U.S. for Precedex™ concentrate, although we continue to retain patent exclusivity to Precedex™ in a premix formulation. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ will continue to decrease.

Device. In late 2014 and into 2015, significant progress has been made on our device products, including the lifting by the FDA of the U.S. import alert of certain infusion pumps from our Costa Rica facility and the commercialization of our next-generation devices. Once we complete our Device Strategy, we will be able to focus our efforts on revenue and margin growth and creating next-generation products for the future. In support of this, in January 2015, we approved and initiated plans to streamline and optimize device manufacturing and service centers and focus on research and development through our collaboration with Q Core. Although we have seen significant progress in our Device Strategy, we believe that during the completion of the Device Strategy we will continue to experience an erosion of our installed base.

Capacity expansion, vertical integration and continuous improvement. In recent years, the healthcare market has suffered from chronic drug shortages caused by a constrained market and manufacturing capacity limitations due to market economics and regulatory conditions. Our view is that the supply chain is still fragile and that our customers are placing a premium on the delivery of a reliable supply. To anticipate future demand in the market and to ensure consistent delivery of product supply, we have undertaken initiatives to increase capacity and reduce reliance on outside vendors through vertically integrating operations. We continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India. In June 2015, we received official notification from the FDA that the Vizag, India facility was deemed acceptable and we have received our first finished dosage manufacturing product approval.

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

Economic environment, industry growth and trends. We believe that major global healthcare trends offer our company opportunities. We believe that the healthcare needs of growing aging populations in many developed markets and the rapidly increasing cost of healthcare may spur demand for quality healthcare at lower costs. In addition, the phenomenon of increasing middle class populations in many emerging markets is driving the demand for access to quality healthcare at reasonable costs. Hospira’s products offer the means to help governments, customers and patients address these trends.

For additional overview information on Hospira, see "Item 1. Business" in Hospira's 2014 Form 10-K.

Proposed Merger with Pfizer

On February 5, 2015, Hospira entered into the Merger Agreement with Pfizer and Merger Sub. Pursuant to the Merger Agreement, the Merger Sub will merge with and into Hospira. As a result of the Merger, Hospira would become a wholly owned subsidiary of Pfizer, and each outstanding share of Hospira’s common stock (other than certain excluded shares) will be converted into the right to receive $90.00 in cash per share, without interest thereon. Consummation of the Merger is subject to certain conditions, and the Merger Agreement provides for certain termination rights for Hospira and Pfizer.

During the three and six months ended June 30, 2015, Hospira incurred $8.9 million and $25.1 million, respectively, of transaction and merger related expenses (legal, advisory, other related fees and integration costs), in connection with the Merger, reported in Selling, general and administrative. Additional costs may be incurred leading up to the closing of the Merger, including some costs that would be triggered upon closing of the Merger. Hospira may provide pro-rata annual incentive compensation for the portion of the fiscal year ending at the closing of the Merger, and will assume target achievement, subject to the Merger closing in 2015. For the three and six months ended June 30, 2015, Hospira incurred incentive compensation expense commensurate with actual achievement versus target per the existing plan provisions and results to date.

For additional information, see "Part I, Item 1. Financial Statements, Note 26," in this report.

Product Development and Product Launches

We manage our product development programs and related costs through the following four product categories: biosimilars, generic pharmaceuticals, devices and proprietary pharmaceuticals.

Biosimilar Product Development

As of June 30, 2014, our biosimilar development pipeline, including exclusive and co-exclusive commercialization rights for biosimilars developed with our partners, consisted of up to 12 compounds.

As part of these development efforts, we have sought to share the risks and rewards of such development activities with development, manufacturing and commercial partners, who can provide research assistance and/or share development costs including recent activity as follows:

•
On February 10, 2015, we entered into a global collaboration agreement with Pfenex to develop and commercialize PF582, Pfenex’s biosimilar candidate for ranibizumab. Under the agreement, we are responsible for Phase III studies, manufacturing, regulatory approval, litigation, sales and marketing. Pfenex is responsible for completing Phase I and additional product characterization work. In March 2015, Hospira paid $51.0 million as an upfront milestone to Pfenex at the close of the agreement that is reported in Research and development expense for the six months ended June 30, 2015. For more information on the agreement, see "Part I, Item 1. Financial Statements, Note 5;" and

•
On April 29, 2013, Hospira and NovaQuest entered into an arrangement for three biosimilar products: EPO (in the U.S. and Canada), filgrastim (in the U.S.) and pegylated filgrastim (globally), in which NovaQuest will contribute development funding up to $120.0 million with contributions not exceeding $50.0 million in any single year, and such amounts are recorded as an offset to Research and development expense as incurred. Cumulative development funding recognized as on offset to Research and development expense from NovaQuest through the period ended June 30, 2015 was $93.9 million. For more information on the agreement, see "Part I, Item 1. Financial Statements, Note 5."

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

Generic Pharmaceutical Product Development

We include products in our pipeline if they are approved for development and activity has occurred. As of June 30, 2015, our generic pharmaceutical pipeline consisted of 64 compounds. A majority of our current pipeline consists of compounds related to oncology, anti-infectives, anesthesia and analgesia.

In 2011, we launched a global market expansion program to expand the presence of generic SIPs. Execution of this program includes gaining regulatory approval to sell certain of our on-market products into new countries. In 2015, we continue to progress the global market expansion program.

Device Product Development

Our device development programs include the development of advanced infusion platforms and systems, program/software updates to those platforms and systems as well as consumable product development.

We continue to execute our Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning us for future innovation and growth. Specific to product development under this initiative, in late 2014 we submitted the next-generation LifeCare PCA™ infusion pump for clearance, and in April 2015 we commenced commercialization of the Plum 360™ and are beginning to launch the SapphirePlus™ infusion pumps, which are the next-generation of Hospira's Plum™ and Sapphire™ pumps.

In December 2014, we entered into a new agreement with Q Core. Under the agreement, Q Core and Hospira will collaborate to develop and add new pumps to the portfolio that build upon the Sapphire™ platform and utilize Hospira MedNet™ safety software. The agreement includes the right for Hospira to acquire Q Core under certain conditions in the future, and the right to establish back-up manufacturing of Q Core pump products. The agreement has no impact on our planned launch of the Plum 360™ infusion pump and next-generation LifeCare PCA™ infusion pump. During the three and six months ended June 30, 2015, Hospira paid $6.1 million and $23.9 million, respectively, to Q Core under the agreement and capitalized the amount based on the nature of the assets.

For further information related to the Device Strategy, see the section captioned "Device Strategy" within this Item 2.

Proprietary Pharmaceutical Product Development

In December 2014, we received approval from the FDA for Dyloject™, a proprietary nonsteroidal anti-inflammatory drug (NSAID) analgesic. Dyloject™ is indicated for use in adults for the management of mild to moderate pain and for the management of moderate to severe pain alone or in combination with opioid analgesics. We launched Dyloject™ in July 2015. Future development spending for Dyloject™ is expected to be nominal.

Research and Development Expense

R&D expense includes costs identifiable to specific development projects, support activities that are essential to all of our R&D operations and upfront and development milestone payments or funding associated with external collaborative or other arrangements. R&D expense includes:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Research and development expense	$89.8	$75.7	$225.2	$158.9

Specific project costs as a percentage of total R&D expense
Upfront milestone payment for biosimilar candidate ranibizumab	—%	—%	22.6%	—%
EPO Phase III U.S. clinical trial expenses and other related project costs*	5.1%	8.4%	4.1%	15.0%
Pegfilgrastim early phase clinical trial expenses and other related project costs*	15.7%	4.1%	8.0%	3.5%
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

Capacity Expansion

In 2015, we continued to advance construction on a specialty injectable pharmaceutical manufacturing facility in Vizag, India, which began in 2011. The Vizag facility operates in a special economic zone, which is expected to provide us with various taxation benefits. Future capital expenditures and related start-up costs are anticipated, as described below, with production expected to increase over the course of the next several years.

In June 2015, we received official notification from the FDA that the Vizag facility was deemed acceptable. We have received our first finished dosage manufacturing product approval from the FDA in June 2015 and we continue to pursue U.S. product approvals from this facility. We have begun limited commercial production at this facility.

In aggregate, we estimate Vizag, India capacity expansion capital expenditures of approximately $450 million. We have incurred total capital expenditures of $373.8 million through June 30, 2015. For the Vizag, India capacity expansion, capital expenditures were $17.0 million and $45.7 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, these capital expenditures were $35.0 million and $54.9 million, respectively.

We currently purchase certain oncology drugs from ZHOPL. Hospira and ZHOPL continue to advance plans, initiated in 2011 and continuing through 2015, to qualify and validate manufacturing and related activities to support certain other oncology compounds at this location.

For both ZHOPL and the Vizag, India facility capacity expansion activities, we will continue to incur manufacturing start-up, validation (facility and product-related), registration costs and unabsorbed production costs over the next few years. For the three and six months ended June 30, 2015, we incurred charges of $16.8 million and $31.1 million, respectively, primarily related to start-up and facility validation activities that are reported in Cost of products sold. For the three and six months ended June 30, 2014 we incurred charges of $14.1 million and $28.1 million, respectively, primarily related to start-up and facility validation activities that are reported in Cost of products sold. From inception, through June 30, 2015, we have incurred charges of $137.5 million. We anticipate the amount, timing and recognition of charges and capital expenditures will be affected by various facility construction, product validation and registration timelines throughout the duration of the projects and corresponding regulatory outcomes in connection therewith. As we transition from start-up to normalized production levels, we may incur further unabsorbed costs that will be impacted by the rate of transition and utilization of each production line.

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

Facilities Optimization

In June 2015, we incurred charges of $2.0 million reported in Cost of products sold related to our Buffalo, New York manufacturing facility previously sold in July 2014.

In March 2015, Hospira initiated a plan to discontinue API R&D related activities at its Boulder, Colorado manufacturing facility. For the three and six months ended June 30, 2015, Hospira incurred $(0.2) million and $0.5 million, respectively, of employee-related and other exit costs and $0.0 million and $1.8 million, respectively, of asset impairments reported in Restructuring and impairment.

In January 2015, we announced a plan for the closure, in the second half of 2015, of our Clayton, North Carolina manufacturing facility. The closure will include the discontinuation or transfer of the products manufactured at the site to other locations or third parties. We estimate that this activity will result in total charges of approximately $45 million, including an impairment charge in the Americas segment of $21.9 million reported in Restructuring and impairment for the year ended December 31, 2014, and charges expected to be recognized through 2015 that are estimated to include: (i) approximately $15 million of cash for employee-related costs, including costs for severance, retention and other employee related assistance and other exit costs associated with the plan; and (ii) approximately $8 million in other non-cash costs, including accelerated depreciation of plant assets. The cash related charges do not include capital expenditures or product transfer costs related to establishing manufacturing operations in any other locations or offset from any potential proceeds from the sale of the existing facility and related assets. For the three and six months ended June 30, 2015, Hospira incurred charges of $2.9 million and $13.3 million, respectively, reported in Restructuring and impairment.

Restructuring

Starting in late 2012 and continuing through 2015, Hospira incurred and may continue to incur costs to optimize commercial organizational structures, and related functions, in all segments. The costs are reported in Restructuring and impairment and primarily include aggregate severance charges of $16.4 million and contract termination charges of $2.3 million. Of the aggregate costs, $0.5 million and $1.6 million were incurred in the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $1.9 million were incurred in the six months ended June 30, 2015 and 2014, respectively.

Financial Related Impact

The charges incurred for the above continuous improvement activities collectively were reported in the Condensed Consolidated Statements of Income line items as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Cost of products sold	$18.8	$14.1	$33.1	$28.1
Restructuring and impairment	3.2	1.6	16.7	1.9
Total charges	$22.0	$15.7	$49.8	$30.0

As we continue to consider each continuous improvement activity, the amount, timing and recognition of charges will be affected by the occurrence of commitments and triggering events as defined under GAAP, among other factors. For more information about risks related to these matters, see the section captioned "Our continuous improvement activities have resulted, and may continue to result, in significant charges and cash expenditures. These activities may disrupt our business and may not result in the intended improvement or cost savings" in "Part I, Item 1A. Risk Factors" of Hospira's 2014 Form 10-K.

Acquisitions

The following summarizes recent acquisition activity:

Acquisition	Date	Description of Business	Purchase Price (dollars in millions)
Orchid API and related R&D facility	July 2014	A penem and penicillin API business located in Aurangabad, India, and associated research and development facility based in Chennai, India, acquired from Orchid that provides Hospira additional API capacity and allows for continued vertical integration of anti-infective penem and penicillin products.	$237.1
Evolabis	February 2014
A Brazilian-based oncology distributor, Evolabis Produtos Farmacêuticos Ltda., adding approximately 15 on-market oncology products to our portfolio in Brazil, accelerating expansion of our injectable pharmaceutical product line.
			not material

During the three months ended June 30, 2015 and 2014, we incurred $1.1 million and $1.9 million, respectively, of acquisition and integration-related costs, reported in Selling, general and administrative. During the six months ended June 30, 2015 and 2014, these costs were $1.6 million and $2.8 million, respectively. Cumulative acquisition and integration-related costs for these acquisitions through the period ended June 30, 2015 were $41.2 million.

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

Warning Letter and Related Matters

The following table identifies the facilities for which Hospira has received warning letters from the FDA that were open at June 30, 2015:

	Date Warning Letter Received	Facility	Nature of Activities at facility cited in warning letter
(1)	August 2012	La Aurora de Heredia, Costa Rica	Device manufacturing
(2)	May 2013	Lake Forest, Illinois	Device quality systems and governance
(3)	May 2013	Irungattukottai, India	Pharmaceutical manufacturing
(4)	March 2014	Rocky Mount, North Carolina	Device manufacturing
(5)	September 2014	Mulgrave, Victoria, Australia	Pharmaceutical manufacturing
(6)	April 2015	Liscate, Italy	Pharmaceutical manufacturing

These FDA warning letters generally do not restrict production or shipment of our existing products from these facilities; however, our facilities that have received an FDA warning letter generally are restricted from obtaining new product approvals or clearances in the U.S., until the impacted facility successfully passes a subsequent inspection. On April 16, 2015 the FDA informed Hospira that Hospira had addressed the violations contained in the April, 12, 2010 warning letter, and the April 2010 warning letter regarding our Clayton and Rocky Mount, North Carolina facilities therefore was closed-out in April 2015. As discussed below, an import alert that restricted the shipment of our infusion pumps from our Costa Rica facility was lifted by the FDA in January 2015.

Copies of the FDA’s warning letters may be viewed at the FDA’s website:
http://www.fda.gov/ICECI/EnforcementActions/WarningLetters/default.htm

Status of each warning letter identified above:

(1) La Aurora de Heredia, Costa Rica: In January 2015, the FDA lifted the import alert received in November 2012 and expanded in early 2013 that previously prohibited U.S. importation of infusion pump devices manufactured in our Costa Rica device manufacturing facility, including our Plum A+™ and LifeCare PCA™ infusion pumps. We are now selling these infusion devices to new and existing customers without medical necessity certificates and importation of these devices into the U.S. commenced in early 2015. Hospira has received similar favorable actions from international regulatory agencies. In February 2015, the FDA performed a follow-up inspection and no Form 483 was issued at the conclusion of this inspection.

(2) Lake Forest, Illinois: In May 2015, the FDA issued a Form 483 listing observations after a follow-up inspection of the device quality systems at our Lake Forest facility. In June 2015, Hospira responded to the FDA. Our Lake Forest facility does not manufacture device products, but performs many aspects of our quality system procedures that support all of our device products and operations.

(3) Irungattukottai, India: In February 2015, the FDA performed a follow-up inspection, and issued a Form 483 listing observations and in February 2015, we responded to the FDA. In June 2015, the FDA designated the facility as acceptable.

(4) Rocky Mount, North Carolina: In March 2014, we responded to the FDA. This 2014 Device warning letter affects only the status of Rocky Mount's device manufacturing.

(5) Mulgrave, Victoria, Australia: In October 2014, we responded to the FDA.

(6) Liscate, Italy: In April 2015, Hospira received a warning letter from the FDA related to the FDA's May 2014 inspection. The April 2015 warning letter cited inspectional observations that identified potential violations of Good Manufacturing Practices regulations for finished pharmaceuticals. Hospira responded to the FDA in April 2015.

Hospira's Response to Warning Letters and Related Matters

We take these matters seriously and we believe that we have responded fully, and in a timely manner, to the FDA's warning letters. The remediation plans involve commitments by Hospira to enhance our quality system, products, facilities, employee training, quality processes and procedures and technology. While we have continued implementing our remediation plans, the plans are subject to update and revision based on issues encountered during the remediation process, or through further interaction with the FDA or other regulatory bodies.

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

Overall Financial Impact

The charges incurred for certain quality and product related matters collectively were reported in the Cost of products sold line item in the Condensed Consolidated Statements of Income, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Warning Letters Matters
Third-party oversight and consulting	$—	$4.8	$—	$9.8
Other charges (primarily extended production downtime related costs and capital project expenses)	0.8	2.0	1.4	5.2
Device Remediation Matters
Third-party consulting and other charges (product review and remediation activities)	—	5.3	—	10.0
Corrective action and life-cycle management (releases) charges	(6.5)	14.1	(6.5)	14.1
Total Charges	$(5.7)	$26.2	$(5.1)	$39.1

The amount, timing and recognition of additional prospective charges associated with these quality and product related matters will be affected by the nature of spending and the occurrence of commitments and triggering events as defined under GAAP, among other factors including updated estimates to previously recorded accruals based on changes in various assumptions.

Further, costs for long-term solutions, product improvements and life-cycle management programs will depend on various production, quality and development efforts and corresponding regulatory outcomes in connection therewith. In addition, capital expenditures and related project costs to remediate and/or enhance Hospira’s existing facilities and operations may be required. In this regard, see matters discussed in the "Continuous Improvement Activities" section within this Item 2.

We cannot give any assurances as to the expected date of resolution of the matters identified above. For more information about risks related to these matters, see the section captioned "Issues with our quality systems and processes could have an adverse effect upon our business, subject us to further regulatory action and costly litigation and cause a loss of confidence in us and our products" in "Part I, Item 1A. Risk Factors" of our 2014 Form 10-K.

Device Strategy

We continue to execute our Device Strategy announced in May 2013, an initiative intended to establish a streamlined and modernized product portfolio addressing customer needs and positioning us for future innovation and growth, while supporting continued advancement of device remediation, including device quality improvement efforts.

See the section captioned "Product Development and Product Launches" within this Item 2 for additional information on the submission of the next-generation LifeCare PCA™ pump for clearance, commercialization of the Plum 360™ infusion pumps and the beginning of the launch of the SapphirePlus™ infusion pumps.

In connection with the Device Strategy, that now includes the restructuring initiative described below, we have and expect to incur future charges related to these actions. We have and expect major cash costs to include the following: (i) customer sales allowances; (ii) customer accommodations, contract termination and pump collection and destruction costs; (iii) pump retirement and replacement program administration, quality systems/process improvement, consulting costs and other costs; and (iv) severance and other employee related assistance and contract termination charges. Further, we have incurred non-cash charges for various asset charges, primarily pump inventory charges, other pump-related asset impairments and accelerated depreciation on production equipment and owned pumps in service.

In January 2015, we approved and initiated plans to streamline and optimize device manufacturing, research and development, and service center activities in all segments and the charges are included as part of Device Strategy charges, as noted above. The Device Strategy is expected to be predominantly completed by the end of 2015.

Charges incurred for the Device Strategy, primarily in the Americas segment, are reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Line Item in the Condensed Consolidated Statement of Income
(dollars in millions)	2015	2014	2015	2014
Consulting, customer accommodations, contract termination, collection and destruction and other (releases) charges	$(14.0)	$4.1	$(22.2)	$9.7	Cost of products sold
Inventory (releases) charges	(0.5)	2.0	(0.8)	2.3	Cost of products sold
Severance and other related (releases) costs	(2.6)	—	15.0	—	Restructuring and impairment
Other asset impairments and accelerated depreciation	(0.9)	0.9	(0.9)	1.3	Restructuring and impairment
Total (releases) charges	$(18.0)	$7.0	$(8.9)	$13.3

Cumulative Device Strategy charges as of June 30, 2015 were $246.2 million. Through June 30, 2015, Hospira has paid approximately $100 million in cash related to the Device Strategy. The amount, timing and recognition of additional charges or releases associated with the Device Strategy will be affected by the nature of spending and the occurrence of commitments and triggering events, among other factors including updated estimates to previously recorded accruals based on changes in various assumptions such as lower customer allowances and destruction costs per pump.

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

Patent-Related Product Matters

We are involved in patent-related disputes with several companies who have branded products over our efforts to market generic versions of those products and with Eurohealth regarding certain of Hospira's Precedex™ patents. We have generic competition for Precedex™ in the U.S. as a result of the FDA's August 2014 ruling allowing competitors to "carve-out" labeled indications and settlement(s) of other Precedex™ litigation. The pending patent litigation, the timing of patent expirations, the breadth of patent coverage, the success of life-cycle management programs and other factors will impact the timing and extent of generic competition. We expect generic competitors to continue to enter the market in future periods and as a result, sales and margins of Precedex™ will continue to decrease. For further details regarding our patents and other patent-related litigation, see "Part I, Item 1. Financial Statements, Note 24."

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

Results of operations for the three months ended June 30, 2015 compared to June 30, 2014

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,
	2015	2014	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$650.4	$625.5	4.0%	5.3%
Medication Management	168.9	176.2	(4.1)%	(1.5)%
Other Pharma	145.1	111.5	30.1%	30.9%
Total Americas	964.4	913.2	5.6%	7.1%
EMEA—
Specialty Injectable Pharmaceuticals	86.8	84.6	2.6%	25.4%
Medication Management	21.4	27.9	(23.3)%	(5.7)%
Other Pharma	20.9	20.2	3.5%	16.8%
Total EMEA	129.1	132.7	(2.7)%	17.6%
APAC—
Specialty Injectable Pharmaceuticals	75.1	75.2	(0.1)%	13.7%
Medication Management	11.7	11.4	2.6%	14.0%
Other Pharma	3.3	3.3	—%	3.0%
Total APAC	90.1	89.9	0.2%	13.3%
Net Sales	$1,183.6	$1,135.8	4.2%	8.8%

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

Three months ended June 30, 2015 compared to three months ended June 30, 2014:

Net sales increased 4.2%, or 8.8% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 5.6%, or 7.1% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to favorable pricing in the U.S. and increased volume across certain product lines, partially due to competitor supply issues. This growth was partially offset by decreased sales of Precedex™ following the loss of exclusivity in the U.S. in September 2014. Medication Management Net sales decreased due to the sale of the TheraDoc business in September 2014 and lower volume of administration sets. This was partially offset by sales of the Sapphire™ infusion pump and of the Plum A+™ infusion pumps following the release in January 2015 of the FDA import alert. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased volume for certain molecules offset by lower contract manufacturing volumes.

EMEA

Net sales in the EMEA segment decreased 2.7%, or increased 17.6% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to higher volumes of biosimilar products including Retacrit™, Nivestim™ and Inflectra™. Medication Management Net sales decreased due to lower Plum A+™ and GemStar™ dedicated set sales partially offset by higher Sapphire™ infusion pump and dedicated set sales. Other Pharma Net sales increased due to higher contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 0.2%, or 13.3% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to volume growth of generic products across the region. Medication Management Net sales increased primarily due to increased sales of Plum™ dedicated sets. Other Pharma Net sales were flat.

Gross profit (Net sales less Cost of products sold)

			Percent
Three months ended June 30 (dollars in millions)	2015	2014	change
Gross profit	$519.4	$400.0	29.9%
As a percent of Net sales	43.9%	35.2%

Gross profit increased $119.4 million, or 29.9%, for the three months ended June 30, 2015, compared with the same period in 2014, due to continued higher pricing on U.S. SIP products. Gross profit also increased due to reduced Device Strategy charges including the release of previously recorded accruals and lower spending related to strengthening quality, compliance and production processes.

Restructuring and impairment

			Percent
Three months ended June 30 (dollars in millions)	2015	2014	change
Restructuring and impairment	$(0.3)	$13.5	nm
As a percent of Net sales	0.0%	1.2%
nm - Percentage change is not meaningful

Restructuring and impairment of $(0.3) million for the three months ended June 30, 2015 included accrual releases related to Device Strategy streamlining and optimization activities and the discontinuation of API R&D related activities at the Boulder, Colorado manufacturing facility partially offset by charges related to the announced closure of the Clayton, North Carolina manufacturing facility. Restructuring and impairment of $13.5 million for the three months ended June 30, 2014 included impairment charges for certain property and equipment, charges related to commercial restructuring-related activities and Device Strategy accelerated depreciation charges.

Research and development

			Percent
Three months ended June 30 (dollars in millions)	2015	2014	change
Research and development	$89.8	$75.7	18.6%
As a percent of Net sales	7.6%	6.7%

R&D increased $14.1 million, or 18.6%, for the three months ended June 30, 2015 compared with the same period in 2014 primarily due to increased biosimilar spending which includes higher spending on Pegfilgrastim development and Inflectra™ and Retacrit™ clinical trials as part of European post launch regulatory requirements and lower reimbursed development funding that is recognized as an offset to R&D expense. For more information on the development funding arrangement, see "Part I, Item 1. Financial Statements, Note 5."

Selling, general and administrative

			Percent
Three months ended June 30 (dollars in millions)	2015	2014	change
Selling, general and administrative	$211.3	$211.3	—%
As a percent of Net sales	17.9%	18.6%

Selling, general and administrative amounts were flat for the three months ended June 30, 2015 compared with the same period in 2014 due to decreased employee-related compensation expenses and litigation related settlements offset by increased costs associated with the proposed Merger with Pfizer.

Interest expense and Other income, net

Hospira recognized Interest expense of $15.2 million for the three months ended June 30, 2015 and $19.2 million in the same period in 2014 with the decrease due to higher capitalized interest in 2015 primarily related to Vizag construction in progress, a benefit from interest rate swaps in 2015 and a reduction in local borrowings. Other income, net was $2.6 million for the three months ended June 30, 2015 and $0.8 million in the same period in 2014 with the increase primarily due to the interest income from the Celltrion convertible bond investment which was purchased in the second half of 2014.

Income tax expense

The effective tax rate was 30.2% for the three months ended June 30, 2015, compared to 23.3% for the same period in 2014, which reflects increased earnings in higher tax-rate jurisdictions compared to the same period in 2014. Both periods were impacted by continuous improvement, quality and device-related charges, or releases in certain periods, incurred in higher tax rate jurisdictions which impacted Hospira's effective tax rate. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity income from affiliates, net

Equity income from affiliates, net decreased to $1.3 million during the three months ended June 30, 2015 compared to $8.7 million for the same period in 2014. The decrease is primarily due to lower income from Hospira's joint venture ZHOPL.

Results of operations for the six months ended June 30, 2015 compared to June 30, 2014

Net sales

A comparison of product line Net sales by segment is as follows:

Hospira, Inc.
Net Sales by Product Line
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2015	2014	Percent Change at Actual Currency Rates	Percent Change at Constant Currency Rates(1)
Americas—
Specialty Injectable Pharmaceuticals	$1,315.9	$1,196.1	10.0%	11.2%
Medication Management	340.7	346.8	(1.8)%	0.7%
Other Pharma	284.7	212.1	34.2%	34.7%
Total Americas	1,941.3	1,755.0	10.6%	12.0%
EMEA—
Specialty Injectable Pharmaceuticals	161.9	170.5	(5.0)%	15.5%
Medication Management	43.0	53.6	(19.8)%	(2.2)%
Other Pharma	42.7	41.4	3.1%	16.2%
Total EMEA	247.6	265.5	(6.7)%	12.0%
APAC—
Specialty Injectable Pharmaceuticals	143.0	135.0	5.9%	18.8%
Medication Management	22.1	21.4	3.3%	13.1%
Other Pharma	4.5	9.7	(53.6)%	(52.6)%
Total APAC	169.6	166.1	2.1%	13.9%
Net Sales	$2,358.5	$2,186.6	7.9%	12.1%

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

Six months ended June 30, 2015 compared to six months ended June 30, 2014:

Net sales increased 7.9%, or 12.1% excluding the impact of changes in foreign exchange rates.

Americas

Net sales in the Americas segment increased 10.6%, or 12.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to favorable pricing in the U.S. and increased volume across certain product lines, partially due to competitor supply issues. This growth was partially offset by decreased sales of Precedex™ following the loss of exclusivity in the U.S. in September 2014. Medication Management Net sales increased due to sales of the Sapphire™ infusion pump and of the Plum A+™ infusion pump following the release in January 2015 of the FDA import alert. This was partially offset by the sale of the TheraDoc business in September 2014 and lower administration set volumes. Other Pharma Net sales increased due to certain product price increases in the U.S. and increased volume for certain molecules partially offset by lower contract manufacturing volumes.

EMEA

Net sales in the EMEA segment decreased 6.7%, or increased 12.0% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to sales volume increases of biosimilar products including Retacrit™, Nivestim™ and Inflectra™ partially offset by decreased sales in generic SIP products. Medication Management Net sales decreased due to decreased sales of GemStar™ and Plum A+™ dedicated sets partially offset by increased sales of the Sapphire™ infusion pump. Other Pharma Net sales increased due to higher contract manufacturing volumes.

APAC

Net sales in the APAC segment increased 2.1%, or 13.9% excluding the impact of changes in foreign exchange rates. Net sales of SIP increased primarily due to volume growth of generic products across the region and continued volume growth of Precedex™ in Japan and Asia. Medication Management Net sales increased primarily due to increased sales of Plum™ dedicated sets. Other Pharma Net sales decreased due to lower contract manufacturing volumes.

Gross profit (Net sales less Cost of products sold)

			Percent
Six months ended June 30 (dollars in millions)	2015	2014	change
Gross profit	$1,042.9	$769.6	35.5%
As a percent of Net sales	44.2%	35.2%

Gross profit increased $273.3 million, or 35.5%, for the six months ended June 30, 2015, compared with the same period in 2014 due to continued higher pricing on U.S. SIP products. Gross profit also increased due to reduced Device Strategy charges including the release of previously recorded accruals and lower spending related to strengthening quality, compliance and production processes.

Restructuring and impairment

			Percent
Six months ended June 30 (dollars in millions)	2015	2014	change
Restructuring and impairment	$30.8	$14.2	116.9%
As a percent of Net sales	1.3%	0.6%

Restructuring and impairment of $30.8 million for the six months ended June 30, 2015 included charges related to streamlining and optimization activities related to the Device Strategy, the announced closure of the Clayton, North Carolina manufacturing facility and the discontinuation of API R&D related activities at the Boulder, Colorado manufacturing facility. Restructuring and impairment of $14.2 million for the six months ended June 30, 2014 included impairment charges for certain property and equipment, charges related to commercial restructuring-related activities and accelerated depreciation charges related to the Device Strategy.

Research and development

			Percent
Six months ended June 30 (dollars in millions)	2015	2014	change
Research and development	$225.2	$158.9	41.7%
As a percent of Net sales	9.5%	7.3%

R&D increased $66.3 million, or 41.7%, for the six months ended June 30, 2015 compared with the same period in 2014 primarily due to the upfront milestone payment of $51.0 million to Pfenex for a global collaborative arrangement as well as increased biosimilar spending which includes higher spending on Pegfilgrastim development and Inflectra™ and Retacrit™ clinical trials as part of European post launch regulatory requirements, and lower reimbursed development funding that is recognized as an offset to R&D expense. For more information on the collaborative arrangement and development funding arrangement, see "Part I, Item 1. Financial Statements, Note 5."

Selling, general and administrative

			Percent
Six months ended June 30 (dollars in millions)	2015	2014	change
Selling, general and administrative	$434.9	$397.4	9.4%
As a percent of Net sales	18.4%	18.2%

Selling, general and administrative increased $37.5 million, or 9.4%, for the six months ended June 30, 2015 compared with the same period in 2014 primarily due to increased costs associated with the proposed Merger with Pfizer, employee-related compensation expenses and IT related spending partially offset by litigation related settlements.

Interest expense and Other income, net

Hospira recognized Interest expense of $30.2 million for the six months ended June 30, 2015 and $39.7 million in the same period in 2014. Interest expense decreased due to an increase in capitalized interest in 2015 primarily related to Vizag, a benefit from interest rate swaps in 2015 and a reduction in local borrowings. Other income, net was $6.1 million for the six months ended June 30, 2015 and $2.8 million in the same period in 2014. The change to Other income, net was primarily due to an increase in interest income from the Celltrion convertible bond investment which was purchased in the second half of 2014.

Income tax expense

The effective tax rate was an expense of 33.6% for the six months ended June 30, 2015, compared to an expense of 21.8% for the same period in 2014. The tax rate for the six months ended June 30, 2015 was impacted by an upfront research and development milestone charge incurred in a tax-exempt jurisdiction. Without this expense, the effective tax rate for the six months ended June 30, 2015 would have been 29.1%, which reflects increased earnings in higher tax-rate jurisdictions compared to the same period in 2014. Both periods were impacted by continuous improvement, quality and device-related charges, or releases in certain periods, incurred in higher tax rate jurisdictions that impacted Hospira's effective tax rate. The effective tax rates are generally less than the statutory U.S. federal income tax rate due to the benefit of tax exemptions of varying durations in certain jurisdictions outside the U.S.

Equity income from affiliates, net

Equity income from affiliates, net decreased to $2.9 million during the six months ended June 30, 2015 compared to $12.0 million for the same period in 2014. The decrease is primarily due to lower income from Hospira's joint venture ZHOPL.

Liquidity and Capital Resources

Net cash from operating activities continues to be our primary source of funds to finance operating needs including capital expenditures, certain quality and product related matters, the Device Strategy, research and development expenditures and inventory, common stock repurchases and repayment of debt. Other capital resources include cash on hand, borrowing availability under our revolving credit facility, other uncommitted lines of credit in certain international countries and access to the capital markets. In addition, we may enter into further development alliances and collaborations to fund our research and development activities. We believe that our current capital resources will be sufficient to finance our operations, including debt service obligations, capital expenditures, product development and investments in continuous improvement, quality-related activities and Device Strategy initiatives for the foreseeable future.

Of the total cash and cash equivalents at June 30, 2015, approximately $199.1 million was held in foreign jurisdictions. We regularly review our needs in the U.S. for possible repatriation of foreign subsidiary earnings, and we intend to permanently invest all foreign subsidiary earnings outside of the U.S. We plan to use these foreign subsidiary earnings and cash held outside the U.S. in our foreign operations to fund foreign investments or meet foreign working capital and capital expenditure needs. We believe that our current U.S. cash flow from operations, U.S. cash balances, borrowing capacity under our revolving credit facility and access to capital markets are sufficient to meet U.S. operating and strategic needs. Additionally, we utilize certain funding strategies in an effort to ensure our worldwide cash is available in the locations in which it is needed. For the foregoing reasons, we have no intention of repatriating earnings held in foreign locations. Under current U.S. tax laws, if funds were repatriated for use in our U.S. operations, we could be required to pay additional income taxes, net of available foreign tax credits, at the tax rates then in effect. Future changes in U.S. tax legislation could cause us to reevaluate the possible repatriation of foreign subsidiary earnings.

We have outstanding advances, net of inventory receipts, of $25.4 million to Celltrion through June 30, 2015 for the purchase of certain biosimilar products. Additional supplier advances in the aggregate of $25 million for these biosimilar products may be required over the next two years, the timing of which is based on estimated regulatory approval dates and commercial launch dates. These supplier advances are refundable under certain conditions, interest free and unsecured. We may distribute and market additional products sourced from Celltrion, which would require additional advances.

Summary of Sources and (Uses) of Cash

	Six Months Ended June 30,
(dollars in millions)	2015	2014
Operating activities	$186.2	$175.5
Investing activities	(241.5)	(181.2)
Financing activities	82.2	3.4

Operating Activities

Net cash from operating activities increased in the six months ended June 30, 2015, compared with the same period in 2014. The increase is due to higher operating earnings in 2015 partially offset by higher employee incentive payments.

Investing Activities

Net cash used in investing activities increased in the six months ended June 30, 2015, compared with the same period in 2014 primarily due to increased capital expenditure for capacity expansion and modernization initiatives at several of Hospira's facilities and payments related to the agreement with Q Core, further described in the section captioned "Product Development and Product Launches" within this Item 2. These uses of cash were offset by proceeds from the sale of assets, including the Buffalo, New York manufacturing facility in 2014.

Financing Activities

Net cash from financing activities increased in the six months ended June 30, 2015, compared with the same period in 2014, primarily due to the lower repayments of Other borrowings, net in the six months ended June 30, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As part of its risk management program, Hospira performed sensitivity analyses of changes in the fair value of foreign currency forward contracts outstanding at June 30, 2015. While not predictive in nature, these analyses indicated that if the U.S. dollar uniformly fluctuates unfavorably by 10% against all currencies the net asset balance of $0.5 million would decrease by $15.5 million.

The sensitivity analyses recalculate the fair value of the foreign currency forward exchange contracts outstanding at June 30, 2015 by replacing the actual exchange rates at June 30, 2015 with exchange rates that are 10% unfavorable to the actual exchange rates for each applicable currency. All other factors are held constant. These sensitivity analyses disregard the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analyses also disregard the offsetting change in value of the underlying hedged transactions and balances.

In December 2014, we entered into interest rate swaps contracts whereby the $350.0 million principal amount of 5.20% note due in August 2020 was effectively converted from fixed to floating rate debt. As part of our risk management program, we perform sensitivity analyses to assess potential gains and losses in earnings relating to hypothetical movements in interest rates associated with outstanding interest rates swap contracts. A 100 basis point increase in interest rates affecting our interest rate swap contracts would result in an annual loss of approximately $3.5 million. We terminated these interest rate swap contracts in July 2015. For further information on the termination of these interest rate swap contracts, see "Part I, Item 1. Financial Statements, Note 8."

There have been no other material changes to the information provided in "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of our 2014 Form 10-K.

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

Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect Hospira's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The disclosures contained in "Part I, Item 1. Financial Statements, Note 24" of this report are incorporated herein by reference.

Item 1A. Risk Factors

Please refer to "Part I, Item 1A. Risk Factors" in Hospira's 2014 Form 10-K for a discussion of risks to which Hospira's business, financial condition, results of operations and cash flows are subject. There have been no material changes in that discussion, except we have added under “Other Matters” the following risk factor, “Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.”, as set forth below:

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

A cyber-attack that bypasses our information technology security systems causing a security breach may lead to a material disruption of our information technology business systems and/or the loss or manipulation of business information resulting in an adverse business impact as described above under “We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.”

Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of our and our customers', partners', suppliers' and third-party service providers' information, products, systems and networks and the confidentiality, availability and integrity of our and our customers' data. While we attempt to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats.

Despite our efforts to protect sensitive, confidential or personal data or information, and to maintain the integrity of our software-controlled products, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems or products, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)          Issuer Purchases of Equity Securities

The table below gives information on a monthly basis regarding purchases made by Hospira of its common stock during the second quarter of 2015.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Period
April 1-April 30, 2015	800	$87.71	—	$800,000,000
May 1-May 31, 2015	—	—	—	800,000,000
June 1-June 30, 2015	—	—	—	800,000,000
Total	800	$87.71	—	$800,000,000

(1)
These shares represent the shares purchased on the open market for the benefit of participants in the Hospira Canada Stock Purchase Plan. No new participants have joined the plan in 2015. The volume of share repurchases under this plan depends upon the level of employee participation in the plan and purchases were made on a monthly basis through April 2015. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases for existing participants.

(2)
We may periodically repurchase additional shares under this authorization, the timing of which will depend on various factors such as cash generation from operations, cash expenditures required for other purposes, current stock price, and other factors. No common stock repurchases were made during the three months ended June 30, 2015. The Merger Agreement with Pfizer imposes certain restrictions on repurchases of our common stock during the pendency of the Merger.

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
Date: July 29, 2015

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

101
The following financial statements from the Hospira, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on July 29, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Statements of Cash Flows, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statement of Changes in Shareholders' Equity, and (v) the notes to the condensed consolidated financial statements.